Form 10-Q
period 1996-03-31
AGCO CORP /DE
filed 1996-05-15
CIK 880266

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                ------------

                                  FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    --------------------

                          Commission file number    0-19898
                                                 -------------

                                AGCO CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                        58-1960019
(State of incorporation)                 (I.R.S. Employer Identification No.)

                          4830 River Green Parkway
                           Duluth, Georgia  30136
                       (Address of principal executive
                         offices including zip code)

     Registrant's telephone number, including area code:  (770) 813-9200

                                ------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    X     NO
                                                ---         ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common stock par value $.01 per share: 51,894,622 shares outstanding as of March 31, 1996.

=============================================================================

                       AGCO CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                 Page
                                                                               Numbers
                                                                               -------
PART I.   FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Condensed Consolidated Balance
             Sheets - March 31, 1996 and December 31, 1995 . . . .                3

             Condensed Consolidated Statements
             of Income for the Three Months
             Ended March 31, 1996 and 1995 . . . . . . . . . . . .                4

             Condensed Consolidated Statements
             of Cash Flows for the Three Months
             Ended March 31, 1996 and 1995 . . . . . . . . . . . .                5

             Notes to Condensed Consolidated
             Financial Statements. . . . . . . . . . . . . . . . .                6

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations   . . . . . . . . . . . . . . . . . . .               10


PART II.  OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . .               16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       AGCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  CONSOLIDATED               EQUIPMENT OPERATIONS
                                                                           -------------------------      -------------------------
                                                                            MARCH 31,    DECEMBER 31,      MARCH 31,    DECEMBER 31,
                                                                              1996          1995             1996          1995
                                                                           ----------    ----------       ----------    ----------
                                                                           (Unaudited)                    (Unaudited)
                ASSETS
  Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     $   27,207    $   27,858       $   24,595    $   20,023
     Accounts and notes receivable, net of allowances  . . . . . . . .        753,653       785,801          753,653       785,801
     Receivables from unconsolidated subsidiary and affiliates . . . .          6,041         4,029            9,690         4,029
     Credit receivables, net . . . . . . . . . . . . . . . . . . . . .        197,790       185,401                -             -
     Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . .        429,704       360,969          429,704       360,969
     Other current assets  . . . . . . . . . . . . . . . . . . . . . .         57,625        60,442           54,266        56,950
                                                                           ----------    ----------       ----------    ----------
       Total current assets  . . . . . . . . . . . . . . . . . . . . .      1,472,020     1,424,500        1,271,908     1,227,772

  Noncurrent credit receivables, net . . . . . . . . . . . . . . . . .        390,549       397,177                -             -
  Property, plant and equipment, net . . . . . . . . . . . . . . . . .        143,696       146,521          143,348       146,172
  Investments in unconsolidated
     subsidiary and affiliates . . . . . . . . . . . . . . . . . . . .         45,975        45,963          108,598       105,913
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,822        44,510           49,822        44,510
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . .        104,158       104,244          104,158       104,244
                                                                           ----------    ----------       ----------    ----------
       Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $2,206,220    $2,162,915       $1,677,834    $1,628,611
                                                                           ==========    ==========       ==========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Current portion of long-term debt . . . . . . . . . . . . . . . .       $365,193      $361,376       $        -    $        -
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .        277,749       325,701          273,708       319,711
     Payables to unconsolidated subsidiary and affiliates  . . . . . .         26,561         4,837           26,561         9,523
     Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .        218,353       233,848          208,231       223,839
     Other current liabilities . . . . . . . . . . . . . . . . . . . .         12,153        13,217           12,153        13,217
                                                                           ----------    ----------       ----------    ----------
        Total current liabilities  . . . . . . . . . . . . . . . . . .        900,009       938,979          520,653       566,290
                                                                           ----------    ----------       ----------    ----------
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .        602,533       531,336          462,533       378,336
  Convertible subordinated debentures  . . . . . . . . . . . . . . . .         29,926        37,558           29,926        37,558
  Postretirement health care benefits. . . . . . . . . . . . . . . . .         23,799        23,561           23,799        23,561
  Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . .         39,296        42,553           30,266        33,938
                                                                           ----------    ----------       ----------    ----------
       Total liabilities   . . . . . . . . . . . . . . . . . . . . . .      1,595,563     1,573,987        1,067,177     1,039,683
  Stockholders' Equity:
     Common stock; $0.01 par value, 150,000,000 shares
     authorized, 51,894,622 and 50,557,040 shares issued and
     outstanding at March 31, 1996 and December 31, 1995,
     respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .            519           506              519           506
     Additional paid-in capital  . . . . . . . . . . . . . . . . . . .        315,264       307,189          315,264       307,189
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .        304,292       287,706          304,292       287,706
     Unearned compensation   . . . . . . . . . . . . . . . . . . . . .        (19,418)      (22,587)         (19,418)      (22,587)
     Additional minimum pension liability. . . . . . . . . . . . . . .         (2,619)       (2,619)          (2,619)       (2,619)
     Cumulative translation adjustment . . . . . . . . . . . . . . . .         12,619        18,733           12,619        18,733
                                                                           ----------    ----------       ----------    ----------
       Total stockholders' equity  . . . . . . . . . . . . . . . . . .        610,657       588,928          610,657       588,928
                                                                           ----------    ----------       ----------    ----------
       Total liabilities and stockholders' equity  . . . . . . . . . .     $2,206,220    $2,162,915       $1,677,834    $1,628,611
                                                                           ==========    ==========       ==========    ==========

                                                                                FINANCE COMPANY
                                                                          -------------------------
                                                                            MARCH 31,    DECEMBER 31,
                                                                              1996          1995
                                                                          -----------    -----------
                                                                                  (Unaudited)
                ASSETS
  Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     $    2,612    $    7,835
     Accounts and notes receivable, net of allowances  . . . . . . . .              -             -
     Receivables from unconsolidated subsidiary and affiliates . . . .              -         4,686
     Credit receivables, net . . . . . . . . . . . . . . . . . . . . .        197,790       185,401
     Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . .              -             -
     Other current assets  . . . . . . . . . . . . . . . . . . . . . .          3,359         3,492
                                                                           ----------    ----------
       Total current assets  . . . . . . . . . . . . . . . . . . . . .        203,761       201,414

  Noncurrent credit receivables, net . . . . . . . . . . . . . . . . .        390,549       397,177
  Property, plant and equipment, net . . . . . . . . . . . . . . . . .            348           349
  Investments in unconsolidated
     subsidiary and affiliates . . . . . . . . . . . . . . . . . . . .              -             -
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             -
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . .              -             -
                                                                           ----------    ----------
       Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $  594,658    $  598,940
                                                                           ==========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Current portion of long-term debt . . . . . . . . . . . . . . . .     $  365,193    $  361,376
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .          4,041         5,990
     Payables to unconsolidated subsidiary and affiliates  . . . . . .          3,649             -
     Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .         10,122        10,009
     Other current liabilities . . . . . . . . . . . . . . . . . . . .              -             -
                                                                           ----------    ----------
       Total current liabilities   . . . . . . . . . . . . . . . . . .        383,005       377,375
                                                                           ----------    ----------
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .        140,000       153,000
  Convertible subordinated debentures  . . . . . . . . . . . . . . . .              -             -
  Postretirement health care benefits. . . . . . . . . . . . . . . . .              -             -
  Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . .          9,030         8,615
                                                                           ----------    ----------
       Total liabilities   . . . . . . . . . . . . . . . . . . . . . .        532,035       538,990
  Stockholders' Equity:
     Common stock; $0.01 par value, 150,000,000 shares
     authorized, 51,894,622 and 50,557,040 shares issued and
     outstanding at March 31, 1996 and December 31, 1995,
     respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .              1             1
     Additional paid-in capital  . . . . . . . . . . . . . . . . . . .         48,834        48,834
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .         13,820        11,150
     Unearned compensation   . . . . . . . . . . . . . . . . . . . . .              -             -
     Additional minimum pension liability. . . . . . . . . . . . . . .              -             -
     Cumulative translation adjustment . . . . . . . . . . . . . . . .            (32)          (35)
                                                                           ----------    ----------
       Total stockholders' equity  . . . . . . . . . . . . . . . . . .         62,623        59,950
                                                                           ----------    ----------
       Total liabilities and stockholders' equity  . . . . . . . . . .     $  594,658    $  598,940
                                                                           ==========    ==========

          See accompanying notes to consolidated financial statements.

                       AGCO CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     CONSOLIDATED                     EQUIPMENT OPERATIONS
                                                              ----------------------------         ----------------------------
                                                              Three Months Ended March 31,         Three Months Ended March 31,
                                                              ----------------------------         ----------------------------
                                                                  1996            1995                 1996            1995
                                                                --------        --------             --------        --------
Revenues:
  Net sales  . . . . . . . . . . . . . . . . . . . . .          $453,884        $443,536             $453,884        $443,536
  Finance income . . . . . . . . . . . . . . . . . . .            16,808          12,683                    -               -
                                                                --------        --------             --------        --------
                                                                 470,692         456,219              453,884         443,536
                                                                --------        --------             --------        --------
Costs and Expenses:
  Cost of goods sold . . . . . . . . . . . . . . . . .           360,144         350,338              360,144         350,338
  Selling, general and administrative expenses . . . .            49,439          46,824               46,246          43,344
  Engineering expenses   . . . . . . . . . . . . . . .             6,979           5,885                6,979           5,885
  Interest expense, net  . . . . . . . . . . . . . . .            15,052          15,315                5,964           8,346
  Other expense (income), net  . . . . . . . . . . . .             2,466             567                2,443             620
  Nonrecurring expenses  . . . . . . . . . . . . . . .             5,923           2,012                5,923           2,012
                                                                --------        --------             --------        --------
                                                                 440,003         420,941              427,699         410,545
                                                                --------        --------             --------        --------
Income before income taxes, equity in net earnings of
  unconsolidated subsidiary and affiliates and
  extraordinary loss . . . . . . . . . . . . . . . . .            30,689          35,278               26,185          32,991
Provision for income taxes . . . . . . . . . . . . . .            10,867          12,401                9,033          11,509
                                                                --------        --------             --------        --------
Income before equity in net earnings of unconsolidated
  subsidiary and affiliates and extraordinary loss . .            19,822          22,877               17,152          21,482
Equity in net earnings of unconsolidated subsidiary
     and affiliates  . . . . . . . . . . . . . . . . .               773             507                3,443           1,902
                                                                --------        --------             --------        --------
Income before extraordinary loss . . . . . . . . . . .            20,595          23,384               20,595          23,384
Extraordinary loss, net of taxes . . . . . . . . . . .            (3,503)              -               (3,503)              -
                                                                --------        --------             --------        --------
Net income . . . . . . . . . . . . . . . . . . . . . .            17,092          23,384               17,092          23,384
Preferred stock dividends. . . . . . . . . . . . . . .                 -           1,213                    -           1,213
                                                                --------        --------             --------        --------
Net income available for common stockholders . . . . .          $ 17,092        $ 22,171             $ 17,092        $ 22,171
                                                                ========        ========             ========        ========
Net income per common share:
  Primary:
    Income before extraordinary loss . . . . . . . . .          $   0.40        $   0.50
    Extraordinary loss . . . . . . . . . . . . . . . .             (0.07)              -
                                                                --------        --------
    Net income . . . . . . . . . . . . . . . . . . . .          $   0.33        $   0.50
                                                                ========        ========
  Fully diluted:
    Income before extraordinary loss . . . . . . . . .          $   0.37        $   0.42
    Extraordinary loss . . . . . . . . . . . . . . . .             (0.06)              -
                                                                --------        --------
    Net income . . . . . . . . . . . . . . . . . . . .          $   0.31        $   0.42
                                                                ========        ========

Weighted average number of common and
  common equivalent shares outstanding:
  Primary  . . . . . . . . . . . . . . . . . . . . . .            51,292          44,052
                                                                ========        ========
  Fully diluted  . . . . . . . . . . . . . . . . . . .            57,071          55,938
                                                                ========        ========
Dividends declared per common share  . . . . . . . . .          $   0.01        $   0.01
                                                                ========        ========

                                                                     FINANCE COMPANY
                                                               ----------------------------
                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1996             1995
                                                                --------        ---------
Revenues:
  Net sales  . . . . . . . . . . . . . . . . . . . . .          $      -        $       -
  Finance income . . . . . . . . . . . . . . . . . . .            16,808           12,683
                                                                --------        ---------
                                                                  16,808           12,683
                                                                --------        ---------
Costs and Expenses:
  Cost of goods sold . . . . . . . . . . . . . . . . .                 -                -
  Selling, general and administrative expenses . . . .             3,193            3,480
  Engineering expenses   . . . . . . . . . . . . . . .                 -                -
  Interest expense, net  . . . . . . . . . . . . . . .             9,088            6,969
  Other expense (income), net  . . . . . . . . . . . .                23              (53)
  Nonrecurring expenses  . . . . . . . . . . . . . . .                 -                -
                                                                --------        ---------
                                                                  12,304           10,396
                                                                --------        ---------
Income before income taxes, equity in net earnings of
  unconsolidated subsidiary and affiliates and
  extraordinary loss . . . . . . . . . . . . . . . . .             4,504            2,287
Provision for income taxes . . . . . . . . . . . . . .             1,834              892
                                                                --------        ---------
Income before equity in net earnings of unconsolidated
  subsidiary and affiliates and extraordinary loss . .             2,670            1,395
Equity in net earnings of unconsolidated subsidiary
     and affiliates  . . . . . . . . . . . . . . . . .                 -                -
                                                                --------        ---------
Income before extraordinary loss . . . . . . . . . . .             2,670            1,395
Extraordinary loss, net of taxes . . . . . . . . . . .                 -                -
                                                                --------        ---------
Net income . . . . . . . . . . . . . . . . . . . . . .             2,670            1,395
Preferred stock dividends. . . . . . . . . . . . . . .                 -                -
                                                                --------        ---------
Net income available for common stockholders . . . . .          $  2,670        $   1,395
                                                                ========        =========

     See accompanying notes to condensed consolidated financial statements.

                       AGCO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                           CONSOLIDATED            EQUIPMENT OPERATIONS
                                                                   ---------------------------- ----------------------------
                                                                   Three Months Ended March 31, Three Months Ended March 31,
                                                                   ---------------------------- ----------------------------
                                                                       1996          1995           1996          1995
                                                                     -------       -------        -------       -------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .        $17,092       $23,384        $17,092       $23,384
                                                                     -------       -------        -------       -------
  Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
    Extraordinary loss, net of taxes. . . . . . . . . . . . .          3,503             -          3,503             -
    Depreciation and amortization . . . . . . . . . . . . . .          6,093         6,074          6,060         6,053
    Equity in net earnings of unconsolidated subsidiary and
       affiliates, net of cash received . . . . . . . . . . .           (773)         (507)        (3,443)       (1,902)
    Deferred income tax provision (benefit) . . . . . . . . .          3,622         5,672          3,840         6,244
    Amortization of intangibles . . . . . . . . . . . . . . .          1,003           859          1,003           859
    Amortization of unearned compensation   . . . . . . . . .          3,165           579          3,165           579
    Provision for losses on credit receivables  . . . . . . .            851         1,122              -             -
    Changes in operating assets and liabilities, net of effects from purchase of businesses:
       Accounts and notes receivable, net . . . . . . . . . .         19,951       (63,035)        16,302       (58,284)
       Inventories, net . . . . . . . . . . . . . . . . . . .        (70,970)      (55,948)       (70,970)      (55,948)
       Other current and noncurrent assets. . . . . . . . . .             (4)          562           (345)          493
       Accounts payable . . . . . . . . . . . . . . . . . . .        (20,384)        5,425        (23,121)        7,084
       Accrued expenses . . . . . . . . . . . . . . . . . . .        (12,546)       (6,167)       (12,662)       (5,799)
       Other current and noncurrent liabilities . . . . . . .          1,955        (2,554)         1,540        (2,382)
                                                                     -------       -------        -------       -------
      Total adjustments  . . . . . .  . . . . . . . . . . . .        (64,534)     (107,918)       (75,128)     (103,003)
                                                                     -------       -------        -------       -------
      Net cash (used for) provided by operating activities. .        (47,442)      (84,534)       (58,036)      (79,619)
                                                                     -------       -------        -------       -------
Cash flows from investing activities:
  Purchase of businesses, net of cash acquired  . . . . . . .         (6,180)            -         (6,180)            -
  Purchase of property, plant and equipment . . . . . . . . .         (5,461)       (5,255)        (5,439)       (5,206)
  Credit receivables originated . . . . . . . . . . . . . . .        (80,336)      (60,133)             -             -
  Principal collected on credit receivables . . . . . . . . .         73,724        61,947              -             -
                                                                     -------       -------        -------       -------
      Net cash (used for) provided by investing activities. .        (18,253)       (3,441)       (11,619)       (5,206)
                                                                     -------       -------        -------       -------
Cash flows from financing activities:
  Proceeds (payments) on long-term debt, net  . . . . . . . .         75,016        74,756         84,199        78,406
  Payment of debt issuance costs  . . . . . . . . . . . . . .         (9,851)            -         (9,851)            -
  Proceeds from issuance of common stock  . . . . . . . . . .            458            71            458            71
  Dividends paid on common stock. . . . . . . . . . . . . . .           (506)         (217)          (506)         (217)
  Dividends paid on preferred stock . . . . . . . . . . . . .              -        (1,222)             -        (1,222)
  (Payments) proceeds on short-term borrowings from
   unconsolidated subsidiary and affiliates, net. . . . . . .              -             -              -        (3,397)
                                                                     -------       -------        -------       -------
      Net cash provided by (used for) financing activities. .         65,117        73,388         74,300        73,641
                                                                     -------       -------        -------       -------
Effect of exchange rate changes on cash and cash equivalents.            (73)          622            (73)          622
(Decrease) increase in cash and cash equivalents. . . . . . .           (651)      (13,965)         4,572       (10,562)
Cash and cash equivalents, beginning of period. . . . . . . .         27,858        25,826         20,023        21,844
                                                                     -------       -------        -------       -------
Cash and cash equivalents, end of period. . . . . . . . . . .        $27,207       $11,861        $24,595       $11,282
                                                                     =======       =======        =======       =======

                                                                           FINANCE COMPANY
                                                                     ----------------------------
                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          1996           1995
                                                                        -------        -------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .           $ 2,670        $ 1,395
                                                                        -------        -------
  Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
    Extraordinary loss, net of taxes. . . . . . . . . . . . .                 -              -
    Depreciation and amortization . . . . . . . . . . . . . .                33             21
    Equity in net earnings of unconsolidated subsidiary and
       affiliates, net of cash received . . . . . . . . . . .                 -              -
    Deferred income tax provision (benefit) . . . . . . . . .              (218)          (572)
    Amortization of intangibles . . . . . . . . . . . . . . .                 -              -
    Amortization of unearned compensation   . . . . . . . . .                 -              -
    Provision for losses on credit receivables  . . . . . . .               851          1,122
    Changes in operating assets and liabilities, net of effects from purchase of businesses:
       Accounts and notes receivable, net . . . . . . . . . .                 -              -
       Inventories, net . . . . . . . . . . . . . . . . . . .                 -              -
       Other current and noncurrent assets. . . . . . . . . .               341             69
       Accounts payable . . . . . . . . . . . . . . . . . . .             6,386         (6,410)
       Accrued expenses . . . . . . . . . . . . . . . . . . .               116           (368)
       Other current and noncurrent liabilities . . . . . . .               415           (172)
                                                                        -------        -------
      Total adjustments  . . . . . .  . . . . . . . . . . . .             7,924         (6,310)
                                                                        -------        -------
      Net cash (used for) provided by operating activities. .            10,594         (4,915)
                                                                        -------        -------
Cash flows from investing activities:
  Purchase of businesses, net of cash acquired  . . . . . . .                 -              -
  Purchase of property, plant and equipment . . . . . . . . .               (22)           (49)
  Credit receivables originated . . . . . . . . . . . . . . .           (80,336)       (60,133)
  Principal collected on credit receivables . . . . . . . . .            73,724         61,947
                                                                        -------        -------
      Net cash (used for) provided by investing activities. .            (6,634)         1,765
                                                                        -------        -------
Cash flows from financing activities:
  Proceeds (payments) on long-term debt, net  . . . . . . . .            (9,183)        (3,650)
  Payment of debt issuance costs  . . . . . . . . . . . . . .                 -              -
  Proceeds from issuance of common stock  . . . . . . . . . .                 -              -
  Dividends paid on common stock. . . . . . . . . . . . . . .                 -              -
  Dividends paid on preferred stock . . . . . . . . . . . . .                 -              -
  (Payments) proceeds on short-term borrowings from
   unconsolidated subsidiary and affiliates, net. . . . . . .                 -          3,397
                                                                        -------        -------
      Net cash provided by (used for) financing activities. .            (9,183)          (253)
                                                                        -------        -------
Effect of exchange rate changes on cash and cash equivalents.                 -              -
(Decrease) increase in cash and cash equivalents. . . . . . .            (5,223)        (3,403)
Cash and cash equivalents, beginning of period. . . . . . . .             7,835          3,982
                                                                        -------        -------
Cash and cash equivalents, end of period. . . . . . . . . . .           $ 2,612        $   579
                                                                        =======        =======

     See accompanying notes to condensed consolidated financial statements.

                       AGCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

         The accompanying condensed consolidated financial statements include, on a separate, supplemental basis, the Company's Equipment Operations and its Finance Company. "Equipment Operations" reflect the consolidation of all operations of the Company and its subsidiaries with the exception of Agricredit Acceptance Company ("Agricredit"), a wholly-owned finance subsidiary, which is included using the equity method of accounting. The results of operations of Agricredit are included under the caption "Finance Company." All significant intercompany transactions, including activity within and between the Equipment Operations and Finance Company, have been eliminated to arrive at the "Consolidated" financial statements. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations for the three months ended March 31, 1996 included a charge for nonrecurring expenses of $5,923,000, or $0.07 per common share on a fully diluted basis, related to the further restructuring of the International Operations which was acquired in the Massey Acquisition in June 1994.

         The nonrecurring charge included costs associated with the centralization of certain parts warehousing, administrative, sales and marketing functions. The $5,923,000 nonrecurring charge recorded through March 31, 1996 included $4,763,000 for employee related costs, consisting primarily of severance costs, and $1,160,000 for other nonrecurring costs. Included in the $4,763,000 of employee related costs are $421,000 of payroll costs incurred through March 31, 1996 for personnel that have been terminated or will be terminated in future periods. Of the total $5,923,000 charge, $2,394,000 had been incurred at March 31, 1996. The remaining accrual of $3,529,000 consists of employee severance costs which relate to the planned reduction of 86 employees, of which 34 employees had been terminated at March 31, 1996.


         The results of operations for the three months ended March 31, 1995 included a charge for nonrecurring expenses of $2,012,000, or $0.02 per common share on a fully diluted basis, which was a portion of the Company's $19,500,000 charge recorded through December 31, 1995 primarily related to the initial integration and restructuring of the International Operations. The nonrecurring charge for the three months ended March 31, 1995 included $1,504,000 for employee severance and $508,000 for certain data processing expenses. Substantially all of the costs associated with the $19,500,000 charge recorded through December 31, 1995 have been incurred.

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 1996 and December 31, 1995 (in thousands):

                                                                         March 31,               December 31,
                                                                           1996                     1995
                                                                         --------                 --------
 Revolving credit facility - Equipment Operations                        $214,682                 $378,336

 Revolving credit facility - Finance Company                              505,193                  514,376

 Senior subordinated notes                                                247,851                    --
                                                                         --------                 --------
                                                                         $967,726                 $892,712
                                                                         ========                 ========



         In March 1996, the Company issued $250,000,000 of 8 1/2% Senior Subordinated Notes due 2006 (the "Notes") at 99.139% of their par value. The Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 initially at 104.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount plus accrued interest, on or after March 15, 2003. The Notes include certain covenants, including covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends. The net proceeds from the sale of the Notes were used to repay outstanding indebtedness under the Company's $550.0 million revolving credit facility.

         In March 1996, the Company replaced its $550.0 million secured revolving credit facility (the "Old Credit Facility") with a five-year $650.0 million unsecured credit facility (the "New Credit Facility"). Aggregate borrowings outstanding under the New Credit Facility are subject to a borrowing base limitation and may not at any time exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. Interest will accrue on borrowings outstanding under the New Credit Facility primarily at LIBOR plus an applicable margin, as defined. The New Credit Facility contains certain covenants, including covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends. In addition, the Company must maintain certain financial covenants including, among others, a debt to capitalization ratio, an interest coverage ratio and a ratio of debt to cash flow, as defined. At March 31, 1996, $214,682,000 was outstanding under the New Credit Facility and available borrowings were $425,768,000.

4.       EXTRAORDINARY LOSS

         During the first quarter of 1996, as part of the refinancing of the Old Credit Facility with the New Credit Facility, the Company recorded an extraordinary loss of $3.5 million, net of tax, for the write-off of unamortized debt costs related to the Old Credit Facility.

5.       CONVERTIBLE SUBORDINATED DEBENTURES

         In June 1995, the Company exchanged all of its outstanding 2,674,534 depositary shares (the "Exchange"), each representing 1/10 of a share of $16.25 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"), into $66,848,000 of its 6.5% Convertible Subordinated Debentures due 2008 (the "Convertible Subordinated Debentures"). The effect of this transaction resulted in a reduction to stockholders' equity and an increase to liabilities in the amount of $66,848,000. The Convertible Subordinated Debentures are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion rate of 157.85 shares of common stock for each $1,000 principal amount of the debentures. In addition, on or after June 1, 1996, the Convertible Subordinated Debentures may be redeemed at the option of the Company initially at an amount equivalent to $1,045.50 per $1,000 principal amount of the debentures and thereafter at prices declining to an amount equivalent to the face amount of the debentures on or after June 1, 2003, plus all accrued and unpaid interest. During the first quarter of 1996, $7,632,000 of Convertible Subordinated Debentures were converted at the option of the holder into 1,203,626 shares of the Company's common stock.

         In April 1996, the Company announced its election, effective June 1, 1996, to redeem all of its outstanding Convertible Subordinated Debentures.
The redemption price will be 104.55% of the principal amount of the Convertible Subordinated Debentures. The Convertible Subordinated Debentures may be converted into the Company's common stock through the redemption date.

6.       NET INCOME PER COMMON SHARE

         Primary net income per common share is computed by dividing net income available for common stockholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon the assumed exercise of outstanding stock options. Fully diluted net income per common share assumes (i) conversion of the Convertible Subordinated Debentures into common stock after the Exchange and the elimination of interest expense related to the Convertible Subordinated Debentures, net of applicable income taxes and (ii) the conversion of the Preferred Stock into common stock and the elimination of the preferred stock dividend requirements prior to the Exchange.

7.       INVENTORIES

         Inventories consist primarily of farm tractors, combines, implements, hay and forage equipment and service parts and are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at March 31, 1996 and December 31, 1995 were as follows (in thousands):

                                                                              March 31,                December 31,
                                                                                1996                      1995
                                                                              --------                  --------
Finished goods  . . . . . . . . . . . . . . . . . . . . . . .                 $175,792                  $121,034
Repair and replacement parts  . . . . . . . . . . . . . . . .                  209,811                   196,863
Work in process, production parts and raw materials . . . . .                   89,087                    84,505
                                                                              --------                  --------
Gross inventories . . . . . . . . . . . . . . . . . . . . . .                  474,690                   402,402
Allowance for surplus and obsolete inventories  . . . . . . .                  (44,986)                  (41,433)
                                                                              --------                  --------
Inventories, net  . . . . . . . . . . . . . . . . . . . . . .                 $429,704                  $360,969
                                                                              ========                  ========

8.       SUBSEQUENT EVENT

         On April 30, 1996, the Company executed a Letter of Intent with Iochpe-Maxion, S.A. ("Maxion"), a Brazilian company, in which the Company agreed to purchase substantially all of the net assets of the agricultural equipment business of Maxion for $260 million, subject to certain adjustments (the "Maxion Acquisition"). The Maxion Acquisition is planned to be financed with borrowings under the New Credit Facility. The closing of the Maxion Acquisition is anticipated to occur by the end of the second quarter of 1996 and is subject to obtaining certain approvals and consents and other customary conditions.

         Maxion is the licensee for Massey Ferguson branded products distributed in Brazil. Maxion is a leading manufacturer and distributor of agricultural tractors and combines and industrial loader-backhoes in Brazil.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities and general economic conditions. The Company's operations are expected to be subject to such conditions in the future. Sales are recorded by the Company when equipment and replacement parts are shipped by the Company to its independent dealers. To the extent possible, the Company attempts to ship products on a level basis throughout the year to reduce the effect of seasonal demands on its manufacturing operations and to minimize its investment in inventory. Retail sales by dealers to farmers ("settlements") are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, the Company's net sales and operating results have historically been the lowest in the first quarter and have increased in the second and third quarters.

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded net income for the three months ended March 31, 1996 of $17.1 million compared to $23.4 million for the three months ended March 31, 1995. Net income per common share on a fully diluted basis was $0.31 for the first quarter of 1996 compared to $0.42 for the same period in 1995. Net income for the three months ended March 31, 1996 included nonrecurring expenses of $5.9 million, or $0.07 per share on a fully diluted basis, related to the further restructuring of the Company's International Operations and an extraordinary after-tax charge of $3.5 million, $0.06 per share, for the write-off of unamortized debt costs related to the refinancing of the revolving credit facility for the Company's Equipment Operations (see "Liquidity and Capital Resources"). Net income for the three months ended March 31, 1995 included nonrecurring expenses of $2.0 million, or $0.02 per share on a fully diluted basis, related to the Massey Acquisition (see "Charges for Nonrecurring Expenses"). Excluding nonrecurring expenses and the extraordinary after-tax charge, the improved results in 1996 reflected sales growth in existing product lines and improved operating efficiencies.

         RETAIL SALES

         Conditions in the United States and Canadian agricultural markets continue to be positive in 1996 compared to 1995. Industry unit retail sales of tractors and hay and forage equipment for the three months ended March 31, 1996 increased 5% and 14%, respectively, over the same period in 1995, while unit retail sales of combines decreased 5% compared to the prior year. The Company believes the increase in the tractor market was primarily due to favorable economic conditions relating to high net cash farm incomes and strong commodity prices, and industry hay and forage equipment retail sales were higher than the prior year primarily due to aggressive retail financing programs of the Company's major competitors. Additionally, the Company believes the decrease in industry combine retail sales is not necessarily indicative of the full year outlook because it is currently not the primary selling season.

         Company unit settlements of tractors in the United States and Canada for the first quarter of 1996 increased significantly compared to 1995. The increase in tractor settlements was attributable to the favorable industry conditions as well as the impact of the Company's expanded dealer network, which resulted primarily from dealers entering into crossover contracts whereby an existing dealer carrying one of the Company's brands contracts to sell an additional AGCO brand. In addition, the Company benefited from the successful acceptance of improved tractor product offerings, including the new Massey Ferguson high horsepower tractors which were introduced in the middle of 1995. Company unit settlements of combines decreased slightly more than the industry primarily due to the timing of custom harvester sales which were planned later in 1996 compared to 1995. Company unit settlements of hay and forage equipment were below the prior year primarily due to the Company choosing not to match the aggressive retail financing programs of its major competitors.

         Industry conditions in Western Europe continue to be favorable with retail sales of tractors increasing approximately 7% for the first quarter of 1996 compared to the prior year primarily due to improved economic conditions and strong export demand for commodities. Retail sales of Massey Ferguson tractors outperformed the industry by increasing approximately 25% over 1995. The Company experienced the most significant increases in the United Kingdom, France, Spain and Scandinavia due to the Company's focus on dealer development and the continued success of the new Massey Ferguson high horsepower tractors. Outside North America and Western Europe, industry retail sales of tractors also showed gains in many markets where the Company competes due to a general improvement in economic conditions. Retail sales of Massey Ferguson tractors were relatively flat compared to 1995; however, the Company had strong market share gains in many markets, particularly in the Middle East and Africa.

         REVENUES

         Total revenues for the three months ended March 31, 1996 were $470.7 million, representing an increase of $14.5 million or 3.2% over total revenues of $456.2 million for the same period in 1995. The increase was primarily attributable to sales from the International Operations, which generated increased net sales of $29.6 for the first quarter of 1996 compared to the prior year. This increase primarily related to the strong retail sales of the new Massey Ferguson high horsepower tractors. This increase for the International Operations was partially offset by a net sales decrease of $19.2 million for the first quarter of 1996 compared to 1995 related to the Company's North American Operations. This decrease was primarily due to the timing of delivery of certain tractors sourced from certain European suppliers. Total revenues also increased for the first quarter of 1996 compared to the same period of 1995 due to an increase in finance income of $4.1 million associated with the operations of Agricredit. The increase in finance income was primarily due to the growth in Agricredit's credit receivable portfolio as a result of Agricredit's increased penetration into the Company's dealer network.

         COSTS AND EXPENSES

         Cost of goods sold of the Company's Equipment Operations for the three months ended March 31, 1996 was $360.1 million, or 79.3% of net sales, compared to $350.3 million, or 79.0% of net sales, for the same period in 1995. Gross profit, defined as net sales less cost of goods sold, was $93.7 million (20.7% of net sales) for the three months ended March 31, 1996 as compared to $93.2 million (21.0% of net sales) for the same period of the prior year. Gross margins were negatively impacted by a change in the mix of machinery sales compared to the prior year as a result of the timing of shipments of certain high margin tractors to the North American Operations from certain European suppliers.

         Selling, general and administrative expenses for the three months ended March 31, 1996 were $49.4 million (10.5% of total revenues) compared to $46.8 million (10.3% of total revenues) for the same period last year. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily due to the amortization of stock-based compensation expense related to the Company's long-term incentive plan, which was $3.4 million higher than the prior year as a result of the increase in the Company's stock price in 1995. This increase was slightly offset by lower operating expenses as a percentage of total revenues related to Agricredit. Excluding Agricredit and the amortization related to the long-term incentive plan, the Company's Equipment Operations had selling, general and administrative expenses of $41.8 million (9.2% of net sales) and $42.3 million (9.5% of net sales) for the three months ended March 31, 1996 and 1995, respectively. The decrease as a percentage of net sales was primarily due to the cost reduction efforts in the Company's International Operations.

         Engineering expenses for the Company's Equipment Operations were $7.0 million (1.5% of net sales) for the three months ended March 31, 1996 compared to $5.9 million (1.3% of net sales) for the same period in 1995. The increase as a percentage of net sales was primarily due to the timing of engineering expenses related to the development of a new Massey Ferguson utility tractor line.

         Interest expense, net for the three months ended March 31, 1996 was $15.1 million compared to $15.3 million for the same period in the prior year. The decrease in interest expense, net resulted from lower interest rates and lower average borrowings in addition to higher interest income relating to the Company's Equipment Operations. This decrease was partially offset by increased interest expense, net relating to Agricredit due to the additional borrowings associated with the increase in the credit receivable portfolio and an increase in the rates charged on outstanding borrowings.

         Other expense, net was $2.5 million for the three months ended March 31, 1996 compared to $0.6 million for the same period in 1995. The increase in other expense, net was primarily due to foreign exchange losses in the International Operations.

         Nonrecurring expenses were $5.9 million for the three months ended March 31, 1996 compared to $2.0 million for the three months ended March 31, 1995. The nonrecurring charge recorded in 1996 related to the further restructuring of the International Operations which was acquired in the Massey Acquisition in June 1994. The nonrecurring charge recorded in 1995 primarily related to costs associated with the initial integration and restructuring of
the International Operations.   See "Charges for Nonrecurring Expenses" for
further discussion.

         The Company recorded an income tax provision of $10.9 million and $12.4 million for the three months ended March 31, 1996 and 1995, respectively. For both periods, the Company paid income taxes at rates below statutory rates due to the utilization of net operating loss carryforwards. Due to the availability of net operating loss carryforwards acquired in the Massey Acquisition, the Company expects to continue paying taxes at effective rates substantially below statutory rates in the near future.

         Equity in net earnings of unconsolidated affiliates was $0.8 million and $0.5 million for the three months ended March 31, 1996 and 1995, respectively. The increase in equity in net earnings of unconsolidated affiliates related to the Company's pro-rata share in net earnings of its 49% interest in Massey Ferguson Finance, which provides retail financing to end users in the United Kingdom, France and Germany.

FINANCE COMPANY OPERATIONS

         Agricredit, the Company's wholly owned finance subsidiary, recorded net income of $2.7 and $1.4 million for the three months ended March 31, 1996 and 1995, respectively. Retail acceptances were approximately $73.7 million for the three months ended March 31, 1996 and $53.9 million for the same period in the prior year. The increase was primarily the result of Agricredit's penetration into the Company's dealer network and its continued growth in the Canadian market, where Agricredit began servicing dealers in late 1994.

        The Company is currently holding preliminary discussions with Cooperatieve Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" ("Rabobank"), regarding a possible sale of a 51% interest in Agricredit to a wholly owned subsidiary of Rabobank (the "Agricredit Joint Venture"). The Agricredit Joint Venture would continue the current business of Agricredit and seek to build a broader asset-based finance business through the addition of other lines of business. The Company has similar joint venture arrangements with Rabobank and its affiliates with respect to its retail finance companies located in the United Kingdom, France and Germany. There are no agreements (other than a customary confidentiality agreement), arrangements or understandings between the parties with respect to the proposed joint venture, and there can be no assurance that the parties will enter into definitive agreements or that the transaction will be consummated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements for its Equipment Operations are subject to variations due to seasonal changes in inventory and dealer receivable levels. In March 1996, the Company replaced its $550 million secured revolving credit facility (the "Old Credit Facility") with a five-year $650 million unsecured revolving credit facility (the "New Credit Facility") (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). The New Credit Facility is the Company's primary source of financing for its Equipment Operations and provides increased borrowing capacity over the Old Credit Facility. Borrowings under the New Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the New Credit Facility fluctuate as well. As of March 31, 1996, approximately $214.7 million was outstanding under the New Credit Facility and available borrowings were approximately $425.8 million. If consummated, the Maxion Acquisition will be financed by borrowings under the New Credit Facility (see Note 8 of the Notes to Condensed Consolidated Financial Statements).

         In March 1996, the Company issued $250.0 million of 8 1/2% Senior Subordinated Notes due 2006 (the "Notes") at 99.139% of their par value (see
Note 3 of the Notes to the Condensed Consolidated Financial Statements). The net proceeds from the sale of the Notes were used to repay outstanding indebtedness under the Old Credit Facility. The sale of the Notes provided the Company with subordinated capital and replaced a portion of its floating rate debt with longer term fixed rate debt.

         The Company's finance subsidiary, Agricredit, obtains funds from a $545.0 million revolving credit agreement (the "Agricredit Revolving Credit Agreement") to finance its credit receivable portfolio. Borrowings under the Agricredit Revolving Credit Agreement are based on the amount and quality of outstanding credit receivables and are generally issued for terms with maturities matching anticipated credit receivable liquidations. As the credit receivable portfolio fluctuates, borrowings under the Agricredit Revolving Credit Agreement fluctuate as well. As of March 31, 1996, approximately $505.2 million was outstanding under the Agricredit Revolving Credit Agreement and available borrowings were approximately $34.6 million. Funding of new borrowings under the Agricredit Revolving Credit Agreement expires on June 30, 1997.

         In April 1996, the Company announced its election, effective June 1, 1996, to redeem all of its outstanding 6.5% Convertible Subordinated Debentures due 2008 (the "Convertible Subordinated Debentures") (see Note 5 to the Condensed Consolidated Financial Statements). The redemption price will be 104.55% of the principal amount of the Convertible Subordinated Debentures.
The Convertible Subordinated Debentures may be converted into the Company's common stock through the redemption date. The Company expects the majority of the Convertible Subordinated Debentures to be converted into the Company's common stock prior to redemption by the Company.

         The Company's working capital requirements for its Equipment Operations are somewhat seasonal, with investments in working capital typically building in the first and second quarters and then reducing in the third and fourth quarters. As of March 31, 1996, the Company's Equipment Operations had $751.3 million of working capital, an increase of $89.8 million over working capital of $661.5 million as of December 31, 1995. The increase in working capital was primarily due to normal seasonal requirements, particularly in inventories.

         Cash flow used for operating activities was $47.4 million for the three months ended March 31, 1996 as compared to $84.5 million for the same period last year. The decrease in cash flow used for operating activities was primarily due to the reduction in the first quarter of 1996 of unusually high accounts receivable levels in the International Operations at December 31, 1995 which resulted from significantly higher sales in late 1995 than in late 1994. This impact on cash flow was offset to some extent by increases in cash flow used for working capital requirements for inventories and payables.

         Capital expenditures for the first three months of 1996 were $5.5 million compared to $5.3 million for the same period in 1995. The Company currently anticipates that additional capital expenditures for the remainder of 1996 will range from approximately $35.0 million to $45.0 million and will primarily be used to support the development and enhancement of new and existing products.

         Agricredit's credit receivable originations exceeded credit receivable payments by $6.6 million for the three months ended March 31, 1996. The increase in Agricredit's credit receivable portfolio will result in increased finance income in future periods. The credit receivable originations were financed through additional borrowings under the Agricredit Revolving Credit Agreement.

         In April 1996, the Company's board of directors declared a common stock dividend of $0.01 per share for the first quarter of 1996. The declaration and payment of future dividends will be at the sole discretion of the board of directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's board of directors.

         The Company believes that available borrowings under the New Credit Facility, the Agricredit Revolving Credit Agreement, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures, credit receivable originations and debt service requirements for the foreseeable future.

         The Company from time to time reviews and will continue to review acquisition and joint venture opportunities as well as changes in the capital markets. If the Company were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, the Company may supplement availability or revise the terms under its credit facilities or complete public or private offerings of equity or debt securities.

CHARGES FOR NONRECURRING EXPENSES

         The Company identified approximately $12.0 million of nonrecurring expenses related to the further restructuring of the Company's International Operations, acquired in June 1994 as a result of the Massey Acquisition. The Company recorded $5.9 million during the first quarter of 1996 to recognize a portion of these costs. These costs primarily related to the centralization of certain parts warehousing, administrative, sales and marketing functions (see
Note 2 of the Notes to the Condensed Consolidated Financial Statements). The Company expects to record the remaining $6.1 million of nonrecurring expenses in 1996 and to complete the restructuring by mid-1997. Savings from the further restructuring of the International Operations are expected to result primarily from reduced selling, general and administrative expenses primarily relating to the Company's parts warehousing, finance, dealer communications, sales and marketing functions. While the Company believes that cost savings from its restructuring plan can be attained, there can be no assurance that all objectives of the restructuring will be achieved.

         In the first quarter of 1995, the Company recorded nonrecurring expenses of $2.0 million which was a portion of the Company's $19.5 million charge recorded through December 31, 1995 primarily related to the initial integration and restructuring of the International Operations. These costs primarily related to the centralization and rationalization of the International Operations' administrative, sales, and marketing functions. Substantially all of the costs associated with the $19.5 million charge recorded through December 31, 1995 have been incurred.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   3.0 - Certificate of Incorporation of
                         AGCO Corporation.

                  11.0 - Statement re: Computation of Per Share
                         Earnings.

                  27.0 - Financial Data Schedule (electronic filing
                         purposes only).

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated
                  March 4, 1996 disclosing the proposed unregistered offering of $200 million of Senior Subordinated Notes due 2006.

                  The Company filed a Current Report on Form 8-K dated
                  March 21, 1996 disclosing the unregistered offering of $250 million of 8 1/2% Senior Subordinated Notes due 2006.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AGCO CORPORATION
                                     ----------------
                                     Registrant


Date: May 15, 1996                   Chris E. Perkins
                                     ------------------------------------------
                                     Chris E. Perkins
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                           Sequentially
Exhibit                                                                                      Numbered
Number                        Description                                                      Page
- ------       ----------------------------------------------------------------              ------------
 3.0         Certificate of Incorporation of AGCO Corporation.

11.0         Statement re: Computation of Per Share Earnings.

27.0         Financial Data Schedule (electronic filing purposes only).
