Form 10-Q
period 1996-06-30
AGCO CORP /DE
filed 1996-08-14
CIK 880266

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

- ------
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

- ------
         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ----------------------

                         Commission file number 0-19898
                                                -------

                               -----------------

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

                             -----------------

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

     Common stock par value $.01 per share: 57,125,955 shares outstanding as of June 30, 1996.
- --------------------------------------------------------------------------------

                             AGCO CORPORATION AND SUBSIDIARIES

                                           INDEX



                                                                                                            Page
                                                                                                           Numbers
                                                                                                          ----------



    PART I.  FINANCIAL INFORMATION:

        Item 1.       Financial Statements

                      Condensed Consolidated Balance
                      Sheets - June 30, 1996 and December 31, 1995 . . . . . . . . . . .                      3

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .                      4

                      Condensed Consolidated Statements
                      of Income for the Six Months
                      Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .                      5


                      Condensed Consolidated Statements
                      of Cash Flows for the Six Months
                      Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .                      6

                      Notes to Condensed Consolidated
                      Financial Statements . . . . . . . . . . . . . . . . . . . . . . .                      7

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .                     12


      PART II.  OTHER INFORMATION:

        Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .                     20

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     21


Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       CONSOLIDATED                      EQUIPMENT OPERATIONS
                                                              --------------------------------      --------------------------------
                                                                 June 30,       December 31,           June 30,       December 31,
                                                                   1996             1995                 1996             1995
                                                              ---------------  ---------------      ---------------  ---------------
                                ASSETS                         (Unaudited)                           (Unaudited)


    Current Assets:
       Cash and cash equivalents . . . . . . . . . . . .         $    31,913      $    27,858           $   29,013       $   20,023
       Accounts and notes receivable, net of
         allowances  . . . . . . . . . . . . . . . . . .             836,901          785,801              836,901          785,801
       Receivables from unconsolidated subsidiary
         and affiliates  . . . . . . . . . . . . . . . .               4,227            4,029                6,098            4,029
       Credit receivables, net . . . . . . . . . . . . .             207,699          185,401                    -                -
       Inventories, net  . . . . . . . . . . . . . . . .             485,460          360,969              485,460          360,969
       Other current assets  . . . . . . . . . . . . . .              73,435           60,442               69,967           56,950
                                                              ---------------  ---------------      ---------------  ---------------
       Total current assets  . . . . . . . . . . . . . .           1,639,635        1,424,500            1,427,439        1,227,772

    Noncurrent credit receivables, net . . . . . . . . .             415,392          397,177                    -                -
    Property, plant and equipment, net . . . . . . . . .             243,732          146,521              243,407          146,172
    Investments in unconsolidated
       subsidiary and affiliates . . . . . . . . . . . .              47,677           45,963              112,886          105,913
    Other assets . . . . . . . . . . . . . . . . . . . .              52,710           44,510               52,710           44,510
    Intangible assets, net . . . . . . . . . . . . . . .             208,870          104,244              208,870          104,244
                                                              ---------------  ---------------      ---------------  ---------------
       Total assets  . . . . . . . . . . . . . . . . . .          $2,608,016       $2,162,915           $2,045,312       $1,628,611
                                                              ===============  ===============      ===============  ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Current portion of long-term debt . . . . . . . .          $  399,860       $  361,376           $        -       $        -
       Accounts payable. . . . . . . . . . . . . . . . .             342,367          325,701              339,039          319,711
       Payables to unconsolidated subsidiary and
          affiliates . . . . . . . . . . . . . . . . . .              25,550            4,837               25,550            9,523
       Accrued expenses  . . . . . . . . . . . . . . . .             253,788          233,848              242,779          223,839
       Other current liabilities . . . . . . . . . . . .              11,781           13,217               11,781           13,217
                                                              ---------------  ---------------      ---------------  ---------------
          Total current liabilities  . . . . . . . . . .           1,033,346          938,979              619,149          566,290
                                                              ---------------  ---------------      ---------------  ---------------
    Long-term debt . . . . . . . . . . . . . . . . . . .             827,434          531,336              688,434          378,336
    Convertible subordinated debentures  . . . . . . . .                   -           37,558                    -           37,558
    Postretirement health care benefits. . . . . . . . .              24,021           23,561               24,021           23,561
    Other noncurrent liabilities . . . . . . . . . . . .              43,149           42,553               33,642           33,938
                                                              ---------------  ---------------      ---------------  ---------------
          Total liabilities  . . . . . . . . . . . . . .           1,927,950        1,573,987            1,365,246        1,039,683
    Stockholders' Equity:
       Common stock; $0.01 par value, 150,000,000 shares
       authorized,  57,125,955 and 50,557,040 shares issued
       and outstanding at June 30, 1996 and
       December 31, 1995, respectively . . . . . . . . .                 572              506                  572              506
       Additional paid-in capital  . . . . . . . . . . .             359,831          307,189              359,831          307,189
       Retained earnings . . . . . . . . . . . . . . . .             341,279          287,706              341,279          287,706
       Unearned compensation . . . . . . . . . . . . . .             (28,850)         (22,587)             (28,850)         (22,587)
       Additional minimum pension liability. . . . . . .              (2,619)          (2,619)              (2,619)          (2,619)
       Cumulative translation adjustment . . . . . . . .               9,853           18,733                9,853           18,733
                                                              ---------------  ---------------      ---------------  ---------------
       Total stockholders' equity  . . . . . . . . . . .             680,066          588,928              680,066          588,928
                                                              ---------------  ---------------      ---------------  ---------------
       Total liabilities and stockholders' equity .  . .          $2,608,016       $2,162,915           $2,045,312       $1,628,611
                                                              ===============  ===============      ===============  ===============

 See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                      FINANCE COMPANY
                                                              --------------------------------
                                                                 June 30,       December 31,
                                                                   1996             1995
                                                              ---------------  ---------------
                                ASSETS                         (Unaudited)


    Current Assets:
       Cash and cash equivalents . . . . . . . . . . . .            $  2,900          $  7,835
       Accounts and notes receivable, net of
         allowances  . . . . . . . . . . . . . . . . . .                   -                 -
       Receivables from unconsolidated subsidiary
         and affiliates  . . . . . . . . . . . . . . . .                   -             4,686
       Credit receivables, net . . . . . . . . . . . . .             207,699           185,401
       Inventories, net  . . . . . . . . . . . . . . . .                   -                 -
       Other current assets  . . . . . . . . . . . . . .               3,468             3,492
                                                              ---------------  ---------------
       Total current assets  . . . . . . . . . . . . . .             214,067           201,414

    Noncurrent credit receivables, net . . . . . . . . .             415,392           397,177
    Property, plant and equipment, net . . . . . . . . .                 325               349
    Investments in unconsolidated
       subsidiary and affiliates . . . . . . . . . . . .                   -                 -
    Other assets . . . . . . . . . . . . . . . . . . . .                   -                 -
    Intangible assets, net . . . . . . . . . . . . . . .                   -                 -
                                                              ---------------  ---------------
       Total assets  . . . . . . . . . . . . . . . . . .            $629,784          $598,940
                                                              ===============  ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Current portion of long-term debt . . . . . . . .            $399,860          $361,376
       Accounts payable. . . . . . . . . . . . . . . . .               3,328             5,990
       Payables to unconsolidated subsidiary and
          affiliates . . . . . . . . . . . . . . . . . .               1,871                 -
       Accrued expenses  . . . . . . . . . . . . . . . .              11,009            10,009
       Other current liabilities . . . . . . . . . . . .                   -                 -
                                                              ---------------  ---------------
          Total current liabilities  . . . . . . . . . .             416,068           377,375
                                                              ---------------  ---------------
    Long-term debt . . . . . . . . . . . . . . . . . . .             139,000           153,000
    Convertible subordinated debentures  . . . . . . . .                   -                 -
    Postretirement health care benefits. . . . . . . . .                   -                 -
    Other noncurrent liabilities . . . . . . . . . . . .               9,507             8,615
                                                              ---------------  ---------------
          Total liabilities  . . . . . . . . . . . . . .             564,575           538,990
    Stockholders' Equity:
       Common stock; $0.01 par value, 150,000,000 shares
       authorized,  57,125,955 and 50,557,040 shares
       issued and outstanding at June 30, 1996 and
       December 31, 1995, respectively . . . . . . . . .                   1                 1
       Additional paid-in capital  . . . . . . . . . . .              48,834            48,834
       Retained earnings . . . . . . . . . . . . . . . .              16,413            11,150
       Unearned compensation . . . . . . . . . . . . . .                   -                 -
       Additional minimum pension liability. . . . . . .                   -                 -
       Cumulative translation adjustment . . . . . . . .                 (39)              (35)
                                                              ---------------  ---------------
       Total stockholders' equity  . . . . . . . . . . .              65,209            59,950
                                                              ---------------  ---------------
       Total liabilities and stockholders' equity .  . .            $629,784          $598,940
                                                              ===============  ===============

  See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         CONSOLIDATED                     EQUIPMENT OPERATIONS
                                                                ---------------------------------   --------------------------------
                                                                        Three Months Ended                Three Months Ended
                                                                             June 30,                          June 30,
                                                                ---------------------------------   --------------------------------
                                                                     1996              1995            1996             1995
                                                                ---------------    --------------   ------------   -----------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .             $584,681           $558,594       $584,681           $558,594
    Finance income . . . . . . . . . . . . . . . . . . .               16,950             13,124              -                  -
                                                                --------------     --------------   ------------   ----------------
                                                                      601,631            571,718        584,681            558,594
                                                                --------------     --------------   ------------   ----------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .              468,887            441,150        468,887            441,150
    Selling, general and administrative expenses . . . .               52,107             51,255         48,646             47,299
    Engineering expenses . . . . . . . . . . . . . . . .                6,737              6,432          6,737              6,432
    Interest expense, net  . . . . . . . . . . . . . . .               16,416             16,428          7,183              8,845
    Other expense (income), net  . . . . . . . . . . . .                1,201              2,501          1,225              2,510
    Nonrecurring expenses  . . . . . . . . . . . . . . .                  794              1,740            794              1,740
                                                                --------------     --------------   ------------   ----------------
                                                                      546,142            519,506        533,472            507,976
                                                                --------------     --------------   ------------   ----------------
Income before income taxes and equity in net earnings
    of unconsolidated subsidiary and affiliates. . . . .               55,489             52,212         51,209             50,618
Provision for income taxes . . . . . . . . . . . . . . .               19,837             17,900         18,150             17,278
                                                                --------------     --------------   ------------   ----------------
Income before equity in net earnings of unconsoli-
    dated subsidiary and affiliates. . . . . . . . . . .               35,652             34,312         33,059             33,340
Equity in net earnings of unconsolidated subsidiary
    and affiliates . . . . . . . . . . . . . . . . . . .                1,856              1,576          4,449              2,548
                                                                --------------     --------------   ------------   ----------------
Net income . . . . . . . . . . . . . . . . . . . . . . .               37,508             35,888         37,508             35,888
Preferred stock dividends. . . . . . . . . . . . . . . .                    -                799              -                799
                                                                --------------     --------------   ------------   ----------------
Net income available for common stockholders . . . . . .             $ 37,508           $ 35,089        $37,508            $35,089
                                                                ==============     ==============   ============   ================
Net income per common share:
    Primary                                                          $   0.69           $   0.78
                                                                ==============     ==============
    Fully diluted                                                    $   0.66           $   0.64
                                                                ==============     ==============
Weighted average number of common and common equivalent
    shares outstanding:
    Primary  . . . . . . . . . . . . . . . . . . . . . .               54,222             44,896
                                                                ==============     ==============
    Fully diluted  . . . . . . . . . . . . . . . . . . .               57,384             56,178
                                                                ==============     ==============
Dividends declared per common share  . . . . . . . . . .             $   0.01           $   0.01
                                                                ==============     ==============

     See accompanying notes to condensed consolidated financial statements.
                                  4

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         FINANCE COMPANY
                                                                ---------------------------------
                                                                      Three Months Ended
                                                                            June 30,
                                                                ---------------------------------
                                                                     1996              1995
                                                                ---------------    --------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .          $          -          $      -
    Finance income . . . . . . . . . . . . . . . . . . .                16,950            13,124
                                                                ---------------    --------------
                                                                        16,950            13,124
                                                                ---------------    --------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .                     -                -
    Selling, general and administrative expenses . . . .                 3,461             3,956
    Engineering expenses . . . . . . . . . . . . . . . .                     -                 -
    Interest expense, net  . . . . . . . . . . . . . . .                 9,233             7,583
    Other expense (income), net  . . . . . . . . . . . .                   (24)               (9)
    Nonrecurring expenses  . . . . . . . . . . . . . . .                     -                 -
                                                               ---------------     --------------
                                                                        12,670           11,530
                                                               ---------------     --------------
Income before income taxes and equity in net earnings
    of unconsolidated subsidiary and affiliates. . . . .                 4,280             1,594
Provision for income taxes . . . . . . . . . . . . . . .                 1,687               622
                                                               ---------------     --------------
Income before equity in net earnings of unconsolidated
    subsidiary and affiliates . . . . . . . . . . . . .                  2,593               972
Equity in net earnings of unconsolidated subsidiary
    and affiliates . . . . . . . . . . . . . . . . . . .                     -                 -
                                                               ---------------     --------------
Net income . . . . . . . . . . . . . . . . . . . . . . .                 2,593               972
Preferred stock dividends. . . . . . . . . . . . . . . .                     -                 -
                                                               ---------------     --------------
Net income available for common stockholders . . . . . .          $      2,593          $    972
                                                               ===============     ==============

  See accompanying notes to condensed consolidated financial statements.
                               4

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         CONSOLIDATED                     EQUIPMENT OPERATIONS
                                                                ---------------------------------   --------------------------------
                                                                        Six Months Ended                    Six Months Ended
                                                                              June 30,                           June 30,
                                                                ---------------------------------   --------------------------------
                                                                     1996              1995            1996             1995
                                                                ---------------    --------------   ------------   -----------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .          $1,038,565          $1,002,130     $1,038,565         $1,002,130
    Finance income . . . . . . . . . . . . . . . . . . .              33,758              25,807              -                  -
                                                                ---------------    --------------   -------------     --------------
                                                                   1,072,323           1,027,937      1,038,565          1,002,130
                                                                ---------------    --------------   -------------     --------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .             829,031             791,488        829,031            791,488
    Selling, general and administrative expenses . . . .             101,546              98,845         94,892             91,409
    Engineering expenses . . . . . . . . . . . . . . . .              13,716              11,551         13,716             11,551
    Interest expense, net  . . . . . . . . . . . . . . .              31,468              31,743         13,147             17,191
    Other expense (income), net  . . . . . . . . . . . .               3,667               3,068          3,668              3,130
    Nonrecurring expenses  . . . . . . . . . . . . . . .               6,717               3,752          6,717              3,752
                                                               ---------------     --------------   -------------    ---------------
                                                                     986,145             940,447        961,171            918,521
                                                               ---------------     --------------   -------------    ---------------
Income before income taxes, equity in net earnings
    of unconsolidated subsidiary and affiliates
    and extraordinary loss . . . . . . . . . . . . . . .              86,178              87,490         77,394             83,609
Provision for income taxes . . . . . . . . . . . . . . .              30,704              30,301         27,183             28,787
                                                               ---------------     --------------   -------------   ----------------
Income before equity in net earnings of unconsoli-
    dated subsidiary and affiliates and
    extraordinary loss . . . . . . . . . . . . . . . . .              55,474              57,189         50,211             54,822
Equity in net earnings of unconsolidated subsidiary
    and affiliates . . . . . . . . . . . . . . . . . . .               2,629               2,083          7,892              4,450
                                                               ---------------     --------------   -------------   ----------------
Income before extraordinary loss . . . . . . . . . . . .              58,103              59,272         58,103             59,272
Extraordinary loss, net of taxes . . . . . . . . . . . .              (3,503)                  -         (3,503)                 -
                                                               ---------------     --------------   -------------   ----------------
Net income . . . . . . . . . . . . . . . . . . . . . . .              54,600              59,272         54,600             59,272
Preferred stock dividends. . . . . . . . . . . . . . . .                   -               2,012              -              2,012
                                                               ---------------     --------------   -------------   ----------------
Net income available for common stockholders . . . . . .           $  54,600          $   57,260      $  54,600         $   57,260
                                                               ===============     ==============   =============   ================
Net income per common share:
    Primary:
       Income before extraordinary loss. . . . . . . . .           $    1.10          $     1.29
       Extraordinary loss  . . . . . . . . . . . . . . .               (0.07)                  -
                                                               ---------------     --------------
       Net income  . . . . . . . . . . . . . . . . . . .           $    1.03          $     1.29
                                                               ===============     ==============
    Fully diluted:

       Income before extraordinary loss  . . . . . . . .           $    1.02          $     1.06
       Extraordinary loss. . . . . . . . . . . . . . . .               (0.06)                  -
                                                               ---------------     --------------
       Net income  . . . . . . . . . . . . . . . . . . .           $    0.96          $     1.06
                                                               ===============     ==============
Weighted average number of common and common equivalent
    shares outstanding:
    Primary  . . . . . . . . . . . . . . . . . . . . . .              52,757              44,474
                                                               ===============     ==============
    Fully diluted  . . . . . . . . . . . . . . . . . . .              57,237              56,080
                                                               ===============     ==============
Dividends declared per common share  . . . . . . . . . .           $    0.02          $     0.02
                                                               ===============     ==============

  See accompanying notes to condensed consolidated financial statements.
                                   5

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         FINANCE COMPANY
                                                                ---------------------------------
                                                                      Six Months Ended
                                                                           June 30,
                                                                ---------------------------------
                                                                     1996              1995
                                                                ---------------    --------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .            $        -           $     -
    Finance income . . . . . . . . . . . . . . . . . . .                33,758            25,807
                                                                --------------     --------------
                                                                        33,758            25,807
                                                                --------------     --------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .                     -                 -
    Selling, general and administrative expenses . . . .                 6,654             7,436
    Engineering expenses . . . . . . . . . . . . . . . .                     -                 -
    Interest expense, net  . . . . . . . . . . . . . . .                18,321            14,552
    Other expense (income), net  . . . . . . . . . . . .                    (1)              (62)
    Nonrecurring expenses  . . . . . . . . . . . . . . .                     -                 -
                                                                --------------     --------------
                                                                        24,974            21,926
                                                                --------------     --------------
Income before income taxes, equity in net earnings
    of unconsolidated subsidiary and affiliates
    and extraordinary loss . . . . . . . . . . . . . . .                 8,784             3,881
Provision for income taxes . . . . . . . . . . . . . . .                 3,521             1,514
                                                                --------------     --------------
Income before equity in net earnings of unconsoli-
    dated subsidiary and affiliates and
    extraordinary loss . . . . . . . . . . . . . . . . .                 5,263             2,367
Equity in net earnings of unconsolidated subsidiary
    and affiliates  . . . . . . . . . . . . . . . . .                        -                 -
                                                                --------------     --------------
Income before extraordinary loss . . . . . . . . . . . .                 5,263             2,367
Extraordinary loss, net of taxes . . . . . . . . . . . .                     -                 -                                 -
                                                                --------------     --------------
Net income . . . . . . . . . . . . . . . . . . . . . . .                 5,263             2,367
Preferred stock dividends. . . . . . . . . . . . . . . .                     -                 -
                                                                --------------     --------------
Net income available for common stockholders . . . . . .            $    5,263           $ 2,367
                                                                ==============     ==============

   See acompanying notes to condensed consolidated financial statements.
                                   5

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                                          CONSOLIDATED                      EQUIPMENT OPERATIONS
                                                                -----------------------------------   ------------------------------
                                                                         Six Months Ended                    Six Months Ended
                                                                            June 30,                            June 30,
                                                                -----------------------------------   -----------------------------
                                                                     1996              1995               1996             1995
                                                                ---------------  ------------------   --------------   -------------

Cash flows from operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . .               $54,600             $59,272          $54,600         $59,272
                                                                ---------------  ------------------   --------------   -------------
     Adjustments  to  reconcile  net income to net cash
     provided  by (used for) operating activities:
        Extraordinary loss, net of taxes . . . . . . . .                 3,503                   -            3,503               -
        Depreciation and amortization. . . . . . . . . .                12,698              11,995           12,633          11,943
        Equity in net earnings of unconsolidated
        subsidiary and affiliates,
           net of cash received  . . . . . . . . . . . .                (2,629)             (2,083)          (7,892)         (4,450)
        Deferred income tax provision (benefit). . . . .                 8,714              17,086            8,931          18,056
        Amortization of intangibles. . . . . . . . . . .                 2,018               1,861            2,018           1,861
        Amortization of unearned compensation  . . . . .                 7,432               1,354            7,432           1,354
        Provision for losses on credit receivables . . .                 2,003               2,903                -               -
        Changes  in  operating  assets  and  liabilities,
        net of  effects  from purchase of businesses:
           Accounts and notes receivable, net. . . . . .               (38,126)           (132,299)         (39,997)       (124,514)
           Inventories, net. . . . . . . . . . . . . . .               (87,946)            (82,370)         (87,946)        (82,370)
           Other current and noncurrent assets . . . . .                (6,801)              1,515           (7,023)          1,406
           Accounts payable  . . . . . . . . . . . . . .                28,340              33,029           26,316          34,448
           Accrued expenses. . . . . . . . . . . . . . .                14,766               4,148           13,770           4,055
           Other current and noncurrent liabilities. . .                 4,065             (11,590)           3,173         (11,711)
                                                                ---------------  ------------------   --------------   -------------
           Total adjustments . . . . . . . . . . . . . .               (51,963)           (154,451)         (65,082)       (149,922)
                                                                ---------------  ------------------   --------------   -------------
           Net cash provided by (used for) operating
           activities  . . . . . . . . . . . . . . . . .                 2,637             (95,179)         (10,482)        (90,650)
                                                                ---------------  ------------------   --------------   -------------
Cash flows from investing activities:
     Purchase of businesses, net of cash acquired  . . .                (6,417)            (23,123)          (6,417)        (23,123)
     Purchase of property, plant and equipment . . . . .               (15,493)            (13,372)         (15,471)        (13,288)
     Credit receivables originated . . . . . . . . . . .              (198,302)           (153,262)               -               -
     Principal collected on credit receivables . . . . .               155,786             117,654                -               -
     Investments in unconsolidated subsidiary and
     affiliates  . . . . . . . . . . . . . . . . . . . .                     -              (1,708)               -          (1,708)
                                                                ---------------  ------------------   --------------   -------------
           Net cash used for investing activities  . . .               (64,426)           (73,811)          (21,888)        (38,119)
                                                                ---------------  ------------------   --------------   -------------
Cash flows from financing activities:
     Proceeds on long-term debt, net   . . . . . . . . .                76,352             171,528           51,868         139,997
     Payment of debt issuance costs  . . . . . . . . . .               (10,590)                  -          (10,590)              -
     Proceeds from issuance of common stock  . . . . . .                 1,454                 224            1,454             224
     Dividends paid on common stock. . . . . . . . . . .                (1,027)               (436)          (1,027)           (436)
     Dividends paid on preferred stock . . . . . . . . .                     -              (2,420)               -          (2,420)
    (Payments) proceeds on short-term borrowings from
      unconsolidated subsidiary and affiliates, net. . .                     -                   -                -          (5,333)
                                                               ---------------   ------------------   --------------   -------------
           Net cash provided by financing activities . .                66,189             168,896           41,705         132,032
                                                               ---------------   ------------------   --------------   -------------
Effect of exchange rate changes on cash and cash                          (345)              1,044             (345)          1,044
equivalents  . . . . . . . . . . . . . . . . . . . . . .
Increase (decrease) in cash and cash equivalents . . . .                 4,055                 950            8,990           4,307
Cash and cash equivalents, beginning of period . . . . .                27,858              25,826           20,023          21,844
                                                               ---------------   ------------------   --------------   -------------
Cash and cash equivalents, end of period . . . . . . . .               $31,913             $26,776          $29,013         $26,151
                                                               ===============   ==================   ==============   =============

    See accompanying notes to condensed consolidated financial statements.
                                    6

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                                         FINANCE COMPANY
                                                                -----------------------------------
                                                                         Six Months Ended
                                                                            June 30,
                                                                -----------------------------------
                                                                     1996              1995
                                                                ---------------  ------------------

Cash flows from operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . .               $ 5,263             $ 2,367
                                                                ---------------  ------------------
     Adjustments  to  reconcile  net income to net cash
     provided  by (used for) operating activities:
        Extraordinary loss, net of taxes . . . . . . . .                     -                   -
        Depreciation and amortization. . . . . . . . . .                    65                  52
        Equity in net earnings of unconsolidated
        subsidiary and affiliates,
        net of cash received   . . . . . . . . . . . . .                     -                   -
        Deferred income tax provision (benefit). . . . .                  (217)               (970)
        Amortization of intangibles. . . . . . . . . . .                     -                   -
        Amortization of unearned compensation  . . . . .                     -                   -
        Provision for losses on credit receivables . . .                 2,003               2,903
        Changes  in  operating  assets  and  liabilities,
        net of  effects  from purchase of businesses:
           Accounts and notes receivable, net. . . . . .                     -                   -
           Inventories, net. . . . . . . . . . . . . . .                     -                   -
           Other current and noncurrent assets . . . . .                   222                 109
           Accounts payable  . . . . . . . . . . . . . .                 3,895              (9,204)
           Accrued expenses. . . . . . . . . . . . . . .                   996                  93
           Other current and noncurrent liabilities. . .                   892                 121
                                                                ---------------  ------------------
           Total adjustments . . . . . . . . . . . . . .                 7,856              (6,896)
                                                                ---------------  ------------------
           Net cash provided by(used for)operating
           activities  . . . . . . . . . . . . . . . . .                13,119              (4,529)
                                                                ---------------  ------------------
Cash flows from investing activities:
     Purchase of businesses, net of cash acquired  . . .                     -                   -
     Purchase of property, plant and equipment . . . . .                   (22)                (84)
     Credit receivables originated . . . . . . . . . . .              (198,302)           (153,262)
     Principal collected on credit receivables . . . . .               155,786             117,654
     Investments in unconsolidated subsidiary and
     affiliates. . . . . . . . . . . . . . . . . . . . .                     -                   -
                                                                ---------------  ------------------
           Net cash used for investing activities  . . .               (42,538)            (35,692)
                                                                ---------------  ------------------
Cash flows from financing activities:
     Proceeds on long-term debt, net  . . . . . . . . . .               24,484              31,531
     Payment of debt issuance costs  . . . . . . . . . .                     -                   -
     Proceeds from issuance of common stock  . . . . . .                     -                   -
     Dividends paid on common stock. . . . . . . . . . .                     -                   -
     Dividends paid on preferred stock . . . . . . . . .                     -                   -
    (Payments) proceeds on short-term borrowings from
     unconsolidated subsidiary and affiliates, net . . .                     -               5,333
                                                                ---------------  ------------------
          Net cash provided by financing activities . .                 24,484              36,864
                                                                ---------------  ------------------
Effect of exchange rate changes on cash and cash
equivalents  . . . . . . . . . . . . . . . . . . . . . .                     -                   -
Increase (decrease) in cash and cash equivalents . . . .                (4,935)             (3,357)
Cash and cash equivalents, beginning of period . . . . .                 7,835               3,982
                                                                ---------------  ------------------
Cash and cash equivalents, end of period . . . . . . . .               $ 2,900             $   625
                                                                ===============  ==================


   See accompanying notes to condensed consolidated financial statements.
                                   6

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

2.       ACQUISITIONS

         Effective June 28, 1996, the Company acquired certain assets and liabilities of the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Agricultural Equipment Business") for
consideration consisting of approximately $260.0 million (the "Maxion Acquisition"). The Maxion Acquisition was financed primarily by borrowings under the Company's $650.0 million revolving credit facility and was funded on July 1, 1996. The acquired assets and assumed liabilities consist primarily of accounts receivable, inventories, property, plant and equipment (including two manufacturing facilities), accounts payable and accrued liabilities. Prior to the acquisition, the Maxion Agricultural Equipment Business was AGCO's Massey Ferguson licensee in Brazil, manufacturing and distributing agricultural tractors under the Massey Ferguson brand name, industrial loader-backhoes under the Massey Ferguson and Maxion brand names and combines under the Massey Ferguson and IDEAL brand names.

         The following unaudited pro forma data summarizes the results of operations for the six months ended June 30, 1996 and 1995 as if the Maxion Acquisition, and the related financings, had occurred at the beginning of 1995. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company would actually have been had the transaction occurred on the dates indicated or what the results of operations may be in any future period.

                                                Six Months                 Six Months
                                            Ended June 30, 1996        Ended June 30,1995
                                           --------------------        ------------------
                                                 (in thousands, except per share data)
Net sales and finance income . . . . .         $1,165,458                  $1,243,013
Net income (1). . . . . . . . . . . .              14,276                      40,819
Net income per common
         share - fully diluted (1) . .               0.26                        0.73

  (1) For the six months ended June 30, 1996, amount excludes extraordinary loss, net of taxes of $3,503.


3.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations included a charge for nonrecurring expenses of $0.8 million, or $0.01 per common share on a fully diluted basis, for the three months ended June 30, 1996 and $6.7 million, or $0.08 per common share on a fully diluted basis, for the six months ended June 30, 1996 related to the further restructuring of the International Operations which was acquired in the Massey Acquisition in June 1994.

         The nonrecurring charge included costs associated with the centralization of certain parts warehousing, administrative, sales and marketing functions. The $6.7 million nonrecurring charge recorded through June 30, 1996 included $5.1 million for employee related costs consisting primarily of severance costs and $1.6 million for other nonrecurring costs. Included in the $5.1 million of employee related costs was $0.8 million of payroll costs incurred through June 30, 1996 for personnel that have been terminated or will be terminated in future periods. Of the total $6.7 million charge, $3.8 million had been incurred at June 30, 1996. The remaining accrual of $2.9 million consists of employee severance costs which relate to the planned reduction of 86 employees, of which 37 employees had been terminated at June 30, 1996.

         The results of operations for the three and six months ended June 30, 1995 included a charge for nonrecurring expenses of $1.7 million, or $0.02 per common share on a fully diluted basis, and $3.8 million, or $0.04 per common share on a fully diluted basis, respectively, which was a portion of the Company's $19.5 million charge recorded through December 31, 1995 primarily related to the initial integration and restructuring of the International Operations. The nonrecurring charge for the six months ended June 30, 1995 included $2.7 million for employee severance and $1.1 million for certain data processing expenses. All of the costs associated with the $19.5 million charge recorded through December 31, 1995 have been incurred.

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 1996 and December 31, 1995 (in thousands):

                                                                               June 30,              December 31,
                                                                                1996                      1995
                                                                        -------------------       -------------------

Revolving credit facility - Equipment Operations . . .                    $  180,548                  $378,336

Revolving credit facility - Finance Company . . . . . .                      538,860                   514,376

Senior subordinated notes . . . . . . . . . . . . . . .                      247,886                     - -

Payable to Iochpe-Maxion S.A. . . . . . . . . . . . . .                      260,000                     - -
                                                                        -------------------       -------------------

                                                                          $1,227,294                  $892,712
                                                                        ===================       ===================


         Effective June 28, 1996, the Maxion Acquisition was completed (see Note 2 - Acquisitions). The purchase price of $260.0 million was funded through borrowings under the Company's $650.0 million revolving credit facility on July 1, 1996. Accordingly, the payable to the seller, Iochpe-Maxion S.A., that existed at June 30, 1996 is reflected in Long-Term Debt in the Consolidated Balance Sheet at June 30, 1996.

         In March 1996, the Company issued $250.0 million of 8 1/2% Senior Subordinated Notes due 2006 (the "Notes") at 99.139% of their principal amount. The Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 initially at 104.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount plus accrued interest, on or after March 15, 2003. The Notes include certain covenants, including covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends. The net proceeds from the sale of the Notes were used to repay outstanding indebtedness under the Company's $550.0 million secured revolving credit facility.

         In March 1996, the Company replaced its $550.0 million secured revolving credit facility (the "Old Credit Facility") with a five-year $650.0 million unsecured credit facility (the "New Credit Facility"). Aggregate borrowings outstanding under the New Credit Facility are subject to a borrowing base limitation and may not at any time exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. Interest will accrue on borrowings outstanding under the New Credit Facility primarily at LIBOR plus an applicable margin, as defined. The New Credit Facility contains certain covenants, including covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends. In addition, the Company must maintain certain financial covenants including, among others, a debt to capitalization ratio, an interest coverage ratio and a ratio of debt to cash flow, as defined. On July 1, 1996, the Maxion Acquisition was funded through $260.0 million of additional borrowings under the New Credit Facility. As of June 30, 1996, including the borrowings for the Maxion Acquisition, approximately $440.5 was outstanding under the New Credit Facility and available borrowings were approximately $199.9 million.

5.       EXTRAORDINARY LOSS

         During the first quarter of 1996, as part of the refinancing of the Old Credit Facility with the New Credit Facility, the Company recorded an extraordinary loss of $3.5 million, net of taxes of $2.2 million, for the write-off of unamortized debt costs related to the Old Credit Facility.

6.       CONVERTIBLE SUBORDINATED DEBENTURES

         In June 1995, the Company exchanged all of its outstanding 2,674,534 depositary shares (the "Exchange"), each representing 1/10 of a share of $16.25 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"), into $66.8 million of its 6.5% Convertible Subordinated Debentures due 2008 (the "Convertible Subordinated Debentures"). The effect of this transaction resulted in a reduction to stockholders' equity and an increase to liabilities in the amount of $66.8 million. The Convertible Subordinated Debentures were convertible at any time at the option of the holder into shares of the Company's common stock at a conversion rate of 157.85 shares of common stock for each $1,000 principal amount of the debentures. In addition, on or after June 1, 1996, the Convertible Subordinated Debentures were redeemable at the option of the Company initially at an amount equivalent to $1,045.50 per $1,000 principal amount of the debentures and thereafter at prices declining to an amount equivalent to the face amount of the debentures on or after June 1, 2003, plus all accrued and unpaid interest.

         In April 1996, the Company announced its election, effective June 1, 1996, to redeem all of its outstanding Convertible Subordinated Debentures. Prior to the execution of the redemption, all of the outstanding Convertible Subordinated Debentures were converted into common stock. Since December 31, 1995, $37.6 million of outstanding Convertible Subordinated Debentures were converted into approximately 5,920,000 shares of the Company's common stock.

7.       NET INCOME PER COMMON SHARE

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

8.       INVENTORIES

         Inventories consist primarily of farm tractors, combines, implements, hay and forage equipment and service parts and are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at June 30, 1996 and December 31, 1995 were as follows (in thousands):

                                                                      June 30,       December 31,
                                                                       1996             1995
                                                                  ---------------   --------------

Finished goods . . . . . . . . . . . . . . . . . . . . . . . .      $192,896          $121,034
Repair and replacement parts . . . . . . . . . . . . . . . . .       225,028           196,863
Work in process, production parts and raw materials  . . . . .       113,395            84,505
                                                                  ---------------   --------------
Gross inventories                                                    531,319           402,402
Allowance for surplus and obsolete inventories                       (45,859)          (41,433)
                                                                  ---------------   --------------
Inventories, net                                                    $485,460          $360,969
                                                                  ===============   ==============

  ITEM 2.         MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities and general economic conditions. The Company's operations are expected to be subject to such conditions in the future. Sales are recorded by the Company when equipment and replacement parts are shipped by the Company to its independent dealers. To the extent possible, the Company attempts to ship products on a level basis throughout the year to reduce the effect of seasonal demands on its manufacturing operations and to minimize its investment in inventory. Retail sales by dealers to farmers ("settlements") are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, the Company's net sales and operating results have historically been the lowest in the first quarter and have increased in subsequent quarters.

         Effective June 28, 1996, the Company acquired certain assets and liabilities of the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Acquisition"). As a result of the Maxion Acquisition, the Company expanded its product offerings and the geographic scope of its distribution network to include Brazil. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

 RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded net income for the three months ended June 30, 1996 of $37.5 million compared to $35.9 million for the three months ended June 30, 1995. Net income per common share on a fully diluted basis was $0.66 for the second quarter of 1996 compared to $0.64 for the same period in 1995. Net income for the six months ended June 30, 1996 was $54.6 million compared to $59.3 million for the same period in 1995. Net income per common share on a fully diluted basis was $0.96 and $1.06 for the six months ended June 30, 1996 and 1995, respectively. Net income for the three and six months ended June 30, 1996 included nonrecurring expenses of $0.8 million, or $0.01 per share on a fully diluted basis, and $6.7 million, or $0.08 per share on a fully diluted basis, respectively, related to the further restructuring of the Company's International Operations. In addition, net income for the six months ended June 30, 1996 included an extraordinary after-tax charge of $3.5 million, or $0.06 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the revolving credit facility for the Company's Equipment Operations (see "Liquidity and Capital Resources"). Net income for the three and six months ended June 30, 1995 included nonrecurring expenses of $1.7 million, or $0.02 per share on a fully diluted basis, and $3.8 million, or $0.04 per share on a fully diluted basis, related to the Massey Acquisition (see "Charges for Nonrecurring Expenses"). Excluding nonrecurring expenses and the extraordinary after-tax charge, the improved results in 1996 reflected sales growth in existing product lines and improved operating efficiencies.

         RETAIL SALES

         Conditions in the United States and Canadian agricultural equipment markets continue to be favorable in 1996 compared to 1995. Industry unit retail sales of tractors for the six months ended June 30, 1996 increased 6.9% over the same period in 1995, while unit retail sales of combines and hay and forage equipment decreased 4.1% and 1.7%, respectively, compared to the prior year. The Company believes the increase in retail sales of tractors was primarily due to favorable economic conditions relating to high net cash farm incomes, strong commodity prices and increased export demand. The decrease in industry combine retail sales was partly due to dry weather conditions in the South and Southwest United States. Industry retail sales of hay and forage equipment were below the prior year primarily due to a softness in the cattle market resulting from low commodity prices.

         Company unit settlements of tractors and combines in the United States and Canada increased significantly for the six months ended June 30, 1996 compared to 1995. The increase in tractor settlements was attributable to the favorable industry conditions as well as the impact of the Company's expanded dealer network, which resulted primarily from dealers entering into crossover contracts whereby an existing dealer carrying one of the Company's brands contracts to sell an additional AGCO brand. In addition, the Company continues to benefit from the successful acceptance of improved tractor product offerings, including the new Massey Ferguson high horsepower tractors which were introduced in the middle of 1995. Company unit settlements of combines were higher than the prior year and were favorable compared to the decrease in industry retail sales primarily due to increased sales to contract harvesters. Company unit settlements of hay and forage equipment were below the prior year and slightly below the industry decrease primarily due to the Company choosing not to match the aggressive retail financing programs of its major competitors during the first quarter of 1996.

         Industry conditions in Western Europe continue to be favorable with retail sales of tractors increasing approximately 11.1% for the six months ended June 30, 1996 compared to the prior year primarily due to improved economic conditions and strong export demand for commodities. Retail sales of Massey Ferguson tractors significantly outperformed the industry compared to 1995 with the most significant increases in the United Kingdom, France, Spain and Scandinavia due to the Company's focus on dealer development and the continued success of the new Massey Ferguson high horsepower tractors. Outside North America and Western Europe, industry retail sales of tractors also showed gains in many markets where the Company competes due to a general improvement in economic conditions. Retail sales of Massey Ferguson tractors significantly increased compared to 1995 with strong market share gains in most markets, particularly in the Middle East, Africa and Australia primarily due to improved economic conditions and the Company's strong distribution channels in these markets.

         REVENUES

         Total revenues for the three months ended June 30, 1996 were $601.6 million, representing an increase of $29.9 million or 5.2% over total revenues of $571.7 million for the same period in 1995. Total revenues for the six months ended June 30, 1996 increased 4.3% to $1,072.3 million compared to $1,027.9 million for 1995. The increases for both periods were primarily attributable to increased net sales in the International Operations of $30.5 million and $60.0 million for the three and six months ended June 30, 1996, respectively, compared to the prior year. The increases primarily related to continued strength in the agricultural industry and the strong retail sales of the new Massey Ferguson high horsepower tractors. This increase for the International Operations was partially offset by decreases in net sales of $4.4 million and $23.6 million for the three and six months ended June 30, 1996, respectively, compared to the prior year related to the Company's North American Operations. The decrease for the second quarter of 1996 was primarily due to decreased sales of replacement parts which the Company believes were negatively impacted by weather conditions in certain regions which affected the winter wheat harvest or delayed planting. The decrease for the six months ended June 30, 1996 was primarily due to the timing of delivery of certain tractors sourced from certain European suppliers. Total revenues also increased from the prior periods due to increases in finance income of $3.8 million and $8.0 million for the three and six months ended June 30, 1996, respectively, associated with the operations of Agricredit. The increase in finance income was primarily due to the growth in Agricredit's credit receivable portfolio as a result of Agricredit's increased penetration into the Company's dealer network.

         COSTS AND EXPENSES

         Cost of goods sold of the Company's Equipment Operations for the three months ended June 30, 1996 was $468.9 million (80.2% of net sales) compared to $441.2 million (79.0% of net sales) for the same period in 1995. For the first six months of 1996, cost of goods sold was $829.0 million (79.8% of net sales) compared to $791.5 million (79.0% of net sales). Gross profit, defined as net sales less cost of goods sold, was $115.8 million (19.8% of net sales) for the three months ended June 30, 1996 as compared to $117.4 million (21.0% of net sales) for the same period of the prior year. Gross profit for the first six months of 1996 was $209.5 million (20.2% of net sales) as compared to $210.6 million (21.0% of net sales) for the same period of the prior year. Gross margins were negatively impacted for both periods by a change in the mix of products sold, particularly due to a reduction in high margin North American parts sales and due to a shift in sales from higher margin utility tractors (under 100 horsepower) to high horsepower tractors (over 100 horsepower).

         Selling, general and administrative expenses for the three months ended June 30, 1996 were $52.1 million (8.7% of total revenues) compared to $51.3 million (9.0% of total revenues) for the same period last year. For the first six months of 1996, selling, general and administrative expenses were $101.5 million (9.5% of total revenues) compared to $98.8 million (9.6% of total revenues) for the same period in 1995. The decrease in selling, general and administrative expenses as a percentage of total revenues was primarily due to the successful cost reduction efforts in the Company's International Operations. These cost reductions were offset to some extent by an increase in the amortization of stock-based compensation expense of $4.6 million and $7.9 million over the prior year for the three and six months ended June 30, 1996, respectively, related to the Company's long-term incentive plan which is tied to stock price appreciation. In addition, the Company had lower operating expenses as a percentage of total revenues related to Agricredit. Excluding Agricredit and the amortization related to the long-term incentive plan, the Company's Equipment Operations had selling, general and administrative expenses of $42.7 million (7.3% of net sales) and $45.9 million (8.2% of net sales) for the three months ended June 30, 1996 and 1995, respectively. For the first six months of 1996 and 1995, the Company's Equipment Operations had selling, general and administrative expenses of $84.5 million (8.1% of net sales) and $89.0 million (8.9% of net sales), respectively. The decrease as a percentage of net sales was primarily due to the successful cost reduction efforts in the Company's International Operations.

         Engineering expenses for the Company's Equipment Operations were $6.7 million (1.2% of net sales) for the three months ended June 30, 1996 compared to $6.4 million (1.2% of net sales) for the same period in 1995. Engineering expenses for the six months ended June 30, 1996 were $13.7 million (1.3% of net sales) and $11.6 million (1.2% of net sales) for the same period in the prior year. The increase as a percentage of net sales for the six months ended June 30, 1996 compared to the prior year was primarily due to the timing of engineering expenses related to the development of a new Massey Ferguson utility tractor line.

         Interest expense, net was $16.4 million for the three months ended June 30, 1996 and was $16.4 million for the same period in the prior year. Interest expense, net for the six months ended June 30, 1996 was $31.5 million compared to $31.7 million for the same period in 1995. For both periods, the Company had lower interest expense, net compared to 1995 in its Equipment Operations resulting from lower interest rates and lower average borrowings in addition to higher interest income related to dealer accounts receivable. This decrease in interest expense, net was partially offset by increased interest expense, net relating to Agricredit due to the additional borrowings associated with the increase in the credit receivable portfolio.

         Other expense, net was $1.2 million for the three months ended June 30, 1996 compared to $2.5 million for the same period in 1995. Other expense, net was $3.7 million for the six months ended June 30, 1996 compared to $3.1 million for the same period in 1995. The decrease in other expense, net for the three months ended June 30, 1996 was primarily due to foreign exchange gains in 1996 compared to foreign exchange losses in 1995 in the International Operations. The increase in other expense, net for the six months ended June 30, 1996 was primarily due to foreign exchange losses in the International Operations for the first quarter of 1996.

         Nonrecurring expenses were $0.8 million and $6.7 million for the three and six months ended June 30, 1996, respectively. Nonrecurring expenses were $1.7 million and $3.8 million for the three and six months ended June 30, 1995, respectively. The nonrecurring charge recorded in 1996 related to the further restructuring of the International Operations which was acquired in the Massey Acquisition in June 1994. The nonrecurring charge recorded in 1995 primarily related to costs associated with the initial integration and restructuring of the International Operations. See "Charges for Nonrecurring Expenses" for further discussion.

         The Company recorded income tax provisions of $19.8 million and $17.9 million for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, the Company recorded income tax provisions of $30.7 million and $30.3 million, respectively. For both periods, the Company paid income taxes at rates below statutory rates due to the utilization of net operating loss carryforwards. Due to the availability of net operating loss carryforwards acquired in the Massey Acquisition, the Company expects to continue paying taxes at effective rates substantially below statutory rates in the near future.

         Equity in net earnings of unconsolidated affiliates was $1.9 million and $1.6 million for the three months ended June 30, 1996 and 1995, respectively. Equity in net earnings of unconsolidated affiliates was $2.6 million and $2.1 million for the six months ended June 30, 1996 and 1995, respectively. The increase in equity in net earnings of unconsolidated affiliates related to the Company's pro-rata share in net earnings of certain equity investments in the International Operations.

FINANCE COMPANY OPERATIONS

         Agricredit, the Company's wholly owned finance subsidiary, recorded net income of $2.6 million and $1.0 million for the three months ended June 30, 1996 and 1995, respectively. Agricredit recorded net income of $5.3 million and $2.4 million for the six months ended June 30, 1996 and 1995, respectively. Retail acceptances were approximately $180.6 million for the six months ended June 30, 1996 and $140.9 million for the same period in the prior year. The increase was primarily the result of the strong retail demand for the Company's products during the first six months of 1996, Agricredit's penetration into the Company's dealer network and its continued growth in the Canadian market.

         On July 16, 1996, the Company announced the proposed formation of a joint venture with a subsidiary of Cooperatieve Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" ("Rabobank") as its partner in Agricredit (the "Agricredit Joint Venture"). Under the Agricredit Joint Venture, Rabobank will have a 51% interest in Agricredit and the Company will retain a 49% interest in the finance company. The Agricredit Joint Venture will continue the current business of Agricredit and seek to build a broader asset-based finance business. The Company has similar joint venture arrangements with Rabobank and its affiliates with respect to its retail finance companies located in the United Kingdom, France and Germany. The Agricredit Joint Venture is subject to regulatory approvals and is expected to close during the fourth quarter of 1996.

 LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements for its Equipment Operations are subject to variations due to seasonal changes in inventory and dealer receivable levels. In March 1996, the Company replaced its $550.0 million secured revolving credit facility (the "Old Credit Facility") with a five-year $650.0 million unsecured revolving credit facility (the "New Credit Facility") (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). The New Credit Facility is the Company's primary source of financing for its Equipment Operations and provides increased borrowing capacity over the Old Credit Facility. Borrowings under the New Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the New Credit Facility fluctuate as well. On July 1, 1996, the Maxion Acquisition was funded through $260.0 million of additional borrowings under the New Credit Facility. As of June 30, 1996, including the borrowings for the Maxion Acquisition, approximately $440.5 million was outstanding under the New Credit Facility and available borrowings were approximately $199.9 million.

         In March 1996, the Company issued $250.0 million of 8 1/2% Senior Subordinated Notes due 2006 (the "Notes") at 99.139% of their principal amount (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). The net proceeds from the sale of the Notes were used to repay outstanding indebtedness under the Old Credit Facility. The sale of the Notes provided the Company with subordinated capital and replaced a portion of its floating rate debt with longer term fixed rate debt.

         The Company's finance subsidiary, Agricredit, obtains funds from a $545.0 million revolving credit agreement (the "Agricredit Revolving Credit Agreement") to finance its credit receivable portfolio. Borrowings under the Agricredit Revolving Credit Agreement are based on the amount and quality of outstanding credit receivables and are generally issued for terms with maturities matching anticipated credit receivable liquidations. As the credit receivable portfolio fluctuates, borrowings under the Agricredit Revolving Credit Agreement fluctuate as well. As of June 30, 1996, approximately $538.9 million was outstanding under the Agricredit Revolving Credit Agreement. In July 1996, the terms of the Agricredit Revolving Credit Facility were amended and restated to increase Agricredit's borrowing capacity from $545.0 million to $630.0 million. Including the July 1996 amendment, the available borrowings as of June 30,1996 under the Agricredit Revolving Credit Agreement were approximately $85.1 million. Funding of new borrowings under the Agricredit Revolving Credit Agreement expires on June 30, 1997. Upon completion of the proposed Agricredit Joint Venture, the Agricredit Revolving Credit Agreement is planned to be replaced through a funding commitment from Rabobank.

         In April 1996, the Company announced its election, effective June 1, 1996, to redeem all of its outstanding 6.5% Convertible Subordinated Debentures due 2008 (the "Convertible Subordinated Debentures") (see Note 6 of the Notes to the Condensed Consolidated Financial Statements). Prior to the execution of the redemption, all of the outstanding Convertible Subordinated Debentures were converted into common stock. Since December 31, 1995, $37.6 million of outstanding Convertible Subordinated Debentures were converted into approximately 5,920,000 shares of the Company's common stock.

         The Company's working capital requirements for its Equipment Operations are somewhat seasonal, with investments in working capital typically building in the first and second quarters and then reducing in the third and fourth quarters. As of June 30, 1996, the Company's Equipment Operations had $808.3 million of working capital, an increase of $146.8 million over working capital of $661.5 million as of December 31, 1995. The increase in working capital was primarily due to normal seasonal requirements, particularly in receivables and inventories.

         Cash flow provided by operating activities was $2.6 million for the six months ended June 30, 1996 as compared to cash flow used for operating activities of $95.2 million for the same period last year. The decrease in cash flow used for operating activities was primarily due to a smaller increase in accounts receivable at June 30, 1996 compared to June 30, 1995. The lower increase in accounts receivable was due to the reduction of unusually high accounts receivable levels in the International Operations at December 31, 1995 which resulted from significantly higher sales in late 1995 than in late 1994 and due to the strong retail sales during the first six months of 1996 compared to 1995 which resulted in a lower seasonal build-up of dealer inventories in North America.

         Capital  expenditures  for the  first six  months  of 1996  were  $15.5 million compared to $13.4 million for the same period in 1995. The Company currently anticipates that additional capital expenditures for the remainder of 1996 will range from approximately $24.5 million to $34.5 million and will primarily be used to support the development and enhancement of new and existing products.

         Agricredit's credit receivable originations exceeded credit receivable payments by $42.5 million for the six months ended June 30, 1996. The increase in Agricredit's credit receivable portfolio will result in increased finance income in future periods. The credit receivable originations were financed through additional borrowings under the Agricredit Revolving Credit Agreement.

         In June 1996, the Company's board of directors declared a common stock dividend of $0.01 per share for the second quarter of 1996. The declaration and payment of future dividends will be at the sole discretion of the board of directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's board of directors.

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

 CHARGES FOR NONRECURRING EXPENSES

         The Company identified approximately $12.0 million of nonrecurring expenses related to the further restructuring of the Company's International Operations, acquired in June 1994 as a result of the Massey Acquisition. The Company recorded $6.7 million of nonrecurring expenses during the first six months of 1996 to recognize a portion of these costs. These costs are primarily related to the centralization of certain parts warehousing, administrative, sales and marketing functions (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). The Company expects to record the remaining $5.3 million of nonrecurring expenses in 1996 and to complete the restructuring by mid-1997. Savings from the further restructuring of the International
Operations are expected to result primarily from reduced selling, general and administrative expenses primarily relating to the Company's parts warehousing, administrative, sales and marketing functions. While the Company believes that cost savings from its restructuring plan can be attained, there can be no assurance that all objectives of the restructuring will be achieved.

         In the first six months of 1995, the Company recorded nonrecurring expenses of $3.8 million which was a portion of the Company's $19.5 million charge recorded through December 31, 1995 primarily related to the initial integration and restructuring of the International Operations. These costs primarily related to the centralization and rationalization of the International Operations' administrative, sales, and marketing functions. All of the costs associated with the $19.5 million charge recorded through December 31, 1995 have been incurred.

FORWARD LOOKING STATEMENTS

         Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Additionally, the Company's financial results are sensitive to movement in interest rates and foreign currencies, as well as general economic conditions, pricing and product actions taken by competitors, production disruptions and changes in environmental, international trade and other laws which impact the way in which it conducts it business.

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on April 24, 1996. The following matters were voted upon and the results of the voting were as follows:

         (1) To elect four directors to serve for the ensuing three years or until their successors have been duly elected and qualified. The nominees, Messrs. Mechem, Richard, Robinson and Shumejda were elected to the Company's board of directors. There were 39,245,885 votes for and 197,894 votes withheld for each nominee.

         (2) To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000. The votes of the stockholders on this amendment to the Company's Certificate of Incorporation were as follows: 38,247,379 in favor, 1,140,072 opposed and 56,328 abstained.

         (3) To approve the Company's amended and restated Long-Term Incentive Plan. The votes of the stockholders on this plan were as follows:
               38,553,166 in favor, 435,254 opposed, 81,748 abstained and 373,611 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               11.0 - Statement  re:Computation of Per Share Earnings.

               27.0 - Financial   Data   Schedule
                      (electronic filing purposes only).

         (b)   Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated
               June 28, 1996 disclosing the acquisition of certain assets and liabilities of the agricultural and industrial equipment business of Iochpe-Maxion S.A.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              AGCO CORPORATION
                              ----------------
                              Registrant




Date: August 14, 1996         Chris E. Perkins
                              -----------------------------------------
                              Vice President and Chief Financial Officer

                          EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                           Numbered
Number        Description                                           Page

11.0          Statement re: Computation of Per Share Earnings.
27.0 Financial Data Schedule (electronic filing purposes only).