Form 10-Q
period 1996-09-30
AGCO CORP /DE
filed 1996-11-14
CIK 880266

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

------
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

------
         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

     Common stock par value $.01 per share: 57,237,156 shares outstanding as of September 30, 1996.
--------------------------------------------------------------------------------

                             AGCO CORPORATION AND SUBSIDIARIES

                                           INDEX


                                                                                                             Page
                                                                                                           Numbers
                                                                                                          ----------



    PART I.  FINANCIAL INFORMATION:

        Item 1.       Financial Statements

                      Condensed Consolidated Balance
                      Sheets - September 30, 1996 and December 31, 1995 . . . . . . . . . . .                  3

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .                  4

                      Condensed Consolidated Statements
                      of Income for the Nine Months
                      Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .                  5


                      Condensed Consolidated Statements
                      of Cash Flows for the Nine Months
                      Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .                  6

                      Notes to Condensed Consolidated
                      Financial Statements . . . . . . . . . . . . . . . . . . . . . . .                       7

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .                      12


      PART II.  OTHER INFORMATION:

        Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .                      20

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      21


Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       CONSOLIDATED                      EQUIPMENT OPERATIONS
                                                              --------------------------------      --------------------------------
                                                               September 30,     December 31,        September 30,    December 31,
                                                                   1996             1995                 1996             1995
                                                              ---------------  ---------------      ---------------  ---------------
                                ASSETS                         (Unaudited)                           (Unaudited)


    Current Assets:
       Cash and cash equivalents . . . . . . . . . . . .         $    28,331      $    27,858           $   26,759       $   20,023
       Accounts and notes receivable, net of
         allowances  . . . . . . . . . . . . . . . . . .             805,218          785,801              805,218          785,801
       Receivables from unconsolidated subsidiary
         and affiliates  . . . . . . . . . . . . . . . .               4,527            4,029                7,307            4,029
       Credit receivables, net . . . . . . . . . . . . .             210,409          185,401                    -                -
       Inventories, net  . . . . . . . . . . . . . . . .             481,603          360,969              481,603          360,969
       Other current assets  . . . . . . . . . . . . . .              60,894           60,442               57,560           56,950
                                                              ---------------  ---------------      ---------------  ---------------
       Total current assets  . . . . . . . . . . . . . .           1,590,982        1,424,500            1,378,447        1,227,772

    Noncurrent credit receivables, net . . . . . . . . .             430,534          397,177                    -                -
    Property, plant and equipment, net . . . . . . . . .             247,564          146,521              247,257          146,172
    Investments in unconsolidated
       subsidiary and affiliates . . . . . . . . . . . .              48,629           45,963              117,033          105,913
    Other assets . . . . . . . . . . . . . . . . . . . .              56,506           44,510               56,506           44,510
    Intangible assets, net . . . . . . . . . . . . . . .             218,727          104,244              218,727          104,244
                                                              ---------------  ---------------      ---------------  ---------------
       Total assets  . . . . . . . . . . . . . . . . . .          $2,592,942       $2,162,915           $2,017,970       $1,628,611
                                                              ===============  ===============      ===============  ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Current portion of long-term debt . . . . . . . .          $  455,702       $  361,376           $        -       $        -
       Accounts payable. . . . . . . . . . . . . . . . .             284,899          325,701              281,443          319,711
       Payables to unconsolidated subsidiary and
          affiliates . . . . . . . . . . . . . . . . . .              16,248            4,837               16,248            9,523
       Accrued expenses  . . . . . . . . . . . . . . . .             266,363          233,848              254,905          223,839
       Other current liabilities . . . . . . . . . . . .              11,928           13,217               11,928           13,217
                                                              ---------------  ---------------      ---------------  ---------------
          Total current liabilities  . . . . . . . . . .           1,035,140          938,979              564,524          566,290
                                                              ---------------  ---------------      ---------------  ---------------
    Long-term debt . . . . . . . . . . . . . . . . . . .             778,753          531,336              684,253          378,336
    Convertible subordinated debentures  . . . . . . . .                   -           37,558                    -           37,558
    Postretirement health care benefits. . . . . . . . .              24,229           23,561               24,229           23,561
    Other noncurrent liabilities . . . . . . . . . . . .              38,910           42,553               29,054           33,938
                                                              ---------------  ---------------      ---------------  ---------------
          Total liabilities  . . . . . . . . . . . . . .           1,877,032        1,573,987            1,302,060        1,039,683
    Stockholders' Equity:
       Common stock; $0.01 par value, 150,000,000 shares
       authorized, 57,237,156 and 50,557,040 shares issued
       and outstanding at September 30, 1996 and
       December 31, 1995, respectively . . . . . . . . .                 572              506                  572              506
       Additional paid-in capital  . . . . . . . . . . .             360,057          307,189              360,057          307,189
       Retained earnings . . . . . . . . . . . . . . . .             372,006          287,706              372,006          287,706
       Unearned compensation . . . . . . . . . . . . . .             (24,301)         (22,587)             (24,301)         (22,587)
       Additional minimum pension liability. . . . . . .              (2,619)          (2,619)              (2,619)          (2,619)
       Cumulative translation adjustment . . . . . . . .              10,195           18,733               10,195           18,733
                                                              ---------------  ---------------      ---------------  ---------------
       Total stockholders' equity  . . . . . . . . . . .             715,910          588,928              715,910          588,928
                                                              ---------------  ---------------      ---------------  ---------------
       Total liabilities and stockholders' equity .  . .          $2,592,942       $2,162,915           $2,017,970       $1,628,611
                                                              ===============  ===============      ===============  ===============

 See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                      FINANCE COMPANY
                                                              --------------------------------
                                                               September 30,      December 31,
                                                                    1996             1995
                                                              ---------------  ---------------
                                ASSETS                         (Unaudited)


    Current Assets:
       Cash and cash equivalents . . . . . . . . . . . .            $  1,572          $  7,835
       Accounts and notes receivable, net of
         allowances  . . . . . . . . . . . . . . . . . .                   -                 -
       Receivables from unconsolidated subsidiary
         and affiliates  . . . . . . . . . . . . . . . .                   -             4,686
       Credit receivables, net . . . . . . . . . . . . .             210,409           185,401
       Inventories, net  . . . . . . . . . . . . . . . .                   -                 -
       Other current assets  . . . . . . . . . . . . . .               3,334             3,492
                                                              ---------------  ---------------
       Total current assets  . . . . . . . . . . . . . .             215,315           201,414

    Noncurrent credit receivables, net . . . . . . . . .             430,534           397,177
    Property, plant and equipment, net . . . . . . . . .                 307               349
    Investments in unconsolidated
       subsidiary and affiliates . . . . . . . . . . . .                   -                 -
    Other assets . . . . . . . . . . . . . . . . . . . .                   -                 -
    Intangible assets, net . . . . . . . . . . . . . . .                   -                 -
                                                              ---------------  ---------------
       Total assets  . . . . . . . . . . . . . . . . . .            $646,156          $598,940
                                                              ===============  ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Current portion of long-term debt . . . . . . . .            $455,702          $361,376
       Accounts payable. . . . . . . . . . . . . . . . .               3,456             5,990
       Payables to unconsolidated subsidiary and
          affiliates . . . . . . . . . . . . . . . . . .               2,780                 -
       Accrued expenses  . . . . . . . . . . . . . . . .              11,458            10,009
       Other current liabilities . . . . . . . . . . . .                   -                 -
                                                              ---------------  ---------------
          Total current liabilities  . . . . . . . . . .             473,396           377,375
                                                              ---------------  ---------------
    Long-term debt . . . . . . . . . . . . . . . . . . .              94,500           153,000
    Convertible subordinated debentures  . . . . . . . .                   -                 -
    Postretirement health care benefits. . . . . . . . .                   -                 -
    Other noncurrent liabilities . . . . . . . . . . . .               9,856             8,615
                                                              ---------------  ---------------
          Total liabilities  . . . . . . . . . . . . . .             577,752           538,990
    Stockholders' Equity:
       Common stock; $0.01 par value, 150,000,000 shares
       authorized,  57,237,156 and 50,557,040 shares
       issued and outstanding at September 30, 1996 and
       December 31, 1995, respectively . . . . . . . . .                   1                 1
       Additional paid-in capital  . . . . . . . . . . .              48,834            48,834
       Retained earnings . . . . . . . . . . . . . . . .              19,629            11,150
       Unearned compensation . . . . . . . . . . . . . .                   -                 -
       Additional minimum pension liability. . . . . . .                   -                 -
       Cumulative translation adjustment . . . . . . . .                 (60)              (35)
                                                              ---------------  ---------------
       Total stockholders' equity  . . . . . . . . . . .              68,404            59,950
                                                              ---------------  ---------------
       Total liabilities and stockholders' equity .  . .            $646,156          $598,940
                                                              ===============  ===============

  See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         CONSOLIDATED                     EQUIPMENT OPERATIONS
                                                                ---------------------------------   --------------------------------
                                                                        Three Months Ended                Three Months Ended
                                                                           September 30,                     September 30,
                                                                ---------------------------------   --------------------------------
                                                                     1996              1995            1996             1995
                                                                ---------------    --------------   ------------   -----------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .             $588,859           $484,228       $588,859           $484,228
    Finance income . . . . . . . . . . . . . . . . . . .               17,646             14,411              -                  -
                                                                --------------     --------------   ------------   ----------------
                                                                      606,505            498,639        588,859            484,228
                                                                --------------     --------------   ------------   ----------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .              465,319            371,435        465,319            371,435
    Selling, general and administrative expenses . . . .               59,454             47,615         56,222             44,204
    Engineering expenses . . . . . . . . . . . . . . . .                7,089              7,041          7,089              7,041
    Interest expense, net  . . . . . . . . . . . . . . .               20,209             16,311         10,571              8,029
    Other expense (income), net  . . . . . . . . . . . .                4,336              2,221          4,337              2,221
    Nonrecurring expenses  . . . . . . . . . . . . . . .                6,161                855          6,161                855
                                                                --------------     --------------   ------------   ----------------
                                                                      562,568            445,478        549,699            433,785
                                                                --------------     --------------   ------------   ----------------
Income before income taxes and equity in net earnings
    of unconsolidated subsidiary and affiliates. . . . .               43,937             53,161         39,160             50,443
Provision for income taxes . . . . . . . . . . . . . . .               14,866             18,547         13,305             17,488
                                                                --------------     --------------   ------------   ----------------
Income before equity in net earnings of unconsoli-
    dated subsidiary and affiliates. . . . . . . . . . .               29,071             34,614         25,855             32,955
Equity in net earnings of unconsolidated subsidiary
    and affiliates . . . . . . . . . . . . . . . . . . .                2,228              1,581          5,444              3,240
                                                                --------------     --------------   ------------   ----------------
Net income . . . . . . . . . . . . . . . . . . . . . . .             $ 31,299           $ 36,195       $ 31,299           $ 36,195
                                                                ==============     ==============   ============   ================
Net income per common share:
    Primary                                                          $   0.54           $   0.77
                                                                ==============     ==============
    Fully diluted                                                    $   0.54           $   0.65
                                                                ==============     ==============
Weighted average number of common and common equivalent
    shares outstanding:
    Primary  . . . . . . . . . . . . . . . . . . . . . .               57,572             47,086
                                                                ==============     ==============
    Fully diluted  . . . . . . . . . . . . . . . . . . .               57,598             56,944
                                                                ==============     ==============
Dividends declared per common share  . . . . . . . . . .             $   0.01           $   0.01
                                                                ==============     ==============

     See accompanying notes to condensed consolidated financial statements.
                                  4

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         FINANCE COMPANY
                                                                ---------------------------------
                                                                      Three Months Ended
                                                                         September 30,
                                                                ---------------------------------
                                                                     1996              1995
                                                                ---------------    --------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .          $          -      $         -
    Finance income . . . . . . . . . . . . . . . . . . .                17,646            14,411
                                                                ---------------    --------------
                                                                        17,646            14,411
                                                                ---------------    --------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .                     -                -
    Selling, general and administrative expenses . . . .                 3,232             3,411
    Engineering expenses . . . . . . . . . . . . . . . .                     -                 -
    Interest expense, net  . . . . . . . . . . . . . . .                 9,638             8,282
    Other expense (income), net  . . . . . . . . . . . .                    (1)                -
    Nonrecurring expenses  . . . . . . . . . . . . . . .                     -                 -
                                                               ---------------     --------------
                                                                        12,869           11,693
                                                               ---------------     --------------
Income before income taxes and equity in net earnings
    of unconsolidated subsidiary and affiliates. . . . .                 4,777             2,718
Provision for income taxes . . . . . . . . . . . . . . .                 1,561             1,059
                                                               ---------------     --------------
Income before equity in net earnings of unconsolidated
    subsidiary and affiliates . . . . . . . . . . . . .                  3,216             1,659
Equity in net earnings of unconsolidated subsidiary
    and affiliates . . . . . . . . . . . . . . . . . . .                     -                 -
                                                               ---------------     --------------
Net income . . . . . . . . . . . . . . . . . . . . . . .          $      3,216      $      1,659
                                                               ===============     ==============

  See accompanying notes to condensed consolidated financial statements.
                               4

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         CONSOLIDATED                     EQUIPMENT OPERATIONS
                                                                ---------------------------------   --------------------------------
                                                                       Nine Months Ended                   Nine Months Ended
                                                                         September 30,                        September 30,
                                                                ---------------------------------   --------------------------------
                                                                     1996              1995            1996             1995
                                                                ---------------    --------------   ------------   -----------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .          $ 1,627,424         $1,486,358    $ 1,627,424         $1,486,358
    Finance income . . . . . . . . . . . . . . . . . . .               51,404             40,218              -                  -
                                                                ---------------    --------------   -------------     --------------
                                                                    1,678,828          1,526,576      1,627,424          1,486,358
                                                                ---------------    --------------   -------------     --------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .            1,294,350          1,162,920      1,294,350          1,162,920
    Selling, general and administrative expenses . . . .              161,000            146,463        151,114            135,616
    Engineering expenses . . . . . . . . . . . . . . . .               20,805             18,592         20,805             18,592
    Interest expense, net  . . . . . . . . . . . . . . .               51,677             48,054         23,718             25,220
    Other expense (income), net  . . . . . . . . . . . .                8,003              5,289          8,005              5,351
    Nonrecurring expenses  . . . . . . . . . . . . . . .               12,878              4,607         12,878              4,607
                                                               ---------------     --------------   -------------    ---------------
                                                                    1,548,713          1,385,925      1,510,870          1,352,306
                                                               ---------------     --------------   -------------    ---------------
Income before income taxes, equity in net earnings
    of unconsolidated subsidiary and affiliates
    and extraordinary loss . . . . . . . . . . . . . . .              130,115            140,651        116,554            134,052
Provision for income taxes . . . . . . . . . . . . . . .               45,570             48,848         40,488             46,275
                                                               ---------------     --------------   -------------   ----------------
Income before equity in net earnings of unconsoli-
    dated subsidiary and affiliates and
    extraordinary loss . . . . . . . . . . . . . . . . .               84,545             91,803         76,066             87,777
Equity in net earnings of unconsolidated subsidiary
    and affiliates . . . . . . . . . . . . . . . . . . .                4,857              3,664         13,336              7,690
                                                               ---------------     --------------   -------------   ----------------
Income before extraordinary loss . . . . . . . . . . . .               89,402             95,467         89,402             95,467
Extraordinary loss, net of taxes . . . . . . . . . . . .               (3,503)                 -         (3,503)                 -
                                                               ---------------     --------------   -------------   ----------------
Net income . . . . . . . . . . . . . . . . . . . . . . .               85,899             95,467         85,899             95,467
Preferred stock dividends. . . . . . . . . . . . . . . .                    -              2,012              -              2,012
                                                               ---------------     --------------   -------------   ----------------
Net income available for common stockholders . . . . . .           $   85,899         $   93,455      $  85,899         $   93,455
                                                               ===============     ==============   =============   ================
Net income per common share:
    Primary:
       Income before extraordinary loss. . . . . . . . .           $     1.64         $     2.06
       Extraordinary loss  . . . . . . . . . . . . . . .                (0.06)                 -
                                                               ---------------     --------------
       Net income  . . . . . . . . . . . . . . . . . . .           $     1.58         $     2.06
                                                               ===============     ==============
    Fully diluted:

       Income before extraordinary loss  . . . . . . . .           $     1.57         $     1.71
       Extraordinary loss. . . . . . . . . . . . . . . .                (0.06)                 -
                                                               ---------------     --------------
       Net income  . . . . . . . . . . . . . . . . . . .           $     1.51         $     1.71
                                                               ===============     ==============
Weighted average number of common and common equivalent
    shares outstanding:
    Primary  . . . . . . . . . . . . . . . . . . . . . .               54,374             45,354
                                                               ===============     ==============
    Fully diluted  . . . . . . . . . . . . . . . . . . .               57,341             56,440
                                                               ===============     ==============
Dividends declared per common share  . . . . . . . . . .           $     0.03         $     0.03
                                                               ===============     ==============

  See accompanying notes to condensed consolidated financial statements.
                                   5

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                         FINANCE COMPANY
                                                                ---------------------------------
                                                                     Nine Months Ended
                                                                        September 30,
                                                                ---------------------------------
                                                                     1996              1995
                                                                ---------------    --------------

Revenues:
    Net sales  . . . . . . . . . . . . . . . . . . . . .            $        -           $     -
    Finance income . . . . . . . . . . . . . . . . . . .                51,404            40,218
                                                                --------------     --------------
                                                                        51,404            40,218
                                                                --------------     --------------
Costs and Expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .                     -                 -
    Selling, general and administrative expenses . . . .                 9,886            10,847
    Engineering expenses . . . . . . . . . . . . . . . .                     -                 -
    Interest expense, net  . . . . . . . . . . . . . . .                27,959            22,834
    Other expense (income), net  . . . . . . . . . . . .                   (2)               (62)
    Nonrecurring expenses  . . . . . . . . . . . . . . .                     -                 -
                                                                --------------     --------------
                                                                        37,843            33,619
                                                                --------------     --------------
Income before income taxes, equity in net earnings
    of unconsolidated subsidiary and affiliates
    and extraordinary loss . . . . . . . . . . . . . . .                13,561             6,599
Provision for income taxes . . . . . . . . . . . . . . .                 5,082             2,573
                                                                --------------     --------------
Income before equity in net earnings of unconsoli-
    dated subsidiary and affiliates and
    extraordinary loss . . . . . . . . . . . . . . . . .                 8,479             4,026
Equity in net earnings of unconsolidated subsidiary
    and affiliates  . . . . . . . . . . . . . . . . .                        -                 -
                                                                --------------     --------------
Income before extraordinary loss . . . . . . . . . . . .                 8,479             4,026
Extraordinary loss, net of taxes . . . . . . . . . . . .                     -                 -                                 -
                                                                --------------     --------------
Net income . . . . . . . . . . . . . . . . . . . . . . .                 8,479             4,026
Preferred stock dividends. . . . . . . . . . . . . . . .                     -                 -
                                                                --------------     --------------
Net income available for common stockholders . . . . . .            $    8,479           $ 4,026
                                                                ==============     ==============

   See acompanying notes to condensed consolidated financial statements.
                                   5

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                                          CONSOLIDATED                      EQUIPMENT OPERATIONS
                                                                -----------------------------------   ------------------------------
                                                                        Nine Months Ended                   Nine Months Ended
                                                                           September 30,                       September 30,
                                                                -----------------------------------   -----------------------------
                                                                     1996              1995               1996             1995
                                                                ---------------  ------------------   --------------   -------------

Cash flows from operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . .               $85,899             $95,467          $85,899         $95,467
                                                                ---------------  ------------------   --------------   -------------
     Adjustments  to  reconcile  net income to net cash
     provided  by (used for) operating activities:
        Extraordinary loss, net of taxes . . . . . . . .                 3,503                   -            3,503               -
        Depreciation and amortization. . . . . . . . . .                20,496              17,621           20,398          17,529
        Equity in net earnings of unconsolidated
        subsidiary and affiliates,
           net of cash received  . . . . . . . . . . . .                (4,857)             (3,664)         (13,336)         (7,690)
        Deferred income tax provision (benefit). . . . .                14,530              29,632           14,593          31,282
        Amortization of intangibles. . . . . . . . . . .                 3,833               2,917            3,833           2,917
        Amortization of unearned compensation  . . . . .                11,981               3,995           11,981           3,995
        Provision for losses on credit receivables . . .                 2,931               4,005                -               -
        Changes  in  operating  assets  and  liabilities,
        net of  effects  from purchase of businesses:
           Accounts and notes receivable, net. . . . . .                 1,106            (101,534)          (1,674)        (98,996)
           Inventories, net. . . . . . . . . . . . . . .               (72,905)            (71,030)         (72,905)        (71,030)
           Other current and noncurrent assets . . . . .               (10,132)             (2,842)         (10,326)         (2,793)
           Accounts payable  . . . . . . . . . . . . . .               (40,607)            (19,386)         (42,759)        (17,872)
           Accrued expenses. . . . . . . . . . . . . . .                26,106               4,345           24,682           3,434
           Other current and noncurrent liabilities. . .                 1,902              (5,641)             661          (5,972)
                                                                ---------------  ------------------   --------------   -------------
           Total adjustments . . . . . . . . . . . . . .               (42,113)           (141,582)         (61,349)       (145,196)
                                                                ---------------  ------------------   --------------   -------------
           Net cash provided by (used for) operating
           activities  . . . . . . . . . . . . . . . . .                43,786             (46,115)          24,550         (49,729)
                                                                ---------------  ------------------   --------------   -------------
Cash flows from investing activities:
     Purchase of businesses, net of cash acquired  . . .              (287,426)            (27,364)        (287,426)        (27,364)
     Purchase of property, plant and equipment . . . . .               (26,513)            (24,471)         (26,484)        (24,354)
     Credit receivables originated . . . . . . . . . . .              (307,079)           (265,552)               -               -
     Principal collected on credit receivables . . . . .               245,783             190,505                -               -
     Proceeds from disposition of (investments in)
     unconsolidated subsidiary and affiliates . . . . .                 1,181              (1,710)            1,181         (1,710)
                                                                ---------------  ------------------   --------------   -------------
           Net cash used for investing activities  . . .              (374,054)           (128,592)        (312,729)        (53,428)
                                                                ---------------  ------------------   --------------   -------------
Cash flows from financing activities:
     Proceeds on long-term debt, net   . . . . . . . . .               341,744             173,057          305,918         109,300
     Payment of debt issuance costs  . . . . . . . . . .               (10,590)                  -          (10,590)              -
     Proceeds from issuance of common stock  . . . . . .                 1,680                 850            1,680             850
     Dividends (paid) received on common stock . . . . .                (1,599)               (670)          (1,599)          1,330
     Dividends paid on preferred stock . . . . . . . . .                     -              (2,420)               -          (2,420)
    (Payments) proceeds on short-term borrowings from
      unconsolidated subsidiary and affiliates, net. . .                     -                   -                -          (7,249)
                                                               ---------------   ------------------   --------------   -------------
           Net cash provided by financing activities . .               331,235             170,817          295,409         101,811
                                                               ---------------   ------------------   --------------   -------------
Effect of exchange rate changes on cash and cash
equivalents  . . . . . . . . . . . . . . . . . . . . . .                  (494)                848             (494)            848
Increase (decrease) in cash and cash equivalents . . . .                   473              (3,042)           6,736            (498)
Cash and cash equivalents, beginning of period . . . . .                27,858              25,826           20,023          21,844
                                                               ---------------   ------------------   --------------   -------------
Cash and cash equivalents, end of period . . . . . . . .               $28,331             $22,784          $26,759         $21,346
                                                               ===============   ==================   ==============   =============

    See accompanying notes to condensed consolidated financial statements.
                                    6

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)



                                                                         FINANCE COMPANY
                                                                -----------------------------------
                                                                        Nine Months Ended
                                                                          September 30,
                                                                -----------------------------------
                                                                     1996              1995
                                                                ---------------  ------------------

Cash flows from operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . .               $ 8,479             $ 4,026
                                                                ---------------  ------------------
     Adjustments  to  reconcile  net income to net cash
     provided  by (used for) operating activities:
        Extraordinary loss, net of taxes . . . . . . . .                     -                   -
        Depreciation and amortization. . . . . . . . . .                    98                  92
        Equity in net earnings of unconsolidated
        subsidiary and affiliates,
        net of cash received   . . . . . . . . . . . . .                     -                   -
        Deferred income tax provision (benefit). . . . .                   (63)             (1,650)
        Amortization of intangibles. . . . . . . . . . .                     -                   -
        Amortization of unearned compensation  . . . . .                     -                   -
        Provision for losses on credit receivables . . .                 2,931               4,005
        Changes  in  operating  assets  and  liabilities,
        net of  effects  from purchase of businesses:
           Accounts and notes receivable, net. . . . . .                     -                   -
           Inventories, net. . . . . . . . . . . . . . .                     -                   -
           Other current and noncurrent assets . . . . .                   194                 (49)
           Accounts payable  . . . . . . . . . . . . . .                 4,932              (4,052)
           Accrued expenses. . . . . . . . . . . . . . .                 1,424                 911
           Other current and noncurrent liabilities. . .                 1,241                 331
                                                                ---------------  ------------------
           Total adjustments . . . . . . . . . . . . . .                10,757                (412)
                                                                ---------------  ------------------
           Net cash provided by(used for)operating
           activities  . . . . . . . . . . . . . . . . .                19,236               3,614
                                                                ---------------  ------------------
Cash flows from investing activities:
     Purchase of businesses, net of cash acquired  . . .                     -                   -
     Purchase of property, plant and equipment . . . . .                   (29)               (117)
     Credit receivables originated . . . . . . . . . . .              (307,079)           (265,552)
     Principal collected on credit receivables . . . . .               245,783             190,505
     Proceeds from disposition of (investments in)
     unconsolidated subsidiary and affiliates. . . . . .                     -                   -
                                                                ---------------  ------------------
           Net cash used for investing activities  . . .               (61,325)            (75,164)
                                                                ---------------  ------------------
Cash flows from financing activities:
     Proceeds on long-term debt, net  . . . . . . . . . .               35,826              63,757
     Payment of debt issuance costs  . . . . . . . . . .                     -                   -
     Proceeds from issuance of common stock  . . . . . .                     -                   -
     Dividends (paid) received on common stock . . . . .                     -              (2,000)
     Dividends paid on preferred stock . . . . . . . . .                     -                   -
    (Payments) proceeds on short-term borrowings from
     unconsolidated subsidiary and affiliates, net . . .                     -               7,249
                                                                ---------------  ------------------
          Net cash provided by financing activities . .                 35,826              69,006
                                                                ---------------  ------------------
Effect of exchange rate changes on cash and cash
equivalents  . . . . . . . . . . . . . . . . . . . . . .                     -                   -
Increase (decrease) in cash and cash equivalents . . . .                (6,263)             (2,544)
Cash and cash equivalents, beginning of period . . . . .                 7,835               3,982
                                                                ---------------  ------------------
Cash and cash equivalents, end of period . . . . . . . .               $ 1,572             $ 1,438
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

The following unaudited pro forma data summarizes the results of operations for the nine months ended September 30, 1996 and 1995 as if the Maxion Acquisition, and the related financings, had occurred at the beginning of 1995. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company would actually have been had the transaction occurred on the dates indicated or what the results of operations may be in any future period.

                                                     Nine Months                             Nine Months
                                            Ended September 30, 1996                    Ended September 30,1995
                                            ------------------------                    -----------------------
                                                            (in thousands, except per share data)

Net sales and finance income. . . . . . . .     $ 1,771,963                                  $ 1,771,909
Net income (1). . . . . . . . . . . . . . .          44,418                                       54,056
Net income per common
         share - fully diluted (1) . . . .             0.82                                         0.97

         (1) For the nine months ended September 30, 1996, amount excludes extraordinary loss, net of taxes of $3,503, or $0.06 per common share on a fully diluted basis.

3.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations included a charge for nonrecurring expenses of $6.2 million, or $0.07 per common share on a fully diluted basis, for the three months ended September 30, 1996 and $12.9 million, or $0.15 per common share on a fully diluted basis, for the nine months ended September 30, 1996. This charge related to the further restructuring of the European operations, which was acquired in the Massey Acquisition in June 1994 and the integration and restructuring of the Maxion Agricultural Equipment Business, which was acquired in June 1996 (Note 2).

         The nonrecurring charge for the further restructuring of the European operations included costs associated with the centralization of certain parts warehousing, administrative, sales and marketing functions. The $9.2 million nonrecurring charge recorded through September 30, 1996 included $7.1 million for employee related costs consisting primarily of severance costs and $2.1 million for other nonrecurring costs. Included in the $7.1 million of employee related costs was $1.0 million of payroll costs incurred through September 30, 1996 for personnel that have been terminated or will be terminated in future periods. Of the total $9.2 million charge, $5.2 million has been incurred at September 30, 1996. The remaining accrual of $4.0 million primarily consists of employee severance costs which relate to the planned reduction of 86 employees, of which 54 employees have been terminated at September 30, 1996.

         The nonrecurring charge for the integration and restructuring of the Maxion Agricultural Equipment Business included costs associated with the rationalization of manufacturing, sales, and administrative functions. The $3.7 million recorded for the three months ended September 30, 1996 included $2.3 million for employee related costs, including severance costs, and $1.4 million for other nonrecurring costs. Included in the $2.3 million of employee related costs was $1.0 million of payroll costs incurred through September 30, 1996 for personnel that have been terminated or will be terminated in future periods. Of the total $3.7 million charge, $2.5 million has been incurred through September 30, 1996, with the remaining accrual of $1.2 million primarily related to employee severance. The employee severance costs relate to the planned reduction of 260 employees, of which 180 employees have been terminated at September 30, 1996.

         The results of operations for the three and nine months ended September 30, 1995 included a charge for nonrecurring expenses of $0.9 million, or $0.01 per common share on a fully diluted basis, and $4.6 million, or $0.05 per common share on a fully diluted basis, respectively, which was a portion of the Company's $19.5 million charge recorded through December 31, 1995 primarily related to the initial integration and restructuring of the European operations related to the Massey Acquisition. The nonrecurring charge for the nine months ended September 30, 1995 included $3.0 million for employee severance and $1.6 million for certain data processing expenses. All of the costs associated with the $19.5 million charge recorded through December 31, 1995 have been incurred.

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at September 30, 1996 and December 31, 1995 (in thousands):

                                                                           September 30,                December 31,
                                                                               1996                         1995
                                                                       ---------------------        ---------------------

Revolving credit facility - Equipment Operations. . . . . . .             $    436,332                   $  378,336
Revolving credit facility - Finance Company . . . . . . . . .                  550,202                      514,376
Senior subordinated notes . . . . . . . . . . . . . . . . . .                  247,921                         -
                                                                       ---------------------        ---------------------
                                                                          $  1,234,455                   $  892,712
                                                                       =====================        =====================

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

         In March 1996, the Company replaced its $550.0 million secured revolving credit facility (the "Old Credit Facility") with a five-year $650.0 million unsecured credit facility (the "New Credit Facility"). Aggregate borrowings outstanding under the New Credit Facility are subject to a borrowing base limitation and may not at any time exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. Interest will accrue on borrowings outstanding under the New Credit Facility primarily at LIBOR plus an applicable margin, as defined. The New Credit Facility contains certain covenants, including covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends. In addition, the Company must maintain certain financial covenants including, among others, a debt to capitalization ratio, an interest coverage ratio and a ratio of debt to cash flow, as defined. As of September 30, 1996, approximately $436.3 million was outstanding under the New Credit Facility and available borrowings were approximately $210.5 million.

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

         Inventory balances at September 30, 1996 and December 31, 1995 were as follows (in thousands):

                                                                          September 30,                December 31,
                                                                               1996                        1995
                                                                     ------------------------    ------------------------

Finished goods...................................................          $    193,162                 $   121,034
Repair and replacement parts.....................................               219,237                     196,863
Work in process, production parts and raw materials..............               116,680                      84,505
                                                                     ------------------------    ------------------------
Gross inventories................................................               529,079                     402,402
Allowance for surplus and obsolete inventories...................               (47,476)                    (41,433)
                                                                     ------------------------    ------------------------
Inventories, net.................................................           $   481,603                 $   360,969
                                                                     ========================    ========================

9.       SUBSEQUENT EVENT

         Effective November 1, 1996, the Company entered into an agreement with De Lage Landen International, B.V., a wholly owned subsidiary of Cooperatieve Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" (together, "Rabobank") to be its joint venture partner in Agricredit, the Company's retail finance subsidiary in North America (the "Agricredit Joint Venture"). As a result of the agreement, the Company sold a 51% interest in Agricredit to Rabobank. The Company received total consideration of approximately $44.3 million in the transaction. Under the Agricredit Joint Venture, Rabobank will have a 51% interest in Agricredit and the Company will retain a 49% interest in the finance company. Substantially all of the net assets of Agricredit were transferred to the Agricredit Joint Venture. The Agricredit Joint Venture will continue the current business of Agricredit and seek to build a broader asset-based finance business.

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

RESULTS OF OPERATIONS

         NET INCOME

     The Company recorded net income for the three months ended September 30, 1996 of $31.3 million compared to $36.2 million for the three months ended September 30, 1995. Net income per common share on a fully diluted basis was $0.54 and $0.65 for the three months ended September 30, 1996 and 1995, respectively. Net income for the nine months ended September 30, 1996 was $85.9 million compared to $95.5 million for the same period in 1995. Net income per common share on a fully diluted basis was $1.51 and $1.71 for the nine months ended September 30, 1996 and 1995, respectively. Net income for the three and nine months ended September 30, 1996 included nonrecurring expenses of $6.2 million, or $0.07 per share on a fully diluted basis, and $12.9 million, or $0.15 per share on a fully diluted basis, respectively, related to the further restructuring of the Company's European operations, which was acquired in the Massey Acquisition in June 1994, and the integration and restructuring of the Maxion Agricultural Equipment Business, which was acquired in June 1996 (see "Charges for Nonrecurring Expenses"). In addition, net income for the nine months ended September 30, 1996 included an extraordinary after-tax charge of $3.5 million, or $0.06 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the revolving credit facility for the Company's Equipment Operations (see "Liquidity and Capital Resources"). Net income for the three and nine months ended September 30, 1995 included nonrecurring expenses of $0.9 million, or $0.01 per share on a fully diluted basis, and $4.6 million, or $0.05 per share on a fully diluted basis, respectively, related to the Massey Acquisition (see "Charges for Nonrecurring Expenses"). The Company's results were negatively impacted by losses in the newly acquired Brazilian operations as a result of the poor industry conditions currently experienced in the region. Excluding nonrecurring expenses, the extraordinary after-tax charge and the impact of the Brazilian
                                       12
operations, the Company's results were slightly improved over 1995, primarily the result of sales growth in existing markets.

         RETAIL SALES

         Conditions in the United States and Canadian agricultural equipment markets continue to be favorable in 1996 compared to 1995. Industry unit retail sales of tractors for the nine months ended September 30, 1996 increased 6.4% over the same period in 1995, while unit retail sales of combines and hay and forage equipment decreased 1.6% and 3.8%, respectively, compared to the prior year. The Company believes general market conditions continue to be positive due to favorable economic conditions relating to high net cash farm incomes, strong commodity prices and increased export demand. The industry combine retail sales were partly impacted by dry weather conditions in the South and Southwest United States and a late planting season resulting in a late harvest in the Midwest. Industry retail sales of hay and forage equipment were below the prior year primarily due to a softness in the cattle market resulting from low commodity prices.

         Company unit settlements of tractors in the United States and Canada increased in line with the industry for the nine months ended September 30, 1996 compared to 1995. The increase in tractor settlements was attributable to the favorable industry conditions as well as the impact of the Company's expanded dealer network, which resulted primarily from dealers entering into crossover contracts whereby an existing dealer carrying one of the Company's brands contracts to sell an additional AGCO brand. In addition, the Company continues to benefit from the successful acceptance of improved tractor product offerings, including the new Massey Ferguson high horsepower tractors which were introduced in the middle of 1995. Company unit settlements of combines increased significantly compared to the prior year due to increased sales to contract harvesters. Company unit settlements of hay and forage equipment were below the prior year and slightly below the industry decrease primarily due to the unfavorable industry conditions and the Company choosing not to match the aggressive retail financing programs of its major competitors during the first quarter of 1996.

         Industry conditions in Western Europe continue to be favorable with retail sales of tractors increasing approximately 8.8% for the nine months ended September 30, 1996 compared to the prior year primarily due to higher net cash farm incomes, improved economic conditions, increased export demand and strong commodity prices. Retail sales of Massey Ferguson tractors continue to outperform the industry compared to 1995 with the most significant increases in France, Spain and Scandinavia due to the Company's focus on dealer development. Outside North America and Western Europe, industry retail sales of tractors also showed gains in many markets where the Company competes due to a general improvement in economic conditions. Retail sales of Massey Ferguson tractors increased compared to 1995 particularly in the Middle East, Africa and Australia primarily due to the Company's strong distribution channels in these markets. Industry conditions in Brazil remain depressed in 1996 relative to historic volumes following the suspension and subsequent reinstatement of Brazilian Central Bank loan programs.

REVENUES

         Total revenues for the three months ended September 30, 1996 were $606.5 million, representing an increase of $107.9 million or 21.6% over total revenues of $498.6 million for the same period in 1995. Total revenues for the nine months ended September 30, 1996 increased 10.0% to $1,678.8 million compared to $1,526.6 million for 1995. A significant portion of the increase is the result of the Company's sales of $48.1 million in Brazil for the three months ended September 30, 1996 resulting from the Maxion Acquisition. Excluding sales in Brazil, the Company achieved net sales increases in its international operations of $25.2 million and $85.2 million for the three and nine months ended September 30, 1996, respectively, compared to the prior year. The increases for both periods primarily related to increased sales of tractors due to the Company's favorable retail sales performance and increased sales of non-tractor products resulting from the Company's efforts to expand non-tractor sales in international markets. The Company also experienced increased net sales of $31.4 million and $7.7 million for the three and nine months ended September 30, 1996, respectively, compared to the prior year in its North American operations primarily due to the Company's strong retail sales in 1996. Total revenues also increased from the prior periods due to increases in finance income of $3.2 million and $11.2 million for the three and nine months ended September 30, 1996, respectively, associated with the operations of Agricredit. The increase in finance income was primarily due to the growth in Agricredit's credit receivable portfolio as a result of Agricredit's continued penetration into the Company's North American dealer network.

         COSTS AND EXPENSES

         Cost of goods sold of the Company's Equipment Operations for the three months ended September 30, 1996 was $465.3 million (79.0% of net sales) compared to $371.4 million (76.7% of net sales) for the same period in 1995. For the first nine months of 1996, cost of goods sold was $1,294.4 million (79.5% of net sales) compared to $1,162.9 million (78.2% of net sales). Gross profit, defined as net sales less cost of goods sold, was $123.5 million (21.0% of net sales) for the three months ended September 30, 1996 as compared to $112.8 million (23.3% of net sales) for the same period of the prior year. Gross profit for the first nine months of 1996 was $333.1 million (20.5% of net sales) as compared to $323.4 million (21.8% of net sales) for the same period of the prior year. Gross margins were negatively impacted for both periods by the following: (1) lower margins related to its Brazilian operations acquired in the Maxion Acquisition and (2) a change in the mix of products sold, particularly due to a reduction in high margin North American parts sales, a shift in North American sales from higher margin utility tractors (under 100 horsepower) to high horsepower tractors (over 100 horsepower) and increased sales of combines in Europe, which have lower margins.

         Selling, general and administrative expenses for the three months ended September 30, 1996 were $59.5 million (9.8% of total revenues) compared to $47.6 million (9.5% of total revenues) for the same period last year. For the first nine months of 1996, selling, general and administrative expenses were $161.0 million (9.6% of total revenues) compared to $146.5 million (9.6% of total revenues) for the same period in 1995. The increase in selling, general and administrative expenses for both the three and nine months ended September 30, 1996 was primarily due to an increase in sales volume and an increase in the amortization of stock-based compensation expense of $3.2 million and $11.2 million, respectively, over the prior year related to the Company's long-term incentive plan which is tied to stock price appreciation. Excluding

Agricredit and the amortization expense related to the long-term incentive plan, the Company's Equipment Operations had selling, general and administrative expenses of $49.9 million (8.5% of net sales) and $41.1 million (8.5% of net sales) for the three months ended September 30, 1996 and 1995, respectively. For the first nine months of 1996 and 1995, the Company's Equipment Operations, excluding Agricredit and the amortization expense related to the long-term incentive plan, had selling, general and administrative expenses of $134.4 million (8.3% of net sales) and $130.0 million (8.7% of net sales), respectively. The decrease as a percentage of net sales for the nine months ended September 30, 1996 was primarily due to the successful cost reduction efforts in the Company's European operations.

         Engineering expenses for the Company's Equipment Operations were $7.1 million (1.2% of net sales) for the three months ended September 30, 1996 compared to $7.0 million (1.5% of net sales) for the same period in 1995. Engineering expenses for the nine months ended September 30, 1996 were $20.8 million (1.3% of net sales) and $18.6 million (1.3% of net sales) for the same period in the prior year. The decrease as a percentage of net sales for the three months ended September 30, 1996 compared to the prior year was primarily due to the timing of engineering expenses related to the development of a new Massey Ferguson utility tractor line.

         Interest expense, net was $20.2 million for the three months ended September 30, 1996 compared to $16.3 million for the same period in the prior year. Interest expense, net for the nine months ended September 30, 1996 was $51.7 million compared to $48.1 million for the same period in 1995. For the three months ended September 30, 1996, the Company had higher interest expense, net compared to 1995 in its Equipment Operations resulting from additional borrowings related to the Maxion Acquisition and increased interest expense, net relating to Agricredit due to the additional borrowings associated with the increase in the credit receivable portfolio. For the nine months ended September 30, 1996, the Company also had higher interest expense, net relating to Agricredit which was slightly offset by lower interest expense, net in its Equipment Operations compared to 1995 resulting from increased interest income related to dealer accounts receivable.

         Other expense, net was $4.3 million for the three months ended September 30, 1996 compared to $2.2 million for the same period in 1995. Other expense, net was $8.0 million for the nine months ended September 30, 1996 compared to $5.3 million for the same period in 1995. The increase in other expense, net for both periods was primarily due to foreign exchange losses in 1996 compared to foreign exchange gains in 1995 related to the sale of the Company's products internationally and increased amortization of intangibles related to the Maxion Acquisition.

         Nonrecurring expenses were $6.2 million and $12.9 million for the three and nine months ended September 30, 1996, respectively. Nonrecurring expenses were $0.9 million and $4.6 million for the three and nine months ended September 30, 1995, respectively. The nonrecurring charge recorded in 1996 related to the further restructuring of the European operations which was acquired in the Massey Acquisition in June 1994 and the integration and restructuring of the Brazilian operations which was acquired in the Maxion Acquisition in June 1996. The nonrecurring charge recorded in 1995 primarily related to costs associated with the initial integration and restructuring of the European operations. See "Charges for Nonrecurring Expenses" for further discussion.

         The Company recorded income tax provisions of $14.9 million and $18.5 million for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, the Company recorded income tax provisions of $45.6 million and $48.8 million, respectively. For both periods, the Company paid income taxes at rates below statutory rates due to the utilization of net operating loss carryforwards. Due to the availability of net operating loss carryforwards acquired in the Massey Acquisition, the Company expects to continue paying taxes at effective rates substantially below statutory rates in the near future.

         Equity in net earnings of unconsolidated affiliates was $2.2 million and $1.6 million for the three months ended September 30, 1996 and 1995, respectively. Equity in net earnings of unconsolidated affiliates was $4.9 million and $3.7 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in equity in net earnings of unconsolidated affiliates related to the Company's pro-rata share in net earnings of certain equity investments in the European operations.

FINANCE COMPANY OPERATIONS

         Agricredit, the Company's wholly owned finance subsidiary, recorded net income of $3.2 million and $1.7 million for the three months ended September 30, 1996 and 1995, respectively. Agricredit recorded net income of $8.5 million and $4.0 million for the nine months ended September 30, 1996 and 1995, respectively. Retail acceptances were approximately $281.8 million for the nine months ended September 30, 1996 and $242.4 million for the same period in the prior year. The increase was primarily the result of the strong retail demand for the Company's products during the nine months ended September 30, 1996 and Agricredit's continued penetration in the Company's North American dealer network.

     Effective November 1, 1996, the Company formed a strategic alliance with a subsidiary of Cooperatieve Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" ("Rabobank") as its joint venture partner in Agricredit (the "Agricredit Joint Venture"). Under the Agricredit Joint Venture, Rabobank has a 51% interest in Agricredit and the Company retains a 49% interest in the finance company. The Company received proceeds of approximately $44.3 million in the transaction. The Agricredit Joint Venture will continue the current business of Agricredit and seek to build a broader asset-based finance business. The Company's benefits from the transaction also include deleveraging the consolidated balance sheet by approximately $550.0 million and the redeployment of approximately $44.3 million of capital. The Company has similar joint venture arrangements with Rabobank and its affiliates with respect to its retail finance companies located in the United Kingdom, France and Germany.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements for its Equipment Operations are subject to variations due to seasonal changes in inventory and dealer receivable levels. In March 1996, the Company replaced its $550.0 million secured revolving credit facility (the "Old Credit Facility") with a five-year $650.0 million unsecured revolving credit facility (the "New Credit Facility") (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). The New Credit Facility is the Company's primary source of financing for its Equipment Operations and provides increased borrowing capacity over the Old Credit Facility. Borrowings under the New Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the New Credit Facility fluctuate as well. As of September 30, 1996, approximately $436.3 million was outstanding under the New Credit Facility and available borrowings were approximately $210.5 million.

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

         The Company's finance subsidiary, Agricredit, obtains funds from a $630.0 million revolving credit agreement (the "Agricredit Revolving Credit Agreement") to finance its credit receivable portfolio. Borrowings under the Agricredit Revolving Credit Agreement are based on the amount and quality of outstanding credit receivables and are generally issued for terms with maturities matching anticipated credit receivable liquidations. As the credit receivable portfolio fluctuates, borrowings under the Agricredit Revolving Credit Agreement fluctuate as well. As of September 30, 1996, approximately $550.2 million was outstanding under the Agricredit Revolving Credit Agreement and available borrowings were approximately $73.5 million. Effective November 1, 1996, as a result of the Agricredit Joint Venture, the Agricredit Revolving Credit Agreement was replaced with a new credit agreement with Rabobank.

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

         The Company's working capital requirements for its Equipment Operations are seasonal, with investments in working capital typically building in the first and second quarters and then reducing in the third and fourth quarters. As of September 30, 1996, the Company's Equipment Operations had $813.9 million of working capital, an increase of $152.4 million over working capital of $661.5 million as of December 31, 1995. The increase in working capital was primarily due to working capital acquired in the Maxion Acquisition and normal seasonal requirements, particularly in receivables and inventories.

         Cash flow provided by operating activities was $43.8 million for the nine months ended September 30, 1996 as compared to cash flow used for operating activities of $46.1 million for the same period last year. The increase in cash flow provided by operating activities was primarily due to the collection of receivables in 1996 related to unusually high accounts receivable levels in the European operations at December 31, 1995 which resulted from significantly higher sales in late 1995 than in late 1994 and due to the strong retail sales in North America during the first nine months of 1996 which resulted in a lower seasonal increase of dealer inventories compared to 1995.

Capital expenditures for the first nine months of 1996 were $26.5 million compared to $24.5 million for the same period in 1995. The
Company anticipates that additional capital expenditures for the remainder of 1996 will range from approximately $20.0 million to $25.0 million and will primarily be used to support the development and enhancement of new and existing products.

         Agricredit's credit receivable originations exceeded credit receivable payments by $61.3 million for the nine months ended September 30, 1996. The increase in Agricredit's credit receivable portfolio will result in increased finance income in future periods. The credit receivable originations were financed through additional borrowings under the Agricredit Revolving Credit Agreement.

         In October 1996, the Company's board of directors declared a common stock dividend of $0.01 per share for the third quarter of 1996. The declaration and payment of future dividends will be at the sole discretion of the board of directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's board of directors.

         The Company believes that available borrowings under the New Credit Facility, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

CHARGES FOR NONRECURRING EXPENSES

         The Company identified approximately $12.0 million of nonrecurring expenses related to the further restructuring of the Company's European operations, acquired in June 1994 as a result of the Massey Acquisition. The Company recorded $9.2 million of nonrecurring expenses during the first nine months of 1996 to recognize a portion of these costs. These costs are primarily related to the centralization of certain parts warehousing, administrative, sales and marketing functions (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). The Company expects to record the remaining $2.8 million of nonrecurring expenses in 1996 and to complete the restructuring by mid-1997. Savings from the further restructuring of the European operations are expected to result primarily from reduced selling, general and administrative expenses primarily relating to the Company's parts warehousing, administrative, sales and marketing functions.

         The Company identified $5.0 million to $6.0 million of nonrecurring expenses related to the integration and restructuring of the Company's Brazilian operations, acquired in June 1996 as a result of the Maxion Acquisition. The Company recorded $3.7 million of nonrecurring expenses during the third quarter of 1996 to recognize a portion of these costs. These costs are primarily related to the rationalization of manufacturing, sales and administrative functions designed to resize the operations to current sales and production volumes (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). Savings from the integration and restructuring of the Brazilian operations are expected to result primarily in reduced selling, general and administrative expenses and product cost reductions. The Company expects to record the remaining $1.8 million of nonrecurring expenses in 1996 and 1997 and to complete the integration by 1997. While the Company believes that cost savings from its restructuring plan can be attained, there can be no assurance that all objectives of the restructuring will be achieved.

         In the first nine months of 1995, the Company recorded nonrecurring expenses of $4.6 million which was a portion of the Company's $19.5 million charge recorded through December 31, 1995 primarily related to the initial integration and restructuring of the European operations. These costs primarily related to the centralization and rationalization of the European operations' administrative, sales, and marketing functions. All of the costs associated with the $19.5 million charge recorded through December 31, 1995 have been incurred.

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

                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                AGCO CORPORATION
                                Registrant








Date: November 14, 1996              Chris E. Perkins
     --------------------------      ----------------
                                     Chris E. Perkins
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

                                                             Sequentially
Exhibit                                                        Numbered
Number                      Description                          Page
-------      ------------------------------------------      ------------

11.0         Statement re: Computation of Per Share Earnings.

27.0 Financial Data Schedule (electronic filing purposes only).