Form 10-K
period 1996-12-31
AGCO CORP /DE
filed 1997-03-28
CIK 880266

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-K

   /x/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  {NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996}

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   / /          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

            FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                         COMMISSION FILE NUMBER: 0-19898

                                AGCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             DELAWARE                                           58-1960019
(STATE OR OTHER JURISIDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)


  4830 RIVER GREEN PARKWAY, DULUTH, GEORGIA                           30136
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 813-9200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------             -----------------------------------------
 COMMON STOCK, ($0.01 PAR VALUE)                NEW YORK STOCK EXCHANGE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                       -----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       ----------------------------------

         The aggregate market value of common stock held by non-affiliates of the Registrant as of the close of business on March 14, 1997 was $1,701,484,000. As of such date, there were 62,458,886 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the AGCO Corporation Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Part II.

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997 are incorporated by reference in Part III.

================================================================================

Item 1.           BUSINESS

         AGCO Corporation ("AGCO" or the "Company") was incorporated in Delaware in April 1991. The Company's executive offices are located at 4830 River Green Parkway, Duluth, Georgia 30136, and its telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include the Company's subsidiaries.

THE COMPANY

         AGCO is a leading manufacturer and distributor of agricultural equipment throughout the world. The Company sells a full range of agricultural equipment and related replacement parts, including tractors, combines, hay tools and forage equipment and implements. The Company's products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: Massey Ferguson, AGCO Allis, GLEANER, Hesston, White, SAME, Landini, White-New Idea, Black Machine, AGCOSTAR, Glencoe, Tye, Farmhand, Maxion, IDEAL, Western Combine, PMI, Deutz (South America) and Fendt. The Company distributes its products through a combination of over 7,500 independent dealers, wholly-owned distribution companies, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France and Germany through its finance joint ventures with Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" ("Rabobank").

         AGCO was organized in June 1990 by an investment group formed by management to acquire the successor to the agricultural equipment business of Allis-Chalmers, a company which began manufacturing and distributing agricultural equipment in the early 1900s. Since its formation in June 1990, AGCO has grown substantially through a series of 14 acquisitions for consideration aggregating approximately $1,222.7 million. These acquisitions have allowed the Company to broaden its product line, expand its dealer network and establish strong market positions in several new markets throughout North America, South America, Western Europe and the rest of the world. The Company has achieved significant cost savings and efficiencies from its acquisitions by eliminating duplicative administrative, sales and marketing functions, rationalizing its dealer network, increasing manufacturing capacity utilization and expanding its ability to source certain products and components from third party manufacturers. In addition to acquisitions, the Company has increased its sales in North America by entering into a substantial number of crossover contracts with its dealers whereby a dealer carrying one of the Company's brands also contracts to sell additional AGCO brands or products. The Company has also grown through successful expansion of its product offerings, particularly related to the sale of complementary non-tractor products through its international distribution channel, and new product introductions.

ACQUISITION HISTORY

         Hesston Acquisition. In March 1991, the Company acquired Hesston Corporation ("Hesston"), a leading manufacturer and distributor of hay tools, forage equipment and related replacement parts, together with over 500 dealer contracts (the "Hesston Acquisition"). The assets acquired also included Hesston's 50% interest in a joint venture, Hay and Forage Industries ("HFI"), between Hesston and Case Corporation ("Case") which manufactures hay and forage equipment for both parties. Hesston's net sales in its full fiscal year preceding the acquisition were approximately $91.0 million. The Hesston Acquisition enabled the Company to provide its dealers with a more complete line of farm equipment and to expand its dealer network into territories in which the Company had not previously been represented.

         White Tractor Acquisition. In May 1991, the Company acquired the White Tractor Division ("White") of Allied Products Corporation ("Allied"), together with over 600 dealer contracts (the "White Acquisition"). White's net sales in its full fiscal year preceding the acquisition were approximately $58.3 million. As a result of the White Acquisition, the Company commenced the manufacture of higher horsepower tractors at its Independence, Missouri facility, ensuring for AGCO an uninterrupted supply of higher horsepower tractors and increasing utilization at its Independence facility.

         Massey Ferguson North American Acquisition. In January 1993, the Company entered into an agreement with Varity Corporation ("Varity") to be the exclusive distributor in the United States and Canada of the Massey Ferguson line of farm equipment. Concurrently, the Company acquired the North American distribution operation of Massey Ferguson Group Limited ("Massey") from Varity, including approximately 1,100 dealer contracts (the "Massey North American Acquisition"). Net sales attributable to Massey's North American distribution operation in the full fiscal year preceding the acquisition were approximately $215.0 million. The Massey North American Acquisition provided AGCO access to another leading brand name in the agricultural equipment industry, and it enabled the Company to expand its dealer network by entering into a substantial number of crossover contracts.

         White-New Idea Acquisition. In December 1993, the Company acquired the White-New Idea Farm Equipment Division ("White-New Idea") of Allied, together with approximately 900 dealer contracts (the "White-New Idea Acquisition"). The White-New Idea Acquisition enabled the Company to offer a more complete line of planters and spreaders and a broader line of tillage equipment. Of White-New Idea's net sales of approximately $83.1 million in 1993, approximately 46% represented sales of products in categories in which the Company previously did not compete.

         Agricredit Acquisition. The Company acquired Agricredit from Varity in two separate transactions (together, the "Agricredit Acquisition"). The Company acquired a 50% joint venture interest in Agricredit in January 1993 and acquired the remaining 50% interest in February 1994. The Agricredit Acquisition has enabled the Company to provide more competitive and flexible financing alternatives to end users.

         Massey Acquisition. In June 1994, the Company acquired Massey from Varity, together with Massey's independent dealers and associate and licensee companies outside the United States and Canada. Massey, with fiscal 1993 net sales of approximately $898.4 million (including net sales to AGCO of approximately $124.6 million) (the "Massey Acquisition"), was one of the largest manufacturers and distributors of tractors in the world. The Massey Acquisition significantly expanded AGCO's sales and distribution outside North America.

         AgEquipment Acquisition. In March 1995, the Company further expanded its product offerings through its acquisition of AgEquipment Group, a manufacturer and distributor of farm implements and tillage equipment (the "AgEquipment Acquisition"). The AgEquipment Acquisition added three brands of agricultural implements to the Company's product line, including no-till and minimum tillage products, distributed under the Tye, Farmhand and Glencoe brand names.

         Maxion Acquisition. In June 1996, the Company acquired the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Agricultural Equipment Business"), together with approximately 360 dealer contracts (the "Maxion Acquisition"). The Maxion Agricultural Equipment Business, with 1995 sales of approximately $265.0 million, was AGCO's Massey Ferguson licensee in Brazil, manufacturing and distributing agricultural tractors under the Massey Ferguson brand name, combines under the Massey Ferguson and IDEAL brand names and industrial loader-backhoes under the Massey Ferguson and Maxion brand names. The Maxion Acquisition establishes AGCO with market leadership in the significant Brazilian agricultural equipment market.

         Western Combine Acquisition. In July 1996, the Company acquired certain assets of Western Combine Corporation and Portage Manufacturing, Inc., the Company's suppliers of Massey Ferguson combines and certain other harvesting equipment sold in North America (the "Western Combine Acquisition"). The Western Combine Acquisition provided the Company with access to advanced technology and will increase the Company's profit margin on certain combines and harvesting equipment sold in North America.

         Agricredit Joint Venture. In November 1996, the Company sold a 51% interest in Agricredit to a wholly-owned subsidiary of Rabobank. The Company received total consideration of approximately $44.3 million in the transaction. The Company retained a 49% interest in Agricredit and now operates Agricredit with Rabobank as a joint venture (the "Agricredit Joint Venture"). The Agricredit Joint Venture has continued the business of Agricredit and seeks to build a broader asset-based finance business through the addition of other lines of business. The Company has similar joint venture arrangements with Rabobank with respect to its retail finance companies located in the United Kingdom, France and Germany.

         Deutz Argentina Acquisition. In December 1996, the Company acquired the operations of Deutz Argentina S.A. ("Deutz Argentina"), together with approximately 225 dealer contracts (the "Deutz Argentina Acquisition"). Deutz Argentina, with 1995 sales of approximately $109.0 million, supplies agricultural equipment, engines and light duty trucks to Argentina and other markets in South America. The Deutz Argentina Acquisition establishes AGCO as the dominant supplier of agricultural equipment in Argentina.

         Fendt Acquisition. In January 1997, the Company acquired the operations of Xaver Fendt GmbH & Co. KG ("Fendt") (the "Fendt Acquisition"). Fendt, which had 1995 sales of approximately $580.0 million, manufactures and sells tractors ranging from 45 to 260 horsepower through a network of independent agricultural cooperatives and dealers in Germany and a network of dealers and distributors throughout Europe. With this acquisition, AGCO has leading market shares in Germany and France, two of Europe's largest agricultural equipment markets.

PRODUCTS

         Tractors

         Tractors are vehicles used to pull farm implements, hay tools, forage equipment and other farm equipment. The Company participates in three segments of the tractor market: the compact segment, which includes tractors in the less than 40 horsepower range; the mid-range segment, which includes tractors in the 40 to 100 horsepower range; and the high horsepower segment, which includes tractors in excess of 100 horsepower.

         All compact tractors are sold under the Massey Ferguson brand name and are typically used on small farms and in specialty agricultural industries such as dairies, orchards and vineyards. The Company offers a full range of tractors in the 40 to 100 horsepower category, including both two-wheel and all-wheel drive versions. The Company sells mid-range tractors in this category under the Massey Ferguson, AGCO Allis, White, SAME and Landini brand names. As a result of recent acquisitions, the Company will also sell mid-range tractors under the Deutz (South America) and Fendt brand names in 1997. The mid-range tractors are typically used on small and medium-sized farms and in specialty agricultural industries. The Company also offers a full range of tractors in the over-100 horsepower segment ranging primarily from 100 to 425 horsepower. High horsepower tractors are typically used on larger farms and on cattle ranches for hay production. The Company sells high horsepower tractors under the Massey Ferguson, AGCO Allis, White, Landini and AGCOSTAR brand names. In 1997, the Company will also sell high horsepower tractors under the Deutz (South America) and Fendt brand names. Tractors accounted for approximately 60%, 61% and 51% of the Company's net sales in 1996, 1995 and 1994, respectively.

         Combines

         Combines are large, self-propelled machines used for the harvesting of crops, such as corn, wheat, soybeans and barley. The Company sells combines under the GLEANER, Massey Ferguson and IDEAL brand names. As a result of the Deutz Argentina Acquisition, the Company will also sell combines under the Deutz Fahr brand name in 1997. GLEANER combines utilize a rotary grain handling system, which provides superior harvesting in moist conditions and over adverse terrain and ensures maximum yield and grain quality. Depending on the market, Massey Ferguson combines are sold with conventional or rotary technology while the IDEAL combines sold in South America utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for 11%, 10% and 11% of the Company's net sales in 1996, 1995 and 1994, respectively.

         Hay Tools and Forage Equipment, Implements and Other Products

         Hay tools are used to harvest and process hay crops for livestock feed. Hay tools perform a variety of functions, including mowing and conditioning, raking, tedding, baling and harvesting. Hay tools include self-propelled windrowers and tractor-powered mowers, which cut and condition hay crops for faster drying before forage harvesting or baling; hay tedders and rakes, which are designed to reduce drying time and place hay crops in windrows; round balers, which harvest and roll windrowed hay into circular bales; square balers, which harvest and compress the windrowed hay into solid bales; and forage harvesters, which are used to cut standing corn crops or windrowed hay crops to uniform length. The Company sells hay and forage equipment primarily under the Hesston brand name and, to a lesser extent, the White-New Idea and Massey Ferguson brand names.

         The Company also distributes a wide range of implements, planters and other equipment for its product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; min-tils, which break up soil and mix crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment includes tractor-pulled manure spreaders, which fertilize fields with the controlled application of sludge or solid manure, and loaders, which are used for a variety of tasks including lifting and transporting hay crops. The Company sells implements, planters and other products under the Hesston, White-New Idea, Black Machine, Massey Ferguson, Tye, Farmhand, Glencoe and PMI brand names. As a result of the Deutz Argentina Acquisition, the Company will also sell agricultural implements under the Deutz (South America) brand name in 1997. Hay tools and forage equipment, implements and other products accounted for 12%, 11% and 15% of the Company's net sales in 1996, 1995 and 1994, respectively.

         Replacement Parts

         In addition to sales of new equipment, the replacement parts business is an important source of revenue and profitability for both the Company and its dealers. The Company sells replacement parts for products sold under all of its brand names, many of which are proprietary. These parts help keep farm equipment in use, including products no longer in production. Since most of the Company's products can be economically maintained with parts and service for a period of 10 to 20 years, each product which enters the marketplace provides the Company with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales.

         The Company expanded its replacement parts business with sales of a line of "all makes" parts in North America that are generic to the industry and are marketed under the Value Line brand name. These products also have application to competitor's products, enhance the dealers' service capability and supplement the Company's proprietary products. Replacement parts accounted for approximately 17%, 18% and 23% of the Company's net sales in 1996, 1995 and 1994, respectively.

MARKETING AND DISTRIBUTION

         The Company distributes its products primarily through a network of independent dealers and distributors. The Company's dealers are responsible for retail sales to the equipment's end user in addition to after-sales service and support of the equipment. The Company's distributors may sell the Company products through a network of dealers supported by the distributor. Through the Company's acquisitions and dealer development activities, the Company has broadened its product line, expanded its dealer network and strengthened its geographic presence in Western Europe, North America, South America and the rest of the world. The Company's sales are not dependent on any specific dealer, distributor or group of dealers.

         Western Europe

         Fully assembled tractors and other Massey Ferguson-branded equipment are marketed by wholly-owned distribution companies in the United Kingdom, France, Germany, Norway, Spain, Denmark and Sweden. In addition, the Company utilizes an associate company to distribute Massey Ferguson-branded products in Italy. These distribution companies support a combined network of approximately 1,500 independent dealers in Western Europe. In addition, the Company sells through independent distributors in the remainder of Western Europe, which distribute through approximately 500 Massey dealers. As a result of the Fendt Acquisition, the Company also manufactures and sells Fendt branded equipment through a network of independent agricultural cooperatives and dealers in Germany and a network of dealers and distributors throughout Europe. In most cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for 43%, 45% and 29% of the Company's net sales in 1996, 1995 and 1994, respectively.

         North America

         The Company markets and distributes its farm machinery, equipment and replacement parts to farmers in North America through a network of dealers supporting approximately 7,000 dealer contracts. Each of the Company's approximately 2,800 independent dealers represents one or more of the Company's distribution lines or brand names. Dealers may also handle competitive and dissimilar lines of products. The Company intends to maintain the separate strengths and identities of its brand names and products lines. The Company has been able to increase sales, as well as dealer focus on its products, by establishing crossover contracts. Sales in North America accounted for 36%, 38% and 57% of the Company's net sales in 1996, 1995 and 1994, respectively.

         South America

         The Company markets and distributes its farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, the Company distributes products directly to independent dealers supporting either the Massey Ferguson, IDEAL, Maxion or Deutz (South America) brand names. Outside of Brazil and Argentina, the Company sells its products in South America through independent distributors. In Brazil, federal laws are extremely protective of the dealers and prohibit a manufacturer from selling any of its products in Brazil except through its dealer network. Additionally, each dealer has the exclusive right to sell its manufacturer's product in its designated territory and as a result, no dealer may represent more than one manufacturer. Sales in South America accounted for 4%, 1% and 1% of the Company's net sales in 1996, 1995 and 1994, respectively.

         Rest of the World

         Outside Western Europe, North America and South America, the Company operates primarily through a network of approximately 2,600 independent distributors and dealers, as well as associates and licensees, marketing the Company's products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern Europe, Australia and Asia. With the exception of Australia, where the Company directly supports its dealer network, the Company utilizes independent distributors, associates and licensees to sell its products. These arrangements allow AGCO to benefit from local market expertise to establish strong market positions with limited investment. In some cases, AGCO also sells agricultural equipment directly to governmental agencies. The Company will also continue to actively support the local production and distribution of Massey-licensed products by third party distributors, associates and licensees. Sales outside Western Europe, North America, and South America accounted for 17%, 16% and 13% of the Company's net sales in 1996, 1995 and 1994, respectively.

         In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for the Company's products and a source of low cost production for certain Massey Ferguson products. Associates are entities in which the Company has an ownership interest, most notably in India, Morocco and Saudi Arabia. Licensees are entities in which the Company has no direct ownership interest, most notably in Pakistan, Poland and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson equipment in its home country, but may not sell these products in other countries. The Company generally licenses to these associate companies certain technology, as well as the right to use Massey Ferguson's trade names. The Company sells products to associates and licensees in the form of components used in local manufacturing operations, tractor sets supplied in completely knocked down ("CKD") kits for local assembly and distribution and fully assembled tractors for local distribution only. In certain countries, the arrangements with licensees and associates have evolved to where the Company is principally providing technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson brand name in the licensed territory and may also become a source of low cost production to the Company.

         Parts Distribution

         In Western Europe, the parts operation is supported by master distribution facilities in Desford, England and Ennery, France and regional parts facilities in Spain and Denmark. The Company supports its sales of replacement parts in North America through its master parts warehouse in Batavia, Illinois and regional warehouses throughout North America. In South America, replacement parts are maintained and distributed primarily from its manufacturing facilities.

         Market Conditions and Outlook

         The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities and general economic conditions.

         The outlook for worldwide sales of agricultural equipment expenditures remains positive. In North America, as a result of low worldwide grain stocks, high commodity prices and government payments to farmers under the new U.S. Farm Bill, net cash farm income has remained at high levels and farmer balance sheets remain strong enabling farmers to make necessary purchases of equipment in 1997. These factors should increase farmers' confidence and result in continued replacement demand for agricultural equipment.

         The Western European agricultural market continues to benefit from increased export demand and high commodity prices. These items should continue to support the farmers' replacement demand. Over the longer term, demand for farm equipment in some parts of Europe is expected to exhibit a slow, modest decline due to a shift toward fewer but larger farms. This consolidation is expected to be offset, to some extent, by increased sales of more expensive higher horsepower equipment to support larger farms.

         Beginning in the second half of 1995, the Brazilian agricultural equipment market experienced a significant decline due to high farm debt levels and the Brazilian Central Bank's suspension of all loans for agricultural purposes under the FINAME loan program. Although the loan program has been reinstated, the high farm debt levels have negatively impacted farm equipment sales in 1996 and may impact results in 1997. In general, outside of North America and Western Europe, continued general economic improvement, the increasing affluence of the population in certain developing countries and the increased availability of funding sources should positively support equipment demand. As a result of these favorable market conditions, the Company's production levels in 1997 are forecasted to be modestly higher than the prior year.

         Dealer Support and Supervision

         The Company believes that one of the most important criteria affecting a farmer's decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. The Company provides significant support to its dealers in order to improve the quality and size of its dealer network. The Company monitors each dealer's performance and profitability as well as establishes programs which focuses on the continual improvement of the dealer. In North America, the Company also identifies open markets with the greatest potential for each brand and selects an existing AGCO dealer, or a new dealer, who would best represent the brand in that territory. AGCO protects each existing dealer's territory and will not place the same brand within that protected area. Internationally, the Company also focuses on the development of its dealers. The Company analyzes, on an ongoing basis, the regions of each country where market share is not acceptable. Based on this analysis, an additional dealer may be needed in that territory, or a nonperforming dealer may need to be replaced or refocused on performance standards.

         The Company believes that its ability to offer its dealers a full product line of agricultural equipment and related replacement parts as well as its ongoing dealer training and support programs, which focus on business and inventory management, sales, marketing, warranty and servicing matters and products, help ensure the vitality and increase the competitiveness of its dealer network. In addition, the Company maintains dealer advisory groups to obtain dealer feedback on its operations. The Company believes all of these programs contribute to the good relations the Company generally enjoys with its dealers.

         The Company agrees to provide dealers with competitive products, terms and pricing. Dealers are also given volume sales incentives, demonstration programs and other advertising to assist sales. The Company's competitive sales programs, including retail financing incentives, and its policy for maintaining parts and service availability with extensive product warranties are designed to enhance its dealers' competitive position. Finally, a limited amount of financial assistance is provided as part of developing new dealers in key market locations. In general, dealer contracts are cancelable by either party within certain notice periods.

WHOLESALE FINANCING

         Primarily in the United States and Canada, the Company engages in the standard industry practice of providing dealers with inventories of farm equipment and replacement parts for extended periods. The terms of the Company's finance agreements with its dealers vary by region and product line. In the United States and Canada, dealers are typically not required to make a down payment, and the Company effectively provides the dealer with the equipment interest-free for a period of one to twelve months, depending on the product. Thereafter, dealers are charged interest at varying spreads over the prime rate until the product is sold. The Company also provides financing to dealers on used equipment accepted in trade. The Company retains a security interest in all new and used equipment it finances.

         Typically, the sales terms outside the United States and Canada are of a shorter duration. The sales terms range from 30 day terms to floorplan financing similar to the arrangements provided to dealers in the United States and Canada. In many cases, the Company retains a security interest in the equipment sold on extended terms. In certain international markets, the Company's sales are backed by letters of credit or credit insurance.

RETAIL FINANCING

         Through the Agricredit Joint Venture in the United States and Canada and its retail financing joint ventures located in the United Kingdom, France and Germany, the Company provides a competitive and dedicated financing source for AGCO dealers' sales of the Company's products as well as equipment produced by other manufacturers. These retail finance companies are owned 49% by the Company and 51% by a wholly-owned subsidiary of Rabobank. Finance programs can be tailored to prevailing market conditions and can enhance the Company's sales efforts.

MANUFACTURING AND SUPPLIERS

         Manufacturing and Assembly

         The Company has consolidated the manufacture of its products in locations where capacity, technology, or local costs are optimized. Furthermore, the Company continues to balance its manufacturing resources with externally sourced machinery, components, and replacement parts to enable the Company to better control inventory and supply of components. The Company believes that its manufacturing facilities are sufficient to meet its needs for the foreseeable future.

         Western Europe

         The Company's manufacturing operations in Western Europe are performed in tractor manufacturing facilities located in Coventry, England and Beauvais, France. The Coventry facility produces Massey Ferguson tractors ranging from 32 to 95 horsepower that are sold worldwide in fully-assembled form or as CKD kits for final assembly by licensees and associates. The Beauvais facility produces 60 to 180 horsepower tractors sold in fully-assembled form. Consistent with the Company's United States manufacturing operations, a significant number of components, including engines and transaxles, are purchased from outside suppliers. The Company formed a joint venture with Renault Agriculture S.A. ("Renault"), for the manufacture of driveline assemblies for high horsepower AGCO and Renault tractors at the Company's facility in Beauvais (the "GIMA Joint Venture"). By sharing overhead and engineering costs, the GIMA Joint Venture has resulted in a decrease in the cost of these components. As a result of the Fendt Acquisition, the Company acquired three facilities in Germany located in Marktoberdorf, Baumenheim and Kempten where Fendt tractors and other products are manufactured.

         North America

         The Company currently manufactures and assembles GLEANER combines, combine heads and 125 to 215 horsepower AGCO Allis and White tractors at its Independence, Missouri facility. A significant number of components for the Company's AGCO Allis and White high horsepower tractors and GLEANER combine products, including engines and transaxles, are manufactured by outside suppliers. The Company currently leases a manufacturing facility in Coldwater, Ohio, where it produces its White-New Idea line of hay tools and forage equipment and implements, Black Machine planters, AGCOSTAR tractors, cultivating and tillage equipment marketed under the Glencoe brand name and tillage equipment and loaders marketed under the Farmhand brand name. The Company leases a manufacturing facility in Lockney, Texas where it produces drill planters and tillage equipment marketed under the Tye brand name. The Company's Hesston product line of hay tools and forage equipment is manufactured in Hesston, Kansas by HFI. The HFI partnership agreement provides for HFI to manufacture hay tools and forage equipment for sale to the Company and Case at cost. By sharing the facilities with Case, the Company is able to increase HFI's capacity utilization and reduce the Company's product cost by sharing overhead and product development costs. The Company also maintains a facility in Queretaro, Mexico where tractors are assembled for distribution in the Mexican market.

         South America

         Through recent acquisitions, the Company has acquired manufacturing facilities in Brazil and Argentina. In Brazil, the Company currently manufactures and assembles Massey Ferguson tractors and industrial loader-backhoes at its facility in Canoas, Rio Grande do Sul. The Company also acquired a manufacturing facility in Santa Rosa, Rio Grande do Sul where it produces conventional combines marketed under the Massey Ferguson and IDEAL brand names. Additionally, the Company acquired three manufacturing facilities in Haedo, Araus and San Luis, Argentina. In 1997, the Company began manufacturing tractors and engine components and assembling light duty trucks in Haedo. The Company also manufactures combines in Araus and assembles diesel engines and transaxles in San Luis.

         Third-Party Suppliers

         The Company believes that managing the level of its company and dealer inventory is critical to maintaining favorable pricing for its products. Unlike many of its competitors, the Company externally sources many of its products, components and replacement parts. This strategy minimizes the Company's capital investment requirements and allows greater flexibility to respond to changes in market conditions. As a result of its limited vertical integration relative to its competitors, the Company believes it is better able to manage company and dealer inventory levels.

         The Company purchases certain products it distributes from third party suppliers. The Company purchases its AGCO Allis and White tractor lines ranging from 40 to 130 horsepower and SAME tractors from S+L+H S.p.A., ("SLH"), an Italian manufacturer. The Company also purchases standard and specialty tractors from Landini S.p.A. ("Landini"). The Company distributes these tractors under the Landini brand name in the United States and Canada and under the Massey Ferguson brand name outside of North America. In addition, certain Massey Ferguson tractor models are purchased from licensees in Poland and Turkey, and Massey Ferguson compact tractors are purchased from Iseki & Company, Limited, a Japanese manufacturer. The Massey Ferguson conventional combine, distributed in Western Europe and the rest of the world, is manufactured by Dronningborg Industries a/s, an associated company in which the Company has an ownership interest, located in Randers, Denmark. The Company also purchases its Massey Ferguson implements from various third-party suppliers.

         In addition to the purchase of machinery, significant components used in the Company's manufacturing operations, such as engines and axles, are supplied by third-party companies. The Company selects third-party suppliers which it believes have the lowest cost, highest quality and most appropriate technology. The Company also assists in the development of these products or component parts based upon its own design requirements. The Company's past experience with outside suppliers has been favorable. Although the Company is currently dependent upon outside suppliers for several of its products, the Company believes that, if necessary, alternative sources of supply could be found.

COMPETITION

         The agricultural industry is highly competitive. During the 1980s, the industry experienced significant consolidation and retrenchment. The Company competes with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. The Company's principal competitors on a worldwide basis are Deere & Company, Case and New Holland N.V. In certain Western European and South American countries, regional competitors exist which have significant market share in a single country or a group of countries.

         The Company believes several key factors influence a buyer's choice of farm equipment, including the strength and quality of a company's dealers, the quality and pricing of products, dealer or brand loyalty, product availability, the terms of financing and customer service. The Company has improved and continually seeks to improve in each of these areas but focuses primarily on increasing the farmers' loyalty to the Company's dealers and overall dealer organizational quality in order to distinguish itself in the marketplace. See "Marketing and Distribution."

ENGINEERING AND RESEARCH

         The Company makes significant expenditures for engineering and applied research to improve the quality and performance of its products and to develop new products. The Company expended approximately $27.7 million (1.2% of net sales), $24.1 million (1.2% of net sales) and $19.4 million (1.5% of net sales) in 1996, 1995 and 1994, respectively, on engineering and research.

PATENTS AND TRADEMARKS, TRADE NAMES AND BRAND NAMES

         The Company owns and has licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to its products and businesses. The Company defends its patent, trademark and trade and brand name rights primarily by monitoring competitors' machines, industry publications and conducting other investigative work. The Company considers its intellectual property rights, including its rights to use the AGCO, AGCO Allis, Massey Ferguson, GLEANER, White, Hesston, New Idea, SAME, Landini, Black Machine, AGCOSTAR, Tye, Farmhand, Glencoe, Maxion, IDEAL, Western Combine, PMI, Deutz (South America) and Fendt trade and brand names, important in the operation of its businesses; however, the Company does not believe it is dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. AGCO, GLEANER, Hesston, Massey Ferguson, AGCOSTAR, New Idea, Tye, Farmhand and Glencoe are registered trademarks of the Company.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 7,800 employees, including approximately 2,300 employees in the United States and Canada. Approximately 500 employees at the Company's Independence, Missouri facility are covered by a collective bargaining agreement which expires in May 2000. Approximately 600 employees at the Company's Coldwater, Ohio facility are covered by a collective bargaining agreement which expires in April 1998. In Western Europe, the Company's manufacturing employees are generally represented by unions. Approximately 1,300 employees are covered under a collective bargaining agreement in the United Kingdom which expires in March 1998. In addition, approximately 650 employees are covered under a collective bargaining agreement in France which expired in December 1996. The Company is currently in negotiation with the unions in France relating to the terms of new agreements. In South America, the Company's manufacturing employees are also generally represented by unions. As a result of the Fendt Acquisition, the Company's manufacturing employees in Germany are also generally represented by unions.


ENVIRONMENTAL MATTERS AND OTHER GOVERNMENT REGULATION

         The Company is subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of waste water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect they may have on the Company in the future. The Company has been made aware of possible solvent contamination at the HFI facility in Hesston, Kansas. The extent of any possible contamination is being investigated in conjunction with the appropriate state authorities. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, and the Company believes that any expense or liability it may incur in connection with any noncompliance with any such law or regulation or the cleanup of any of its properties will not have a material adverse effect on the Company. The Company believes it is in compliance, in all material respects, with all applicable laws and regulations.

         The Environmental Protection Agency (the "EPA") has issued regulations concerning permissible emissions from off-road engines. The Company does not anticipate that the cost of compliance with the regulations will have a material impact on the Company.

         The Company is subject to various national, federal, state and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate the Company's contractual relationships with its dealers. These laws impose substantive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such state laws could adversely affect the ability of the Company to rationalize its dealer network on a timely basis.

         The Company's international operations are also subject to environmental laws, as well as various other national and local laws, in the countries in which it manufactures and sells it products. The Company believes that it is in compliance with such laws in all material respects, and the cost of compliance with such laws in the future will not have a material adverse effect on the Company.

REGULATION AND GOVERNMENT POLICY

         Domestic and foreign political developments and government regulations and policies directly affect the agricultural industry in the United States and abroad and indirectly affect the agricultural equipment business. The application or modification of existing laws, regulations or policies or the adoption of new laws, regulations or policies could have an adverse effect on the Company's business.

         The North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), in particular, may affect worldwide agricultural markets. The United States, Canada and Mexico have implemented NAFTA which reduces internal trade restrictions between the three countries. Import duties were eliminated for some products on January 1, 1994, while duties for other economically and politically sensitive commodities and products will be gradually eliminated over a 15-year period. The Uruguay Round of GATT concluded in 1994. This agreement promised to reduce agricultural export subsidies over a period of years beginning in 1995 and grants access for many products that were previously restricted. The next round of GATT negotiations are scheduled to occur in 1999. The Company cannot predict with certainty the effect which existing and future trade agreements may have on the Company's operations.

FINANCIAL INFORMATION ON GEOGRAPHICAL AREAS

         For financial information on geographic areas, see page 49 of the Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference.

Item 2.  PROPERTIES

         The principal properties of the Company as of December 31, 1996 are as follows:

                                                                                                LEASED               OWNED
LOCATION                                         DESCRIPTION OF PROPERTY                       (SQ. FT.)           (SQ. FT.)
--------                                         -----------------------                       ---------           ---------
North America:
  Duluth, Georgia .............................  Corporate Office                                                      47,000
  Coldwater, Ohio (A)..........................  Manufacturing                                  1,490,000
  Hesston, Kansas (B)..........................  Manufacturing                                                      1,115,000
  Independence, Missouri ......................  Manufacturing                                                        450,000
  Lockney, Texas...............................  Manufacturing                                    190,000
  Queretaro, Mexico............................  Manufacturing                                                         13,500
  Batavia, Illinois............................  Parts Distribution                               309,000
  Des Moines, Iowa (C).........................  Retail Finance Office                             23,850
  Kansas City, Missouri .......................  Warehouse                                        425,000

International:
  Coventry, United Kingdom.....................  Corporate Office/Manufacturing                                     4,135,150
  Stoneleigh, United Kingdom...................  Training Facility/Office                          56,400
  Beauvais, France.............................  Manufacturing                                                      3,724,000
  Haedo, Argentina.............................  Manufacturing                                                        500,170
  Araus, Argentina.............................  Manufacturing                                                        156,170
  San Luis, Argentina..........................  Manufacturing                                                         57,860
  Canoas, Rio Grande do Sul, Brazil............  Manufacturing                                                        430,900
  Santa Rosa, Rio Grande do Sul, Brazil........  Manufacturing                                                        297,100
  Athis, France................................  Warehouse                                                            229,817
  Ennery, France...............................  Warehouse                                                            269,100
  Tottenham, Victoria Australia................  Warehouse/Parts Distribution                                         179,960

--------------


(A) In conjunction with the White-New Idea Acquisition in December 1993, the Company agreed to purchase the Coldwater, Ohio manufacturing facility from Allied subject to satisfactory completion of an environmental audit. During 1995, the Company entered into an agreement with Allied to lease the Coldwater, Ohio facility for a period of up to five years. During this time, Allied is responsible for the environmental clean-up of the facility, including all costs associated with the clean-up. Upon successful completion of the environmental clean-up, the Company will acquire the Coldwater, Ohio facility for the original agreed upon amount of $3.2 million.

(B)      Owned by HFI, a joint venture in which the Company has a 50% interest.

(C) Owned by the Agricredit Joint Venture, in which the Company has a 49% interest.

The Company considers each of its facilities to be in good condition and adequate for its present use. The Company believes that it has sufficient capacity to meet its current and anticipated manufacturing requirements.

Item 3.  LEGAL PROCEEDINGS

         The Company is a party to various legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to the business or financial condition of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The dividend and market price information under the heading "Trading and Dividend Information" on page 19 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item. 6.  SELECTED FINANCIAL DATA

         The information under the heading "Selected Financial Data" for the years ended December 31, 1992 through 1996 on page 19 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 27 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included on pages 28 through 50 of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference:

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

         Consolidated Balance Sheets as of December 31, 1996 and 1995.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Quarterly Results" on pages 24 and 25 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The information under the heading "Election of Directors" and the information under the heading "Directors Continuing in Office" on page 2 and 3, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 is incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Executive Officers" on pages 26 through 28 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 is incorporated herein by reference for information on the executive officers of the Registrant. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 28 through 29 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

          The information under the heading "Board of Directors and Certain Committees of the Board," the information under the heading "Compensation Committee Interlocks and Insider Participation" and the information under the heading "Executive Compensation" on pages 3 through 5, page 5 and pages 18 through 20, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 are incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information under the heading "Principal Holders of Common Stock" on pages 16 through 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Certain Relationships and Related Transactions" on page 28 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. The following consolidated financial statements of AGCO Corporation and its subsidiaries, included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1996, are incorporated by reference in Part II, Item 8:

             Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

             Consolidated Balance Sheets at December 31, 1996 and 1995.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

             Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

             Notes to Consolidated Financial Statements.

             Report of Independent Public Accountants.

   (a) 2. The following Report of Independent Public Accountants and the Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages F-1 through F-2.

             Schedule       Description

                            Report of Independent Public Accountants on Schedule
             Schedule II    Valuation and Qualifying Accounts

             Schedules other than that listed above have been omitted because the required information is contained in the Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

   (a) 3. The following exhibits are filed or incorporated by reference as part of this report.

     Exhibit No.                      Description of Exhibit
     -----------                      ----------------------

         3.1 Certificate of Incorporation of the Registrant incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended March 31, 1996.

         3.2      By-Laws of the Registrant.

         4.1      Rights Agreement between and among AGCO Corporation and
                  Chemical Bank, as rights agent, dated as of April 27, 1994 incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

         4.2      Certificate of Designation of the Junior Cumulative Preferred
                  Stock of the Company incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended
                  March 31, 1994.

         4.4      Indenture between AGCO Corporation and SunTrust Bank, as
                  Trustee, dated as of March 20, 1996, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.1 HFI Partnership Agreement incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.2     Joint Venture Agreement between Massey Ferguson S.A., Renault
                  Agriculture S.A. and Massey Ferguson Group Limited dated July
                  20, 1994 incorporated by reference to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1994.

         10.3     Massey Ferguson Finance France SNC Agreement among and between
                  Massey Ferguson S.A. and DeLage Landen Leasing S.A. dated
                  September 15, 1992 incorporated by reference to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994.

         10.4     Shareholders Agreement in respect of Massey Ferguson Finance
                  Limited among and between Massey Ferguson Limited, DeLage
                  Landen Financial Services Limited and DeLage Landen B.V. dated
                  June 19, 1990 incorporated by reference to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994.

         10.5     Shareholders Agreement dated February 15, 1995 between Massey
                  Ferguson GmbH and DeLage Landen Leasing GmbH.

         10.6     S+L+H Agreement incorporated by reference to the Company's
                  Registration Statement on Form S-1 (No. 33- 43437) dated April
                  16, 1992.

         10.7 S+L+H Distribution Agreement incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.8     Tractor Distributor Agreement by and between Landini S.p.A.
                  and AGCO Corporation dated February 1, 1995 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.9 Deferred Compensation Plan incorporated by reference to the Company's Registration Statement on Form S-1

                  (No. 33-43437) dated April 16, 1992.

         10.10    Stock Option Plan incorporated to the Company's Registration
                  Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.11 Form of Stock Option Agreements (Statutory and Nonstatutory) incorporated by reference to the Company's Registration
                  Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.12 Amendment to the 1991 Stock Option Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

         10.13 Amended and Restated Long-Term Incentive Plan incorporated by reference to the Company's Proxy Statement relating to the 1996 Annual Meeting.

         10.14 Nonemployee Director Stock Incentive Plan incorporated by reference to the Company's Proxy Statement relating to the 1995 Annual Meeting.

         10.15 Management Incentive Compensation Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         10.16 Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings Limited, Varity GmbH, Massey Ferguson
                  GmbH, Massey Ferguson Industries Limited, Massey Ferguson
                  (Delaware) Inc. and Varity Corporation dated as of April 26,
                  1994 incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

         10.17    Credit Agreement dated as of January 14, 1997 among AGCO
                  Corporation, AGCO Canada, Ltd., Massey Ferguson Manufacturing
                  Limited, Massey Ferguson Limited, AGCO Limited, Massey
                  Ferguson S.A., AGCO Holding B.V., and Massey Ferguson GmbH, the lenders listed on the signatures pages thereof;
                  Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                  "Rabobank Nederland", New York Branch ("Rabobank"), SunTrust
                  Bank Atlanta, and Deutsche Bank AG, New York Branch, as
                  Co-Managers; Deutsche Bank Canada, as Canadian administrative agent, and Rabobank, as administrative agent for the lenders, as amended by the parties thereto on February 24, 1997.

         10.18    Limited Liability Company Agreement of Agricredit Acceptance
                  LLC dated November 1, 1996.

         10.19    Agreement dated June 27, 1996 by and between Iochpe-Maxion
                  S.A. and AGCO Corporation incorporated by reference to the Company's current report on Form 8-K dated June 28, 1996.

         10.20    Engine Supply Agreement dated June 27, 1996 by and between
                  Iochpe-Maxion S.A. and AGCO Corporation incorporated by reference to the Company's current report on Form 8-K dated
                  June 28, 1996.

         10.21    Employment and Severance Agreement by and between AGCO
                  Corporation and Robert J. Ratliff incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.22    Employment and Severance Agreement by and between AGCO
                  Corporation and J-P Richard.

         10.23    Employment and Severance Agreement by and between AGCO
                  Corporation and John M. Shumejda incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.24    Employment and Severance Agreement by and between AGCO
                  Corporation and James M. Seaver incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.25    Employment and Severance Agreement by and between AGCO
                  Corporation and Daniel H. Hazelton incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         11.0     Statement re: Computation of Per Share Earnings.
         12.0     Statement re: Computation of Earnings to Combined Fixed
                  Charges.

         13.0     Portions of the AGCO Corporation Annual Report to
                  Stockholders for the year ended December 31, 1996 expressly incorporated herein by reference.

         21.0     Subsidiaries of the Registrant.

         23.0 Consent of Arthur Andersen LLP, independent public accountants.

         27.1 Financial Data Schedule (filed for SEC reporting purposes only)



(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated November 1, 1996 disclosing the sale of a 51% interest in Agricredit Acceptance Company, the Company's wholly-owned retail finance subsidiary in North America, to a wholly-owned subsidiary of Cooperatieve Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" (together, "Rabobank").

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AGCO Corporation

                                      By: /s/ J-P Richard
                                          ------------------------------
                                          J-P Richard
                                          President and
                                          Chief Executive Officer
                                          and Director
         Dated:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


      Signature                                Title                                    Date
      ---------                                -----                                    ----
  /s/ Robert J. Ratliff            Chairman of the Board                            March 28, 1997
-------------------------------
      Robert J. Ratliff

  /s/ J-P Richard                  President and Chief Executive Officer            March 28,1997
-------------------------------    and Director
      J-P Richard                  (Principal Executive Officer)

  /s/ Chris E. Perkins             Vice President and Chief Financial               March 28, 1997
-------------------------------    Officer (Principal Financial Officer and
      Chris E. Perkins             Principal Accounting Officer)


  /s/ Henry J. Claycamp            Director                                         March 28, 1997
-------------------------------
      Henry J. Claycamp

  /s/ William H. Fike              Director                                         March 28, 1997
-------------------------------
      William H. Fike

  /s/ Gerald B. Johanneson         Director                                         March 28, 1997
-------------------------------
      Gerald B. Johanneson

  /s/ Richard P. Johnston          Director                                         March 28, 1997
-------------------------------
      Richard P. Johnston

  /s/ J. Patrick Kaine             Director                                         March 28, 1997
-------------------------------
      J. Patrick Kaine

  /s/ Alan S. McDowell             Director                                         March 28, 1997
-------------------------------
      Alan S. McDowell

                                   Director                                         March 28, 1997
-------------------------------
      Charles S. Mechem, Jr.

  /s/ Hamilton Robinson, Jr.       Director                                         March 28, 1997
-------------------------------
      Hamilton Robinson, Jr.

                           ANNUAL REPORT ON FORM 10-K

                                  ITEM 14(A)(2)

                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of AGCO Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of AGCO CORPORATION and SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 5, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP





Atlanta, Georgia
February 5, 1997

                                                                     SCHEDULE II

                       AGCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                       ADDITIONS
                                                                                  ----------------------
                                                                                  CHARGED      CHARGED
                                                     BALANCE AT                   TO COSTS    (CREDITED)                   BALANCE
                                                     BEGINNING      ACQUIRED        AND        TO OTHER                     AT END
               DESCRIPTION                           OF PERIOD     BUSINESSES     EXPENSES     ACCOUNTS   DEDUCTIONS      OF PERIOD
               -----------                           ----------    ----------     --------    ----------  ----------      ---------
                                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
   Allowances for doubtful receivables:
     Equipment Operations ..........................  $ 62,547      $  3,325      $ 91,459      $   --     $(81,505)      $ 75,826
                                                      ========      ========      ========      ======     ========       ========

YEAR ENDED DECEMBER 31, 1995
   Allowances for doubtful receivables:
     Equipment Operations ..........................  $ 60,064      $  2,244      $ 83,970      $   --     $(83,731)      $ 62,547
                                                      --------      --------      --------      ------     --------       --------
     Finance Company ...............................    10,042            --         4,279          --       (1,507)        12,814
                                                      --------      --------      --------      ------     --------       --------
       Consolidated receivable allowances ..........  $ 70,106      $  2,244      $ 88,249      $   --     $(85,238)      $ 75,361
                                                      ========      ========      ========      ======     ========       ========

YEAR ENDED DECEMBER 31, 1994
   Allowances for doubtful receivables:
     Equipment Operations ..........................  $ 41,327      $ 18,102      $ 66,863      $   --     $(66,228)      $ 60,064
                                                      --------      --------      --------      ------     --------       --------
     Finance Company ...............................        --         8,709         4,691          --       (3,358)        10,042
                                                      --------      --------      --------      ------     --------       --------
       Consolidated receivable allowances ..........  $ 41,327      $ 26,811      $ 71,554      $   --     $(69,586)      $ 70,106
                                                      ========      ========      ========      ======     ========       ========

                                  EXHIBIT INDEX



                                                                                                                      SEQUENTIALLY
                                                                                                                       NUMBERED
EXHIBIT NO.                         DESCRIPTION                                                                           PAGE
-----------                         -----------                                                                       ------------
        3.1       Certificate of Incorporation of Registrant.                                                              *
        3.2       By-Laws of the Registrant.                                                                               -
        4.1       Rights Agreement between and among AGCO Corporation and Chemical Bank.                                   *
        4.2       Certificate of Designation of the Junior Cumulative Preferred Stock of the Company.                      *
        4.4       Indenture between AGCO Corporation and SunTrust Bank, as Trustee.                                        *
       10.1       HFI Partnership Agreement.                                                                               *
       10.2       Joint Venture Agreement between Massey Ferguson S.A., Renault Agriculture S.A.                           *
                  and Massey Ferguson Group Limited.
       10.3       Massey Ferguson Finance France SNC Agreement among and between Massey Ferguson S.A.                      *
                  and DeLage Landen Leasing S.A.
       10.4       Shareholders Agreement in respect of Massey Ferguson Finance Limited among and between Massey            *
                  Ferguson Limited, DeLage Landen Financial Services Limited and DeLage Landen B.V.
       10.5       Shareholders Agreement between Massey Ferguson GmbH and DeLage Landen Leasing GmbH.                      -
       10.6       S+L+H Agreement.                                                                                         *
       10.7       S+L+H Distribution Agreement.                                                                            *
       10.8       Tractor Distributor Agreement by and between Landini S.p.A. and AGCO Corporation.                        *
       10.9       Deferred Compensation Plan.                                                                              *
       10.10      Stock Option Plan.                                                                                       *
       10.11      Form of Stock Option Agreements (Statutory and Nonstatutory).                                            *
       10.12      Amendment to the 1991 Stock Option Plan.                                                                 *
       10.13      Amended and Restated Long-Term Incentive Plan.                                                           *
       10.14      Nonemployee Director Stock Incentive Plan                                                                *
       10.15      Management Incentive Compensation Plan.                                                                  *
       10.16      Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings                       *
                  Limited, Varity GmbH, Massey Ferguson GmbH, Massey Ferguson Industries Limited, Massey
                  Ferguson (Delaware) Inc. and Varity Corporation.
       10.17      Credit Agreement dated as of January 14, 1997, among AGCO Corporation, AGCO Canada, Ltd.,                -
                  Massey Ferguson Manufacturing Limited, Massey Ferguson Limited, AGCO Limited, Massey
                  Ferguson S.A., AGCO Holding B.V., Massey Ferguson GmbH and the lenders listed on the signature pages thereof, Cooperatieve Centrale Raiffesen - Boerenleenbank B.A., "RABOBANK
                  NEDERLAND", New York Branch ("Rabobank"),SunTrust Bank, Atlanta, and Deutsche Bank AG,
                  New York Branch, as Co-Managers; Deutsche Bank Canada, as Canadian Administrative
                  Agent and Rabobank, as Administrative Agent for the lenders, as amended by the parties thereto on February 24, 1997.
       10.18      Limited Liability Company Agreement of Agricredit Acceptance LLC                                         -
       10.19      Agreement dated June 27, 1996 by and between Iochpe-Maxion S.A. and AGCO Corporation                     *
       10.20      Engine Supply Agreement dated June 27, 1996 by and between Iochpe-Maxion S.A. and AGCO                   *
                  Corporation
       10.21      Employment and Severance Agreement by and between AGCO Corporation and Robert J. Ratliff.                *
       10.22      Employment and Severance Agreement by and between AGCO Corporation and J-P Richard.                      -
       10.23      Employment and Severance Agreement by and between AGCO Corporation and John M. Shumejda.                 *
       10.24      Employment and Severance Agreement by and between AGCO Corporation and James M. Seaver.                  *
       10.25      Employment and Severance Agreement by and between AGCO Corporation and Daniel H. Hazelton.               *
       11.0       Statement re: Computation of Per Share Earnings.                                                         -
       12.0       Statement re: Computation of Earnings to Combined Fixed Charges.                                         -
       13.0       Portions of AGCO Corporation Annual Report to Stockholders for the year ended December 31, 1996.         -
       21.0       Subsidiaries of the Registrant.                                                                          -
       23.0       Consent of Arthur Andersen LLP, independent public accountants.                                          -
       27.1       Financial Data Schedule                                                                                  -


----------------------------
* Incorporated herein by reference