Form 10-Q
period 1997-03-31
AGCO CORP /DE
filed 1997-05-15
CIK 880266

----------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

------
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

------
         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

For the transition period from                   to
                                 --------------     ---------------

                   Commission file number              0-19898
                                               ----------------------





                                 AGCO CORPORATION
             (Exact name of registrant as specified in its charter)

      Delaware                                          58-1960019
 (State of incorporation)                   (I.R.S. Employer Identification No.)

                            4830 River Green Parkway
                             Duluth, Georgia 30136
                        (Address of principal executive
                            offices including zip code)

     Registrant's telephone number, including area code: (770) 813-9200





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES         X     NO
                                                    -------        --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
     Common stock par value $.01 per share: 62,475,636 shares outstanding as of March 31, 1997.

-------------------------------------------------------------------------------

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                   Page
                                                                                                                 Numbers
                                                                                                               -------------

       PART I.  FINANCIAL INFORMATION:

               Item 1.   Financial Statements

                         Condensed Consolidated Balance
                         Sheets - March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . .         3

                         Condensed Consolidated Statements
                         of Income for the Three Months
                         Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .         4

                         Condensed Consolidated Statements
                         of Cash Flows for the Three Months
                         Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .         5

                         Notes to Condensed Consolidated
                         Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

               Item 2.   Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9


       PART II.  OTHER INFORMATION:

               Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .         15


       SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     March 31,           December 31,
                                                                        1997                 1996
                                                                  -----------------    ------------------
    ASSETS                                                          (Unaudited)

    Current Assets:
       Cash and cash equivalents  . . . . . . . . . . . . . . . . $       25,629       $        41,707
       Accounts and notes receivable, net of allowances . . . . .        996,991               856,985
       Receivables from unconsolidated subsidiary and affiliates.         10,085                12,486
       Inventories, net . . . . . . . . . . . . . . . . . . . . .        620,933               473,844
       Other current assets . . . . . . . . . . . . . . . . . . .         75,988                81,440
                                                                  -----------------    ------------------
        Total current assets  . . . . . . . . . . . . . . . . . .      1,729,626             1,466,462

    Property, plant and equipment, net  . . . . . . . . . . . . .        319,873               292,437
    Investments in unconsolidated subsidiary and affiliates . . .         77,794                80,501
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . .         72,771                71,488
    Intangible assets, net. . . . . . . . . . . . . . . . . . . .        397,156               205,643
                                                                  -----------------    ------------------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . $    2,597,220       $     2,116,531
                                                                  =================    ==================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . . . . $      340,021       $       361,512
       Payables to unconsolidated subsidiary and affiliates . . .         23,204                14,567
       Accrued expenses . . . . . . . . . . . . . . . . . . . . .        334,389               316,958
       Other current liabilities. . . . . . . . . . . . . . . . .         23,900                22,951
                                                                  -----------------    ------------------
        Total current liabilities . . . . . . . . . . . . . . . .        721,514               715,988
                                                                  -----------------    ------------------
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .        893,183               567,055
    Postretirement health care benefits . . . . . . . . . . . . .         24,658                24,445

    Other noncurrent liabilities. . . . . . . . . . . . . . . . .         46,369                34,378
                                                                  -----------------    ------------------
        Total liabilities . . . . . . . . . . . . . . . . . . . .      1,685,724             1,341,866
    Stockholders' Equity:
       Common stock; $0.01 par value, 150,000,000
       shares authorized, 62,475,636 and 57,260,151
       shares issued and outstanding at March 31, 1997
       and December 31, 1996, respectively  . . . . . . . . . . .            624                   573
       Additional paid-in capital . . . . . . . . . . . . . . . .        501,465               360,119
       Retained earnings. . . . . . . . . . . . . . . . . . . . .        436,576               411,422
       Unearned compensation  . . . . . . . . . . . . . . . . . .        (15,906)              (17,779)
       Cumulative translation adjustment. . . . . . . . . . . . .        (11,263)               20,330
                                                                  -----------------    ------------------
        Total stockholders' equity. . . . . . . . . . . . . . . .        911,496               774,665
                                                                  -----------------    ------------------
        Total liabilities and stockholders' equity. . . . . . . . $    2,597,220       $     2,116,531
                                                                  =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                                Three Months Ended March 31,
                                                                         -------------------------------------------
                                                                                1997                    1996
                                                                         -------------------     -------------------

Revenues:
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          704,329      $         453,884
                                                                         -------------------     -------------------
Costs and Expenses:
     Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . .            569,980                360,144
     Selling, general and administrative expenses. . . . . . . . . . . .             61,898                 46,246
     Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . .             13,253                  6,979
     Interest expense, net . . . . . . . . . . . . . . . . . . . . . . .             13,147                  5,964
     Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . .              4,572                  2,443
     Nonrecurring expenses . . . . . . . . . . . . . . . . . . . . . . .              2,625                  5,923
                                                                         -------------------     -------------------
                                                                                    665,475                427,699
                                                                         -------------------     -------------------
Income before income taxes, equity in net earnings of
     unconsolidated subsidiary and affiliates and
     extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . .             38,854                 26,185
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . .             13,634                  9,033
                                                                         -------------------     -------------------
Income before equity in net earnings of unconsolidated
     subsidiary and affiliates and extraordinary loss. . . . . . . . . .             25,220                 17,152
Equity in net earnings of unconsolidated subsidiary
     and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .              2,587                  3,443
                                                                         -------------------     -------------------
Income before extraordinary loss . . . . . . . . . . . . . . . . . . . .             27,807                 20,595
Extraordinary loss, net of taxes . . . . . . . . . . . . . . . . . . . .             (2,080)                (3,503)
                                                                         -------------------     -------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $           25,727      $          17,092
                                                                         ===================     ===================

Net income per common share:
     Primary:
       Income before extraordinary loss. . . . . . . . . . . . . . . . . $             0.47      $            0.40
       Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . .              (0.03)                 (0.07)
                                                                         -------------------     -------------------
       Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . $             0.44      $            0.33
                                                                         ===================     ===================
     Fully diluted:
       Income before extraordinary loss. . . . . . . . . . . . . . . . . $             0.47      $            0.37
       Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . .              (0.03)                 (0.06)
                                                                         -------------------     -------------------
       Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . $             0.44      $            0.31
                                                                         ===================     ===================

Weighted average number of common and common equivalent shares outstanding:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             58,994                 51,292
                                                                         ===================     ===================
     Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .             58,995                 57,071
                                                                         ===================     ===================

Dividends declared per common share  . . . . . . . . . . . . . . . . . . $             0.01      $            0.01
                                                                         ===================     ===================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                Three Months Ended March 31,
                                                                           --------------------------------------
                                                                                  1997                 1996
                                                                           -----------------    -----------------
Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          25,727    $        17,092
                                                                           -----------------    -----------------
      Adjustments  to  reconcile  net  income  to net cash  used  for  operating activities:
       Extraordinary loss, net of taxes . . . . . . . . . . . . . . . . .             2,080               3,503
       Depreciation and amortization. . . . . . . . . . . . . . . . . . .            12,355               6,060
        Equity in net earnings of unconsolidated subsidiary and affiliates,
           net of cash received . . . . . . . . . . . . . . . . . . . . .            (2,587)             (3,443)
        Deferred income tax provision . . . . . . . . . . . . . . . . . .             4,083               3,840
        Amortization of intangibles . . . . . . . . . . . . . . . . . . .             3,088               1,003
        Amortization of unearned compensation . . . . . . . . . . . . . .             1,873               3,165
        Changes  in  operating  assets  and  liabilities,  net of  effects  from purchase of businesses:
           Accounts and notes receivable, net.. . . . . . . . . . . . . .           (79,236)             16,302
           Inventories, net . . . . . . . . . . . . . . . . . . . . . . .           (90,486)            (70,970)
           Other current and noncurrent assets. . . . . . . . . . . . . .             2,253                (345)
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . .            (8,517)            (23,121)
           Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           (45,829)            (12,662)
           Other current and noncurrent liabilities . . . . . . . . . . .             5,716               1,540
                                                                            -----------------    -----------------
            Total adjustments . . . . . . . . . . . . . . . . . . . . . .          (195,207)            (75,128)
                                                                            -----------------    -----------------
            Net cash used for operating activities. . . . . . . . . . . .          (169,480)            (58,036)
                                                                            -----------------    -----------------
Cash flows from investing activities:
      Purchase of businesses, net of cash acquired  . . . . . . . . . . .          (283,843)             (6,180)
      Purchase of property, plant and equipment . . . . . . . . . . . . .            (7,587)             (5,439)
                                                                            -----------------    -----------------
            Net cash used for investing activities  . . . . . . . . . . .          (291,430)            (11,619)
                                                                            -----------------    -----------------
Cash flows from financing activities:
      Proceeds from long-term debt, net . . . . . . . . . . . . . . . . .           310,832              84,199
      Payment of debt issuance costs. . . . . . . . . . . . . . . . . . .            (3,488)             (9,851)
      Proceeds from issuance of common stock . . . . .  . . . . . . . . .           141,397                 458
      Dividends paid on common stock. . . . . . . . . . . . . . . . . . .              (573)               (506)
                                                                            -----------------    -----------------
            Net cash provided by financing activities . . . . . . . . . .           448,168              74,300
                                                                            -----------------    -----------------
Effect of exchange rate changes on cash and cash equivalents  . . . . . .            (3,336)                (73)
(Decrease) increase  in cash and cash equivalents . . . . . . . . . . . .           (16,078)              4,572
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .            41,707              20,023
                                                                            -----------------    -----------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .   $        25,629      $       24,595
                                                                            =================    =================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

         Effective November 1, 1996, the Company sold a 51% interest in Agricredit Acceptance Company ("Agricredit"), the Company's retail finance subsidiary in North America. Accordingly, the Company's condensed consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996 reflect Agricredit on the equity method of accounting for the periods presented.

2.       ACQUISITIONS AND DISPOSITIONS

         Effective January 1, 1997, the Company acquired the operations of Xaver Fendt GmbH & Co. KG ("Fendt") for approximately $283.5 million plus approximately $38.0 million of assumed working capital debt (the "Fendt Acquisition"). The Fendt Acquisition was financed by borrowings under the Company's January 1997 Credit Facility (Note 4). The transaction consisted of the purchase of the outstanding stock of Fendt and its interests in other subsidiaries. Fendt's primary business is the manufacture and distribution of tractors through a network of independent agricultural cooperatives, dealers and distributors in Germany and throughout Europe and Australia.

3.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations included a charge for nonrecurring expenses of $2.6 million, or $0.03 per common share on a fully diluted basis, for the three months ended March 31, 1997. This nonrecurring charge related to $1.4 million for the restructuring of the Company's European operations, acquired in the acquisition of Massey Ferguson (the "Massey Acquisition") in June 1994, and $1.2 million for the integration of the operations of Deutz Argentina S.A. ("Deutz Argentina") and Fendt, which were acquired in December 1996 and January 1997, respectively. The nonrecurring charge consisted primarily of employee related costs.

         The results of operations included a charge for nonrecurring expenses of $5.9 million, or $0.07 per common share on a fully diluted basis, for the three months ended March 31, 1996, related to further restructuring of the Company's European operations acquired in the Massey Acquisition in June 1994.

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 1997 and December 31, 1996 (in thousands):

                                                                               March 31,             December 31,
                                                                                  1997                   1996
                                                                           -------------------    --------------------

Revolving credit facility - Equipment Operations . . . . . .                         $619,982                $317,439
Senior subordinated notes  . . . . . . . . . . . . . . . . .                          247,993                 247,957
Other long-term debt . . . . . . . . . . . . . . . . . . . .                           25,208                   1,659
                                                                           -------------------    --------------------
                                                                                     $893,183                $567,055
                                                                           ===================    ====================

         On January 14, 1997, the Company replaced its $650.0 million unsecured credit facility (the "March 1996 Credit Facility") with a new credit facility (the "January 1997 Credit Facility"), which allowed for borrowings of up to $1.2 billion. In March 1997, the lending commitment for the January 1997 Credit Facility was reduced by $141.2 million which represented the proceeds to the Company, net of underwriting discounts, from the Company's common stock offering (Note 5). Lending commitments under the January 1997 Credit Facility reduce from the current commitment of $1.1 billion as of March 31, 1997 to $1.0 billion on January 1, 1998. In addition, borrowings under the January 1997 Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of March 31, 1997, approximately $620.0 million was outstanding under the January 1997 Credit Facility and available borrowings were approximately $434.1 million.

5.       COMMON STOCK OFFERING

         In March 1997, the Company completed a public offering of 5.2 million shares of its common stock (the "Offering"). The net proceeds to the Company from the Offering were approximately $140.8 million, after deduction of underwriting discounts and commissions and estimated expenses. The Company used the proceeds from the Offering to reduce a portion of the borrowings outstanding under the January 1997 Credit Facility.

6.       EXTRAORDINARY LOSS

         During the first quarter of 1997, as part of the refinancing of the March 1996 Credit Facility with the January 1997 Credit Facility, the Company recorded an extraordinary loss of $2.1 million, net of taxes of $1.4 million, for the write-off of unamortized debt costs related to the March 1996 Credit Facility. During the first quarter of 1996, as part of the refinancing of the Company's $550.0 million secured revolving credit facility (the "June 1994 Credit Facility") with the March 1996 Credit Facility, the Company recorded an extraordinary loss of $3.5 million, net of taxes of $2.2 million, for the write-off of unamortized debt costs related to the June 1994 Credit Facility.

7.       NET INCOME PER COMMON SHARE

         Primary net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include shares issuable upon the assumed exercise of outstanding stock options. Fully diluted net income per common share assumes the elimination of interest expense, net of taxes, related to the Company's 6 1/2% convertible subordinated debentures which were converted into common stock in June 1996.

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

         Inventory balances at March 31, 1997 and December 31, 1996 were as follows (in thousands):

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                      ------------------  -------------------
Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .               $261,605             $171,105
Repair and replacement parts . . . . . . . . . . . . . . . . . .                246,099              222,601
Work in process, production parts and raw materials.                            201,085              134,734
                                                                      ------------------  -------------------
Gross inventories  . . . . . . . . . . . . . . . . . . . . . . .                708,789              528,440
Allowance for surplus and obsolete inventories . . . . . . . . .                (87,856)
                                                                                                     (54,596)
                                                                      ------------------  -------------------
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . .               $620,933             $473,844
                                                                      ==================  ===================

9.       ACCOUNTING CHANGE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. The Company will be required to adopt this new statement in the fourth quarter of 1997 and all prior period earnings per share data will be restated to conform with the provisions of SFAS 128. Based on a preliminary evaluation of this statement's requirements, the Company does not expect the per share amounts reported under SFAS 128 to be materially different than those calculated and presented under Accounting Principles Board Opinion No. 15.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities and general economic conditions. The Company's operations are expected to be subject to such conditions in the future. Sales are recorded by the Company when equipment and replacement parts are shipped by the Company to its independent dealers, distributors or other customers. To the extent possible, the Company attempts to ship products to its dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on its manufacturing operations and to minimize its investment in inventory. Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, the Company's net sales and operating results have historically been the lowest in the first quarter and have increased in subsequent quarters.

         Effective January 1, 1997, the Company acquired the operations of Xaver Fendt GmbH & Co. KG ("Fendt"), a manufacturer and distributor of tractors, primarily in Germany and throughout Europe (the "Fendt Acquisition"). The Fendt Acquisition added a new line of tractors to the Company's product offerings and expanded the Company's market presence in Germany and throughout Europe and Australia. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded net income for the three months ended March 31, 1997 of $25.7 million compared to $17.1 million for the three months ended March 31, 1996. Net income per common share on a fully diluted basis was $0.44 and $0.31 for the three months ended March 31, 1997 and 1996, respectively. Net income for the three months ended March 31, 1997 included nonrecurring expenses of $2.6 million, or $0.03 per share on a fully diluted basis, related to the restructuring of the Company's European operations, acquired in the Massey Acquisition in June 1994, and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively (see "Charges for Nonrecurring Expenses"). In addition, net income for the three months ended March 31, 1997 included an extraordinary after-tax charge of $2.1 million, or $0.03 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the Company's March 1996 Credit Facility (see "Liquidity and Capital Resources"). Net income for the three months ended March 31, 1996 included nonrecurring expenses of $5.9 million,  or  $0.07  per  share  on  a  fully  diluted  basis,  related  to  the restructuring of the Company's European operations (see "Charges for Nonrecurring Expenses"). In addition, net income for the three months ended

March 31, 1996 included an extraordinary after-tax charge of $3.5 million, or $0.06 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the June 1994 Credit Facility (see Note 6 of the Notes to the Condensed Consolidated Financial Statements). The Company's improved results for the first quarter of 1997 reflected the positive impact of the Company's recent acquisitions.

         RETAIL SALES

         In the United States and Canada, industry unit retail sales of tractors for the three months ended March 31, 1997 increased approximately 7% over the same period in 1996, while industry unit retail sales of combines and hay and forage equipment decreased approximately 6% and 12%, respectively, compared to the prior year. The Company believes general market conditions continue to be positive due to favorable economic conditions relating to high net cash farm incomes, strong commodity prices and high export demand. Company unit settlements of tractors in the United States and Canada decreased for the three months ended March 31, 1997 compared to 1996 primarily due to the change in the timing of the year-end for the Massey Ferguson annual volume bonus program from January to December and the strong retail sales of high horsepower tractors in the first quarter of 1996. Company unit settlements of combines increased significantly for the first quarter of 1997 compared to the prior year primarily due to strong contract harvester sales and the continued success of the Company's enhanced product offerings. Company unit settlements of hay and forage equipment were flat compared to the prior year.

         In Western Europe, industry unit retail sales of tractors decreased approximately 3% in the first quarter of 1997 compared to the prior year primarily due to decreases in the U.K. and France and the relatively strong retail sales of tractors during the first quarter of 1996. Company retail sales of tractors in Western Europe decreased in line with the industry. Outside of North America and Western Europe, industry unit retail sales of tractors showed mixed results with increases particularly in South America primarily due to increasingly favorable economic and inflationary conditions in Brazil and the lower sales volumes experienced during the first quarter of 1996 following the suspension of Brazilian Central Bank loan programs during the first half of 1996. The Company's market share outside of North America and Western Europe improved in 1997 compared to 1996, particularly in South America and the Far East, reflecting the Company's strong distribution network in these markets.

         REVENUES

         Net sales for the three months ended March 31, 1997 were $704.3 million, representing an increase of $250.4 million, or 55.0%, over net sales of $453.8 million for the same period in 1996. Net sales increased $139.5 million, or 65%, in Western Europe for the first three months of 1997, compared to the same period in 1996 resulting from the Fendt Acquisition, which was acquired effective January 1, 1997. Additionally, net sales in South America increased $72.0 million for the first quarter of 1997, primarily related to the impact of acquired operations in Brazil and Argentina, which were acquired in June 1996 and December 1996, respectively. In the remaining international markets, net sales increased $21.9 million, or 32%, over the first three months of 1996, primarily related to increased sales in Africa, Eastern Europe and the

Far East markets. The Company also achieved increases in net sales in its North American operations of $17.0 million, or 10.1%, for the first three months of 1997 compared to the same period in the prior year, primarily related to increased sales of combines and the timing of shipments of certain European sourced tractors compared to 1996.

         COSTS AND EXPENSES

         Cost of goods sold for the three months ended March 31, 1997 was $570.0 million (80.9% of net sales) compared to $360.1 million (79.3% of net sales) for the same period in 1996. Gross profit, defined as net sales less cost of goods sold, was $134.3 million (19.1% of net sales) for the three months ended March 31, 1997 compared to $93.7 million (20.7% of net sales) for the same period in the prior year. The gross margins for the first quarter of 1997 were negatively impacted by the following: (1) lower margins related to the South American operations primarily resulting from low production volumes in Brazil,
(2) lower margins related to the newly acquired Fendt operations and (3) an unfavorable impact of foreign exchange related to the Company's products manufactured in the U.K. resulting from the recent strength of the British pound.

         Selling, general and administrative expenses for the three months ended March 31, 1997 were $61.9 million (8.8% of net sales) compared to $46.2 million (10.2% of net sales) for the same period in 1996. The decrease in selling, general and administrative expenses as a percentage of net sales compared to the prior year was primarily due to cost reduction initiatives in the Company's European operations, lower operating expense ratios related to newly acquired operations and a decrease in the amortization of stock-based compensation expense of $1.8 million compared to the prior year.

         Engineering expenses were $13.3 million (1.9% of net sales) for the three months ended March 31, 1997 compared to $7.0 million (1.5% of net sales) for the same period in 1996. The increase as a percentage of net sales compared to the prior year was primarily due to additional engineering expenses related to the newly acquired Fendt operations.

         Interest expense, net was $13.1 million for the three months ended March 31, 1997 compared to $6.0 million for the same period in the prior year. The Company had higher interest expense, net in the first quarter of 1997 compared to 1996 resulting from additional borrowings related to the acquisitions of the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Agricultural Equipment Business"), Deutz Argentina and Fendt.

         Other expense, net was $4.6 million for the three months ended March 31, 1997 compared to $2.4 million for the same period in 1996. The increase in other expense, net compared to the prior year was primarily due to increased amortization of intangibles related to the acquisitions of the Maxion Industrial Equipment Business, Deutz Argentina and Fendt.

         Nonrecurring expenses were $2.6 million and $5.9 million for the three months ended March 31, 1997 and 1996, respectively. The nonrecurring charge recorded in 1997 related to the further restructuring of the Company's European operations, acquired in the Massey Acquisition in June 1994, and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and

January 1997, respectively. The nonrecurring charge recorded in 1996 primarily related to costs associated with the restructuring of the Company's European operations. See "Charges for Nonrecurring Expenses" for further discussion.

         The Company recorded a net income tax provision of $13.6 million and $9.0 million for the three months ended March 31, 1997 and 1996, respectively. For both periods, the Company's income tax provision approximated statutory rates, although actual income tax payments remained at rates below statutory rates resulting from the utilization of net operating loss carryforwards acquired in the Massey Acquisition.

         Equity in net earnings of unconsolidated affiliates was $2.6 million and $3.4 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in 1997 compared to the prior year relates to a decrease in net income recognized related to Agricredit. As a result of the Company selling a 51% joint venture interest in Agricredit in November 1996, the Company recognized only 49% of the net income of the North American retail finance company during the three months ended March 31, 1997 compared to 100% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. In January 1997, the Company replaced the $650.0 million March 1996 Credit Facility with the new $1.2 billion January 1997 Credit Facility (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). The January 1997 Credit Facility is the Company's primary source of financing and provides increased borrowing capacity over the March 1996 Credit Facility. In March 1997, the lending commitment for the January 1997 Credit Facility was reduced by $141.2 million wich represented the proceeds to the Company, net of underwriting discounts, from the Company's common stock offering (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). Lending commitments under the January 1997 Credit Facility reduce from the current commitment of $1.1 billion as of March 31, 1997 to $1.0 billion on January 1, 1998. In addition, borrowings under the January 1997 Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the January 1997 Credit Facility fluctuate as well. As of March 31, 1997, approximately $620.0 million was outstanding under the January 1997 Credit Facility and available borrowings were approximately $434.1 million.

         In March 1997, the Company completed a public offering of 5.2 million shares of its common stock (the "Offering"). The net proceeds to the Company from the Offering were approximately $140.8 million, after deduction of underwriting discounts and commissions and estimated expenses. The Company used the proceeds from the Offering to reduce a portion of the borrowings outstanding under the January 1997 Credit Facility.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. As of March 31, 1997, the Company had $1,008.1 million of working capital, an increase of $257.6 million over working capital of $750.5 million as of December 31, 1996. The increase in working capital was primarily due to working capital acquired in the Fendt Acquisition and normal seasonal requirements, particularly in receivables and inventories.

         Cash flow used for operating activities was $169.5 million and $58.0 million for the three months ended March 31, 1997 and 1996, respectively. The increase in cash flow used for operating activities in 1997 compared to the prior year was primarily due to increases in receivables and inventories and decreases in accrued expenses. Additionally, for the three months ended March 31, 1996, cash flow from operations was favorably impacted by the collection of unusually high levels of international accounts receivable at December 31, 1995 which were collected in 1996.

         Capital expenditures for the three months ended March 31, 1997 were $7.6 million compared to $5.4 million for the same period in 1996. The Company anticipates that additional capital expenditures for the remainder of 1997 will range from approximately $65.0 million to $75.0 million and will primarily be used to support the development and enhancement of new and existing products.

         In April 1997, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the second quarter of 1997. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

         The Company believes that available borrowings under the January 1997 Credit Facility, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

CHARGES FOR NONRECURRING EXPENSES

         The Company recorded $1.4 million of nonrecurring expenses during the first quarter of 1997 related to the further restructuring of the Company's European operations, acquired in June 1994 as a result of the Massey
Acquisition. These costs primarily related to the centralization of certain administrative functions (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). Savings from the further restructuring of the Company's European operations are expected to result primarily from reduced general and administrative expenses.

         The Company recorded $1.2 million of nonrecurring expenses during the first quarter of 1997 related to the integration of the Company's Deutz
Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively. These costs primarily related to the rationalization of manufacturing and administrative functions in the Company's South American operations and Fendt operations in Europe (see Note 3 of the Notes to the

Condensed Consolidated Financial Statements). Savings from the integration of the South American and Fendt operations are expected to result primarily in reduced cost of goods sold and selling, general and administrative expenses.

         The Company expects to record total nonrecurring expenses of approximately $15.0 million in 1997 related to the Company's restructuring and integration plans. While the Company believes that cost savings from its restructuring and integration plans can be attained, there can be no assurance that all objectives will be achieved.

         In the first quarter of 1996, the Company recorded nonrecurring expenses of $5.9 million related to the restructuring of the Company's European operations. These costs primarily related to the centralization and rationalization of the Company's European operations' administrative, sales, and marketing functions.

FORWARD LOOKING STATEMENTS

         Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Additionally, the Company's financial results are sensitive to movement in interest rates and foreign currencies, as well as general economic conditions, pricing and product actions taken by competitors, production disruptions and changes in environmental, international trade and other laws which impact the way in which it conducts its business.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.0 - Statement re:  Computation of Per Share Earnings.

                  27.0 - Financial Data Schedule (electronic filing
                         purposes only).

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on form 8-K dated February 28, 1997 disclosing AGCO Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1996, 1995 and 1994 and its Consolidated Financial Statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                   AGCO CORPORATION
                                   Registrant





Date:  May 15, 1997                Chris E. Perkins
                                   --------------------
                                   Chris E. Perkins
                                   Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


                                                             Sequentially
Exhibit                                                        Numbered
Number                            Description                    Page
-------           ----------------------------------------   -----------
11.0              Statement re:  Computation of Per Share
                  Earnings.

27.0              Financial Data Schedule
                  (electronic filing purposes only).