Form 10-Q
period 1997-06-30
AGCO CORP /DE
filed 1997-08-14
CIK 880266

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

         For the quarterly period ended June 30, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
     Common stock par value $.01 per share: 62,520,030 shares outstanding as of June 30, 1997.

-------------------------------------------------------------------------------

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page
                                                                                                                 Numbers
                                                                                                               -------------

       PART I.  FINANCIAL INFORMATION:

               Item 1.   Financial Statements

                         Condensed Consolidated Balance
                         Sheets - June 30, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . .         3

                         Condensed Consolidated Statements
                         of Income for the Three Months
                         Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .         4

                         Condensed Consolidated Statements
                         of Income for the Six Months
                         Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .         5

                         Condensed Consolidated Statements
                         of Cash Flows for the Six Months
                         Ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .         6

                         Notes to Condensed Consolidated
                         Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

               Item 2.   Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10


       PART II.  OTHER INFORMATION:

               Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .        17

               Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .        17


       SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                      June 30,           December 31,
                                                                        1997                 1996
                                                                  -----------------    ------------------
    ASSETS                                                          (Unaudited)

    Current Assets:
       Cash and cash equivalents  . . . . . . . . . . . . . . . . $       41,100       $        41,707
       Accounts and notes receivable, net of allowances . . . . .      1,032,043               856,985
       Receivables from unconsolidated subsidiary and affiliates.         11,733                12,486
       Inventories, net . . . . . . . . . . . . . . . . . . . . .        645,209               473,844
       Other current assets . . . . . . . . . . . . . . . . . . .         74,209                81,440
                                                                  -----------------    ------------------
        Total current assets  . . . . . . . . . . . . . . . . . .      1,804,294             1,466,462

    Property, plant and equipment, net  . . . . . . . . . . . . .        319,199               292,437
    Investments in unconsolidated subsidiary and affiliates . . .         81,091                80,501
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . .         76,213                71,488
    Intangible assets, net. . . . . . . . . . . . . . . . . . . .        399,920               205,643
                                                                  -----------------    ------------------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . $    2,680,717       $     2,116,531
                                                                  =================    ==================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . . . . $      381,478       $       361,512
       Payables to unconsolidated subsidiary and affiliates . . .         19,813                14,567
       Accrued expenses . . . . . . . . . . . . . . . . . . . . .        376,149               316,958
       Other current liabilities. . . . . . . . . . . . . . . . .         27,059                22,951
                                                                  -----------------    ------------------
        Total current liabilities . . . . . . . . . . . . . . . .        804,499               715,988
                                                                  -----------------    ------------------
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .        867,738               567,055
    Postretirement health care benefits . . . . . . . . . . . . .         24,748                24,445
    Other noncurrent liabilities. . . . . . . . . . . . . . . . .         44,043                34,378
                                                                  -----------------    ------------------
        Total liabilities . . . . . . . . . . . . . . . . . . . .      1,741,028             1,341,866
    Stockholders' Equity:
       Common stock; $0.01 par value, 150,000,000 shares authorized,
       62,520,030 and 57,260,151 shares issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively  . . . .            629                   573
       Additional paid-in capital . . . . . . . . . . . . . . . .        514,191               360,119
       Retained earnings. . . . . . . . . . . . . . . . . . . . .        484,698               411,422
       Unearned compensation  . . . . . . . . . . . . . . . . . .        (25,031)              (17,779)
       Cumulative translation adjustment. . . . . . . . . . . . .        (34,798)               20,330
                                                                  -----------------    ------------------
        Total stockholders' equity. . . . . . . . . . . . . . . .        939,689               774,665
                                                                  -----------------    ------------------
        Total liabilities and stockholders' equity. . . . . . . . $    2,680,717       $     2,116,531
                                                                  =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                                Three Months Ended June 30,
                                                                         -------------------------------------------
                                                                                1997                    1996
                                                                         -------------------     -------------------

Revenues:
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          871,932      $         584,681
                                                                         -------------------     -------------------
Costs and Expenses:
     Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . .            696,162                468,887
     Selling, general and administrative expenses. . . . . . . . . . . .             67,282                 48,646
     Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . .             14,068                  6,737
     Interest expense, net . . . . . . . . . . . . . . . . . . . . . . .             14,072                  7,183
     Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . .              4,378                  1,225
     Nonrecurring expenses . . . . . . . . . . . . . . . . . . . . . . .              5,181                    794
                                                                         -------------------     -------------------
                                                                                    801,143                533,472
                                                                         -------------------     -------------------
Income before income taxes, equity in net earnings of
     unconsolidated subsidiary and affiliates. . . . . . . . . . . . . .             70,789                 51,209
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . .             25,175                 18,150
                                                                         -------------------     -------------------
Income before equity in net earnings of unconsolidated
     subsidiary and affiliates . . . . . . . . . . . . . . . . . . . . .             45,614                 33,059
Equity in net earnings of unconsolidated subsidiary
     and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .              3,133                  4,449
                                                                         -------------------     -------------------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $           48,747      $          37,508
                                                                         ===================     ===================
Net income per common share:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $             0.77      $            0.69
                                                                         ===================     ===================
     Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . $             0.77      $            0.66
                                                                         ===================     ===================

Weighted average number of common and common equivalent shares outstanding:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             62,905                 54,222
                                                                         ===================     ===================
     Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .             62,994                 57,384
                                                                         ===================     ===================

Dividends declared per common share  . . . . . . . . . . . . . . . . . . $             0.01      $            0.01
                                                                         ===================     ===================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)


                                                                                    Six Months Ended June 30,
                                                                          ---------------------------------------------
                                                                                 1997                     1996
                                                                          --------------------     --------------------
Revenues:
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      1,576,261         $     1,038,565
                                                                          --------------------     --------------------

Costs and Expenses:
     Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . .        1,266,142                 829,031
     Selling, general and administrative expenses . . . . . . . . . . . .          129,180                  94,892
     Engineering expenses . . . . . . . . . . . . . . . . . . . . . . . .           27,321                  13,716
     Interest expense, net. . . . . . . . . . . . . . . . . . . . . . . .           27,219                  13,147
     Other expense, net . . . . . . . . . . . . . . . . . . . . . . . . .            8,950                   3,668
     Nonrecurring expenses. . . . . . . . . . . . . . . . . . . . . . . .            7,806                   6,717
                                                                          --------------------     --------------------
                                                                                 1,466,618                 961,171
                                                                          --------------------     --------------------
Income before income taxes, equity in net earnings of
     unconsolidated subsidiary and affiliates and
     extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . .          109,643                  77,394
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . .           38,809                  27,183
                                                                          --------------------     --------------------
Income before equity in net earnings of unconsolidated
     subsidiary and affiliates and extraordinary loss . . . . . . . . . .           70,834                  50,211
Equity in net earnings of unconsolidated subsidiary
        and affiliates  . . . . . . . . . . . . . . . . . . . . . . . . .            5,720                   7,892
                                                                          --------------------     --------------------
Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . .           76,554                  58,103
Extraordinary loss, net of taxes. . . . . . . . . . . . . . . . . . . . .           (2,080)                 (3,503)
                                                                          --------------------     --------------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $         74,474         $        54,600
                                                                          ====================     ====================

Net income per common share:
     Primary:
       Income before extraordinary loss . . . . . . . . . . . . . . . . . $           1.25         $          1.10
       Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . .            (0.03)                  (0.07)
                                                                          --------------------     --------------------
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . $           1.22         $          1.03
                                                                          ====================     ====================
     Fully diluted:
       Income before extraordinary loss . . . . . . . . . . . . . . . . . $           1.25         $          1.02
       Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . .            (0.03)                  (0.06)
                                                                          --------------------     --------------------
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . $           1.22         $          0.96
                                                                          ====================     ====================

Weighted average number of common and common equivalent shares outstanding:
     Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60,961                  52,757
                                                                          ====================     ====================
     Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .           61,054                  57,237
                                                                          ====================     ====================

Dividends declared per common share . . . . . . . . . . . . . . . . . . . $           0.02         $          0.02
                                                                          ====================     ====================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                  Six Months Ended June 30,
                                                                           --------------------------------------
                                                                                  1997                 1996
                                                                           -----------------    -----------------
Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         74,474     $        54,600
                                                                           -----------------    -----------------
      Adjustments  to  reconcile  net  income  to net cash  used  for  operating activities:
       Extraordinary loss, net of taxes . . . . . . . . . . . . . . . . .             2,080               3,503
       Depreciation and amortization. . . . . . . . . . . . . . . . . . .            24,623              12,633
       Equity in net earnings of unconsolidated subsidiary and affiliates,
       net of cash received . . . . . . . . . . . . . . . . . . . . . . .            (5,720)             (7,892)
       Deferred income tax provision. . . . . . . . . . . . . . . . . . .             9,944               8,931
       Amortization of intangibles. . . . . . . . . . . . . . . . . . . .             6,186               2,018
       Amortization of unearned compensation. . . . . . . . . . . . . . .             5,512               7,432
       Changes  in  operating  assets  and  liabilities,  net of  effects  from purchase of businesses:
           Accounts and notes receivable, net.. . . . . . . . . . . . . .          (115,825)            (39,997)
           Inventories, net . . . . . . . . . . . . . . . . . . . . . . .          (121,753)            (87,946)
           Other current and noncurrent assets. . . . . . . . . . . . . .            (7,096)             (7,023)
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . .            16,167              26,316
           Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .             4,636              13,770
           Other current and noncurrent liabilities . . . . . . . . . . .            (9,010)              3,173
                                                                            -----------------    -----------------
            Total adjustments . . . . . . . . . . . . . . . . . . . . . .          (190,256)            (65,082)
                                                                            -----------------    -----------------
            Net cash used for operating activities. . . . . . . . . . . .          (115,782)            (10,482)
                                                                            -----------------    -----------------
Cash flows from investing activities:
      Purchase of businesses, net of cash acquired  . . . . . . . . . . .          (284,199)             (6,417)
      Purchase of property, plant and equipment . . . . . . . . . . . . .           (20,059)            (15,471)
                                                                            -----------------    -----------------
            Net cash used for investing activities  . . . . . . . . . . .          (304,258)            (21,888)
                                                                            -----------------    -----------------
Cash flows from financing activities:
      Proceeds from long-term debt, net . . . . . . . . . . . . . . . . .           286,909              51,868
      Payment of debt issuance costs. . . . . . . . . . . . . . . . . . .            (3,503)            (10,590)
      Proceeds from issuance of common stock . . . . .  . . . . . . . . .           141,364               1,454
      Dividends paid on common stock. . . . . . . . . . . . . . . . . . .            (1,198)             (1,027)
                                                                            -----------------    -----------------
            Net cash provided by financing activities . . . . . . . . . .           423,572              41,705
                                                                            -----------------    -----------------
Effect of exchange rate changes on cash and cash equivalents  . . . . . .            (4,139)               (345)
(Decrease) increase  in cash and cash equivalents . . . . . . . . . . . .              (607)              8,990
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .            41,707              20,023
                                                                            -----------------    -----------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .   $        41,100      $       29,013
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

         Effective November 1, 1996, the Company sold a 51% interest in Agricredit Acceptance Company ("Agricredit"), the Company's retail finance subsidiary in North America. Accordingly, the Company's condensed consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the three and six months ended June 30, 1997 and 1996 reflect Agricredit on the equity method of accounting for the periods presented.

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

3.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations included a charge for nonrecurring expenses of $5.2 million, or $0.05 per common share on a fully diluted basis, for the three months ended June 30, 1997 and $7.8 million, or $0.08 per common share on a fully diluted basis, for the six months ended June 30, 1997. For the six months ended June 30,1997, this nonrecurring charge related to $5.1 million for the restructuring of the Company's European operations, acquired in the acquisition of Massey Ferguson (the "Massey Acquisition") in June 1994, and $2.7 million for the integration of the operations of Deutz Argentina S.A. ("Deutz Argentina") and Fendt, which were acquired in December 1996 and January 1997, respectively. The nonrecurring charge consisted primarily of employee related costs.

         The results of operations for the three and six months ended June 30, 1996 included a charge for nonrecurring expenses of $0.8 million, or $0.01 per common share on a fully diluted basis, and $6.7 million, or $0.08 per common share on a fully diluted basis, respectively, related to further restructuring of the Company's European operations acquired in the Massey Acquisition in June 1994.

4.       LONG-TERM DEBT

          Long-term debt consisted of the following at June 30, 1997 and December 31, 1996 (in thousands):

                                                                                June 30,             December 31,
                                                                                  1997                   1996
                                                                           -------------------    --------------------
Revolving credit facility . . . . . . . . . . . . . . . . . .                        $601,440                $317,439
Senior subordinated notes . . . . . . . . . . . . . . . . . .                         248,031                 247,957
Other long-term debt. . . . . . . . . . . . . . . . . . . . .                          18,267                   1,659
                                                                           -------------------    --------------------
                                                                                     $867,738                $567,055
                                                                           ===================    ====================

         On January 14, 1997, the Company replaced its $650.0 million unsecured credit facility (the "March 1996 Credit Facility") with a new credit facility (the "January 1997 Credit Facility"), which allowed for borrowings of up to $1.2 billion. In March 1997, the lending commitment for the January 1997 Credit Facility was reduced by $141.2 million which represented the proceeds to the Company, net of underwriting discounts, from the Company's common stock offering (Note 5). Lending commitments under the January 1997 Credit Facility reduce from the current commitment of $1.1 billion as of June 30, 1997 to $1.0 billion on January 1, 1999. In addition, borrowings under the January 1997 Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of June 30, 1997, approximately $601.4 million was outstanding under the January 1997 Credit Facility and available borrowings were approximately $452.9 million.

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

          Inventory balances at June 30, 1997 and December 31, 1996 were as follows (in thousands):

                                                                          June 30,           December 31,
                                                                            1997                 1996
                                                                      ------------------  -------------------

Finished goods . . . . . . . . . . . . . . . . . . . . . . .                  $271,096             $171,105
Repair and replacement parts . . . . . . . . . . . . . . . .                   252,662              222,601
Work in process, production parts and raw materials.                           205,088              134,734
                                                                      ------------------  -------------------
Gross inventories. . . . . . . . . . . . . . . . . . . . . .                   728,846              528,440
Allowance for surplus and obsolete inventories . . . . . . .                   (83,637)             (54,596)
                                                                      ------------------  -------------------
Inventories, net . . . . . . . . . . . . . . . . . . . . . .                  $645,209             $473,844
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

RESULTS OF OPERATIONS

         NET INCOME

     The Company recorded net income for the second quarter of 1997 of $48.7 million compared to $37.5 million for the second quarter of 1996. Net income per common share on a fully diluted basis was $0.77 and $0.66 for the second quarter of 1997 and 1996, respectively. Net income for the first six months of 1997 was $74.5 million compared to $54.6 million for the same period in the prior year. Net income per common share on a fully diluted basis was $1.22 and $0.96 for the first six months of 1997 and 1996, respectively. Net income for the three and six months ended June 30, 1997 included nonrecurring expenses of $5.2 million, or $0.05 per share on a fully diluted basis, and $7.8 million, or $0.08 per share on a fully diluted basis, respectively, related to the restructuring of the Company's European operations, acquired in the Massey Acquisition in June 1994, and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively (see "Charges for Nonrecurring Expenses"). In addition, net income for the first six months of 1997 included an extraordinary after-tax charge of $2.1 million, or $0.03 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the Company's March 1996 Credit Facility (see "Liquidity and

Capital Resources"). Net income for the three and six months ended June 30, 1996 included nonrecurring expenses of $0.8 million, or $0.01 per share on a fully diluted basis, and $6.7 million, or $0.08 per share on a fully diluted basis, respectively, related to the restructuring of the Company's European operations (see "Charges for Nonrecurring Expenses"). In addition, net income for the first six months of 1996 included an extraordinary after-tax charge of $3.5 million, or $0.06 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the June 1994 Credit Facility (see Note 6 of the Notes to the Condensed Consolidated Financial Statements). The Company's improved results in 1997 primarily reflected the positive impact of the Fendt Acquisition completed in January 1997.

         RETAIL SALES

         In the United States and Canada, industry unit retail sales of tractors and hay and forage equipment for the first six months of 1997 increased approximately 9% and 12%, respectively, over the same period in 1996, while industry unit retail sales of combines decreased approximately 1% compared to the prior year. The Company believes general market conditions continue to be positive due to favorable economic conditions relating to high net cash farm incomes, stable commodity prices, strong export demand and direct government payments under the U.S. farm bill. Company unit retail sales of tractors in the United States and Canada experienced a slight increase for the first six months of 1997 compared to 1996. The Company's retail sales were negatively impacted in 1997 by a change in the timing of the year-end for the Massey Ferguson annual volume bonus program from January to December. Company unit retail sales of combines increased significantly for the first six months of 1997 compared to the prior year primarily due to strong contract harvester sales, increased dealer development activities and the continued success of the Company's enhanced product offerings. Company unit retail sales of hay and forage equipment exceeded the industry increase over the prior year by taking advantage of improvements in the cattle and dairy markets.

         In Western Europe, industry unit retail sales of tractors decreased approximately 2% for the first six months of 1997 compared to the same period in the prior year primarily due to decreases in the U.K. and France, partially a result of farm consolidation, and the relatively strong retail sales of tractors during the same period in 1996. Company unit retail sales of tractors in Western Europe decreased approximately 1%, including Fendt unit sales in both periods. Company unit retail sales increases in Spain, Scandinavia and Germany were offset by declines in most other Western European markets. Industry unit retail sales of tractors in South America increased approximately 23% over the prior year. This increase was primarily in Brazil due to increasingly favorable economic conditions and the low sales volumes experienced in the first half of 1996 during the suspension of Brazilian Central Bank loan programs. Company retail unit sales of tractors in South America increased at slightly below industry levels due to competitor discounting which the Company chose not to match. In other international markets, Company retail unit sales of tractors increased approximately 3%, consistent with the industry.

         REVENUES

         Net sales for the second quarter of 1997 were $871.9 million, representing an increase of 49.1% over net sales of $584.7 million for the same period in 1996. Net sales for the first six months of 1997 were $1,576.3 million, representing an increase of 51.8% over net sales of $1,038.6 million for the same period in 1996. The increase in net sales for both periods was primarily the result of the Company's recent acquisitions; however, net sales were negatively impacted by the translation effect of the strengthening dollar against most European currencies. The currency effect resulted in lower net sales of approximately $35.0 million and $55.0 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year. In Western Europe, net sales increased $195.8 million, or 79.1%, and $335.3 million, or 72.4%, for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996 primarily resulting from the Fendt Acquisition, which was acquired effective January 1, 1997. Net sales in South America increased $78.4 million and $150.4 million for the three and six months ended June 30, 1997, respectively, primarily related to the impact of acquired operations in Brazil and Argentina, which were acquired in June 1996 and December 1996, respectively. In the remaining international markets, net sales increased $23.2 million, or 25.1%, and $45.2 million, or 28.1%, over the three and six months ended June 30, 1996, respectively, primarily related to increased sales in Eastern Europe, the Middle East and Africa. The Company experienced a decrease in net sales in its North American operations of $10.2 million, or 4.3%, for the second quarter of 1997 compared to the same period in the prior year primarily due to the timing of shipments of Massey Ferguson combines and certain European sourced tractors compared to the same period in 1996. For the first six months of 1997, net sales in North America increased $6.8 million, or 1.7%, compared to the same period in 1996 primarily related to strong sales of Gleaner combines, implements and replacement parts offset by planned decreases in certain product lines to reduce the level of dealer inventories.

         COSTS AND EXPENSES

     Cost of goods sold for the second quarter of 1997 was $696.2 million (79.8% of net sales) compared to $468.9 million (80.2% of net sales) for the same period in 1996. For the first six months of 1997, cost of goods sold was $1,266.1 million (80.3% of net sales) compared to $829.0 million (79.8% of net sales) for the same period in 1996. Gross profit, defined as net sales less cost of goods sold, was $175.8 million (20.2% of net sales) for the second quarter of 1997 compared to $115.8 million (19.8% of net sales) for the same period in the prior year. Gross profit for the first six months of 1997 was $310.1 million (19.7% of net sales) compared to $209.5 million (20.2% of net sales) for the same period in 1996. For both periods, gross margins were unfavorably impacted by the following: (1) lower margins related to the South American operations primarily resulting from low production volumes in Brazil and (2) the negative effect of foreign exchange related to the Company's products sourced from the U.K. resulting from the strength of the British pound. These items were offset in the second quarter of 1997 by the following: (1) higher margins related to the newly acquired Fendt operations and (2) a higher mix of high margin North American replacement parts sales.

         Selling, general and administrative expenses for the second quarter of 1997 were $67.3 million (7.7% of net sales) compared to $48.6 million (8.3% of net sales) for the same period in 1996. For the first six months of 1997, selling, general and administrative expenses were $129.2 million (8.2% of net sales) compared to $94.9 million (9.1% of net sales) for the same period in 1996. For both periods, the decrease in selling, general and administrative expenses as a percentage of net sales compared to the prior year was primarily due to cost reduction initiatives in the Company's European operations, lower operating expense ratios related to newly acquired operations and a decrease in the amortization of stock-based compensation expense of $0.9 million and $2.7 million for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year.

         Engineering expenses were $14.1 million (1.6% of net sales) for the second quarter of 1997 compared to $6.7 million (1.2% of net sales) for the same period in 1996. Engineering expenses for the first six months of 1997 were $27.3 million (1.7% of net sales) compared to $13.7 million (1.3% of net sales) for the same period in 1996. For both periods, the increase in engineering expenses as a percentage of net sales compared to the prior year primarily related to engineering expenses in the newly acquired Fendt operations.

         Interest expense, net was $14.1 million for the second quarter of 1997 compared to $7.2 million for the same period in the prior year. Interest expense, net for the first six months of 1997 was $27.2 million compared to $13.1 million for the same period in 1996. The Company had higher interest expense, net during both periods of 1997 compared to 1996 resulting from additional borrowings related to the acquisitions of the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Agricultural Equipment Business"), Deutz Argentina and Fendt.

         Other expense, net was $4.4 million for the second quarter of 1997 compared to $1.2 million for the same period in 1996. For the first six months of 1997, other expense, net was $9.0 million compared to $3.7 million for the same period in the prior year. For both periods, the increase in other expense, net compared to the prior year was primarily due to increased amortization of intangibles related to the acquisitions of the Maxion Agricultural Equipment Business, Deutz Argentina and Fendt.

         Nonrecurring expenses were $5.2 million and $7.8 million for the three and six months ended June 30, 1997, respectively. For the three and six months ended June 30, 1996, nonrecurring expenses were $0.8 million and $6.7 million, respectively. The nonrecurring charge recorded in 1997 related to the further restructuring of the Company's European operations, acquired in the Massey Acquisition in June 1994, and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively. The nonrecurring charge recorded in 1996 primarily related to costs associated with the restructuring of the Company's European operations. See "Charges for Nonrecurring Expenses" for further discussion.

         The Company recorded an income tax provision of $25.2 million and $18.2 million for the second quarter of 1997 and 1996, respectively. For the first six months of 1997 and 1996, the Company recorded an income tax provision of $38.8 million and $27.2 million, respectively. For both periods, the Company's income tax provision approximated statutory rates, although actual income tax payments remained at rates below statutory rates resulting from the utilization of net operating loss carryforwards acquired in the Massey Acquisition.

         Equity in net earnings of unconsolidated affiliates was $3.1 million and $4.4 million for the second quarter of 1997 and 1996, respectively. Equity in net earnings of unconsolidated affiliates was $5.7 million and $7.9 million for the first six months of 1997 and 1996, respectively. The decrease in 1997 compared to the prior year for both periods relates to a decrease in net income recognized related to Agricredit. As a result of the Company selling a 51% joint venture interest in Agricredit in November 1996, the Company recognized only 49% of the net income of the North American retail finance company during the three and six months ended June 30, 1997 compared to 100% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. In January 1997, the Company replaced the $650.0 million March 1996 Credit Facility with the new $1.2 billion January 1997 Credit Facility (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). The January 1997 Credit Facility is the Company's primary source of financing and provides increased borrowing capacity over the March 1996 Credit Facility. In March 1997, the lending commitment for the January 1997 Credit Facility was reduced by $141.2 million which represented the proceeds to the Company, net of underwriting discounts, from the Company's common stock offering (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). Lending commitments under the January 1997 Credit Facility reduce from the current commitment of $1.1 billion as of June 30, 1997 to $1.0 billion on January 1, 1999. In addition, borrowings under the January 1997 Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the January 1997 Credit Facility fluctuate as well. As of June 30, 1997, approximately $601.4 million was outstanding under the January 1997 Credit Facility and available borrowings were approximately $452.9 million.

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

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. As of June 30, 1997, the Company had $999.8 million of working capital, an increase of $249.3 million over working capital of $750.5 million as of December 31, 1996. The increase in working capital was primarily due to working capital acquired in the Fendt Acquisition and normal seasonal requirements, particularly in receivables and inventories.

         Cash flow used for operating activities was $115.8 million and $10.5 million for the first six months of 1997 and 1996, respectively. The increase in cash flow used for operating activities in 1997 compared to the prior year was primarily due to increases in receivables and inventories. The increases in inventory compared to the prior year were primarily the result of the recent introduction of new tractors sourced from the U.K. and the timing of combine shipments in Europe. For the first six months of 1996, cash flow from operations was favorably impacted by the collection of unusually high levels of international accounts receivable at December 31, 1995 which were collected in 1996.

         Capital  expenditures  for the  first six  months  of 1997  were  $20.1 million compared to $15.5 million for the same period in 1996. The Company anticipates that additional capital expenditures for the remainder of 1997 will range from approximately $50.0 million to $60.0 million and will primarily be used to support the development and enhancement of new and existing products.

         In July 1997, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the third quarter of 1997. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

CHARGES FOR NONRECURRING EXPENSES

         The Company recorded $5.1 million of nonrecurring expenses during the first six months of 1997 related to the further restructuring of the Company's European operations, acquired in June 1994 as a result of the Massey
Acquisition. These costs primarily related to the centralization of certain administrative functions (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). Savings from the further restructuring of the Company's European operations are expected to result primarily in reduced general and administrative expenses.

         The Company recorded $2.7 million of nonrecurring expenses during the first six months of 1997 related to the integration of the Company's Deutz
Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively. These costs primarily related to the rationalization of manufacturing and administrative functions in the Company's South American operations and Fendt operations in Europe (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). Savings from the integration of the South American and Fendt operations are expected to result primarily in reduced cost of goods sold and selling, general and administrative expenses.

         The Company expects to record total nonrecurring expenses of approximately $15.0 million in 1997 and early 1998 related to the Company's restructuring and integration plans. While the Company believes that cost savings from its restructuring and integration plans can be attained, there can be no assurance that all objectives will be achieved.

         In the first six months of 1996, the Company recorded nonrecurring expenses of $6.7 million related to the restructuring of the Company's European operations. These costs primarily related to the centralization and rationalization of the Company's European operations' administrative, sales, and marketing functions.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held on April 23, 1997. The following matters were voted upon and the results of the voting were as follows:

          (1) To elect two directors to serve as Class II directors until the annual meeting in 2000 or until their successors have been duly elected and qualified. The nominees, Messrs. Claycamp and Johnston were elected to the Company's board of directors. There were 46,122,380 votes for and 277,228 votes withheld for each nominee.

          (2) To approve an amendment to the Company's amended and restated Long-Term Incentive Plan to increase the number of common stock authorized for issuance from 3,750,000 shares to 4,750,000 shares. The votes of the stockholders on this plan were as follows: 41,846,909 in favor, 4,479,067 opposed and 73,632 abstained. To approve the Company's amended Nonemployee Director Stock Incentive Plan. The votes of the stockholders on this plan were as follows: 43,880,953 in favor, 2,435,137 opposed and 83,518 abstained.

          (3) To approve an amendment to the Company's 1991 Stock Option Plan. The votes of the stockholders on this plan were as follows:
               32,402,181 in favor, 13,905,277 opposed and 92,150 abstained.


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



                                                              AGCO CORPORATION
                                                              Registrant





Date:    August 14, 1997              Chris E. Perkins
         ---------------              ------------------
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
















                                       19