Form 10-Q
period 1997-09-30
AGCO CORP /DE
filed 1997-11-14
CIK 880266

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

------
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

------
         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ----------------------

                         Commission file number 1-12930
                                                -------

                               -----------------

                                AGCO CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                   58-1960019
(State of incorporation)                (I.R.S. Employer Identification No.)

                            4830 River Green Parkway
                              Duluth, Georgia 30096
                         (Address of principal executive
                           offices including zip code)

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

     Common stock par value $.01 per share: 62,906,921 shares outstanding as of September 30, 1997.
--------------------------------------------------------------------------------

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page
                                                                                                         Numbers
                                                                                                        -----------

      PART I.  FINANCIAL INFORMATION:

               Item 1.  Financial Statements

                        Condensed Consolidated Balance
                        Sheets - September 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . .3

                        Condensed Consolidated Statements
                        of Income for the Three Months
                        Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .4

                        Condensed Consolidated Statements
                        of Income for the Nine Months
                        Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .5

                        Condensed Consolidated Statements
                        of Cash Flows for the Nine Months
                        Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .6

                        Notes to Condensed Consolidated
                        Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

              Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


      PART II.  OTHER INFORMATION:

              Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .17

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                                        2

Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   September 30,         December 31,
                                                                                       1997                  1996
                                                                                 ------------------   -------------------
    ASSETS:                                                                         (Unaudited)
    Current Assets:
       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . $          43,262     $         41,707
       Accounts and notes receivable, net of allowances. . . . . . . . . . . . .         1,025,440              856,985
       Receivables from affiliates . . . . . . . . . . . . . . . . . . . . . . .            12,676               12,486
       Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           643,019              473,844
       Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .            72,528               81,440
                                                                                 ------------------   -------------------
       Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          1,796,925            1,466,462

    Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .           321,299              292,437
    Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .            83,939               80,501
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            73,409               71,488
    Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .           410,136              205,643
                                                                                 ------------------   -------------------
       Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       2,685,708     $      2,116,531
                                                                                 ==================   ===================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $         331,454     $        361,512
       Payables to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .            14,764               14,567
       Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           397,791              316,958
       Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .            17,173               22,951
                                                                                 ------------------   -------------------
        Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .           761,182              715,988
                                                                                 ------------------   -------------------
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           864,442              567,055
    Postretirement health care benefits. . . . . . . . . . . . . . . . . . . . .            24,845               24,445
    Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . .            47,594               34,378
                                                                                 ------------------   -------------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,698,063            1,341,866
    Stockholders' Equity:
       Common stock; $0.01 par value, 150,000,000 shares authorized,  62,906,921 and 57,260,151 shares issued and outstanding at September 30, 1997 and
       December 31, 1996, respectively . . . . . . . . . . . . . . . . . . . . .               629                  573
       Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .           514,799              360,119
       Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .           528,250              411,422
       Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . .           (22,451)             (17,779)
       Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . .           (33,582)              20,330
                                                                                 ------------------   -------------------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .           987,645              774,665
                                                                                 ------------------   -------------------
        Total liabilities and stockholders' equity . . . . . . . . . . . . . . . $       2,685,708    $       2,116,531
                                                                                 ==================   ===================

See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)

                                                                                    Three Months Ended September 30,
                                                                                ---------------------------------------
                                                                                     1997                    1996
                                                                                --------------           ------------
Revenues:
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     759,505            $   588,859
                                                                                --------------           ------------

Costs and Expenses:
     Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .       590,003                465,319
     Selling, general and administrative expenses . . . . . . . . . . . . . . .        70,009                 56,222
     Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,181                  7,089
     Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,517                 10,571
     Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,402                  4,337
     Nonrecurring expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,853                  6,161
                                                                                --------------           ------------
                                                                                      694,965                549,699
                                                                                --------------           ------------
Income before income taxes and equity in net earnings of affiliates . . . . . .        64,540                 39,160
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        23,322                 13,305
                                                                                --------------           ------------
Income before equity in net earnings of affiliates . . . . . . . . . . . . . . .       41,218                 25,855
Equity in net earnings of affiliates . . . . . . . . . . . . . . . . . . . . . .        2,964                  5,444
                                                                                --------------           ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      44,182            $    31,299
                                                                                ==============           ============
Net income per common share:
     Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $        0.70            $      0.54
                                                                                ==============           ============
     Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $        0.70            $      0.54
                                                                                ==============           ============

Weighted average number of common and common equivalent shares outstanding:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,291                 57,572
                                                                                ==============           ============
     Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,291                 57,598
                                                                                ==============           ============

Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . . $        0.01            $      0.01
                                                                                ==============           ============

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in thousands, except per share data)

                                                                                    Nine Months Ended September 30,
                                                                                ---------------------------------------
                                                                                      1997                     1996
                                                                                --------------           --------------
Revenues:
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   2,335,766            $   1,627,424
                                                                                --------------           --------------

Costs and Expenses:
     Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,856,143                1,294,350
     Selling, general and administrative expenses  . . . . . . . . . . . . . . .      199,189                  151,114
     Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,502                   20,805
     Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,736                   23,718
     Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,352                    8,005
     Nonrecurring expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,659                   12,878
                                                                                --------------           --------------
                                                                                    2,161,581                1,510,870
                                                                                --------------           --------------
Income before income taxes, equity in net earnings of
     affiliates and extraordinary loss . . . . . . . . . . . . . . . . . . . . .      174,185                  116,554
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,133                   40,488
                                                                                --------------           --------------
Income before equity in net earnings of affiliates and
     extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      112,052                   76,066
Equity in net earnings of affiliates . . . . . . . . . . . . . . . . . . . . . .        8,684                   13,336
                                                                                --------------           --------------
Income before extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . .      120,736                   89,402
Extraordinary loss, net of taxes . . . . . . . . . . . . . . . . . . . . . . . .       (2,080)                  (3,503)
                                                                                --------------           --------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     118,656            $      85,899
                                                                                ==============           ==============

Net income per common share:
     Primary:
       Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . .$        1.95            $        1.64
       Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (0.03)                   (0.06)
                                                                                --------------           --------------
       Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$        1.92            $        1.58
                                                                                ==============           ==============
     Fully diluted:
       Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . .$        1.95            $        1.57
       Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (0.03)                   (0.06)
                                                                                --------------           --------------
       Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$        1.92            $        1.51
                                                                                ==============           ==============

Weighted average number of common and common equivalent shares outstanding:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,746                   54,374
                                                                                ==============           ==============
     Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,780                   57,341
                                                                                ==============           ==============

Dividends declared per common share  . . . . . . . . . . . . . . . . . . . . . .$        0.03            $        0.03
                                                                                ==============           ==============

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                  Nine Months Ended September 30,
                                                                                --------------------------------------
                                                                                     1997                 1996
                                                                                ----------------    ------------------
Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$       118,656     $          85,899
                                                                                -----------------    ------------------
        Adjustments  to reconcile  net income to net cash (used for) provided by operating activities:
          Extraordinary loss, net of taxes. . . . . . . . . . . . . . . . . . .           2,080                 3,503
          Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         36,878                20,398
          Equity in net earnings of affiliates, net of cash received . . . . . .         (8,684)              (13,336)
          Deferred income tax provision  . . . . . . . . . . . . . . . . . . . .         11,730                14,593
          Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . .          9,469                 3,833
          Amortization of unearned compensation  . . . . . . . . . . . . . . . .          8,092                11,981
          Changes in  operating  assets and  liabilities,  net of  effects  from purchase of businesses:
             Accounts and notes receivable, net. . . . . . . . . . . . . . . . .       (126,691)               (1,674)
             Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . .       (123,195)              (72,905)
             Other current and noncurrent assets . . . . . . . . . . . . . . . .          3,449               (10,326)
             Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        (19,663)              (42,759)
             Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         15,594                24,682
             Other current and noncurrent liabilities  . . . . . . . . . . . . .        (11,410)                  661
                                                                                ----------------    ------------------
              Total adjustments . . . . . .  . . . . . . . . . . . . . . . . . .       (202,351)              (61,349)
                                                                                ----------------    ------------------
              Net cash (used for) provided by operating activities . . . . . . .        (83,695)               24,550
                                                                                ----------------    ------------------
Cash flows from investing activities:
        Purchase of businesses, net of cash acquired . . . . . . . . . . . . . .       (267,707)             (287,426)
        Purchase of property, plant and equipment  . . . . . . . . . . . . . . .        (37,304)              (26,484)
        Proceeds from disposition of affiliates  . . . . . . . . . . . . . . . .              -                 1,181
                                                                                ----------------    ------------------
             Net cash used for investing activities . . . . . . . . . . . . . .        (305,011)             (312,729)
                                                                                ----------------    ------------------
Cash flows from financing activities:
        Proceeds from long-term debt, net  . . . . . . . . . . . . . . . . . . .        256,827               305,918
        Payment of debt issuance costs . . . . . . . . . . . . . . . . . . . . .         (3,503)              (10,590)
        Proceeds from issuance of common stock. . . . . .  . . . . . . . . . . .        141,972                 1,680
        Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . .         (1,827)               (1,599)
                                                                                ----------------    ------------------
              Net cash provided by financing activities  . . . . . . . . . . . .        393,469               295,409
                                                                                ----------------    ------------------
Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . .         (3,208)                 (494)
Increase  in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .          1,555                 6,736
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .         41,707                20,023
                                                                                ----------------    ------------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .$        43,262     $          26,759
                                                                                ================    ==================

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

         Effective November 1, 1996, the Company sold a 51% interest in Agricredit Acceptance Company ("Agricredit"), the Company's retail finance subsidiary in North America. Accordingly, the Company's condensed consolidated financial statements as of September 30, 1997 and December 31, 1996 and for the three and nine months ended September 30, 1997 and 1996 reflect Agricredit on the equity method of accounting for the periods presented.

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

3.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations included a charge for nonrecurring expenses of $4.9 million, or $0.05 per common share on a fully diluted basis, for the three months ended September 30, 1997 and $12.7 million, or $0.13 per common share on a fully diluted basis, for the nine months ended September 30, 1997. The nonrecurring charge for the three and nine months ended September 30, 1997 included $1.7 million and $9.5 million, respectively, related to the restructuring of the Company's European operations, acquired in the acquisition of Massey Ferguson (the "Massey Acquisition") in June 1994 and the integration of the operations of Deutz Argentina S.A. ("Deutz Argentina") and Fendt, which were acquired in December 1996 and January 1997, respectively. The nonrecurring charges consisted primarily of employee related costs. In addition, the nonrecurring charge for the three and nine months ended September 30, 1997 included $3.2 million related to executive severance costs.

     The results of operations for the three and nine months ended September 30, 1996 included a charge for nonrecurring expenses of $6.2 million, or $0.07 per common share on a fully diluted basis, and $12.9 million, or $0.15 per common share on a fully diluted basis, respectively, primarily related to the restructuring of the Company's European operations acquired in the Massey
Acquisition in June 1994 and the integration and restructuring of the agricultural and industrial equipment business of Iochpe-Maxion S.A. in Brazil, acquired in June 1996 (the "Maxion Acquisition").

4.       LONG-TERM DEBT

     Long-term debt consisted of the following at September 30, 1997 and December 31, 1996 (in thousands):

                                                                           September 30,            December 31,
                                                                                1997                    1996
                                                                        ---------------------    --------------------
Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . .     $        595,687         $       317,439
Senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . .              248,069                 247,957
Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .               20,686                   1,659
                                                                        ---------------------    --------------------
                                                                            $        864,442         $       567,055
                                                                        =====================    ====================

         On January 14, 1997, the Company replaced its $650.0 million unsecured credit facility (the "March 1996 Credit Facility") with a new credit facility (the "January 1997 Credit Facility"), which allowed for borrowings of up to $1.2 billion. In March 1997, the lending commitment for the January 1997 Credit Facility was reduced by $141.2 million which represented the proceeds to the Company, net of underwriting discounts, from the Company's common stock offering (Note 5). Lending commitments under the January 1997 Credit Facility reduce from the current commitment of $1.1 billion as of September 30, 1997 to $1.0 billion on January 1, 1999. In addition, borrowings under the January 1997 Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of September 30, 1997, approximately $595.7 million was outstanding under the January 1997 Credit Facility and available borrowings were approximately $458.8 million.

5.       COMMON STOCK OFFERING

         In March 1997, the Company completed a public offering of 5.2 million shares of its common stock (the "Offering"). The net proceeds to the Company from the Offering were approximately $140.7 million, after deduction of underwriting discounts and commissions and other expenses. The Company used the proceeds from the Offering to reduce a portion of the borrowings outstanding under the January 1997 Credit Facility.

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

     Inventory balances at September 30, 1997 and December 31, 1996 were as follows (in thousands):

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                      ------------------  -------------------

Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       274,810         $    171,105
Repair and replacement parts. . . . . . . . . . . . . . . . . . . . .           248,720              222,601
Work in process, production parts and raw materials . . . . . . . . .           202,702              134,734
                                                                      ------------------  -------------------
Gross inventories . . . . . . . . . . . . . . . . . . . . . . . . . .           726,232              528,440
Allowance for surplus and obsolete inventories. . . . . . . . . . . .           (83,213)             (54,596)
                                                                      ------------------  -------------------
Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . .   $       643,019         $    473,844
                                                                      ==================  ===================

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

RESULTS OF OPERATIONS

         NET INCOME

     The Company recorded net income for the third quarter of 1997 of $44.2 million compared to $31.3 million for the third quarter of 1996. Net income per common share on a fully diluted basis was $0.70 and $0.54 for the third quarter of 1997 and 1996, respectively. Net income for the nine months ended September 30, 1997 was $118.7 million compared to $85.9 million for the same period in the prior year. Net income per common share on a fully diluted basis was $1.92 and $1.51 for the nine months ended September 30, 1997 and 1996, respectively. Net income for the three and nine months ended September 30, 1997 included nonrecurring expenses of $4.9 million, or $0.05 per share on a fully diluted basis, and $12.7 million, or $0.13 per share on a fully diluted basis, respectively, related to the restructuring of the Company's European operations, acquired in the Massey Acquisition in June 1994, the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively, and executive severance costs (see "Charges for Nonrecurring Expenses"). In addition, net income for the nine months ended September 30, 1997 included an extraordinary after-tax charge of $2.1 million, or $0.03 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the Company's March 1996 Credit Facility (see "Liquidity and Capital Resources"). Net income for the three and nine months ended September 30, 1996 included nonrecurring expenses of $6.2 million, or $0.07 per share on a fully diluted basis, and $12.9 million, or $0.15 per share on a fully diluted basis, respectively, related to the restructuring of the Company's European operations (see "Charges for Nonrecurring Expenses"). In addition, net income for the nine months ended September 30, 1996 included an extraordinary after-tax charge of $3.5 million, or $0.06 per share on a fully diluted basis, for the write-off of unamortized debt costs related to the refinancing of the June 1994 Credit Facility (see Note 6 of the Notes to the Condensed Consolidated Financial Statements). The Company's improved results in 1997 primarily reflected the positive impact of the Fendt Acquisition completed in January 1997 and improved operating margins, particularly in the Company's South American operations, partially offset by the translation effect of the strengthening dollar against most European currencies.

         RETAIL SALES

         In the United States and Canada, industry unit retail sales of tractors, combines and hay and forage equipment for the nine months ended September 30, 1997 increased approximately 13%, 12% and 11%, respectively, over the same period in 1996. The Company believes general market conditions continue to be positive due to favorable economic conditions relating to high net cash farm incomes, stable commodity prices, strong domestic and export demand and direct government payments under the U.S. farm bill. Company unit retail sales of tractors in the United States and Canada experienced an increase of 1.3% for the first nine months of 1997 compared to 1996. The Company's retail sales were negatively impacted in 1997 by a change in the timing of the year-end for the Massey Ferguson annual volume bonus program from January to December and by competitor discounting which the Company chose not to match. Company unit retail sales of combines and hay and forage equipment increased 4.4% and 5.4%, respectively, for the first nine months of 1997 compared to the prior year.

         In Western Europe, industry unit retail sales of tractors decreased approximately 2% for the nine months ended September 30, 1997 compared to the same period in the prior year primarily due to decreases in retail sales in the U.K. and France, partially a result of farm consolidation and the relatively strong retail sales of tractors during the same period in 1996. Company unit retail sales of tractors in Western Europe decreased approximately 2%, including sales of Fendt tractors in both periods. Company unit retail sales increases in Spain, Scandinavia, Germany and Italy were offset by declines in most other Western European markets. Industry unit retail sales of tractors in South America increased approximately 29% over the prior year. This increase was primarily in Brazil due to increasingly favorable economic conditions resulting from strong commodity prices, improved farm debt and financing terms and the low sales volumes experienced in the first half of 1996 during the suspension of Brazilian Central Bank loan programs. Company retail unit sales of tractors in South America increased 21% and were negatively impacted by competitor discounting which the Company chose not to match. In other international markets, Company retail unit sales of tractors increased approximately 6%, consistent with the industry.

         REVENUES

         Net sales for the third quarter of 1997 were $759.5 million, representing an increase of 29.0% over net sales of $588.9 million for the same period in 1996. Net sales for the nine months ended September 30, 1997 were $2,335.8 million, representing an increase of 43.5% over net sales of $1,627.4 million for the same period in 1996. The increase in net sales for both periods was primarily the result of the Company's recent acquisitions; however, net sales were negatively impacted by the translation effect of the strengthening dollar against most European currencies. Net sales for the three and nine months ended September 30, 1997 were approximately $60 million and $126 million, respectively, lower than they would have been at 1996 foreign exchange rates. In Western Europe, net sales increased $101.5 million, or 46.0%, and $434.1 million, or 63.2%, for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996 primarily resulting from the

Fendt Acquisition, which was acquired effective January 1, 1997. Net sales in South America increased $38.6 million and $189.0 million for the three and nine months ended September 30, 1997, respectively, primarily related to the impact of acquired operations in Brazil and Argentina, which were acquired in June 1996 and December 1996, respectively. In the remaining international markets, net sales increased $2.2 million, or 2.2%, and $50.1 million, or 19.7%, over the three and nine months ended September 30, 1996, respectively, primarily related to increased sales in Eastern Europe and the Middle East. Net sales in North America increased $28.3 million, or 12.9%, and $35.2, or 5.6%, for the three and nine months ended September 30, 1997, respectively. For the third quarter of 1997, the Company's increased sales in North America were primarily due to strong sales of combines and hay tools. For the nine months ended September 30, 1997, the Company experienced strong sales of combines and implements partially offset by planned decreases in certain product lines to reduce the level of dealer inventories.

         COSTS AND EXPENSES

         Cost of goods sold for the third  quarter  of 1997 was  $590.0  million
(77.7% of net sales) compared to $465.3 million (79.0% of net sales) for the same period in 1996. Gross profit, defined as net sales less cost of goods sold, was $169.5 million (22.3% of net sales) for the third quarter of 1997 compared to $123.5 million (21.0% of net sales) for the same period in the prior year. Gross margins were favorably impacted by cost reduction efforts, particularly in the Company's South American operations, and favorable product mix. For the nine months ended September 30, 1997, cost of goods sold was $1,856.1 million (79.5% of net sales) compared to $1,294.4 million (79.5% of net sales) for the same period in 1996. Gross profit for the nine months ended September 30, 1997 was $479.6 million (20.5% of net sales) compared to $333.1 million (20.5% of net sales) for the same period in 1996. Gross margins were favorably impacted by gross margin improvements due to cost reduction efforts offset by the negative effect of foreign exchange related to the Company's products sourced from the U.K. resulting from the strength of the British pound.

         Selling, general and administrative expenses for the third quarter of 1997 were $70.0 million (9.2% of net sales) compared to $56.2 million (9.5% of net sales) for the same period in 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses were $199.2 million (8.5% of net sales) compared to $151.1 million (9.3% of net sales) for the same period in 1996. For both periods, the decrease in selling, general and administrative expenses as a percentage of net sales compared to the prior year was primarily due to a decrease in the amortization of stock-based compensation expense of $2.8 million and $5.5 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the prior year.

         Engineering expenses were $12.2 million (1.6% of net sales) for the third quarter of 1997 compared to $7.1 million (1.2% of net sales) for the same period in 1996. Engineering expenses for the nine months ended September 30, 1997 were $39.5 million (1.7% of net sales) compared to $20.8 million (1.3% of net sales) for the same period in 1996. For both periods, the increase in engineering expenses as a percentage of net sales compared to the prior year primarily related to engineering expenses in the newly acquired Fendt operations.

         Interest expense, net was $13.5 million for the third quarter of 1997 compared to $10.6 million for the same period in the prior year. The higher interest expense, net primarily resulted from additional borrowings related to the acquisitions of Deutz Argentina and Fendt, completed in December 1996 and January 1997, respectively. Interest expense, net for the nine months ended September 30, 1997 increased from $23.7 million to $40.7 million compared to the same period in 1996 due to additional borrowings related to the Maxion Acquisition in Brazil, completed in June 1996, in addition to the acquisitions of Deutz Argentina and Fendt.

         Other expense, net was $4.4 million for the third quarter of 1997 compared to $4.3 million for the same period in 1996. The Company experienced an increase in other expense, net relating to increased amortization of intangibles relating to the acquisitions of Deutz Argentina and Fendt offset by foreign exchange gains in the Company's European operations. For the nine months ended September 30, 1997, other expense, net was $13.4 million compared to $8.0 million for the same period in the prior year. The increase in other expense, net compared to the prior year was primarily due to increased amortization of intangibles related to the Maxion, Deutz Argentina and Fendt Acquisitions.

         Nonrecurring expenses were $4.9 million and $12.7 million for the three and nine months ended September 30, 1997, respectively. For the three and nine months ended September 30, 1996, nonrecurring expenses were $6.2 million and $12.9 million, respectively. The nonrecurring charge recorded in 1997 related to the restructuring of the Company's European operations, acquired in the Massey Acquisition in June 1994, the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively, and executive severance costs. The nonrecurring charge recorded in 1996 primarily related to costs associated with the restructuring of the Company's European operations and the integration and restructuring of the Company's Brazilian operations acquired in the Maxion Acquisition in June 1996. See "Charges for Nonrecurring Expenses" for further discussion.

         The Company recorded an income tax provision of $23.3 million and $13.3 million for the third quarter of 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Company recorded an income tax provision of $62.1 million and $40.5 million, respectively. For both periods, the Company's income tax provision approximated statutory rates, although actual income tax payments remained at rates below statutory rates resulting from the utilization of net operating loss carryforwards acquired in the Massey Acquisition.

         Equity in net earnings of unconsolidated affiliates was $3.0 million and $5.4 million for the third quarter of 1997 and 1996, respectively. Equity in net earnings of unconsolidated affiliates was $8.7 million and $13.3 million for the first nine months of 1997 and 1996, respectively. The decrease in 1997 compared to the prior year for both periods primarily relates to a decrease in net income recognized related to Agricredit. As a result of the Company selling a 51% joint venture interest in Agricredit in November 1996, the Company recognized only 49% of the net income of the North American retail finance company during the three and nine months ended September 30, 1997 compared to 100% for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. In January 1997, the Company replaced the $650.0 million March 1996 Credit Facility with the new $1.2 billion January 1997 Credit Facility (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). The January 1997 Credit Facility is the Company's primary source of financing and provides increased borrowing capacity over the March 1996 Credit Facility. In March 1997, the lending commitment for the January 1997 Credit Facility was reduced by $141.2 million which represented the proceeds to the Company, net of underwriting discounts, from the Company's common stock offering (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). Lending commitments under the January 1997 Credit Facility reduce from the current commitment of $1.1 billion as of September 30, 1997 to $1.0 billion on January 1, 1999. In addition, borrowings under the January 1997 Credit Facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the January 1997 Credit Facility fluctuate as well. As of September 30, 1997, approximately $595.7 million was outstanding under the January 1997 Credit Facility and available borrowings were approximately $458.8 million.

         In March 1997, the Company completed a public offering of 5.2 million shares of its common stock (the "Offering"). The net proceeds to the Company from the Offering were approximately $140.7 million, after deduction of underwriting discounts and commissions and other expenses. The Company used the proceeds from the Offering to reduce a portion of the borrowings outstanding under the January 1997 Credit Facility.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. As of September 30, 1997, the Company had $1,035.7 million of working capital, an increase of $285.2 million over working capital of $750.5 million as of December 31, 1996. The increase in working capital was primarily due to working capital acquired in the Fendt Acquisition and normal seasonal requirements, particularly in receivables and inventories.

         Operating cash flow was an $83.7 million use of cash compared to a $24.6 million source of cash for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash flow used for operating activities in 1997 compared to the prior year was primarily due to increases in receivables and inventories. The increase in inventory compared to the prior year was primarily the result of the recent introduction of new tractors sourced from the Company's U.K. and France production facilities. For the nine months ended September 30, 1996, cash flow from operations was favorably impacted by the collection of unusually high levels of international accounts receivable at December 31, 1995 which were collected in 1996. The 1995 international receivables were unusually high due to the timing of shipments of tractors in Western Europe which were delayed until the fourth quarter of 1995 due to tire supply shortages resulting from a labor strike of a major supplier. While this impacted the Company's cash flow at that time, the Company has alternative sources of supply and adequate borrowing availability should a similar situation occur in the future.

         Capital expenditures for the nine months ended September 30, 1997 were $37.3 million compared to $26.5 million for the same period in 1996. The Company anticipates that additional capital expenditures for the remainder of 1997 will range from approximately $30 million to $40 million and will primarily be used to support the development and enhancement of new and existing products.

         In October 1997, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the fourth quarter of 1997. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

CHARGES FOR NONRECURRING EXPENSES

         The Company recorded $9.5 million of nonrecurring expenses during the nine months ended September 30, 1997 related to the restructuring of the Company's European operations, acquired in June 1994 as a result of the Massey Acquisition and the integration of the operations of Deutz Argentina and Fendt acquired in December 1996 and January 1997, respectively, (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). The costs related to the restructuring of the Company's European operations primarily related to the centralization of certain administrative functions, and savings are expected to result primarily in reduced general and administrative expenses. The costs related to the integration of the Deutz Argentina and Fendt operations primarily related to the rationalization of manufacturing and administrative functions, and savings are expected to result primarily in reduced cost of goods sold and selling, general and administrative expenses. In addition, the Company recorded $3.2 million of nonrecurring expenses during the nine months ended September 30, 1997 related to executive severance costs.

         The Company expects to record total nonrecurring expenses of approximately $15.0 million in 1997 and early 1998 related to the Company's restructuring and integration plans. While the Company believes that cost savings from its restructuring and integration plans can be attained, there can be no assurance that all objectives will be achieved.

         In the nine months ended September 30, 1996, the Company recorded nonrecurring expenses of $12.9 million primarily related to the restructuring of the Company's European operations and the integration and restructuring of the Company's Brazilian operations acquired in June 1996 in the Maxion Acquisition. The costs related to the restructuring of the Company's European operations primarily related to the centralization and rationalization of its administrative, sales, and marketing functions. The costs related to the integration and restructuring of the Company's Brazilian operations primarily related to the rationalization of manufacturing, sales and administrative functions designed to resize the operations to current sales and production volumes.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           11.0 - Statement re:Computation of Per Share Earnings

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



                                      AGCO CORPORATION
                                      Registrant



Date:    November 14, 1997           /s/ Chris E. Perkins
                                     -------------------------------------
                                     Chris E. Perkins
                                     Vice President and Chief Financial Officer

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