Form 10-K
period 1997-12-31
AGCO CORP /DE
filed 1998-03-31
CIK 880266

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K


  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                         COMMISSION FILE NUMBER: 1-12930

                                AGCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     58-1960019
(State or orther jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

4205 RIVER GREEN PARKWAY, DULUTH, GEORGIA                30096
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (770) 813-9200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------       -----------------------------------------
COMMON STOCK, ($0.01 PAR VALUE)                NEW YORK STOCK EXCHANGE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                   -------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ---      ---.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                 -----------------------------------------------

  The aggregate market value of common stock held by non-affiliates of the Registrant as of the close of business on March 10, 1998 was $1,787,722,000. As of such date, there were 62,991,311 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the AGCO Corporation Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Part II.

  Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998 are incorporated by reference in Part III.

================================================================================

Item 1.  BUSINESS

         AGCO Corporation ("AGCO" or the "Company") was incorporated in Delaware in April 1991. The Company's executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and its telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include the Company's subsidiaries.

THE COMPANY

         AGCO is a leading manufacturer and distributor of agricultural equipment throughout the world. The Company sells a full range of agricultural equipment and related replacement parts, including tractors, combines, hay tools and forage equipment and implements. The Company's products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: Massey Ferguson(R), Fendt, AGCO(R) Allis, GLEANER(R), Hesston(R), White, Landini, White-New(R) Idea, Black Machine, AGCOSTAR(R), Glencoe(R), Tye(R), Farmhand(R), IDEAL, and Deutz (South America). The Company distributes its products through a combination of over 8,500 independent dealers, wholly-owned distribution companies, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France and Germany through its finance joint ventures with Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" ("Rabobank").

         AGCO was organized in June 1990 by an investment group formed by management to acquire the successor to the agricultural equipment business of Allis-Chalmers, a company which began manufacturing and distributing agricultural equipment in the early 1900s. Since its formation in June 1990, AGCO has grown substantially through a series of 15 acquisitions for consideration aggregating approximately $1.3 billion. These acquisitions have allowed the Company to broaden its product line, expand its dealer network and establish strong market positions in several new markets throughout North America, South America, Western Europe and the rest of the world. The Company has achieved significant cost savings and efficiencies from its acquisitions by eliminating duplicative administrative, sales and marketing functions, rationalizing its dealer network, increasing manufacturing capacity utilization and expanding its ability to source certain products and components from third party manufacturers. In addition to acquisitions, the Company has increased its sales in North America by entering into a substantial number of crossover contracts with its dealers whereby a dealer carrying one of the Company's brands also contracts to sell additional AGCO brands or products. The Company has also grown through successful expansion of its product offerings, particularly related to the sale of complementary non-tractor products through its international distribution channels, and new product introductions.

TRANSACTION HISTORY

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

         White Tractor Acquisition. In May 1991, the Company acquired the White Tractor Division ("White") of Allied Products Corporation ("Allied"), together with over 600 dealer contracts (the "White Acquisition"). White's net sales in its full fiscal year preceding the acquisition were approximately $58.3 million. As a result of the White Acquisition, the Company added a new line of tractors to its product offerings and expanded its North America dealer network.

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

         Agricredit-North America Acquisition. The Company acquired Agricredit Acceptance Company ("Agricredit-North America"), a retail finance company, from Varity in two separate transactions (together, the "Agricredit-North America Acquisition"). The Company acquired a 50% joint venture interest in Agricredit-North America in January 1993 and acquired the remaining 50% interest in February 1994. The Agricredit-North America Acquisition has enabled the Company to provide more competitive and flexible financing alternatives to end users.

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

         AgEquipment Acquisition. In March 1995, the Company further expanded its product offerings through its acquisition of AgEquipment Group, a manufacturer and distributor of farm implements and tillage equipment (the "AgEquipment Acquisition"). The AgEquipment Acquisition added three brands of agricultural implements to the Company"s product line, including no-till and minimum tillage products, distributed under the Tye, Farmhand and Glencoe brand names.

         Maxion Acquisition. In June 1996, the Company acquired the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Agricultural Equipment Business"), together with approximately 360 dealer contracts (the "Maxion Acquisition"). The Maxion Agricultural Equipment Business, with 1995 sales of approximately $265.0 million, was AGCO"s Massey Ferguson licensee in Brazil, manufacturing and distributing agricultural tractors under the Massey Ferguson brand name, combines under the Massey Ferguson and IDEAL brand names and industrial loader-backhoes under the Massey Ferguson and Maxion brand names. The Maxion Acquisition established AGCO with market leadership in the significant Brazilian agricultural equipment market.

         Western Combine Acquisition. In July 1996, the Company acquired certain assets of Western Combine Corporation and Portage Manufacturing, Inc., the Company"s suppliers of Massey Ferguson combines and other harvesting equipment sold in North America (the "Western Combine Acquisition"). The Western Combine Acquisition provided the Company with access to advanced technology and increased the Company"s profit margin on certain combines and harvesting equipment sold in North America.

         Agricredit-North America Joint Venture. In November 1996, the Company sold a 51% interest in Agricredit-North America to a wholly-owned subsidiary of Rabobank. The Company received total consideration of approximately $44.3 million in the transaction. The Company retained a 49% interest in Agricredit-North America and now operates Agricredit-North America with Rabobank as a joint venture (the "Agricredit-North America Joint Venture"). The Agricredit North-America Joint Venture has continued the business of Agricredit-North America and seeks to build a broader asset-based finance business through the addition of other lines of business. The Company has similar joint venture arrangements with Rabobank with respect to its retail finance companies located in the United Kingdom, France and Germany.

         Deutz Argentina Acquisition. In December 1996, the Company acquired the operations of Deutz Argentina S.A. ("Deutz Argentina"), together with approximately 225 dealer contracts (the "Deutz Argentina Acquisition"). Deutz Argentina, with 1995 sales of approximately $109.0 million, supplies agricultural equipment, engines and light duty trucks in Argentina and other markets in South America. The Deutz Argentina Acquisition established AGCO as a dominant supplier of agricultural equipment in Argentina.

         Fendt Acquisition. In January 1997, the Company acquired the operations of Xaver Fendt GmbH & Co. KG ("Fendt") (the "Fendt Acquisition"). Fendt, which had 1996 sales of approximately $650.0 million, manufactures and sells tractors ranging from 50 to 260 horsepower through a network of independent agricultural cooperatives and dealers in Germany and a network of dealers and distributors throughout Europe and Australia. With this acquisition, AGCO has leading market share in Germany and France, two of Europe"s largest agricultural equipment markets. In December 1997, the Company sold Fendt's caravan and motor home business in order to focus on its core agricultural equipment business.

         Dronningborg Acquisition. In December 1997, the Company acquired the remaining 68% of Dronningborg Industries a/s (the "Dronningborg Acquisition"), the Company's supplier of combine harvesters sold under the Massey Ferguson brand name in Europe. The Company previously owned 32% of this combine manufacturer which developed and manufactured combine harvesters exclusively for AGCO. The Dronningborg Acquisition is expected to enable the Company to achieve certain synergies within its worldwide combine manufacturing and will give AGCO the opportunity to generate margin improvement on combines sold primarily in Europe.

         Argentina Engine Joint Venture. In December 1997, the Company sold 50% of Deutz Argentina's engine production and distribution business to Deutz AG, a global supplier of diesel engines in Cologne, Germany. The Company retained a 50% interest in the engine business and now operates it with Deutz AG as a joint venture (the "Argentina Engine Joint Venture"). The Argentina Engine Joint Venture will allow the Company to share in research and development costs and gain access to advanced technology.

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

         All compact tractors are sold under the Massey Ferguson brand name and are typically used on small farms and in specialty agricultural industries such as dairies, orchards and vineyards. The Company offers a full range of tractors in the 40 to 100 horsepower category, including both two-wheel and all-wheel drive versions. The Company sells mid-range tractors in this category under the Massey Ferguson, Fendt, AGCO Allis, White, Landini, and Deutz brand names. The mid-range tractors are typically used on small and medium-sized farms and in specialty agricultural industries. The Company also offers a full range of tractors in the over-100 horsepower segment ranging primarily from 100 to 425 horsepower. High horsepower tractors are typically used on larger farms and on cattle ranches for hay production. The Company sells high horsepower tractors under the Massey Ferguson, Fendt, AGCO Allis, White, Landini, AGCOSTAR and Deutz brand names. Tractors accounted for approximately 62%, 60% and 61% of the Company's net sales in 1997, 1996 and 1995, respectively.

         Combines

         Combines are large, self-propelled machines used for the harvesting of crops, such as corn, wheat, soybeans and barley. The Company sells combines under the GLEANER, Massey Ferguson and IDEAL brand names. Depending on the market, Gleaner and Massey Ferguson combines are sold with conventional or rotary technology while the IDEAL combines sold in South America utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for 10%, 11% and 10% of the Company's net sales in 1997, 1996 and 1995, respectively.

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

         The Company also distributes a wide range of implements, planters and other equipment for its product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; min-tils, which break up soil and mix crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes tractor-pulled manure spreaders, which fertilize fields with the controlled application of sludge or solid manure, and loaders, which are used for a variety of tasks including lifting and transporting hay crops. The Company sells implements, planters and other products under the Hesston, White-New Idea, Black Machine, Massey Ferguson, Tye, Farmhand, Glencoe, Deutz and Fendt brand names. Hay tools and forage equipment, implements and other products accounted for 12%, 12% and 11% of the Company's net sales in 1997, 1996 and 1995, respectively.

         Replacement Parts

         In addition to sales of new equipment, the replacement parts business is an important source of revenue and profitability for both the Company and its dealers. The Company sells replacement parts for products sold under all of its brand names, many of which are proprietary. These parts help keep farm equipment in use, including products no longer in production. Since most of the Company's products can be economically maintained with parts and service for a period of 10 to 20 years, each product which enters the marketplace provides the Company with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 16%, 17% and 18% of the Company's net sales in 1997, 1996 and 1995, respectively.

MARKETING AND DISTRIBUTION

         The Company distributes its products primarily through a network of independent dealers and distributors. The Company"s dealers are responsible for retail sales to the equipment"s end user in addition to after-sales service and support of the equipment. The Company"s distributors may sell the Company products through a network of dealers supported by the distributor. Through the Company's acquisitions and dealer development activities, the Company has broadened its product line, expanded its dealer network and strengthened its geographic presence in Western Europe, North America, South America and the rest of the world. The Company's sales are not dependent on any specific dealer, distributor or group of dealers.

         Western Europe

         Fully assembled tractors and other equipment are marketed by wholly-owned distribution companies in most major Western European markets. These distribution companies support a combined network of approximately 2,500 independent Massey Ferguson and Fendt dealers and agricultural cooperatives in Western Europe. In addition, the Company sells through independent distributors and associates in certain markets in Western Europe, which distribute through approximately 750 Massey Ferguson and Fendt dealers. In most cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for 47%, 43% and 45% of the Company"s net sales in 1997, 1996 and 1995, respectively.

         North America

         The Company markets and distributes its farm machinery, equipment and replacement parts to farmers in North America through a network of dealers supporting approximately 6,700 dealer contracts. Each of the Company's approximately 2,575 independent dealers represents one or more of the Company's distribution lines or brand names. Dealers may also handle competitive and dissimilar lines of products. The Company intends to maintain the separate strengths and identities of its brand names and product lines. The Company has been able to increase sales, as well as dealer focus on its products, by establishing crossover contracts. Sales in North America accounted for 30%, 36% and 38% of the Company"s net sales in 1997, 1996 and 1995, respectively.

         South America

         The Company markets and distributes its farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, the Company distributes products directly to approximately 420 independent dealers primarily supporting either the Massey Ferguson, IDEAL, or Deutz brand names. Outside of Brazil and Argentina, the Company sells its products in South America through independent distributors. In Brazil, federal laws are extremely protective of the dealers and prohibit a manufacturer from selling any of its products in Brazil except through its dealer network. Additionally, each dealer has the exclusive right to sell its manufacturer"s product in its designated territory and as a result, no dealer may represent more than one manufacturer. Sales in South America accounted for 10%, 4% and 1% of the Company"s net sales in 1997, 1996 and 1995, respectively.

         Rest of the World

         Outside Western Europe, North America and South America, the Company operates primarily through a network of approximately 2,330 independent Massey Ferguson and Fendt distributors and dealers, as well as associates and licensees, marketing the Company"s products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia, where the Company directly supports its dealer network, the Company utilizes independent distributors, associates and licensees to sell its products. These arrangements allow AGCO to benefit from local market expertise to establish strong market positions with limited investment. In some cases, AGCO also sells agricultural equipment directly to governmental agencies. The Company will continue to actively support the local production and distribution of Massey-licensed products by third party distributors, associates and licensees. Sales outside Western Europe, North America, and South America accounted for 13%, 17% and 16% of the Company"s net sales in 1997, 1996 and 1995, respectively.

         In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for the Company's products and a source of low cost production for certain Massey Ferguson products. Associates are entities in which the Company has an ownership interest, most notably in India. Licensees are entities in which the Company has no direct ownership interest, most notably in Pakistan, Turkey and Argentina. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson equipment in its home country, but may not sell these products in other countries. The Company generally licenses to these associate companies certain technology, as well as the right to use Massey Ferguson's trade names. The Company sells products to associates and licensees in the form of components used in local manufacturing operations, tractor sets supplied in completely knocked down ("CKD") kits for local assembly and distribution and fully assembled tractors for local distribution only. In certain countries, the arrangements with licensees and associates have evolved to where the Company is principally providing technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson brand name in the licensed territory and may also become a source of low cost production to the Company.

         Parts Distribution

         In Western Europe, the parts operation is supported by master distribution facilities in Desford, England and Ennery, France and regional parts facilities in Spain and Denmark. The Company supports its sales of replacement parts in North America through its master parts warehouse in Batavia, Illinois and regional warehouses throughout North America. In the Asia/Pacific region, the Company's parts operation is supported by a master distribution facility in Melbourne, Australia. In South America, replacement parts are maintained and distributed primarily from its manufacturing facilities.

         Dealer Support and Supervision

         The Company believes that one of the most important criteria affecting a farmer's decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. The Company provides significant support to its dealers in order to improve the quality and size of its dealer network. The Company monitors each dealer's performance and profitability as well as establishes programs which focus on the continual improvement of the dealer. In North America, the

Company also identifies open markets with the greatest potential for each brand and selects an existing AGCO dealer, or a new dealer, who would best represent the brand in that territory. AGCO protects each existing dealer's territory and will not place the same brand within that protected area. Internationally, the Company also focuses on the development of its dealers. The Company analyzes, on an ongoing basis, the regions of each country where market share is not acceptable. Based on this analysis, an additional dealer may be needed in that territory, or a nonperforming dealer may need to be replaced or refocused on performance standards.

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

RETAIL FINANCING

         Through its retail financing joint ventures located in North America, the United Kingdom, France and Germany, the Company provides a competitive and dedicated financing source for AGCO dealers' sales of the Company's products as well as equipment produced by other manufacturers. These retail finance companies are owned 49% by the Company and 51% by a wholly-owned subsidiary of Rabobank. Finance programs can be tailored to prevailing market conditions and can enhance the Company's sales efforts.

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

         Western Europe

         The Company's manufacturing operations in Western Europe are performed in tractor manufacturing facilities located in Coventry, England; Beauvais, France and Marktoberdorf, Germany. The Coventry facility produces tractors marketed under the Massey Ferguson, AGCO Allis and White brand names ranging from 38 to 110 horsepower that are sold worldwide in fully-assembled form or as CKD kits for final assembly by licensees and associates. The Beauvais facility produces 70 to 215 horsepower tractors sold in fully-assembled form also marketed under the Massey Ferguson, AGCO Allis and White brand names. The Marktoberdorf facility produces 50 to 260 horsepower tractors sold in fully-assembled form and marketed under the Fendt brand name. The Company also assembles forklifts for sale to third parties and manufactures hydraulics for its Fendt tractors and for sale to third parties in its Kempten, Germany facility, and assembles cabs for its Fendt tractors in Baumenheim, Germany. Additionally, as part of the Dronningborg Acquisition, the Company began manufacturing conventional combines marketed under the Massey Ferguson brand name in a facility located in Randers, Denmark. The Company also formed a joint venture with Renault Agriculture S.A. ("Renault"), for the manufacture of driveline assemblies for high horsepower AGCO and Renault tractors at the Company's facility in Beauvais (the "GIMA Joint Venture"). By sharing overhead and engineering costs, the GIMA Joint Venture has resulted in a decrease in the cost of these components.

         North America

         The Company manufactures and assembles GLEANER and Massey Ferguson rotary and conventional combines and combine heads at its Independence, Missouri facility. The Company leases a manufacturing facility in Coldwater, Ohio, where it produces its White-New Idea line of hay tools and forage equipment and implements; Black Machine planters; AGCO Allis, White, Massey Ferguson and AGCOSTAR tractors; cultivating and tillage equipment marketed under the Glencoe brand name and tillage equipment and loaders marketed under the Farmhand brand name. The Company also leases a manufacturing facility in Lockney, Texas where it produces drill planters and tillage equipment marketed under the Tye brand name. As part of the HFI joint venture, the Company produces Hesston, White-New Idea and Massey Ferguson hay tools and forage equipment in Hesston, Kansas. The HFI partnership agreement provides for HFI to manufacture hay tools and forage equipment for sale to the Company and Case at cost. By sharing the facilities with Case, the Company is able to increase HFI's capacity utilization and reduce the Company's product cost by sharing overhead and product development costs. The Company also maintains a facility in Queretaro, Mexico where tractors are assembled for distribution in the Mexican market.

         South America

         The Company's manufacturing operations in South America are located in Brazil and Argentina. In Brazil, the Company manufactures and assembles Massey Ferguson tractors, ranging from 50 to 173 horsepower, and industrial loader-backhoes at its facility in Canoas, Rio Grande do Sul. The Company also manufactures conventional combines marketed under the Massey Ferguson, Deutz and IDEAL brand names in Santa Rosa, Rio Grande do Sul. In Argentina, the Company manufactures Deutz branded tractors, ranging from 60 to 190 horsepower, and engine components, and it also assembles light duty trucks in Haedo, Argentina. The Noetinger, Argentina facility is used for the assembly of implements. In December 1997, the Company formed the Argentina Engine Joint Venture for the manufacture of diesel engines, for its equipment and for sale to third parties, at the facility in San Luis, Argentina, which is owned 50% by the joint venture.

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

         The Company purchases certain products it distributes from third party suppliers. The Company purchases its standard and specialty tractors from Landini S.p.A. ("Landini") and distributes these tractors under the Landini brand name in the United States and Canada and under the Massey Ferguson brand name outside of North America. In addition, certain Massey Ferguson tractor models are purchased from licensees in Poland and Turkey and from Iseki & Company, Limited, a Japanese manufacturer. The Company also purchases certain other tractors, implements, and hay and forage equipment from various third-party suppliers.

         In addition to the purchase of machinery, significant components used in the Company's manufacturing operations, such as engines, are supplied by third-party companies. The Company selects third-party suppliers which it believes have the lowest cost, highest quality and most appropriate technology. The Company also assists in the development of these products or component parts based upon its own design requirements. The Company's past experience with outside suppliers has been favorable. Although the Company is currently dependent upon outside suppliers for several of its products, the Company believes that, if necessary, alternative sources of supply could be found.

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

ENGINEERING AND RESEARCH

         The Company makes significant expenditures for engineering and applied research to improve the quality and performance of its products and to develop new products. The Company expended approximately $54.1 million (1.7% of net sales), $27.7 million (1.2% of net sales) and $24.1 million (1.1% of net sales) in 1997, 1996 and 1995, respectively, on engineering and research.

PATENTS AND TRADEMARKS, TRADE NAMES AND BRAND NAMES

         The Company owns and has licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to its products and businesses. The Company defends its patent, trademark and trade and brand name rights primarily by monitoring competitors' machines, industry publications and conducting other investigative work. The Company considers its intellectual property rights, including its rights to use the AGCO, AGCO Allis, Massey Ferguson, Fendt, GLEANER, White, Hesston, New Idea, Landini, Black Machine, AGCOSTAR, Tye, Farmhand, Glencoe, IDEAL, and Deutz (South America) trade and brand names, important in the operation of its businesses; however, the Company does not believe it is dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. AGCO, GLEANER, Hesston, Massey Ferguson, AGCOSTAR, New Idea, Tye, Farmhand and Glencoe are registered trademarks of the Company. In addition, Fendt is a registered trademark in Germany, and the Company has a pending trademark registration for the Fendt brand name in the U.S. and Canada.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 11,000 employees, including approximately 2,700 employees in the United States and Canada. A majority of the Company's employees at its manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with expiration dates ranging from 1998 to 2002. The Company is currently in negotiation with labor unions in Coldwater, Ohio and in the United Kingdom relating to the terms of new agreements for collective bargaining agreements which expire in March and April, 1998, respectively.

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

         The Company is subject to various national, federal, state and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate the Company's contractual relationships with its dealers. These laws impose substantive standards on the relationship between the Company and its dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such state laws could adversely affect the ability of the Company to rationalize its dealer network.

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

FINANCIAL INFORMATION ON GEOGRAPHICAL AREAS

         For financial information on geographic areas, see page 40 of the Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

FORWARD LOOKING STATEMENTS

         Certain information included in Management's Discussion and analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including the information set forth under "--Outlook". Although the company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Additionally, the Company's financial results are sensitive to movement in interest rates and foreign currencies, as well as general economic conditions, pricing and product actions taken by competitors, production disruptions and changes in environmental, international trade and other laws which impact the way in which it conducts its business. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed in conjunction with the Company's filing with the Securities and Exchange Commission.

Item 2.  PROPERTIES

         The principal properties of the Company as of December 31, 1997 are as follows:

                                                                                          Leased               Owned
Location                                         Description of Property                 (sq. ft.)            (sq. ft.)
--------                                         -----------------------                 ---------           ----------
North America:
  Duluth, Georgia ...........................    Corporate Headquarters                                         125,000
  Duluth, Georgia  (A).......................    Corporate Office                                                47,000
  Coldwater, Ohio (B)........................    Manufacturing                           1,490,000
  Hesston, Kansas (C)........................    Manufacturing                                                1,115,000
  Independence, Missouri.....................    Manufacturing                                                  450,000
  Lockney, Texas.............................    Manufacturing                             190,000
  Queretaro, Mexico..........................    Manufacturing                                                   13,500
  Kansas City, Missouri......................    Warehouse                                 425,000
  Batavia, Illinois..........................    Parts Distribution                        310,200
  Des Moines, Iowa (D).......................    Retail Finance Office                      23,850
International:
  Coventry, United Kingdom...................    Regional Headquarters/Manufacturing                          4,135,150
  Beauvais, France...........................    Manufacturing                                                3,740,000
  Marktoberdorf, Germany.....................    Manufacturing                                                2,411,000
  Baumenheim, Germany........................    Manufacturing                                                1,890,000
  Kempten, Germany...........................    Manufacturing                                                  582,000
  Randers, Denmark...........................    Manufacturing                                                  683,000
  Haedo, Argentina...........................    Manufacturing                                                  489,450
  Noetinger, Argentina.......................    Manufacturing                                                  156,170
  San Luis, Argentina (E)....................    Manufacturing                                                   57,860
  Canoas, Rio Grande do Sul, Brazil..........    Regional Headquarters /Manufacturing                           452,400
  Santa Rosa, Rio Grande do Sul, Brazil......    Manufacturing                                                  297,100
  Ennery, France.............................    Parts Distribution                                             269,100
  Sunshine, Victoria, Australia..............    Regional Headquarters                                           37,200
  Tottenham, Victoria, Australia.............    Parts Distribution                                             179,960
  Stoneleigh, United Kingdom.................    Training Facility/Office                   44,000

-------------

(A)      The Company is currently marketing this corporate office for sale.

(B) In conjunction with the White-New Idea Acquisition in December 1993, the Company agreed to purchase the Coldwater, Ohio manufacturing facility from Allied subject to satisfactory completion of an environmental audit. During 1995, the Company entered into an agreement with Allied to lease the Coldwater, Ohio facility for a period of up to five years. During this time, Allied is responsible for the environmental clean-up of the facility, including all costs associated with the clean-up. Upon successful completion of the environmental clean-up, the Company will acquire the Coldwater, Ohio facility for the original agreed upon amount of $3.2 million.

(C)      Owned by HFI, a joint venture in which the Company has a 50% interest.

(D) Owned by the Agricredit-North America Joint Venture, in which the Company has a 49% interest.

(E) Owned by the Argentina Engine Joint Venture, in which the Company has a 50% interest.

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

Item 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY  HOLDERS

         Not Applicable.
                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The dividend and market price information under the heading "Trading and Dividend Information" on page 15 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item. 6. SELECTED  FINANCIAL  DATA

         The information under the heading "Selected Financial Data" for the years ended December 31, 1993 through 1997 on page 15 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 23 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the heading "Foreign Currency Risk Management" in "Management's Discussion and Analysis and Results of Operations" and in Footnote 1 - "Financial Instruments" of the Notes to Consolidated Financial Statements on pages 23 and 31, respectively, of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

         The following financial statements of the Registrant and its subsidiaries included on pages 24 through 41 of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference:

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Balance Sheets as of December 31, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Quarterly Results" on pages 20 and 21 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

Item 10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

         The information under the heading "Election of Directors" and the information under the heading "Directors Continuing in Office" on pages 2 and 3, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1998 is incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Executive Officers" on pages 20 through 22 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1998 is incorporated herein by reference for information on the executive officers of the Registrant. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1998 is incorporated herein by reference.

Item 11. EXECUTIVE  COMPENSATION

         The information under the heading "Board of Directors and Certain Committees of the Board," the information under the heading "Compensation Committee Interlocks and Insider Participation" and the information under the heading "Executive Compensation" on pages 4 and 5, page 5, and pages 12 through 14, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1998 are incorporated herein by reference.

Item 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

         The information under the heading "Principal Holders of Common Stock" on pages 9 through 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1998 is incorporated herein by reference.

Item 13. CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS

         The information under the heading "Certain Relationships and Related Transactions" on page 22 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1998 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)1. The following consolidated financial statements of AGCO Corporation and its subsidiaries, included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Part II, Item 8:

                  Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Balance Sheets at December 31, 1997 and 1996.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Public Accountants.

   (a)2. The following Report of Independent Public Accountants and the Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages F-1 through F-2.


                  Schedule                  Description
                  --------                  -----------
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

   (a)3. The following exhibits are filed or incorporated by reference as part of this report.

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

          4.3     Indenture between AGCO Corporation and SunTrust Bank, as
                  Trustee, dated as of March 20, 1996, incorporated by reference to the Company"s Annual Report on Form 10-K for the year ended
                  December 31, 1995.

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

         10.5     Shareholders Agreement dated February 15, 1995 between Massey
                  Ferguson GmbH and DeLage Landen Leasing GmbH incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.6     Tractor Distributor Agreement by and between Landini S.p.A.
                  and AGCO Corporation dated February 1, 1995 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

         10.7 Deferred Compensation Plan incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.8     1991 Stock Option Plan, as amended.

         10.9     Form of Stock Option  Agreements  (Statutory and  Nonstatutory)
                  incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.10    Amended and Restated Long-Term Incentive Plan.

         10.11    Nonemployee Director Stock Incentive Plan, as amended.

         10.12 Management Incentive Compensation Plan incorporated by reference to the Company"s Annual Report on Form 10-K for the year ended December 31, 1995.

         10.13 Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings Limited, Varity GmbH, Massey Ferguson
                  GmbH, Massey Ferguson Industries Limited, Massey Ferguson
                  (Delaware) Inc. and Varity Corporation dated as of April 26,
                  1994 incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

         10.14    Credit Agreement dated as of January 14, 1997 among AGCO
                  Corporation, AGCO Canada, Ltd., Massey Ferguson Manufacturing
                  Limited, Massey Ferguson Limited, AGCO Limited, Massey
                  Ferguson S.A., AGCO Holding B.V., and Massey Ferguson GmbH, the lenders listed on the signatures pages thereof;
                  Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                  "Rabobank Nederland", New York Branch ("Rabobank"), SunTrust
                  Bank Atlanta, and Deutsche Bank AG, New York Branch, as
                  Co-Managers; Deutsche Bank Canada, as Canadian administrative agent, and Rabobank, as administrative agent for the lenders, as amended by the parties thereto on February 24, 1997 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.15    Limited Liability Company Agreement of Agricredit Acceptance
                  LLC dated November 1, 1996 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996.

         10.16    Agreement dated June 27, 1996 by and between Iochpe-Maxion S.A.
                  and AGCO Corporation incorporated by reference to the Company"s current report on Form 8-K dated June 28, 1996.

         10.17    Engine Supply Agreement dated June 27, 1996 by and between
                  Iochpe-Maxion S.A. and AGCO Corporation incorporated by reference to the Company"s current report on Form 8-K dated June 28, 1996.

         10.18    Employment and Severance Agreement by and between AGCO
                  Corporation and Robert J. Ratliff incorporated by reference to the Company"s Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.19    Employment and Severance Agreement by and between AGCO
                  Corporation and John M. Shumejda incorporated by reference to the Company"s Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.20    Employment and Severance Agreement by and between AGCO
                  Corporation and James M. Seaver incorporated by reference to the Company"s Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.21    Employment and Severance Agreement by and between AGCO
                  Corporation and Daniel H. Hazelton incorporated by reference to the Company"s Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.22    Employment and Severance Agreement by and between AGCO Corporation and Chris E. Perkins.

         10.23 Severance and Release Agreement by and between AGCO Corporation and Jean-Paul Richard.

         12.0     Statement re: Computation of Earnings to Combined Fixed Charges.

         13.0     Portions  of the AGCO  Corporation  Annual  Report to  Stockholders
                  for the year ended  December  31, 1997 expressly incorporated herein by reference.

         21.0     Subsidiaries of the Registrant.

         23.0     Consent of Arthur Andersen LLP, independent public accountants.

         27.1     Financial Data Schedule - December 31, 1997 (filed for SEC reporting purposes only).

         27.2     Restated Financial Data Schedule - December 31, 1996 (filed for
                  SEC reporting purposes only).

   (b)  Reports on Form 8-K

        None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AGCO Corporation

                                             By:  /s/ Robert J. Ratliff
                                                -------------------------
                                                Robert J. Ratliff
                                                Chairman of the Board and
                                                Chief Executive Officer

         Dated: March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

             Signature                       Title                                       Date
            -----------                     -------                                    --------
       /s/ Robert J. Ratliff        Chairman of the Board and Chief Executive        March 31, 1998
       -------------------------       Officer
           Robert J. Ratliff

       /s/ John M. Shumejda         President and Chief Operating Officer            March 31, 1998
       -------------------------
           John M. Shumejda

       /s/ Chris E. Perkins         Vice President and Chief Financial               March 31, 1998
       -------------------------       Officer (Principal Financial Officer and
           Chris E. Perkins            Principal Accounting Officer)

       /s/ Henry J. Claycamp        Director                                         March 31, 1998
       -------------------------
           Henry J. Claycamp

       /s/ William H. Fike          Director                                         March 31, 1998
       -------------------------
           William H. Fike

       /s/ Gerald B. Johanneson     Director                                         March 31, 1998
       -------------------------
           Gerald B. Johanneson

       /s/ Richard P. Johnston      Director                                         March 31, 1998
       -------------------------
           Richard P. Johnston

       /s/ Anthony D. Loehnis       Director                                         March 31, 1998
       -------------------------
           Anthony D. Loehnis

       /s/ Alan S. McDowell         Director                                         March 31, 1998
       -------------------------
           Alan S. McDowell

       /s/ Hamilton Robinson, Jr.   Director                                         March 31, 1998
       -------------------------
           Hamilton Robinson, Jr.

       /s/ Wolfgang Sauer           Director                                         March 31, 1998
       -------------------------
           Wolfgang Sauer

       /s/ Thomas H. Wyman          Director                                         March 31, 1998
       -------------------------
           Thomas H. Wyman

                           ANNUAL REPORT ON FORM 10-K

                                  ITEM 14(A)(2)

                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of AGCO Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of AGCO CORPORATION and SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders" equity, and cash flows for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               ARTHUR ANDERSEN LLP




Atlanta, Georgia
February 5, 1998

                                                                     Schedule II
                        AGCO CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)


                                                                                     Additions
                                                                                --------------------
                                                                                Charged    Charged
                                                      Balance at                To Costs  (Credited)                 Balance
                                                      Beginning     Acquired      and      To Other                  at End
             Description                              of Period    Businesses   Expenses   Accounts    Deductions   of Period
       ------------------------                       ----------   ----------   --------   ---------   ----------   ---------
YEAR ENDED DECEMBER 31, 1997
   Allowances for sales incentive discounts and
     doubtful receivables:
     Equipment Operations ........................... $     75.8   $      4.1   $  116.1   $      --   $    (98.8)  $    97.2
                                                      ==========   ==========   ========   =========   ==========   =========

YEAR ENDED DECEMBER 31, 1996
   Allowances for sales incentive discounts and
     doubtful receivables:
     Equipment Operations ........................... $     62.5   $      3.3   $   91.5   $      --   $    (81.5)  $    75.8
                                                      ==========   ==========   ========   =========   ==========   =========

YEAR ENDED DECEMBER 31, 1995
   Allowances for sales incentive discounts and
     doubtful receivables:
     Equipment Operations ........................... $     60.1   $      2.2   $   83.9   $      --   $    (83.7)  $    62.5
                                                      ----------   ----------   --------   ---------   ----------   ---------
     Finance Company ................................       10.0           --        4.3          --         (1.5)       12.8
                                                      ----------   ----------   --------   ---------   ----------   ---------
       Consolidated receivable allowances ........... $     70.1   $      2.2   $   88.2   $      --   $    (85.2)  $    75.3
                                                      ==========   ==========   ========   =========   ==========   =========

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION                                                               PAGE
-----------                         -----------                                                               ----
       3.1     Certificate of Incorporation of Registrant.                                                      *
       3.2     By-Laws of the Registrant.                                                                       -
       4.1     Rights Agreement between and among AGCO Corporation and Chemical Bank.                           *
       4.2     Certificate of Designation of the Junior Cumulative Preferred Stock of the Company.              *
       4.3     Indenture between AGCO Corporation and SunTrust Bank, as Trustee.                                *
      10.1     HFI Partnership Agreement.                                                                       *
      10.2     Joint Venture Agreement between Massey Ferguson S.A., Renault Agriculture S.A.                   *
               and Massey Ferguson Group Limited.
      10.3     Massey Ferguson Finance France SNC Agreement among and between Massey Ferguson S.A.              *
               and DeLage Landen Leasing S.A.
      10.4     Shareholders Agreement in respect of Massey Ferguson Finance
               Limited among and between Massey * Ferguson Limited, DeLage
               Landen Financial Services Limited and DeLage Landen B.V.
      10.5     Shareholders Agreement between Massey Ferguson GmbH and DeLage Landen B.V.                       *
      10.6     Tractor Distributor Agreement by and between Landini S.p.A. and AGCO Corporation.                *
      10.7     Deferred Compensation Plan.                                                                      *
      10.8     1991 Stock Option Plan, as amended.                                                              -
      10.9     Form of Stock Option Agreements (Statutory and Nonstatutory).                                    *
      10.10    Amended and Restated Long-Term Incentive Plan.                                                   -
      10.11    Nonemployee Director Stock Incentive Plan, as amended.                                           -
      10.12    Management Incentive Compensation Plan.                                                          *
      10.13    Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings               *
               Limited, Varity GmbH, Massey Ferguson GmbH, Massey Ferguson Industries Limited, Massey
               Ferguson (Delaware) Inc. and Varity Corporation.
      10.14    Credit Agreement dated as of January 14, 1997, among AGCO Corporation, AGCO Canada, Ltd.,        *
               Massey Ferguson Manufacturing Limited, Massey Ferguson Limited, AGCO Limited, Massey
               Ferguson S.A., AGCO Holding B.V., Massey Ferguson GmbH and the lenders listed on the signature pages thereof, Cooperatieve Centrale Raiffesen - Boerenleenbank B.A., "RABOBANK
               NEDERLAND", New York Branch ("Rabobank"),SunTrust Bank, Atlanta, and Deutsche Bank AG,
               New York Branch, as Co-Managers; Deutsche Bank Canada, as Canadian Administrative
               Agent and Rabobank, as Administrative Agent for the lenders, as amended by the parties thereto on February 24, 1997.
      10.15    Limited Liability Company Agreement of Agricredit Acceptance LLC                                 *
      10.16    Agreement dated June 27, 1996 by and between Iochpe-Maxion S.A. and AGCO Corporation             *
      10.17    Engine Supply Agreement dated June 27, 1996 by and between Iochpe-Maxion S.A. and AGCO           *
               Corporation
      10.18    Employment and Severance Agreement by and between AGCO Corporation and Robert J. Ratliff.        *
      10.19    Employment and Severance Agreement by and between AGCO Corporation and John M. Shumejda.         *
      10.20    Employment and Severance Agreement by and between AGCO Corporation and James M. Seaver.          *
      10.21    Employment and Severance Agreement by and between AGCO Corporation and Daniel H. Hazelton.       *
      10.22    Employment and Severance Agreement by and between AGCO Corporation and Chris E. Perkins.         -
      10.23    Severance and Release Agreement by and between AGCO Corporation and Jean-Paul Richard.           -
      12.0     Statement re: Computation of Earnings to Combined Fixed Charges.                                 -
      13.0     AGCO Corporation Annual Report to Stockholders for the year ended December 31, 1997.             -
      21.0     Subsidiaries of the Registrant.                                                                  -
      23.0     Consent of Arthur Andersen LLP, independent public accountants.                                  -
      27.1     Financial Data Schedule - December 31, 1997 (filed for SEC reporting purposes only)              -
      27.2     Restated Financial Data Schedule - December 31, 1996 (filed for SEC reporting purposes only)     -

--------------
   * Incorporated herein by reference