Form 10-Q
period 1998-03-31
AGCO CORP /DE
filed 1998-05-15
CIK 880266

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

For the quarterly period ended March 31, 1998

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

                            4205 River Green Parkway
                              Duluth, Georgia 30096
                         (Address of principal executive
                           offices including zip code)

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

     Common stock par value $.01 per share: 62,991,311 shares outstanding as of March 31, 1998.
--------------------------------------------------------------------------------

                                       AGCO CORPORATION AND SUBSIDIARIES

                                                     INDEX

                                                                                                             Page
                                                                                                           Numbers
                                                                                                          ----------

    PART I.  FINANCIAL INFORMATION:

        Item 1.       Financial Statements

                      Condensed Consolidated Balance
                      Sheets - March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . .  3

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                      Condensed Consolidated Statements
                      of Cash Flows for the Three Months
                      Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                      Notes to Condensed Consolidated
                      Financial Statements .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . . . 14

 PART II.  OTHER INFORMATION:

        Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

      SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                        March 31,          December 31,
                                                                                          1998                1997
                                                                                   -----------------    -----------------
    ASSETS                                                                           (Unaudited)
    Current Assets:
       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      $     6.4             $    31.2
       Accounts and notes receivable, net of allowances  . . . . . . . . . . . .        1,072.3                 978.7
       Receivables from affiliates . . . . . . . . . . . . . . . . . . . . . . .           24.4                  18.5
       Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          709.5                 622.7
       Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           64.7                  63.7
                                                                                    ----------------     ----------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .        1,877.3               1,714.8

    Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .          400.1                 403.7
    Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .           91.5                  87.6
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           77.9                  75.8
    Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          336.8                 339.0
                                                                                    ----------------     ----------------
            Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,783.6             $ 2,620.9
                                                                                    ================     ================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   303.5             $   350.1
       Payables to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .           16.3                  17.4
       Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          402.9                 430.0
       Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           31.8                  33.0
                                                                                    ----------------     ----------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .          754.5                 830.5
                                                                                    ----------------     ----------------
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          957.4                 727.4
    Postretirement health care benefits. . . . . . . . . . . . . . . . . . . . .           24.5                  24.5
    Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . .           48.4                  46.9
                                                                                    ----------------     ----------------
            Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        1,784.8               1,629.3
    Stockholders' Equity :
       Common Stock: $0.01 par value, 150,000,000 shares
           authorized, and 62,991,311 and 62,972,423 shares issued and outstanding at March 31, 1998 and December 31, 1997,
           respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.6                   0.6
       Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .          515.2                 515.0
       Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .          609.7                 577.6
       Unearned compensation.  . . . . . . . . . . . . . . . . . . . . . . . . .          (17.6)                (20.0)
       Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . .         (109.1)                (81.6)
                                                                                    ----------------     ----------------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .          998.8                 991.6
                                                                                    ----------------     ----------------
        Total liabilities and stockholders' equity . . . . . . . . . . . . . . .      $ 2,783.6             $ 2,620.9
                                                                                    ================     ================

         See accompanying notes to condensed consolidated financial statements.

                                       AGCO CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited and in millions, except per share data)


                                                                                      Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                      1998                1997
                                                                                  --------------     --------------


Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 701.5            $ 704.3
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        557.0              570.0
                                                                                  --------------     --------------
      Gross margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        144.5              134.3

Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13.6               13.2
Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .         63.0               61.9
Nonrecurring expenses. . . . . . . . . . . . . . .  . . . . . . . . . . . . . .           -                 2.6
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .         67.9               56.6

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15.0               13.2
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5.4                4.6
                                                                                  --------------     --------------
Income before income taxes, equity in net earnings of
     affiliates and extraordinary loss. . . . . . . . . . . . . . . . . . . . .         47.5               38.8

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         17.6               13.6
                                                                                  --------------     --------------
Income before equity in net earnings of affiliates
     and extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . .         29.9               25.2

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .          2.8                2.6
                                                                                  --------------     --------------
Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . .         32.7               27.8

Extraordinary loss, net of taxes. . . . . . . . . . . . . . . . . . . . . . . .          -                 (2.1)
                                                                                  --------------     --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 32.7            $  25.7
                                                                                  ==============     ==============
Net income per common share:
   Basic:
       Income before extraordinary loss . . . . . . . . . . . . . . . . . . . .       $.0.53            $  0.49
       Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                (0.04)
                                                                                  --------------     --------------
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 0.53            $  0.45
                                                                                  ==============     ==============
   Diluted:
       Income before extraordinary loss . . . . . . . . . . . . . . . . . . . .       $ 0.52            $  0.47
       Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                (0.03)
                                                                                  --------------     --------------
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 0.52            $  0.44
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
       Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61.5               57.3
                                                                                  ==============     ==============
       Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63.3               59.0
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .       $ 0.01            $  0.01
                                                                                  ==============     ==============


         See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                    Three Months Ended March 31,
                                                                                 ----------------------------------
                                                                                     1998               1997
                                                                                 ---------------    ---------------
Cash flows from operating activities:
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 32.7              $ 25.7
                                                                                 ---------------    ---------------
     Adjustments  to  reconcile  net  income  to net  cash  used  for  operating activities:
         Extraordinary loss, net of taxes . . . . . . . . . . . . . . . . . . .      -                    2.1
         Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .      13.8                12.3
         Equity in net earnings of
            affiliates, net of cash received. . . . . . . . . . . . . . . . . .      (2.8)               (2.6)
         Deferred income tax provision  . . . . . . . . . . . . . . . . . . . .       0.1                 4.1
         Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . .       3.0                 3.1
         Amortization of unearned compensation  . . . . . . . . . . . . . . . .       2.4                 1.9
         Changes in  operating  assets  and  liabilities,  net of  effects  from purchase of businesses:
            Accounts and notes receivable, net. . . . . . . . . . . . . . . . .    (119.5)              (79.2)
            Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . .     (91.9)              (90.5)
            Other current and noncurrent assets . . . . . . . . . . . . . . . .      (8.7)                2.2
            Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     (44.9)               (8.5)
            Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     (31.7)              (45.8)
            Other current and noncurrent liabilities. . . . . . . . . . . . . .       1.1                 5.7
                                                                                 ---------------    ---------------
              Total adjustments. . . . . .  . . . . . . . . . . . . . . . . . .    (279.1)             (195.2)
                                                                                  ---------------    ---------------
              Net cash used for operating activities. . . . . . . . . . . . . .    (246.4)             (169.5)
                                                                                 ---------------    ---------------
Cash flows from investing activities:
     Purchase of businesses, net of cash acquired . . . . . . . . . . . . . . .       -                (283.8)
     Proceeds from sale of businesses. . . . . . .  . . . . . . . . . . . . . .       9.3                  -
     Purchase of property, plant and equipment. . . . . . . . . . . . . . . . .     (13.8)               (7.6)
                                                                                 ---------------    ---------------
            Net cash used for investing activities. . . . . . . . . . . . . . .      (4.5)             (291.4)
                                                                                 ---------------    ---------------
Cash flows from financing activities:
     Proceeds from long-term debt, net  . . . . . . . . . . . . . . . . . . . .     227.0               310.8
     Payment of debt issuance costs . . . . . . . . . . . . . . . . . . . . . .        -                 (3.4)
     Proceeds from issuance of common stock. . . . . .  . . . . . . . . . . . .       0.1               141.4
     Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . . .      (0.6)               (0.6)
                                                                                 ---------------    ---------------
            Net cash provided by financing activities . . . . . . . . . . . . .     226.5               448.2
                                                                                 ---------------    ---------------
Effect of exchange rate changes on cash and cash equivalents. . . . . . . . . .      (0.4)               (3.4)
Decrease  in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .     (24.8)              (16.1)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . .      31.2                41.7
                                                                                 ---------------    ---------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .    $  6.4              $ 25.6
                                                                                 ===============    ===============


         See accompanying notes to condensed consolidated financial statements.

                       AGCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

2.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations for the three months ended March 31, 1997 included a charge for nonrecurring expenses of $2.6 million, or $.03 per common share on a diluted basis. The nonrecurring charge included $1.4 million related to the restructuring of the Company's European operations, acquired in the acquisition of Massey Ferguson (the "Massey Acquisition") in June 1994, and $1.2 million for the integration of the operations of Deutz Argentina S.A. ("Deutz Argentina") and Xaver Fendt GmbH & Co. KG ("Fendt"), which were acquired in December 1996 and January 1997, respectively. The nonrecurring charge consisted primarily of employee related costs.

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 1998 and December 31, 1997 (in millions):

                                                                                  March 31,              December 31,
                                                                                    1998                    1997
                                                                                ---------------    --------------------
Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . . . . .     $    691.2              $    460.7
Senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . .          248.1                   248.1
Other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18.1                    18.6
                                                                                ---------------    --------------------
                                                                                  $    957.4              $    727.4
                                                                                ===============    ====================

         The Company's revolving credit facility allows for borrowings of up to $1.1 billion. Lending commitments under the revolving credit facility reduce from the current commitment of $1.1 billion as of March 31, 1998 to $1.0 billion on January 1, 1999. In addition, borrowings under the revolving credit facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of March 31, 1998, approximately $691.2 million was outstanding under the revolving credit facility and available borrowings were approximately $365.8 million.

4.       EXTRAORDINARY LOSS

         During the first quarter of 1997, as part of the refinancing of the Company's revolving credit facility in January 1997, the Company recorded an extraordinary loss of $2.1 million, net of taxes of $1.4 million, for the write-off of unamortized debt costs.

5.       NET INCOME PER COMMON SHARE

                  Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. All prior period earnings per share data has been restated to conform with the provisions of SFAS 128. The per share amounts reported under SFAS 128 are not materially different than those calculated and presented under the previous method of calculation as specified under Accounting Principles Board Opinion No. 15.

         Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock.

         A reconciliation of net income and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per common share for the three months ended March 31, 1998 and 1997 is as follows
(in millions, except per share data):

Basic Earnings Per Share                                                           Three Months Ended
                                                                                       March 31,
                                                                                  1998           1997
                                                                                ----------     ----------
Weighted average number of common shares outstanding . . . . . . . . . . .           61.5          57.3
                                                                                ==========     ==========
Income before extraordinary loss . . . . . . . . . . . . . . . . . . . . .       $   32.7        $ 27.8
Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -             (2.1)
                                                                                ----------     ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   32.7        $ 25.7
Net income per common share:
  Income before extraordinary loss . . . . . . . . . . . . . . . . . . . .       $   0.53        $ 0.49
  Extraordinary loss.  . . . . . . . . . . . . . . . . . . . . . . . . . .           -           (0.04)
                                                                                ----------     ----------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  0.53        $ 0.45
                                                                                ==========     ==========
Diluted Earnings Per Share

Weighted average number of common shares outstanding . . . . . . . . . . .          61.5          57.3
Shares issued upon assumed vesting of restricted stock . . . . . . . . . .           1.5           1.3
Shares issued upon assumed exercise of outstanding stock options . . . . .           0.3           0.4
                                                                                ----------     ----------
Weighted average number of common and common equivalent shares
  outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          63.3          59.0
                                                                                ==========     ==========
Income before extraordinary loss . . . . . . . . . . . . . . . . . . . . .        $ 32.7        $ 27.8
Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            (2.1)
                                                                                ----------     ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 32.7        $ 25.7
Net income per common share:
  Income before extraordinary loss . . . . . . . . . . . . . . . . . . . .        $ 0.52        $ 0.47
  Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          -            (0.03)
                                                                                ----------     ----------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 0.52        $ 0.44
                                                                                ==========     ==========

6.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at March 31, 1998 and December 31, 1997 were as follows (in millions):

                                                                                March 31,        December 31,
                                                                                  1998              1997
                                                                                -----------      -------------

Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  318.0          $    267.7
Repair and replacement parts . . . . . . . . . . . . . . . . . . . . . . .         257.9               250.2
Work in process, production parts and raw materials. . . . . . . . . . . .         213.7               184.5
                                                                                -----------      -------------
     Gross inventories . . . . . . . . . . . . . . . . . . . . . . . . . .         789.6               702.4
Allowance for surplus and obsolete inventories . . . . . . . . . . . . . .         (80.1)              (79.7)
                                                                                -----------      -------------
     Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  709.5          $    622.7
                                                                                ===========      =============

 7.       COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. This statement requires disclosure only; therefore, its adoption had no effect on the Company's financial position or results of operations.

         Total comprehensive income for the three months ended March 31, 1998 and 1997 was as follows (in millions):

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                  1998         1997
                                                                                ---------     -------

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .                 $  32.7       $  25.7
Other comprehensive income, net of tax:
     Foreign currency translation adjustments. . . . . . . . . .                  (17.3)        (20.5)
                                                                                ----------    --------
Total comprehensive income. . . . . . . . . . . . . . . . . . .                 $  15.4       $   5.2
                                                                                ==========    ========

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

RESULTS OF OPERATIONS

         NET INCOME

     The Company recorded net income for the three months ended March 31, 1998 of $32.7 million compared to $25.7 million for the same period in 1997. Net income per common share on a diluted basis was $0.52 and $0.44 for the first quarter of 1998 and 1997, respectively. Net income for the three months ended March 31, 1997 included nonrecurring expenses of $2.6 million, or $0.03 per share on a diluted basis, related to the restructuring of the Company's European operations and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively. (see "Charges for Nonrecurring Expenses"). In addition, net income for the first quarter of 1997 included an extraordinary after-tax charge of $2.1 million, or $0.03 per share on a diluted basis, for the write-off of unamortized debt costs related to the refinancing in January 1997 of the Company's revolving credit facility (see "Liquidity and Capital Resources"). The Company's improved results in 1998 primarily reflected improved operating margins, which resulted from cost reduction activities, particularly in South America, new products introduced in North America and the acquisition of Dronningborg Industries a/s ("Dronningborg") in December 1997, partially offset by the translation effect of the strengthening dollar against most European currencies.

         RETAIL SALES

         In the United States and Canada, industry unit retail sales of tractors, combines and hay and forage equipment for the three months ended March 31, 1998 increased approximately 10%, 39% and 14%, respectively, over the same period in 1997. The Company believes general market conditions continue to be positive due to favorable economic conditions. The Company believes the significant increase in the retail sales of combines was partially due to the timing of shipments in 1997 by certain competitors which diverted their first quarter production to international markets. Company unit retail sales of tractors in the United States and Canada increased 7% for the first three months of 1998 compared to 1997 primarily due to increased sales of Massey Ferguson midrange and high horsepower tractors. Company unit retail sales of combines increased 3% for the first quarter of 1998 compared to 1997. Company unit retail sales of hay and forage equipment decreased 2% for the first three months of 1998 compared to the prior year primarily due to aggressive competitor discount programs during the first quarter of 1998.

         In Western Europe, industry unit retail sales of tractors decreased approximately 5% for the three months ended March 31, 1998 compared to the same period in the prior year resulting from decreases in retail sales in the U.K, France, and Spain primarily a result of farm consolidation in Western Europe and the strength of the British pound against other European currencies. Company unit retail sales of tractors in Western Europe increased approximately 2%. The Company experienced increases in retail sales in France and Germany which were partially offset by declines in most other Western European markets.

         Industry unit retail sales of tractors in South America increased approximately 17% for the first quarter of 1998 over the prior year. This increase was primarily due to a recovery in Brazil resulting from increasingly favorable economic conditions. Company retail unit sales of tractors in South America remained flat compared to the same period in 1997 and were negatively impacted by competitor discounting which the Company chose not to match.

         In other international markets, industry unit retail sales of tractors decreased compared to the prior year, particularly in East Asia/Pacific markets, due to the recent economic crisis in the region, and in the Middle East. The Company also experienced decreases in retail sales in the these regions.

         NET SALES

         Net sales for the first quarter of 1998 were $701.5 million compared to net sales of $704.3 million for the same period in 1997. The decrease in net sales for the first quarter reflects the sale of the Fendt Caravan business in December 1997, the disposition of 50% of the Deutz Argentina engine business in December 1997, and the negative translation effect of the strengthening dollar against most European currencies. Excluding the impact of these items, net sales for the first quarter of 1998 increased approximately 7% over 1997. On a regional basis, net sales in North America increased $43.0 million, or 23.3%, for the three months ended March 31, 1998 compared to the same period in 1997 primarily due to favorable industry conditions and the successful acceptance of new products. Net sales in South America increased $6.3 million, or 8.5%, for the three months ended March 31, 1998 compared to the same period in the prior year primarily due to improved sales of combines. Net sales decreased $30.4 million, or 8.6%, in Western Europe for the three months ended March 31, 1998 compared to the same period in 1997 primarily due to the unfavorable industry conditions in the region and due to the sale of the Fendt caravan business in December 1997. In the remaining international markets, net sales decreased $21.7 million, or 24.0%, compared to the three months ended March 31, 1997, primarily due to decreased sales in the Asian markets due to the recent economic difficulties in the region.

         COSTS AND EXPENSES

         Gross profit was $144.5 million (20.6% of net sales) for the first quarter of 1998 compared to $134.3 million (19.1% of net sales) for the same period in the prior year. Gross margins were favorably impacted by cost reduction efforts, particularly in the Company's South American operations, new products introduced in North America and the acquisition of Dronningborg in December 1997 which resulted in improved combine margins in Western Europe.

         Selling, general and administrative expenses for the first quarter of 1998 were $63.0 million (9.0% of net sales) compared to $61.9 million (8.8% of net sales) for the same period in 1997. The increase in selling, general and administrative expenses as a percentage of net sales compared to the first quarter of 1997 was primarily due to increased operating expenses resulting from the acquisition of Dronningborg. Engineering expenses were $13.6 million (1.9% of net sales) for the first quarter of 1998 compared to $13.2 million (1.9% of net sales) for the same period in 1997.

         The nonrecurring charge recorded in the first quarter of 1997 related to the restructuring of the Company's European operations and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively. See "Charges for Nonrecurring Expenses" for further discussion.

         Operating income,  excluding  nonrecurring  charges,  was $67.9 million
(9.7% of net sales) for the first quarter of 1998 compared to $59.2 million (8.4% of net sales) for the same period in 1997. The increase in operating income as a percentage of net sales was primarily due to the improvement in gross margins as discussed above.

         Interest expense, net was $15.0 million for the first quarter of 1998 compared to $13.2 million for the same period in the prior year. The higher interest expense, net for the three months ended March 31, 1998 primarily resulted from the higher level of borrowings at March 31, 1998 compared to the prior year to fund both the Dronningborg acquisition and higher levels of working capital.

         Other expense, net was $5.4 million for the first quarter of 1998 compared to $4.6 million for the same period in 1997. The Company experienced an increase in other expense, net relating to foreign exchange losses.

         The Company recorded an income tax provision of $17.6 million and $13.6 million for the first quarter of 1998 and 1997, respectively. The Company's effective tax rate increased during the first quarter of 1998 compared to the same period in 1997 due to a change in the mix of income to jurisdictions with higher tax rates.

         Equity in net earnings of affiliates was $2.8 million and $2.6 million for the first quarter of 1998 and 1997, respectively. The increase in equity in net earnings of affiliates primarily related to increased earnings for the Company's retail finance affiliates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. Lending commitments under the Company's revolving credit facility reduce from the current commitment of $1.1 billion as of March 31, 1998 to $1.0 billion on January 1, 1999. In addition, borrowings under the Company's revolving credit facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the revolving credit facility fluctuate as well. As of March 31, 1998, approximately $691.2 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $365.8 million.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. As of March 31, 1998, the Company had $1,122.8 million of working capital, an increase of $238.5 million over working capital of $884.3 million as of December 31, 1997. The increase in working capital was primarily due to working capital acquired in the Dronningborg aquisition and normal seasonal requirements, particularly in receivables and inventories.

         Cash flow used for operating activities was $246.4 million and $169.5 million for the three months ended March 31, 1998 and 1997, respectively. The increase in cash flow used for operating activities compared to the prior year was primarily due to increases in receivables and inventories and decreases in accounts payable. The increase in receivables compared to the prior year was primarily the result of higher levels of dealer inventories in North America due to the delivery of new products in the first quarter of 1998 prior to the retail selling season. The increase in inventory compared to the prior year primarily resulted from seasonal increases in combine inventory related to production at Dronningborg. The decrease in payables primarily related to lower production in the Company's European production facilities in order to compensate for relatively high levels of inventory at December 31, 1997.

         Capital expenditures for the three months ended March 31, 1998 were $13.8 million compared to $7.6 million for the same period in 1997. The Company anticipates that additional capital expenditures for the remainder of 1998 will range from approximately $50.0 million to $60.0 million and will primarily be used to support the development and enhancement of new and existing products.

         In April 1998, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the second quarter of 1998. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

         The Company believes that available borrowings under the Company's revolving credit facility, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

CHARGES FOR NONRECURRING EXPENSES

         The Company recorded $2.6 million of nonrecurring expenses during the three months ended March 31, 1997 related to the restructuring of the Company's European operations and the integration of the operations of Deutz Argentina and Fendt, acquired in December 1996 and January 1997, respectively, (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). The costs related to the restructuring of the Company's European operations primarily related to the centralization of certain administrative functions. The costs related to the integration of the Deutz Argentina and Fendt operations primarily related to the rationalization of manufacturing and administrative functions. While the Company believes that cost savings from its restructuring and integration plans can be attained, there can be no assurance that all objectives will be achieved.

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

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

          The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark, Brazil and Argentina, and it purchases a portion of its tractors, combines and components from third party foreign suppliers primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations.

          The Company attempts to manage its foreign exchange exposure by hedging identifiable foreign currency commitments arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts. The Company's hedging policy prohibits foreign currency forward contracts for speculative trading purposes.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1 - Financial Data Schedule - March 31, 1998 (electronic filing purposes only).

                           27.2 - Restated Financial Data Schedule - March 31, 1997 (electronic filing purposes only)

                  (b)      Reports on Form 8-K

                           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                            AGCO CORPORATION
                                            Registrant




Date:    May 15, 1998                       /s/ Chris E. Perkins
      -----------------                    ----------------------
                                           Chris E. Perkins
                                           Vice President and Chief
                                           Financial Officer

                                 EXHIBIT INDEX


                                  Sequentially
Exhibit                                              Numbered
Number            Description                          Page
-------      --------------------------------      -------------

  27.1 Financial Data Schedule March 31, 1998 (electronic filing purposes only).

  27.2 Restated Financial Data Schedule March 31, 1997 (electronic filing purposes only).