Form 10-Q
period 1998-06-30
AGCO CORP /DE
filed 1998-08-14
CIK 880266

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

For the quarterly period ended June 30, 1998

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

     Common stock par value $.01 per share: 59,521,071 shares outstanding as of June 30, 1998.
--------------------------------------------------------------------------------

                                       AGCO CORPORATION AND SUBSIDIARIES

                                                     INDEX

                                                                                                             Page
                                                                                                           Numbers
                                                                                                          ----------

    PART I.  FINANCIAL INFORMATION:

        Item 1.       Financial Statements

                      Condensed Consolidated Balance
                      Sheets - June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . .  3

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                      Condensed Consolidated Statements
                      of Income for the Six Months
                      Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                      Condensed Consolidated Statements
                      of Cash Flows for the Six Months
                      Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                      Notes to Condensed Consolidated
                      Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . 16

 PART II.  OTHER INFORMATION:

        Item 4.       Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . 17

        Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in millions, except share data)

                                                                                        June 30,          December 31,
                                                                                          1998                1997
                                                                                   -----------------    -----------------
    ASSETS                                                                           (Unaudited)
      Current Assets:
        Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $     27.5            $     31.2
        Accounts and notes receivable, net of allowances . . . . . . . . . . .         1,089.5                 978.7
        Receivables from affiliates. . . . . . . . . . . . . . . . . . . . . .            27.6                  18.5
        Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . .           728.8                 622.7
        Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .            73.6                  63.7
                                                                                  -----------------   -------------------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . .         1,947.0               1,714.8

     Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . .           399.5                 403.7
     Investments in affiliates . . . . . . . . . . . . . . . . . . . . . . . .            95.8                  87.6
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            79.3                  75.8
     Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . .           341.4                 339.0
                                                                                  ------------------   -------------------

           Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   2,863.0            $  2,620.9
                                                                                  ==================   ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     312.0            $    350.1
        Payables to affiliates . . . . . . . . . . . . . . . . . . . . . . . .            13.2                  17.4
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           454.4                 430.0
        Other current liabilities  . . . . . . . . . . . . . . . . . . . . . .            36.5                  33.0
                                                                                  ------------------   -------------------
           Total current liabilities . . . . . . . . . . . . . . . . . . . . .           816.1                 830.5
                                                                                  ------------------   -------------------
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,029.8                 727.4
     Postretirement health care benefits . . . . . . . . . . . . . . . . . . .            24.5                  24.5
     Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . .            48.5                  46.9
                                                                                  ------------------   -------------------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         1,918.9               1,629.3

     Stockholders' Equity:
        Common Stock: $0.01 par value, 150,000,000 shares authorized,
        59,521,071 and 62,972,423 shares issued and  outstanding
        at June 30, 1998 and December 31, 1997,  respectively  . . . . . . . .             0.6                   0.6
        Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .           427.3                 515.0
        Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .           641.5                 577.6
        Unearned compensation  . . . . . . . . . . . . . . . . . . . . . . . .           (15.2)                (20.0)
        Cumulative translation adjustment  . . . . . . . . . . . . . . . . . .          (110.1)                (81.6)
                                                                                 ------------------   -------------------
           Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           944.1                 991.6
                                                                                 ------------------   -------------------
           Total liabilities and stockholders' equity  . . . . . . . . . . . .     $   2,863.0            $  2,620.9
                                                                                 ==================   ===================

     See accompanying notes to condensed consolidated financial statements.

                                       AGCO CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited and in millions, except per share data)


                                                                                      Three Months Ended June 30,
                                                                                  ------------------------------------
                                                                                      1998                1997
                                                                                  --------------     --------------


Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 816.1            $ 871.9
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        659.6              696.1
                                                                                  --------------     --------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        156.5              175.8

Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .         68.7               67.3
Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14.6               14.1
Nonrecurring expenses. . . . . . . . . . . . . . .  . . . . . . . . . . . . . .           -                 5.2
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .         73.2               89.2

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18.3               14.0
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9.1                4.4
                                                                                  --------------     --------------
Income before income taxes and equity in net earnings of
      affiliates . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .         45.8               70.8

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         17.0               25.1
                                                                                  --------------     --------------
Income before equity in net earnings of affiliates  . . . . . . . . . . . . . .         28.8               45.7

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .          3.5                3.1
                                                                                  --------------     --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  32.3            $  48.8
                                                                                  ==============     ==============
Net income per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  0.53            $  0.80
                                                                                  ==============     ==============
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  0.52            $  0.77
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60.5               61.3
                                                                                  ==============     ==============
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62.1               63.0
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .       $ 0.01            $  0.01
                                                                                  ==============     ==============


         See accompanying notes to condensed consolidated financial statements.

                                      AGCO CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited and in millions, except per share data)


                                                                                      Six Months Ended June 30,
                                                                                  ------------------------------------
                                                                                      1998                1997
                                                                                  --------------     --------------



Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,517.6         $  1,576.3
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,216.6            1,266.2
                                                                                  --------------     --------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        301.0              310.1

Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .        131.7              129.2
Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28.2               27.3
Nonrecurring expenses. . . . . . . . . . . . . . .  . . . . . . . . . . . . . .           -                 7.8
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .        141.1              145.8

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33.3               27.2
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14.5                9.0
                                                                                  --------------     --------------
Income before income taxes, equity in net earnings of
     affiliates and extraordinary loss .  . . . . . . . . . . . . . . . . . . .         93.3              109.6

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         34.5               38.8
                                                                                  --------------     --------------
Income before equity in net earnings of affiliates
     and extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . .         58.8               70.8

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .          6.3                5.8
                                                                                  --------------     --------------
Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . .         65.1               76.6

Extraordinary loss, net of taxes  . . . . . . . . . . . . . . . . . . . . . . .           -                (2.1)
                                                                                  --------------     --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    65.1         $     74.5
                                                                                  ==============     ==============
Net income per common share:
    Basic:
       Income before extraordinary loss . . . . . . . . . . . . . . . . . . . .    $    1.07         $      1.29
       Extraordinary loss   . . . . . . . . . . . . . . . . . . . . . . . . . .          -                 (0.03)
                                                                                  --------------     --------------
       Net income  . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .    $   1.07         $      1.26
                                                                                  ==============     ==============
    Diluted:
      Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . .    $    1.04         $      1.25
      Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                 (0.03)
                                                                                  --------------     --------------
      Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1.04         $      1.22
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61.0                59.3
                                                                                  ==============     ==============
    Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62.7                61.0
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .    $    0.02         $      0.02
                                                                                  ==============     ==============



         See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                    Six Months Ended June 30,
                                                                                 ----------------------------------
                                                                                     1998               1997
                                                                                 ---------------    ---------------
Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 65.1          $    74.5
                                                                                 --------------     -------------
      Adjustments  to  reconcile  net  income  to net cash  used  for  operating activities:
        Extraordinary loss, net of taxes. . . . . . . . . . . . . . . . . . . .        -                  2.1
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .       28.1               24.6
        Equity in net earnings of
           affiliates, net of cash received . . . . . . . . . . . . . . . . . .       (6.3)              (5.8)
        Deferred income tax provision  . . . . . . . . . . . . . . . . . . . . .       2.1                9.9
        Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .       6.1                6.2
        Amortization of unearned compensation  . . . . . . . . . . . . . . . . .       4.8                5.5
        Changes  in  operating  assets  and  liabilities,  net of  effects  from purchase of businesses:
           Accounts and notes receivable, net. . . . . . . . . . . . . . . . . .    (133.8)            (115.8)
           Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . .    (105.8)            (121.7)
           Other current and noncurrent assets . . . . . . . . . . . . . . . . .     (13.3)              (7.1)
           Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     (41.1)              16.2
           Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .       9.2                4.6
           Other current and noncurrent liabilities  . . . . . . . . . . . . . .      (2.3)              (9.0)
                                                                                 --------------   -------------
           Total adjustments. . . . . . .  . . . . . . . . . . . . . . . . . . .    (252.3)            (190.3)
                                                                                 --------------   -------------
           Net cash used for operating activities. . . . . . . . . . . . . . . .    (187.2)            (115.8)
                                                                                 --------------   -------------
Cash flows from investing activities:
      (Purchase)/sale of businesses . . . . . .  . . . . . . . . . . . . . . . .      (1.5)            (284.2)
      Purchase of property, plant and equipment. . . . . . . . . . . . . . . . .     (26.0)             (20.1)
                                                                                 --------------   -------------
           Net cash used for investing activities. . . . . . . . . . . . . . . .     (27.5)            (304.3)
                                                                                 --------------   -------------
Cash flows from financing activities:
      Proceeds from long-term debt, net  . . . . . . . . . . . . . . . . . . . .     300.1              286.9
      Payment of debt issuance costs . . . . . . . . . . . . . . . . . . . . . .        -                (3.5)
      Proceeds from issuance of common stock. . . . . .  . . . . . . . . . . . .       0.4              141.4
      Repurchases of common stock. . . . . . . . . . . . . . . . . . . . . . . .     (88.1)                -
      Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . . .      (1.2)              (1.2)
                                                                                 --------------   -------------
           Net cash provided by financing activities . . . . . . . . . . . . . .     211.2              423.6
                                                                                 --------------   -------------
Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . .       (0.2)              (4.1)
Decrease  in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       (3.7)              (0.6)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .       31.2               41.7
                                                                                 --------------   -------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .       $ 27.5             $ 41.1
                                                                                 ==============   =============



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

2.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations included a charge for nonrecurring expenses of $5.2 million, or $.05 per common share on a diluted basis, and $7.8 million, or $.08 per common share on a diluted basis, for the three and six months ended June 30, 1997, respectively. The nonrecurring charge for the six months ended June 30, 1997 included $5.1 million related to the restructuring of the Company's European operations and $2.7 million for the integration of the operations of Deutz Argentina S.A. ("Deutz Argentina") and Xaver Fendt GmbH & Co. KG ("Fendt"), which were acquired in December 1996 and January 1997, respectively. The nonrecurring charge consisted primarily of employee related costs.

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 1998 and December 31, 1997 (in millions):

                                                                                   June 30,               December 31,
                                                                                    1998                      1997
                                                                                ---------------------    --------------
Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    765.4              $    460.7
Senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . .        248.2                   248.1
Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16.2                    18.6
                                                                                 ---------------------    -------------
                                                                                  $  1,029.8              $    727.4
                                                                                 =====================    =============

                                                     7

         The Company's revolving credit facility allows for borrowings of up to $1.1 billion. Lending commitments under the revolving credit facility reduce from the current commitment of $1.1 billion as of June 30, 1998 to $1.0 billion on January 1, 1999. In addition, borrowings under the revolving credit facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of June 30, 1998, approximately $765.4 million was outstanding under the revolving credit facility and available borrowings were approximately $290.6 million.

4.       EXTRAORDINARY LOSS

         During the first six months of 1997, as part of the refinancing of the Company's revolving credit facility in January 1997, the Company recorded an extraordinary loss of $2.1 million, net of taxes of $1.4 million, for the write-off of unamortized debt costs.

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

         A reconciliation of net income and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 1998 and 1997 is as follows (in millions, except per share data):

Basic Earnings Per Share                                                           Three Months Ended          Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                    1998        1997           1998         1997
                                                                                 --------     ---------      --------     -------


Weighted average number of common shares outstanding. . . . . . . . . . . . . .     60.5          61.3          61.0         59.3
                                                                                 ========     =========      =========    ========

Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . .  $  32.3      $   48.8       $  65.1      $  76.6
Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -             -              -         (2.1)
                                                                                 --------     ---------      ---------    --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  32.3      $   48.8       $  65.1      $  74.5
                                                                                 ========     =========      =========    ========
Net income per common share:
  Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .  $  0.53      $   0.80       $  1.07      $  1.29
  Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -             -             -          (0.03)
                                                                                 --------     ---------      ---------    --------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.53      $   0.80       $  1.07      $  1.26
                                                                                 ========     =========      =========    ========

Diluted Earnings Per Share

Weighted average number of common shares outstanding. . . . . . . . . . . . . .     60.5          61.3          61.0         59.3
Assumed vesting of restricted stock.  . . . . . . . . . . . . . . . . . . . . .      1.4           1.3           1.4          1.3
Assumed exercise of outstanding stock options . . . . . . . . . . . . . . . . .      0.2           0.4           0.3          0.4
                                                                                 --------     ---------      ---------    --------
Weighted average number of common and common equivalent
    shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     62.1          63.0          62.7         61.0
                                                                                 ========     =========      =========    ========
Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . .  $  32.3      $   48.8       $  65.1      $  76.6
Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -             -             -          (2.1)
                                                                                 --------     ---------      ---------    --------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  32.3      $   48.8       $  65.1      $  74.5
                                                                                 ========     =========      =========    ========
Net income per common share:
  Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . .  $  0.52      $   0.77       $  1.04      $  1.25
  Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -             -             -          (0.03)
                                                                                 --------     ---------      ---------    --------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.52      $   0.77       $  1.04      $  1.22
                                                                                 ========     =========      =========    ========

6.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at June 30, 1998 and December 31, 1997 were as follows (in millions):



                                                                                    June 30,        December 31,
                                                                                     1998              1997
                                                                                 -------------   ------------------

Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  298.7        $   267.7
Repair and replacement parts . . . . . . . . . . . . . . . . . . . . . . . . . .     269.2            250.2
Work in process, production parts and raw materials. . . . . . . . . . . . . . .     235.4            184.5
                                                                                  ------------   ------------------
     Gross inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     803.3            702.4

Allowance for surplus and obsolete inventories   . . . . . . . . . . . . . . . .     (74.5)           (79.7)
                                                                                  ------------   ------------------
     Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  728.8        $   622.7
                                                                                  ============   ==================

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

         Total comprehensive income for the three and six months ended June 30, 1998 and 1997 was as follows (in millions):


                                                                                    Three Months Ended          Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                 -------------------------  ----------------------
                                                                                   1998          1997         1998        1997
                                                                                 -----------  ------------   --------  -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  32.3      $  48.8        $ 65.1     $  74.5
Other comprehensive income, net of tax:
     Foreign currency translation adjustments  . . . . . . . . . . . . . . . . .    (0.6)       (15.3)        (17.9)      (35.8)
                                                                                 ===========  =============  ========   ============
Total comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . $  31.7      $  33.5        $ 47.2     $  38.7
                                                                                 ===========  =============  ========   ============

 8.       COMMON STOCK

         In December 1997, the Company's Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock. As of June 30, 1998, the Company has repurchased approximately 3.5 million shares of its common stock at a cost of approximately $88.1 million. The purchases are made through open market transactions, and the timing and number of shares purchased depend on various factors, such as price and other market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities and general economic conditions. The Company's operations are expected to be subject to such conditions in the future. Sales are recorded by the Company when equipment and replacement parts are shipped by the Company to its independent dealers, distributors or other customers. To the extent possible, the Company attempts to ship products to its dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on its manufacturing operations and to minimize its investment in inventory. Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a esult, the Company's net sales and operating results have historically been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS

         NET INCOME

     The Company recorded net income for the three months ended June 30, 1998 of $32.3 million compared to $48.8 million for the same period in 1997. Net income per common share on a diluted basis was $0.52 and $0.77 for the second quarter of 1998 and 1997, respectively. Net income for the first six months of 1998 was $65.1 million compared to $74.5 million for the same period in 1997. Net income per common share on a diluted basis was $1.04 and $1.22 for the first six months of 1998 and 1997, respectively. Net income for the three and six months ended June 30, 1997 included nonrecurring expenses of $5.2 million, or $0.05 per share on a diluted basis, and $7.8 million, or $0.08 per share on a diluted basis, respectively, related to the restructuring of the Company's European operations and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively (see "Charges for Nonrecurring Expenses"). In addition, net income for the first six months of 1997 included an extraordinary after-tax charge of $2.1 million, or $0.03 per share on a diluted basis, for the write-off of unamortized debt costs related to the refinancing in January 1997 of the Company's revolving credit facility (see "Liquidity and Capital Resources"). The unfavorable results for the second quarter and first six months of 1998 primarily resulted from unfavorable industry conditions which reduced net sales, the negative impact of currency exchange and lower gross margins in the second quarter of 1998.

         RETAIL SALES

         In the United States and Canada, industry unit retail sales of tractors, combines and hay and forage equipment for the six months ended June 30, 1998 increased approximately 12%, 25% and 6%, respectively, over the same period in 1997. The Company believes general market conditions were strong during the first six months of 1998 due to favorable economic conditions. The Company believes the significant increase in the retail sales of combines was partially due to the timing of shipments by certain competitors which diverted their first six months of 1997 production to international markets as well as new product introductions by competitors in 1998. Company unit retail sales of tractors in the United States and Canada increased 11% for the first six months of 1998 compared to 1997 primarily due to favorable acceptance of new models of utility and high horsepower tractors. Company unit retail sales of hay and forage equipment also increased in line with the industry for the first six months of 1998 compared to the prior year. Company unit retail sales of combines decreased 12% for the first six months of 1998 compared to 1997 primarily due to lower 1998 pre-season sales.

         In Western Europe, industry unit retail sales of tractors experienced mixed results with an overall decrease of approximately 2% for the six months ended June 30, 1998 compared to the same period in the prior year. Industry retail sales in the large markets of the U.K and France continue to be depressed, primarily a result of farm consolidation and reduced farm income. These declines were offset to some extent by increases in Germany and Italy. Company unit retail sales of tractors in Western Europe decreased slightly less than the industry. The Company experienced ncreases in retail sales in Germany, Italy and Spain which were offset by declines in most other Western European markets. The Company improved its market position in the Massey Ferguson utility tractor range as well as the Fendt brand. These gains were offset by declines in the Massey Ferguson high horsepower range due to the product line lacking certain competitive features.

         Industry unit retail sales of tractors in South America increased approximately 12% for the first six months of 1998 over the prior year primarily due to a 35% increase in unit retail sales in the major market of Brazil resulting from improving economic conditions. Company unit retail sales of tractors in Brazil increased approximately 17% compared to the same period in 1997, trailing the industry due to competitor discounting which the Company chose not to match. Outside of Brazil, Company unit retail sales of tractors in South America performed slightly better than the industry for the first six months of 1998.

         In most other international markets, industry unit retail sales of tractors decreased significantly compared to the prior year. The Company also experienced significant declines in retail sales, particularly in the East Asia/Pacific markets due to the recent economic crisis in the region, in Africa due to political and economic instability affecting the market, and in Central and Eastern Europe due to difficulties in securing financing.

         NET SALES

         Net sales for the second quarter of 1998 were $816.1 million compared to $871.9 million for the same period in 1997. Net sales for the first six months of 1998 were $1,517.6 million compared to $1,576.3 million for the prior year. The decrease in net sales for the second quarter and the first six months of 1998 primarily reflects the sale of the Fendt caravan business in December 1997 (the "Fendt Caravan Sale"), the disposition of 50% of the Deutz Argentina engine business in December 1997 (the "Engine Joint Venture"), and the negative translation effect of the strengthening dollar against most European currencies. Excluding the impact of these items, net sales for the second quarter of 1998 decreased approximately 1% compared to the second quarter of 1997 and net sales for the first six months of 1998 increased 2.6% compared to the same period in 1997. On a regional basis, net sales in North America increased $36.3 million, or 15.8%, and $79.3 million, or 19.1%, for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997 primarily due to favorable industry conditions and the successful acceptance of new products. Net sales in South America increased $5.3 million, or 6.4%, and $11.7 million, or 7.4%, for the three and six months ended June 30, 1998, respectively, compared to the same periods in the prior year due to improved sales of both tractors and combines in Brazil offset by the impact of the Engine Joint Venture. In Western Europe, net sales declined $60.0 million, or 13.5%, and $90.5 million, or 11.3%, for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997 primarily due to the unfavorable industry conditions in the region, the negative impact of currency translation and the Fendt Caravan Sale. In the remaining international markets, net sales decreased $37.4 million, or 32.4%, and $59.2 million, or 28.7%, for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997 primarily due to decreased sales in the Asia/Pacific region, Africa, and Central and Eastern Europe due to unfavorable market conditions.

         COSTS AND EXPENSES

         Gross profit was $156.5 million (19.2% of net sales) for the second quarter of 1998 compared to $175.8 million (20.2% of net sales) for the same period in the prior year. Gross profit for the first six months of 1998 was $301.0 million (19.8% of net sales) compared to $310.1 million (19.7% of net sales). Gross margins for the second quarter of 1998 were negatively impacted by
(1) increased discounting in both North America and Western Europe resulting from the competitive market environment, (2) unfavorable market and product sales mix, particularly related to decreased sales in higher margin markets such as the U.K., France, Central and Eastern Europe and the Asia/Pacific region, (3) lower production volumes which resulted in lower overhead absorption, and (4) unfavorable currency exchange relating to the weak Canadian dollar and the strength of the British pound. These factors were offset to some extent by higher gross margins on new products introduced in North America and the acquisition of Dronningborg Industries a/s ("Dronningborg" and the "Dronningborg Acquisition") in December 1997 which resulted in improved combine margins in Western Europe. For the first six months of 1998, gross margin improvements experienced in the first quarter relating to new products and the Dronningborg Acquisition were offset by the gross margin declines in the second quarter.

         Selling, general and administrative expenses for the second quarter of 1998 were $68.7 million (8.4% of net sales) compared to $67.3 million (7.7% of net sales) for the same period in 1997. For the first six months of 1998, selling, general and administrative expenses were $131.7 million (8.7% of net sales) compared to $129.2 million (8.2% of net sales). The increase in selling, general and administrative expenses as a percentage of net sales for both periods was primarily due to lower sales volumes compared to the same periods in the prior year. Engineering expenses were $14.6 million (1.8% of net sales) for the second quarter of 1998 compared to $14.1 million (1.6% of net sales) for the same period in 1997. Engineering expenses for the first six months of 1998 were $28.2 million (1.9% of net sales) compared to $27.3 million (1.7% of net sales) for the same period in 1997. Engineering expenses as a percentage of net sales were higher for both periods primarily due to lower sales volume in addition to higher engineering expenses relating to the Dronningborg Acquisition.

         The nonrecurring charge recorded in the second quarter of 1997 related to the restructuring of the Company's European operations and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively. See "Charges for Nonrecurring Expenses" for further discussion.

         Operating income,  excluding  nonrecurring  charges,  was $73.2 million
(9.0% of net sales) for the second  quarter of 1998  compared  to $94.4  million
(10.8% of net sales) for the same period in 1997. For the first six months of 1998, operating income was $141.1 million (9.3% of net sales) compared to $153.6 million (9.7% of net sales). Operating income as a percentage of net sales was unfavorable compared to the prior year periods primarily due to the decline in gross margins for the second quarter of 1998 and the negative effect of lower sales volumes on selling, general and administrative expenses as discussed above for both the second quarter and first six months of 1998.

         Interest expense, net was $18.3 million for the second quarter of 1998 compared to $14.0 million for the same period in the prior year. For the first six months of 1998, interest expense, net was $33.3 million compared to $27.2 million for the same period in the prior year. The higher interest expense, net for both periods primarily resulted from the higher level of borrowings at June 30, 1998 compared to the prior year to fund the Dronningborg Acquisition, common stock repurchases made during the second quarter of 1998 and higher levels of working capital.

         Other expense, net was $9.1 million for the second quarter of 1998 compared to $4.4 million for the same period in 1997. For the first six months of 1998, other expense, net, was $14.5 million compared to $9.0 million for the same period in the prior year. The Company experienced an increase in other expense, net relating to higher hedging costs on sales of U.K. sourced products and foreign exchange losses compared to gains reported in the same periods in 1997.

         The Company recorded an income tax provision of $17.0 million and $25.1 million for the second quarter of 1998 and 1997, respectively. For the first six months of 1998 and 1997, the Company recorded an income tax provision of $34.5 million and $38.8 million, respectively. The Company's effective tax rate increased during the first six months of 1998 compared to the same period in 1997 due to a change in the mix of income to jurisdictions with higher tax rates.

         Equity in net earnings of affiliates was $3.5 million and $3.1 million for the second quarter of 1998 and 1997, respectively. For the first six months of 1998 and 1997, equity in net earnings of affiliates was $6.3 million and $5.8 million, respectively. The increase in equity in net earnings of affiliates for both periods primarily related to increased earnings for the Company's retail finance affiliates. In addition, the Company recognized 50% of the net income of the Engine Joint Venture during the second quarter and first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. Lending commitments under the Company's revolving credit facility reduce from the current commitment of $1.1 billion as of June 30, 1998 to $1.0 billion on January 1, 1999. In addition, borrowings under the Company's revolving credit facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the revolving credit facility fluctuate as well. As of June 30, 1998, approximately $765.4 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $290.6 million.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. As of June 30, 1998, the Company had $1,130.9 million of working capital, an increase of $246.6 million over working capital of $884.3 million as of December 31, 1997. The increase in working capital was primarily due to working capital acquired in the acquisitions of Dronningborg and the distribution rights of Massey Ferguson Argentina, higher inventories in North America and South America reflecting the sales growth in these regions and normal seasonal requirements particularly in receivables and inventories.

         Cash flow used for operating activities was $187.2 million and $115.8 million for the six months ended June 30, 1998 and 1997, respectively. The increase in cash flow used for operating activities compared to the prior year was primarily due to increases in receivables and decreases in accounts payable. The increase in receivables compared to the prior year was primarily the result of increased North American sales which carry longer sales terms than other regions of the world. The decrease in payables primarily related to lower production in the Company's European production facilities in order to compensate for relatively high levels of inventory at December 31, 1997.

         As a result of the negative market conditions which have adversely affected demand in several regions, the Company has reduced production levels for the remainder of 1998 at the Company's manufacturing facilities in North America, the U.K. and France. In order to reduce dealer and company inventory levels, the Company has cut production in these facilities by a total of 17% of standard aggregate working hours compared to the prior year.

         Capital expenditures for the six months ended June 30, 1998 were $26.0 million compared to $20.1 million for the same period in 1997.
The Company anticipates that additional capital expenditures for the remainder of 1998 will range from approximately $40.0 million to $50.0 million and will primarily be used to support the development and enhancement of new and existing products.

         In December 1997, the Company's Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock. As of June 30, 1998, the Company has repurchased approximately 3.5 million shares of its common stock at a cost of approximately $88.1 million. The purchases are made through open market transactions, and the timing and number of shares purchased depend on various factors, such as price and other market conditions.

         In July 1998, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the third quarter of 1998. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

CHARGES FOR NONRECURRING EXPENSES

         The Company recorded $5.2 million and $7.8 million of nonrecurring expenses during the three and six months ended June 30, 1997, respectively, related to the restructuring of the Company's European operations and the integration of the operations of Deutz Argentina and Fendt, acquired in December 1996 and January 1997, respectively, (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). The costs related to the restructuring of the Company's European operations primarily related to the centralization of certain administrative functions. The costs related to the integration of the Deutz Argentina and Fendt operations primarily related to the rationalization of manufacturing and administrative functions.

FORWARD LOOKING STATEMENTS

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

          The Company attempts to manage its oreign exchange exposure by hedging identifiable foreign currency commitments arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts. The Company's hedging policy prohibits foreign currency forward contracts for speculative trading purposes.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The Company's annual meeting of stockholders was held
                         on April 29, 1998. The following matters were voted upon and the results of the voting were as follows:

                  (1) To elect four directors to serve for the ensuing three years or until their successors have been duly elected and qualified. The nominees, Messrs. Fike, Johanneson, McDowell and Ratliff were elected to the Company's board of directors. There were 52,432,838 votes for and 489,606 votes withheld for each nominee.

                  (2) To approve an amendment to the AGCO Corporation 1991 Stock Option Plan, as amended. The votes of the stockholders on this plan were as follows:
                         49,777,559 in favor, 3,064,190 opposed and
                         80,695 abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1 - Financial Data Schedule - June 30, 1998 (electronic filing purposes only).

                           27.2 - Restated Financial Data Schedule - June 30, 1997 (electronic filing purposes only)

                  (b)      Reports on Form 8-K

                           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                                              AGCO CORPORATION
                                   Registrant




Date:  August 14, 1998                                 /s/ Patrick S. Shannon
      ----------------                                 ------------------------
                                                       Patrick S. Shannon
                                                       Vice President and Chief
                                                         Financial Officer

                                                   EXHIBIT INDEX


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                          Page
--------              ----------------------------------------                       ------------
27.1                  Financial Data Schedule -  June 30, 1998
                      (electronic filing purposes only).

27.2                  Restated Financial Data Schedule - June 30, 1997
                      (electronic filing purposes only).
