Form 10-Q
period 1998-09-30
AGCO CORP /DE
filed 1998-11-13
CIK 880266

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

For the quarterly period ended September 30, 1998

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

     Common stock par value $.01 per share: 59,534,021 shares outstanding as of September 30, 1998.
--------------------------------------------------------------------------------

                                       AGCO CORPORATION AND SUBSIDIARIES

                                                     INDEX

                                                                                                             Page
                                                                                                           Numbers
                                                                                                          ----------

    PART I.  FINANCIAL INFORMATION:

        Item 1.       Financial Statements

                      Condensed Consolidated Balance
                      Sheets - September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . .  3

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                      Condensed Consolidated Statements
                      of Income for the Nine Months
                      Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                      Condensed Consolidated Statements
                      of Cash Flows for the Nine Months
                      Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                      Notes to Condensed Consolidated
                      Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . . . . . 19

 PART II.  OTHER INFORMATION:

        Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
 SIGNATURES. . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21


Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in millions, except share data)

                                                                                     September 30,         December 31,
                                                                                          1998                1997
                                                                                   -----------------    -----------------
    ASSETS                                                                           (Unaudited)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .         $   35.1             $    31.2
   Accounts and notes receivable, net of allowances  . . . . . . . . . . . . . .          1,075.0                 978.7
   Receivables from affiliates . . . . . . . . . . . . . . . . . . . . . . . . .             26.8                  18.5
   Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            767.2                 622.7
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             73.6                  63.7
                                                                                ------------------    -------------------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,977.7               1,714.8

Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . .            410.5                 403.7
Investments in affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .            102.1                  87.6
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             85.1                  75.8
Intangible assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            356.6                 339.0
                                                                                ------------------    -------------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,932.0             $ 2,620.9
                                                                                ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   274.1             $   350.1
   Payables to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .              5.0                  17.4
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            423.7                 430.0
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             34.2                  33.0
                                                                                ------------------    -------------------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            737.0                 830.5
                                                                                ------------------    -------------------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,100.3                 727.4
Postretirement health care benefits. . . . . . . . . . . . . . . . . . . . . . .             24.6                  24.5
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             58.6                  46.9
                                                                                ------------------    -------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,920.5               1,629.3
Stockholders' Equity:
   Common stock: $0.01 par value, 150,000,000 shares authorized,
     59,534,021 and 62,972,423 shares issued and outstanding
     at September 30, 1998 and December 31, 1997, respectively  . . . . . . . .              0.6                   0.6
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            427.3                 515.0
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            658.7                 577.6
   Unearned compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .            (13.2)                (20.0)
   Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .            (61.9)                (81.6)
                                                                                ------------------    -------------------
     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .          1,011.5                 991.6
                                                                                ------------------    -------------------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .        $ 2,932.0             $ 2,620.9
                                                                                ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

                                       AGCO CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited and in millions, except per share data)


                                                                                  Three Months Ended September 30,
                                                                                  ------------------------------------
                                                                                      1998                1997
                                                                                  --------------     --------------


Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 665.7            $ 759.5
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        534.5              590.0
                                                                                  --------------     --------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        131.2              169.5

Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .         71.2               70.0
Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13.9               12.2
Nonrecurring expenses. . . . . . . . . . . . . . .  . . . . . . . . . . . . . .           -                 4.9
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .         46.1               82.4

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17.3               13.5
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.4                4.4
                                                                                  --------------     --------------
Income before income taxes and equity in net earnings of
      affiliates . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .         22.4               64.5

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          8.2               23.3
                                                                                  --------------     --------------
Income before equity in net earnings of affiliates  . . . . . . . . . . . . . .         14.2               41.2

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .          3.7                3.0
                                                                                  --------------     --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  17.9            $  44.2
                                                                                  ==============     ==============
Net income per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  0.31            $  0.72
                                                                                  ==============     ==============
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  0.30            $  0.70
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58.3               61.6
                                                                                  ==============     ==============
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59.6               63.3
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .       $ 0.01            $  0.01
                                                                                  ==============     ==============


         See accompanying notes to condensed consolidated financial statements.

                                      AGCO CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited and in millions, except per share data)


                                                                                    Nine Months Ended September 30,
                                                                                  ------------------------------------
                                                                                      1998                1997
                                                                                  --------------     --------------



Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,183.3         $  2,335.8
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,751.1            1,856.2
                                                                                  --------------     --------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        432.2              479.6

Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .        202.9              199.2
Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42.1               39.5
Nonrecurring expenses. . . . . . . . . . . . . . .  . . . . . . . . . . . . . .           -                12.6
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .        187.2              228.3

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50.6               40.7
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20.9               13.4
                                                                                  --------------     --------------
Income before income taxes, equity in net earnings of
     affiliates and extraordinary loss .  . . . . . . . . . . . . . . . . . . .        115.7              174.2

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         42.8               62.1
                                                                                  --------------     --------------
Income before equity in net earnings of affiliates
     and extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . .         72.9              112.1

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .         10.0                8.6
                                                                                  --------------     --------------
Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . .         82.9              120.7

Extraordinary loss, net of taxes  . . . . . . . . . . . . . . . . . . . . . . .           -                (2.1)
                                                                                  --------------     --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    82.9         $    118.6
                                                                                  ==============     ==============
Net income per common share:
    Basic:
       Income before extraordinary loss . . . . . . . . . . . . . . . . . . . .    $    1.38         $      2.01
       Extraordinary loss   . . . . . . . . . . . . . . . . . . . . . . . . . .          -                 (0.03)
                                                                                  --------------     --------------
       Net income  . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .     $   1.38         $      1.98
                                                                                  ==============     ==============
    Diluted:
      Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . .    $    1.35         $      1.95
      Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                 (0.03)
                                                                                  --------------     --------------
      Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1.35         $      1.92
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
    Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60.1                60.0
                                                                                  ==============     ==============
    Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61.6                61.7
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .    $    0.03         $      0.03
                                                                                  ==============     ==============



         See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                  Nine Months Ended September 30,
                                                                                 ----------------------------------
                                                                                     1998               1997
                                                                                 ---------------    ---------------
Cash flows from operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  82.9          $   118.6
                                                                                 --------------     -------------
      Adjustments  to  reconcile  net  income  to net cash  used  for  operating activities:
        Extraordinary loss, net of taxes. . . . . . . . . . . . . . . . . . . .        -                  2.1
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .       42.8               36.9
        Equity in net earnings of
           affiliates, net of cash received . . . . . . . . . . . . . . . . . .      (10.0)              (8.6)
        Deferred income tax provision  . . . . . . . . . . . . . . . . . . . . .       4.8               11.7
        Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .       9.6                9.5
        Amortization of unearned compensation  . . . . . . . . . . . . . . . . .       6.8                8.1
        Changes  in  operating  assets  and  liabilities,  net of  effects  from purchase of businesses:
           Accounts and notes receivable, net. . . . . . . . . . . . . . . . . .    ( 65.3)            (126.7)
           Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . .    (122.3)            (123.2)
           Other current and noncurrent assets . . . . . . . . . . . . . . . . .     (17.6)               3.4
           Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     (96.9)             (19.7)
           Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .     (25.1)              15.6
           Other current and noncurrent liabilities  . . . . . . . . . . . . . .       1.9              (11.4)
                                                                                 --------------   -------------
           Total adjustments. . . . . . .  . . . . . . . . . . . . . . . . . . .    (271.3)            (202.3)
                                                                                 --------------   -------------
           Net cash used for operating activities. . . . . . . . . . . . . . . .    (188.4)             (83.7)
                                                                                 --------------   -------------
Cash flows from investing activities:
      (Purchase)/sale of businesses . . . . . .  . . . . . . . . . . . . . . . .     (40.9)            (267.7)
      Purchase of property, plant and equipment. . . . . . . . . . . . . . . . .     (39.5)             (37.3)
                                                                                 --------------   -------------
           Net cash used for investing activities. . . . . . . . . . . . . . . .     (80.4)            (305.0)
                                                                                 --------------   -------------
Cash flows from financing activities:
      Proceeds from long-term debt, net  . . . . . . . . . . . . . . . . . . . .     361.3              256.8
      Payment of debt issuance costs . . . . . . . . . . . . . . . . . . . . . .        -                (3.5)
      Proceeds from issuance of common stock. . . . . .  . . . . . . . . . . . .       0.4              142.0
      Repurchases of common stock. . . . . . . . . . . . . . . . . . . . . . . .     (88.1)                -
      Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . . .      (1.8)              (1.8)
                                                                                 --------------   -------------
           Net cash provided by financing activities . . . . . . . . . . . . . .     271.8              393.5
                                                                                 --------------   -------------
Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . .       0.9              (3.2)
Decrease  in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       3.9               1.6
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .      31.2              41.7
                                                                                 --------------   -------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .       $35.1         $    43.3
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

2.       CHARGES FOR NONRECURRING EXPENSES

         The results of operations included a charge for nonrecurring expenses of $4.9 million, or $.05 per common share on a diluted basis, and $12.6 million, or $.13 per common share on a diluted basis, for the three and nine months ended September 30, 1997, respectively. The nonrecurring charge for the three and nine months ended September 30, 1997 included $1.7 million and $9.4 million, respectively, related to the restructuring of the Company's European operations and the integration of the operations of Deutz Argentina S.A. ("Deutz Argentina") and Xaver Fendt GmbH & Co. KG ("Fendt"), which were acquired in December 1996 and January 1997, respectively. The nonrecurring charge consisted primarily of employee related costs. In addition, the nonrecurring charge for the three and nine months ended September 30, 1997 included $3.2 million related to executive severance costs.

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at September 30, 1998 and December 31, 1997 (in millions):

                                                                                 September 30              December 31,
                                                                                    1998                      1997
                                                                                ---------------------    --------------
Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    834.9              $    460.7
Senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . .        248.2                   248.1
Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17.2                    18.6
                                                                                 ---------------------    -------------
                                                                                  $  1,100.3              $    727.4
                                                                                 =====================    =============

          The Company's revolving credit facility allows for borrowings of up to $1.1 billion. Lending commitments under the revolving credit facility reduce from the current commitment of $1.1 billion as of September 30, 1998 to $1.0 billion on January 1, 1999. In addition, borrowings under the revolving credit facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of September 30, 1998, approximately $834.9 million was outstanding under the revolving credit facility and available borrowings were approximately $221.2 million.

4.       EXTRAORDINARY LOSS

         During the first nine months of 1997, as part of the refinancing of the Company's revolving credit facility in January 1997, the Company recorded an extraordinary loss of $2.1 million, net of taxes of $1.4 million, for the write-off of unamortized debt costs.

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

         A reconciliation of net income and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 1998 and 1997 is as follows (in millions, except per share data):


Basic Earnings Per Share                                                           Three Months Ended          Nine Months Ended
                                                                                      September 30,              September 30
                                                                                    1998        1997           1998         1997
                                                                                 --------     ---------      --------     -------


Weighted average number of common shares outstanding. . . . . . . . . . . . . .     58.3          61.6          60.1         60.0
                                                                                 ========     =========      =========    ========

Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . .  $  17.9      $   44.2       $  82.9      $ 120.7
Extraordinary loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -             -              -         (2.1)
                                                                                 --------     ---------      ---------    --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17.9      $   44.2       $  82.9      $ 118.6
                                                                                 ========     =========      =========    ========
Net income per common share:
  Income before extraordinary loss. . . . . . . . . . . . . . . . . . . . . . .  $  0.31      $   0.72       $  1.38      $  2.01
  Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -             -             -          (0.03)
                                                                                 --------     ---------      ---------    --------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.31      $   0.72       $  1.38      $  1.98
                                                                                 ========     =========      =========    ========

Diluted Earnings Per Share

Weighted average number of common shares outstanding. . . . . . . . . . . . . .     58.3          61.6          60.1         60.0
Assumed vesting of restricted stock.  . . . . . . . . . . . . . . . . . . . . .      1.2           1.3           1.3          1.3
Assumed exercise of outstanding stock options . . . . . . . . . . . . . . . . .      0.1           0.4           0.2          0.4
                                                                                 --------     ---------      ---------    --------
Weighted average number of common and common equivalent
    shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     59.6          63.3          61.6         61.7
                                                                                 ========     =========      =========    ========
Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . .  $  17.9      $   44.2       $  82.9      $ 120.7
Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -             -             -          (2.1)
                                                                                 --------     ---------      ---------    --------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17.9      $   44.2       $  82.9      $ 118.6
                                                                                 ========     =========      =========    ========
Net income per common share:
  Income before extraordinary loss  . . . . . . . . . . . . . . . . . . . . . .  $  0.30      $   0.70       $  1.35      $  1.95
  Extraordinary loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -             -             -          (0.03)
                                                                                 --------     ---------      ---------    --------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.30      $   0.70       $  1.35      $  1.92
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

         Inventory balances at September 30, 1998 and December 31, 1997 were as follows (in millions):




                                                                                 September 30       December 31,
                                                                                     1998              1997
                                                                                 -------------   ------------------

Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  334.7        $   267.7
Repair and replacement parts . . . . . . . . . . . . . . . . . . . . . . . . . .     278.5            250.2
Work in process, production parts and raw materials. . . . . . . . . . . . . . .     232.4            184.5
                                                                                  ------------   ------------------
     Gross inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     845.6            702.4

Allowance for surplus and obsolete inventories   . . . . . . . . . . . . . . . .     (78.4)           (79.7)
                                                                                  ------------   ------------------
     Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  767.2        $   622.7
                                                                                  ============   ==================

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

         Total comprehensive income for the three and nine months ended September 30, 1998 and 1997 was as follows (in millions):



                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30,              September 30,
                                                                                 -------------------------  ----------------------
                                                                                   1998          1997         1998        1997
                                                                                 -----------  ------------   --------  -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  17.9      $  44.2        $ 82.9     $ 118.6
Other comprehensive income:
     Foreign currency translation adjustments  . . . . . . . . . . . . . . . . .    48.0          1.2          19.6       (53.9)
                                                                                 ===========  =============  ========   ============
Total comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . $  65.9      $  45.4        $102.5     $  64.7
                                                                                 ===========  =============  ========   ============

 8.       COMMON STOCK

         In December 1997, the Company's Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock. As of September 30, 1998, the Company has repurchased approximately 3.5 million shares of its common stock at a cost of approximately $88.1 million. The purchases are made through open market transactions, and the timing and number of shares purchased depend on various factors, such as price and other market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions. The Company's operations are expected to be subject to such conditions in the future. Sales are recorded by the Company when equipment and replacement parts are shipped by the Company to its independent dealers, distributors or other customers. To the extent possible, the Company attempts to ship products to its dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on its manufacturing operations and to minimize its investment in inventory. Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, the Company's net sales and operating results have historically been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded net income for the three months ended September 30, 1998 of $17.9 million compared to $44.2 million for the same period in 1997. Net income per common share on a diluted basis was $0.30 and $0.70 for the third quarter of 1998 and 1997, respectively. Net income for the first nine months of 1998 was $82.9 million compared to $118.6 million for the same period in 1997. Net income per common share on a diluted basis was $1.35 and $1.92 for the first nine months of 1998 and 1997, respectively. Net income for the three and nine months ended September 30, 1997 included nonrecurring expenses of $4.9 million, or $0.05 per share on a diluted basis, and $12.6 million, or $0.13 per share on a diluted basis, respectively, related to the restructuring of the Company's European operations, the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively, and executive severance costs (see "Charges for Nonrecurring Expenses"). In addition, net income for the nine months ended September 30, 1997 included an extraordinary after-tax charge of $2.1 million, or $0.03 per share on a diluted basis, for the write-off of unamortized debt costs related to the refinancing in January 1997 of the Company's revolving credit facility (see "Liquidity and Capital Resources"). The results for the three and nine months ended September 30, 1998 were negatively impacted by unfavorable industry conditions which resulted in reduced net sales in the majority of markets throughout the world as well as lower operating margins in all regions.

         RETAIL SALES

         In the United States and Canada, for the nine months ended September 30, 1998, industry unit retail sales of tractors and combines increased approximately 7% and 5%, respectively, over the same period in 1997, while industry unit retail sales of hay and forage equipment decreased approximately 5% compared to the same period in 1997. The industry increases reflect strong demand during the first half of 1998; however, industry demand during the third quarter of 1998 declined in all major equipment categories primarily due to low commodity prices and high commodity stock levels which have negatively impacted farm income. Company unit retail sales of tractors in the United States and Canada increased 4% for the nine months ended September 30, 1998 compared to 1997 primarily due to favorable industry conditions in the first half of 1998 and strong acceptance of new tractor models. Company unit retail sales of combines decreased 18% for the first nine months of 1998 compared to 1997 primarily due to lower 1998 pre-season sales, adverse weather conditions particularly in Western Canada and new product introductions by competitors. Company unit retail sales of hay and forage equipment decreased less than the industry for the first nine months of 1998 compared to the prior year.

         In Western Europe, industry unit retail sales of tractors experienced mixed results with an overall decrease of approximately 3% for the nine months ended September 30, 1998 compared to the same period in the prior year. Industry retail sales in the U.K and Scandinavia were negatively impacted by unfavorable market conditions offset to some extent by increases in Germany and Spain. For the third quarter of 1998, all significant European markets experienced declines in retail sales with industry retail sales decreasing 11% compared to the same period in 1997 primarily due to depressed commodity prices and export demand. For the nine months ended September 30, 1998, the Company's unit retail sales of tractors in Western Europe decreased in line with the industry with improved market position in the Massey Ferguson utility tractor range and the Fendt brand offset by declines in the Massey Ferguson high horsepower range due to the product lacking certain competitive features.

         Industry unit retail sales of tractors in South America increased approximately 4% for the nine months ended September 30, 1998 over the prior year primarily due to a 25% increase in retail sales in the major market of Brazil offset by industry declines in Argentina and in the remaining South American markets. Industry demand in the third quarter declined 6% compared to the prior year with lesser gains in Brazil offset by declines in the remaining markets. Industry conditions have recently been negatively impacted by economic uncertainty and low commodity prices. For the nine months ended September 30, 1998, Company unit retail sales of tractors in Brazil increased approximately 16% compared to the same period in 1997, trailing the industry due to heavy competitor discounting activity. For the third quarter of 1998, the Company's retail sales of tractors in Brazil increased in line with the industry. Outside of Brazil, Company unit retail sales of tractors in South America performed better than the industry for the three and nine months ended September 30, 1998 primarily due to the favorable acceptance of new product introductions.

         In other international markets, industry unit retail sales of tractors decreased significantly compared to the prior year in the East Asia/Pacific region, due to the economic crisis affecting the market, and in Africa, primarily due to political and economic instability as well as adverse weather conditions,. The Company also experienced significant declines in retail sales in these markets and in Central and Eastern Europe due to difficulties in securing financing in the region.


         STATEMENT OF INCOME

         Net sales for the third quarter of 1998 were $665.7 million compared to $759.5 million for the same period in 1997. Net sales for the nine months ended September 30, 1998 were $2,183.3 million compared to $2,335.8 million for the prior year. The decrease in net sales for the three and nine months ended September 30, 1998 primarily reflects the lower retail demand in the majority of markets throughout the world as well as the negative translation effect of currency exchange for the nine months ended September 30, 1998. Net sales for the three and nine months ended September 30, 1998, were also negatively impacted by the sale of the Fendt caravan business in December 1997 (the "Fendt Caravan Sale") and the disposition of 50% of the Deutz Argentina engine business in December 1997 (the "Engine Joint Venture"). This impact was partially offset by the acquisitions of Dronningborg Industries a/s ("Dronningborg") in Denmark in December 1997, the distribution rights of Massey Ferguson in Argentina in May 1998, and the Spra-Coupe line of self-propelled agricultural sprayers in North America in July 1998. Excluding the impact of currency translation, acquisitions and divestitures, net sales for the three and nine months ended September 30, 1998 decreased approximately 11.9% and 2.4%, respectively, compared to the same periods in 1997.

         On a regional basis, net sales in North America decreased $16.3 million, or 6.5%, for the three months ended September 30, 1998 compared to the same period in 1997 primarily due to unfavorable market conditions which resulted in lower sales, particularly related to combines and replacement parts. For the nine months ended September 30, 1998, net sales increased $63.0 million, or 9.5%, compared to the same period in 1997 primarily relating to higher sales of midrange and high horsepower tractors resulting from favorable industry conditions during the first half of 1998. In Western Europe, net sales declined $40.0 million, or 12.4%, and $130.4 million, or 11.6%, for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 primarily due to the unfavorable industry conditions in the region, the Fendt Caravan Sale, and for the nine months ended September 30, 1998, the negative impact of foreign currency translation. Net sales in South America decreased $9.8 million, or 11.0% for the three months ended September 30, 1998 compared to the same period in 1997 primarily due to the impact of the Engine Joint Venture and the negative impact of foreign currency translation. For the nine months ended September 30, 1998, net sales increased $1.8 million, or 0.7%, compared to the same period in 1997 primarily due to improved sales of Brazilian tractors and combines offset by the impact of the Engine Joint Venture and foreign currency translation. In the remaining international markets, net sales decreased $27.7 million, or 28.1%, and $86.9 million, or 28.5%, for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 primarily due to decreased sales in the Asia/Pacific region and Central and Eastern Europe resulting from unfavorable market conditions and the negative impact of foreign currency translation.

         Gross profit was $131.2 million (19.7% of net sales) for the third quarter of 1998 compared to $169.5 million (22.3% of net sales) for the same period in the prior year. Gross profit for the nine months ended September 30, 1998 was $432.2 million (19.8% of net sales) compared to $479.6 million (20.5% of net sales). Gross margins for the three months ended September 30, 1998 were negatively impacted by (1) increased discounts related to the sale of the Company's products in North America, Western Europe and South America resulting from the competitive market environment, (2) lower production volumes which resulted in lower overhead absorption, and (3) unfavorable currency exchange primarily relating to the weak Canadian dollar. For the nine months ended September 30, 1998, gross margins were negatively impacted by (1) increased discounting, (2) lower production overhead absorption, and (3) unfavorable currency exchange relating to the weak Canadian dollar and the strong British pound. These factors were offset to some extent by improved gross margins on combines sold in Western Europe resulting from the acquisition of Dronningborg.

         Selling, general and administrative expenses for the third quarter of 1998 were $71.2 million (10.7% of net sales) compared to $70.0 million (9.2% of net sales) for the same period in 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses were $202.9 million (9.3% of net sales) compared to $199.2 million (8.5% of net sales). The increase in selling, general and administrative expenses as a percentage of net sales for both periods was primarily due to lower sales volumes compared to the same periods in the prior year and Year 2000 project costs recorded in 1998. Engineering expenses were $13.9 million (2.1% of net sales) for the third quarter of 1998 compared to $12.2 million (1.6% of net sales) for the same period in 1997. Engineering expenses for the nine months ended September 30, 1998 were $42.1 million (1.9% of net sales) compared to $39.5 million (1.7% of net sales) for the same period in 1997. Engineering expenses as a percentage of net sales were higher for both periods primarily due to lower sales volume in addition to higher engineering expenses relating to the introduction of new products and the acquisition of Dronningborg.

         The nonrecurring charge recorded in the three and nine months ended September 30, 1997 related to the restructuring of the Company's European operations, the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively, and executive severance costs. See "Charges for Nonrecurring Expenses" for further discussion.

         Operating income,  excluding  nonrecurring  charges,  was $46.1 million
(6.9% of net sales) for the third quarter of 1998 compared to $87.3 million (11.5% of net sales) for the same period in 1997. For the first nine months of 1998, operating income was $187.2 million (8.6% of net sales) compared to $240.9 million (10.3% of net sales). Operating income as a percentage of net sales for both periods was unfavorable compared to the prior year periods primarily due to the negative effect of lower sales volumes on selling, general and administrative expenses as discussed above, the decline in gross margins and Year 2000 project costs recorded during 1998.

         Interest expense, net was $17.3 million for the third quarter of 1998 compared to $13.5 million for the same period in the prior year. For the nine months ended September 30, 1998, interest expense, net was $50.6 million compared to $40.7 million for the same period in the prior year. The higher interest expense, net for both periods primarily resulted from the higher level of borrowings at September 30, 1998 compared to the prior year to fund the Company's recent acquisitions, common stock repurchases made during the second quarter of 1998 and higher levels of working capital.

         Other expense, net was $6.4 million for the third quarter of 1998 compared to $4.4 million for the same period in 1997. For the nine months ended September 30, 1998, other expense, net, was $20.9 million compared to $13.4 million for the same period in the prior year. The Company experienced an increase in other expense, net relating to increased hedging costs on sales of U.K. sourced products and foreign exchange losses compared to gains reported in the same periods in 1997.

         The Company recorded an income tax provision of $8.2 million and $23.3 million for the third quarter of 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Company recorded an income tax provision of $42.8 million and $62.1 million, respectively. The Company's effective tax rate increased during the nine months ended September 30, 1998 compared to the same period in 1997 due to a change in the mix of income to jurisdictions with higher tax rates.

         Equity in net earnings of affiliates was $3.7 million and $3.0 million for the third quarter of 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, equity in net earnings of affiliates was $10.0 million and $8.6 million, respectively. The increase in equity in net earnings of affiliates for both periods primarily related to increased earnings for the Company's retail finance affiliates. In addition, the Company recognized 50% of the net income of the Engine Joint Venture during the third quarter and first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. Lending commitments under the Company's revolving credit facility reduce from the current commitment of $1.1 billion as of September 30, 1998 to $1.0 billion on January 1, 1999. In addition, borrowings under the Company's revolving credit facility may not exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As receivables and inventories fluctuate, borrowings under the revolving credit facility fluctuate as well. As of September 30, 1998, approximately $834.9 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $221.2 million.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $1,240.7 million of working capital, as of September 30, 1998, an increase of $356.4 million over working capital of $884.3 million as of December 31, 1997. The increase in working capital was primarily due to working capital acquired in the Company's recent acquisitions and higher accounts receivable and inventories, particularly in North America, reflecting the impact of normal seasonal requirements in addition to sales declines in the third quarter.

         Cash flow used for operating activities was $188.4 million and $83.7 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash flow used for operating activities compared to the prior year was primarily due to lower net income and decreases in accounts payable and accrued expenses compared to the prior year. The decrease in payables and accruals were primarily related to lower sales volume in 1998 and lower production in the Company's production facilities in order to compensate for the anticipated declines in future market demand. The decrease in payables and accruals was offset to some extent by a decrease in accounts receivable resulting from reduced sales during the nine months ended September 30, 1998.

         As a result of the negative market conditions which have adversely affected demand in the majority of markets throughout the world, the Company has reduced production levels for the remainder of 1998 at the Company's manufacturing facilities in North America, Western Europe and South America. In order to reduce dealer and company inventory levels, the Company has reduced 1998 tractor and combine unit production to be 13% below 1997 levels. In addition, in response to the anticipated declines in demand, the Company has identified headcount reductions in production and white collar personnel to be made by the beginning of 1999. The Company expects to record a charge in the fourth quarter of 1998 of $35.0 million to $40.0 million related to these headcount reductions.

         Capital expenditures for the nine months ended September 30, 1998 were $39.5 million compared to $37.3 million for the same period in 1997. The Company anticipates that additional capital expenditures for the remainder of 1998 will range from approximately $20.0 million to $25.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment maintenance.

         In December 1997, the Company's Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock. As of September 30, 1998, the Company has repurchased approximately 3.5 million shares of its common stock at a cost of approximately $88.1 million. The purchases are made through open market transactions, and the timing and number of shares purchased depend on various factors, such as price and other market conditions.

         In October 1998, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the fourth quarter of 1998. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

YEAR 2000

         The Company has assessed the impact of the Year 2000 issue on its reporting systems and operations. Based on its assessment, the Company has developed a Year 2000 compliance plan, in which all key information systems are being tested and all non-compliant software or technology is being modified or replaced. This review included all information technology systems and embedded systems located in the Company's manufacturing equipment, facility equipment and in the Company's products. The Company is also reviewing the Year 2000 compliance status and compatibility of customers' and suppliers' systems which interface with the Company's systems or could impact the Company's operations.

         The Company expects to have the majority of the necessary modifications to its information technology systems completed by the end of 1998 and to complete testing of its systems for Year 2000 compliance during 1999. During 1998, the Company reviewed a majority of its embedded systems and identified a small percentage of systems with Year 2000 problems. The Company expects to have these affected systems replaced or corrected by mid-1999 and to complete testing of all systems during 1999. Based on its reviews, the Company estimates that the required costs to modify existing computer systems and applications will be approximately $10 million to $12 million of which $4.0 million has been incurred to date. The remaining costs will be incurred in the fourth quarter of 1998 and in 1999.

         While the Company believes that its plans are adequate to ensure that the Year 2000 issue will not materially impact future operations, the risks of these plans not being adequate or the risk that the Company's major customers and suppliers do not modify or replace their affected systems could have a material adverse impact on the Company's results of operations or financial condition in the future. Failure by the Company or its customers or suppliers to resolve the Year 2000 problem could result in a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability of the Company to process some orders and to deliver some finished products to customers. The Company is currently identifying and considering various contingency options, to minimize the risks of any Year 2000 problems.


CHARGES FOR NONRECURRING EXPENSES

         The Company recorded $4.9 million and $12.6 million of nonrecurring expenses during the three and nine months ended September 30, 1997, respectively. The nonrecurring charge for the three and nine months ended September 30, 1997 included $1.7 million and $9.4 million, respectively, related to the restructuring of the Company's European operations and the integration of the operations of Deutz Argentina and Fendt, acquired in December 1996 and January 1997, respectively. In addition, the nonrecurring charge for the three and nine months ended September 30, 1997 included $3.2 million related to executive severance costs (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). The costs related to the restructuring of the Company's European operations primarily related to the centralization of certain administrative functions. The costs related to the integration of the Deutz Argentina and Fendt operations primarily related to the rationalization of manufacturing and administrative functions.

ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         Statement 133 is effective for fiscal years beginning after June 15, 1999, however, early adoption is permitted. We have not yet quantified the impact of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1 - Financial Data Schedule - September 30, 1998 (electronic filing purposes only).

                           27.2 - Restated Financial Data Schedule - September 30, 1997 (electronic filing purposes only)

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




Date: November 13, 1998                      /s/ Patrick S. Shannon
      ----------------                      ------------------------
                                            Patrick S. Shannon
                                            Vice President and Chief
                                            Financial Officer

                                                   EXHIBIT INDEX


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                          Page
--------              ----------------------------------------                       ------------
27.1                  Financial Data Schedule -  September 30, 1998
                      (electronic filing purposes only).

27.2                  Restated Financial Data Schedule - September 30, 1997
                      (electronic filing purposes only).
