Form 10-K
period 1998-12-31
AGCO CORP /DE
filed 1999-03-31
CIK 880266

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                         COMMISSION FILE NUMBER: 1-12930

                                AGCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  58-1960019
   (State or other jurisdiction of         (I.R.S. employer identification no.)
   incorporation or organization)

 4205 RIVER GREEN PARKWAY, DULUTH, GEORGIA                  30096
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

                        --------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No       .
   -------     -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      ------------------------------------

         The aggregate market value of common stock held by non-affiliates of the Registrant as of the close of business on March 10, 1999 was $292,501,366. As of such date, there were 59,535,921 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the AGCO Corporation Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference in Part II.

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 are incorporated by reference in Part III.





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

THE COMPANY

         AGCO is a leading manufacturer and distributor of agricultural equipment throughout the world. The Company sells a full range of agricultural equipment and related replacement parts, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company's products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO(R) Allis, Massey Ferguson(R), Hesston(R), White, GLEANER(R), New Idea(R), AGCOSTAR(R), Black Machine, Landini, Tye(R), Farmhand(R), Glencoe(R), Deutz (South America), IDEAL, Fendt, Spra-Coupe(R) and Willmar(R). The Company distributes its products through a combination of over 8,500 independent dealers and distributors, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France, Germany, and Brazil through its finance joint ventures with Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" ("Rabobank").

         AGCO was organized in June 1990 by an investment group formed by management to acquire the successor to the agricultural equipment business of Allis-Chalmers, a company which began manufacturing and distributing agricultural equipment in the early 1900s. Since its formation in June 1990, AGCO has grown substantially through a series of 17 acquisitions for consideration aggregating approximately $1.4 billion. These acquisitions have allowed the Company to broaden its product line, expand its dealer network and establish strong market positions in several new markets throughout North America, South America, Western Europe and the rest of the world. The Company has achieved significant cost savings and efficiencies from its acquisitions by eliminating duplicate administrative, sales and marketing functions, rationalizing its dealer network, increasing manufacturing capacity utilization and expanding its ability to source certain products and components from third party manufacturers. In addition to acquisitions, the Company has increased its sales in North America by entering into a substantial number of crossover contracts with its dealers whereby a dealer carrying one of the Company's brands also contracts to sell additional AGCO brands or products. The Company has also grown through expansion of its product offerings into new distribution channels and through new product introductions.

TRANSACTION HISTORY

         Hesston Acquisition. In March 1991, the Company acquired Hesston Corporation ("Hesston"), a leading manufacturer and distributor of hay tools, forage equipment and related replacement parts (the "Hesston Acquisition"). The assets acquired also included Hesston's 50% interest in a joint venture, Hay and Forage Industries ("HFI"), between Hesston and Case Corporation which manufactures hay and forage equipment for both parties. Hesston's net sales in its full fiscal year preceding the acquisition were approximately $91.0 million. The Hesston Acquisition enabled the Company to provide its dealers with a more complete line of farm equipment and to expand its dealer network.

         White Tractor Acquisition. In May 1991, the Company acquired the White Tractor Division ("White") of Allied Products Corporation (the "White Acquisition"). White's net sales in its full fiscal year preceding the acquisition were approximately $58.3 million. As a result of the White Acquisition, the Company added a new line of tractors to its product offerings and expanded its North America dealer network.

         Massey Ferguson North American Acquisition. In January 1993, the Company entered into an agreement with Varity Corporation ("Varity") to be the exclusive distributor in the United States and Canada of the Massey Ferguson line of farm equipment. Concurrently, the Company acquired the North American distribution operation of Massey Ferguson Group Limited ("Massey") from Varity (the "Massey North American Acquisition"). Net sales attributable to Massey's North American distribution operation in the full fiscal year preceding the acquisition were approximately $215.0 million. The Massey North American Acquisition provided AGCO access to another leading brand name in the agricultural equipment industry and enabled the Company to expand its dealer network by entering into a substantial number of crossover contracts.

         White-New Idea Acquisition. In December 1993, the Company acquired the White-New Idea Farm Equipment Division ("White-New Idea") of Allied Products Corporation (the "White-New Idea Acquisition"). White-New Idea's net sales in 1993 were approximately $83.1 million. The White-New Idea Acquisition enabled the Company to offer a more complete line of planters and spreaders and a broader line of tillage equipment.

         Agricredit-North America Acquisition. The Company acquired Agricredit Acceptance Company ("Agricredit-North America"), a retail finance company, from Varity in two separate transactions (together, the "Agricredit-North America Acquisition"). The Company acquired a 50% joint venture interest in Agricredit-North America in January 1993 and acquired the remaining 50% interest in February 1994. The Agricredit-North America Acquisition enabled the Company to provide more competitive and flexible financing alternatives to end users.

         Massey Acquisition. In June 1994, the Company acquired Massey from Varity, including Massey's network of independent dealers and distributors and associate and licensee companies outside the United States and Canada (the "Massey Acquisition"). Massey, with fiscal 1993 net sales of approximately $898.4 million (including net sales to AGCO of approximately $124.6 million), was one of the largest manufacturers and distributors of tractors in the world. The Massey Acquisition significantly expanded AGCO's sales and distribution outside North America.

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

         Maxion Acquisition. In June 1996, the Company acquired the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Agricultural Equipment Business") (the "Maxion Acquisition"). The Maxion Agricultural Equipment Business, with 1995 sales of approximately $265.0 million, was AGCO's Massey Ferguson licensee in Brazil, manufacturing and distributing agricultural tractors under the Massey Ferguson brand name, combines under the Massey Ferguson and IDEAL brand names and industrial loader-backhoes under the Massey Ferguson and Maxion brand names. The Maxion Acquisition expanded the Company's product offerings and distribution network in South America, particularly in the significant Brazilian agricultural equipment market.

         Western Combine Acquisition. In July 1996, the Company acquired certain assets of Western Combine Corporation and Portage Manufacturing, Inc., the Company's suppliers of Massey Ferguson combines and other harvesting equipment sold in North America (the "Western Combine Acquisition"). The Western Combine Acquisition provided the Company with access to advanced technology and increased the Company's profit margin on certain combines and harvesting equipment sold in North America.

         Agricredit-North America Joint Venture. In November 1996, the Company sold a 51% interest in Agricredit-North America to a wholly-owned subsidiary of Rabobank. The Company retained a 49% interest in Agricredit-North America and now operates Agricredit-North America with Rabobank as a joint venture (the "Agricredit-North America Joint Venture"). The Agricredit North-America Joint Venture has continued the business of Agricredit-North America and seeks to build a broader asset-based finance business through the addition of other lines of business. The Company has similar joint venture arrangements with Rabobank with respect to its retail finance companies located in the United Kingdom, France, Germany and Brazil.

         Deutz Argentina Acquisition. In December 1996, the Company acquired the operations of Deutz Argentina S.A. ("Deutz Argentina") (the "Deutz Argentina Acquisition"). Deutz Argentina, with 1995 sales of approximately $109.0 million, was a manufacturer and distributor of agricultural equipment, engines and light duty trucks in Argentina and other markets in South America. The Deutz Argentina

Acquisition established AGCO as a leading supplier of agricultural equipment in Argentina. In February 1999, the Company sold its manufacturing operations in Haedo, Argentina which will allow the Company to consolidate the assembly of tractors into an existing facility in Brazil.

         Fendt Acquisition. In January 1997, the Company acquired the operations of Xaver Fendt GmbH & Co. KG ("Fendt") (the "Fendt Acquisition"). Fendt, which had 1996 sales of approximately $650.0 million, manufactures and distributes tractors through a network of independent agricultural cooperatives, dealers and distributors in Germany and throughout Europe and Australia. With this acquisition, AGCO has a leading market share in Germany and France, two of Europe's largest agricultural equipment markets. In December 1997, the Company sold Fendt's caravan and motor home business in order to focus on its core agricultural equipment business.

         Dronningborg Acquisition. In December 1997, the Company acquired the remaining 68% of Dronningborg Industries a/s (the "Dronningborg Acquisition"), the Company's supplier of combine harvesters sold under the Massey Ferguson brand name in Europe. The Company previously owned 32% of this combine manufacturer which developed and manufactured combine harvesters exclusively for AGCO. The Dronningborg Acquisition enabled the Company to achieve certain synergies within its worldwide combine manufacturing and increased the Company's gross profit margin on combines sold primarily in Europe.

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

         MF Argentina Acquisition. In May 1998, the Company acquired the distribution rights for the Massey Ferguson brand in Argentina (the "MF Argentina Acquisition"). The MF Argentina Acquisition expanded the Company's distribution network in the second largest market in South America.

         Spra-Coupe and Willmar Acquisitions. In July 1998, the Company acquired the Spra-Coupe product line, a brand of agricultural sprayers sold primarily in North America (the "Spra-Coupe Acquisition"). In October 1998, the Company acquired the Willmar product line, a brand of agricultural self-propelled sprayers, spreaders and loaders sold primarily in North America (the "Willmar Acquisition"). Spra-Coupe and Willmar had combined net sales of approximately $81.8 million in their respective full fiscal years preceding these acquisitions. The Spra-Coupe and Willmar Acquisitions expanded the Company's product offerings to include a full line of self-propelled sprayers.

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

         All compact tractors are sold under the Massey Ferguson brand name and are typically used on small farms and in specialty agricultural industries such as dairies, orchards and vineyards. The Company offers a full range of tractors in the 40 to 100 horsepower category, including both two-wheel and all-wheel drive versions. The Company sells mid-range tractors in the 40 to 100 horsepower segment under the Massey Ferguson, Fendt, AGCO Allis, White, Landini, and Deutz brand names. The mid-range tractors are typically used on small and medium-sized farms and in specialty agricultural industries. The Company also offers a full range of tractors in the over-100 horsepower segment ranging primarily from 100 to 425 horsepower. High horsepower tractors are typically used on larger farms and on cattle ranches for hay production. The

Company sells high horsepower tractors under the Massey Ferguson, Fendt, AGCO Allis, White, Landini, AGCOSTAR and Deutz brand names. Tractors accounted for approximately 62%, 62% and 60% of the Company's net sales in 1998, 1997 and 1996, respectively.

         Combines

         Combines are large, self-propelled machines used for the harvesting of crops, such as corn, wheat, soybeans and barley. The Company sells combines under the GLEANER, Massey Ferguson, Deutz, IDEAL, and beginning in 1999, Fendt brand names. Depending on the market, Gleaner and Massey Ferguson combines are sold with conventional or rotary technology while the Deutz, Fendt and IDEAL combines utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for 10%, 10% and 11% of the Company's net sales in 1998, 1997 and 1996, respectively.

         Hay Tools and Forage Equipment, Sprayers, Implements and Other Products

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

         Sprayers are used to apply materials such as fertilizers and crop protection chemicals to fields before or after crops have emerged. The Company offers under 500-gallon self-propelled agricultural sprayers under the Spra-Coupe brand name and 500 to 1,000 gallon self-propelled agricultural sprayers under the Willmar brand name.

         The Company also distributes a wide range of implements, planters and other equipment for its product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; min-tils, which break up soil and mix crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes tractor-pulled manure spreaders, which fertilize fields with the controlled application of sludge or solid manure, and loaders, which are used for a variety of tasks including lifting and transporting hay crops. The Company sells implements, planters and other products under the Hesston, White-New Idea, Black Machine, Massey Ferguson, Tye, Farmhand, Glencoe, Deutz, Fendt and Willmar brand names. Hay tools and forage equipment, sprayers, implements and other products accounted for 11%, 12% and 12% of the Company's net sales in 1998, 1997 and 1996, respectively.

         Replacement Parts

         In addition to sales of new equipment, the replacement parts business is an important source of revenue and profitability for both the Company and its dealers. The Company sells replacement parts for products sold under all of its brand names, many of which are proprietary. These parts help keep farm equipment in use, including products no longer in production. Since most of the Company's products can be economically maintained with parts and service for a period of 10 to 20 years, each product which enters the marketplace provides the Company with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 17%, 16% and 17% of the Company's net sales in 1998, 1997 and 1996, respectively.

MARKETING AND DISTRIBUTION

         The Company distributes its products primarily through a network of independent dealers and distributors. The Company's dealers are responsible for retail sales to the equipment's end user in addition to after-sales service and support of the equipment. The Company's distributors may sell the Company's products through a network of dealers supported by the distributor. Through the Company's acquisitions and dealer development activities, the Company has broadened its product line, expanded its dealer network and strengthened its geographic presence in Western Europe, North America, South America and the rest of the world. The Company's sales are not dependent on any specific dealer, distributor or group of dealers.

         Western Europe

         Fully assembled tractors and other equipment are marketed in most major Western European markets directly through a network of approximately 2,400 independent Massey Ferguson and Fendt dealers and agricultural cooperatives in Western Europe. In addition, the Company sells through independent distributors and associates in certain markets in Western Europe, which distribute through approximately 770 Massey Ferguson and Fendt dealers. In most cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for 47%, 47% and 43% of the Company's net sales in 1998, 1997 and 1996, respectively.

         North America

         The Company markets and distributes its farm machinery, equipment and replacement parts to farmers in North America through a network of dealers supporting approximately 6,500 dealer contracts. Each of the Company's approximately 2,800 independent dealers represents one or more of the Company's distribution lines or brand names. Dealers may also handle competitive and dissimilar lines of products. The Company intends to maintain the separate strengths and identities of its brand names and product lines. Sales in North America accounted for 32%, 30% and 36% of the Company's net sales in 1998, 1997 and 1996, respectively.

         South America

         The Company markets and distributes its farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, the Company distributes products directly to approximately 475 independent dealers primarily supporting either the Massey Ferguson, IDEAL, or Deutz brand names. Outside of Brazil and Argentina, the Company sells its products in South America through independent distributors. In Brazil, federal laws are extremely protective of dealers and prohibit a manufacturer from selling any of its products in Brazil except through its dealer network. Additionally, each dealer has the exclusive right to sell its manufacturer's product in its designated territory and as a result, no dealer may represent more than one manufacturer. Sales in South America accounted for 11%, 10% and 4% of the Company's net sales in 1998, 1997 and 1996, respectively.

         Rest of the World

         Outside Western Europe, North America and South America, the Company operates primarily through a network of approximately 2,115 independent Massey Ferguson and Fendt distributors and dealers, as well as associates and licensees, marketing the Company's products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia, where the Company directly supports its dealer network, the Company utilizes independent distributors, associates and licensees to sell its products. These arrangements allow AGCO to benefit from local market expertise to establish strong market positions with limited investment. In some cases, AGCO also sells agricultural equipment directly to governmental agencies. The Company will continue to actively support the local production and distribution of Massey-licensed products by third party distributors, associates and licensees. Sales outside Western Europe, North America, and South America accounted for 10%, 13% and 17% of the Company's net sales in 1998, 1997 and 1996, respectively.

         In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for the Company's products and a source of low cost production for certain Massey Ferguson products. Associates are entities in which the Company has an ownership interest, most notably in India. Licensees are entities in which the Company has no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson equipment in its home country, but may not sell these products in other countries. The Company generally licenses to these associate companies certain technology, as well as the right to use Massey Ferguson's trade names. The Company sells products to associates and licensees in the form of components used in local manufacturing operations, tractor sets supplied in completely knocked down ("CKD") kits for local assembly and distribution and fully assembled tractors for local distribution only. In certain countries, the arrangements with licensees and associates have evolved to where the Company is principally providing technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson brand name in the licensed territory and may also become a source of low cost production to the Company.

         Parts Distribution

         In Western Europe, the parts operation is supported by master distribution facilities in Desford, England; Ennery, France; and Marktoberdorf, Germany and regional parts facilities in Spain, Denmark, Germany and Italy. The Company supports its sales of replacement parts in North America through its master parts warehouse in Batavia, Illinois and regional warehouses throughout North America. In the Asia/Pacific region, the Company's parts operation is supported by a master distribution facility in Melbourne, Australia. In South America, replacement parts are maintained and distributed primarily from its facilities in Brazil and Argentina.

         Dealer Support and Supervision

         The Company believes that one of the most important criteria affecting a farmer's decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. The Company provides significant support to its dealers in order to improve the quality of its dealer network. The Company monitors each dealer's performance and profitability as well as establishes programs which focus on the continual improvement of the dealer. In North America, the Company also identifies open markets with the greatest potential for each brand and selects an existing AGCO dealer, or a new dealer, who would best represent the brand in that territory. AGCO protects each existing dealer's territory and will not place the same brand within that protected area. Internationally, the Company also focuses on the development of its dealers. The Company analyzes, on an ongoing basis, the regions of each country where market share is not acceptable. Based on this analysis, a dealer may be added in that territory, or a nonperforming dealer may be replaced or refocused on performance standards.

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

RETAIL FINANCING

         Through its retail financing joint ventures located in North America, the United Kingdom, France, Germany and Brazil, the Company provides a competitive and dedicated financing source to the end users of the Company's products as well as equipment produced by other manufacturers. These retail finance companies are owned 49% by the Company and 51% by a wholly-owned subsidiary of Rabobank. Retail finance programs can be tailored to prevailing market conditions and can enhance the Company's sales efforts.

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

         Western Europe

         The Company's manufacturing operations in Western Europe are performed in tractor manufacturing facilities located in Coventry, England; Beauvais, France and Marktoberdorf, Germany and a combine manufacturing facility in Randers, Denmark. The Coventry facility produces tractors marketed under the Massey Ferguson, AGCO Allis and White brand names ranging from 38 to 110 horsepower that are sold worldwide in fully-assembled form or as CKD kits for final assembly by licensees and associates. The Beauvais facility produces 70 to 260 horsepower tractors marketed under the Massey Ferguson, AGCO Allis and White brand names. The Marktoberdorf facility produces 50 to 225 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson brand name, and beginning in 1999, the Fendt brand name. The Company also assembles forklifts for sale to third parties and manufactures hydraulics for its Fendt tractors and for sale to third parties in its Kempten, Germany facility, and assembles cabs for its Fendt tractors in Baumenheim, Germany. The Company also has a joint venture with Renault Agriculture S.A. ("Renault"), for the manufacture of driveline assemblies for high horsepower AGCO and Renault tractors at the Company's facility in Beauvais (the "GIMA Joint Venture"). By sharing overhead and engineering costs, the GIMA Joint Venture has resulted in a decrease in the cost of these components.

         North America

         The Company manufactures and assembles GLEANER and Massey Ferguson rotary and conventional combines and combine heads at its Independence, Missouri facility. The Company produces its White-New Idea line of planters, hay tools and forage equipment and implements; Black Machine planters; AGCO Allis, White, Massey Ferguson and AGCOSTAR tractors; cultivating and tillage equipment marketed under the Glencoe brand name and tillage equipment and loaders marketed under the Farmhand brand name at its Coldwater, Ohio facility. The Company also leases a manufacturing facility in Lockney, Texas where it produces drill planters and tillage equipment marketed under the Tye brand name. In Willmar, Minnesota, the Company manufactures self-propelled sprayers marketed under the Spra-Coupe and Willmar brand names and loaders and spreaders under the Willmar brand name. As part of the HFI joint venture, the Company produces Hesston, White-New Idea and Massey Ferguson hay tools and forage equipment in Hesston, Kansas. The HFI partnership agreement provides for HFI to manufacture hay tools and forage equipment for sale to the Company and Case Corporation at cost. By sharing the facilities with Case Corporation, the Company is able to increase HFI's capacity utilization and reduce the Company's product cost by sharing overhead and product development costs. The Company also maintains a facility in Queretaro, Mexico where tractors are assembled for distribution in the Mexican market.

         South America

         The Company's manufacturing operations in South America are located in Brazil and Argentina. In Brazil, the Company manufactures and assembles Massey Ferguson tractors, ranging from 50 to 173 horsepower, and industrial loader-backhoes at its facility in Canoas, Rio Grande do Sul. The Company also manufactures conventional combines marketed under the Massey Ferguson, Deutz and IDEAL brand names in Santa Rosa, Rio Grande do Sul. In February 1999, the Company sold its Haedo, Argentina plant which manufactured Deutz branded tractors, ranging from 60 to 190 horsepower, engine components and light duty trucks. The Haedo sale will allow the Company to consolidate certain operations, principally tractor assembly, into its Canoas, Brazil facility in the year 2000. In addition, the Company will outsource certain components currently manufactured in Haedo as part of the transaction. The Argentina Engine Joint Venture manufactures diesel engines, for the Company's equipment and for sale to third parties, at a facility in San Luis, Argentina, which is owned by the joint venture.

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

SEASONALITY

         Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent possible, the Company attempts to ship products to its dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on its manufacturing operations and to minimize its investment in inventory. The Company's financing requirements are subject to variations due to seasonal changes in working capital levels, which typically build in the first half of the year and then reduce in the second half of the year.

COMPETITION

         The agricultural industry is highly competitive. During the 1980s, the industry experienced significant consolidation and retrenchment. The Company competes with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. The Company's principal competitors on a worldwide basis are Case Corporation, Deere & Company and New Holland N.V. In certain Western European and South American countries, regional competitors exist which have significant market share in a single country or a group of countries.

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

ENGINEERING AND RESEARCH

         The Company makes significant expenditures for engineering and applied research to improve the quality and performance of its products and to develop new products. The Company expended approximately $56.1 million (1.9% of net sales), $54.1 million (1.7% of net sales) and $27.7 million (1.2% of net sales) in 1998, 1997 and 1996, respectively, on engineering and research.

PATENTS AND TRADEMARKS, TRADE NAMES AND BRAND NAMES

         The Company owns and has licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to its products and businesses. The Company defends its patent, trademark and trade and brand name rights primarily by monitoring competitors' machines, industry publications and conducting other investigative work. The Company considers its intellectual property rights, including its rights to use the AGCO, AGCO Allis, Massey Ferguson, Fendt, GLEANER, White, Hesston, New Idea, Landini, Black Machine, AGCOSTAR, Tye, Farmhand, Glencoe, Willmar, Spra-Coupe, IDEAL and Deutz (South America) trade and brand names, important in the operation of its businesses; however, the Company does not believe it is dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. AGCO, GLEANER, Hesston, Massey Ferguson, AGCOSTAR, New Idea, Tye, Farmhand, Glencoe, Spra-Coupe and Willmar are registered trademarks of the Company. In addition, Fendt is a registered trademark in Germany, and the Company has a pending trademark registration for the Fendt brand name in the U.S. and Canada.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 10,500 employees, including approximately 2,300 employees in the United States and Canada. A majority of the Company's employees at its manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with expiration dates ranging from 2000 to 2002. The Company is currently in negotiations with national labor unions in France relating to the renewal of their collective bargaining agreements which expired December 31, 1998.

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

FINANCIAL INFORMATION ON GEOGRAPHICAL AREAS

         For financial information on geographic areas, see page 43 of the Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

FORWARD LOOKING STATEMENTS

         Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including the information set forth under "--Outlook". Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Additionally, the Company's financial results are sensitive to movement in interest rates and foreign currencies, as well as general economic conditions, pricing and product actions taken by competitors, production disruptions and changes in environmental, international trade and other laws which impact the way in which it conducts its business. Important factors that could cause actual results to differ materially from the Company's current expectations are disclosed in conjunction with the Company's filings with the Securities and Exchange Commission.

Item 2.  PROPERTIES

         The principal properties of the Company as of December 31, 1998 are as follows:

                                                                                                        Leased              Owned
Location                                         Description of Property                               (sq. ft.)           (sq. ft.)
--------                                         -----------------------                               ---------           ---------
North America:
  Duluth, Georgia ............................   Corporate Headquarters                                                     125,000
  Coldwater, Ohio.............................   Manufacturing                                                            1,490,000
  Hesston, Kansas (A).........................   Manufacturing                                                            1,115,000
  Independence, Missouri......................   Manufacturing                                                              450,000
  Lockney, Texas..............................   Manufacturing                                         190,000
  Queretaro, Mexico...........................   Manufacturing                                                               13,500
  Willmar, Minnesota..........................   Manufacturing                                                              223,400
  Eagan, Minnesota............................   Sales office                                            8,300
  Kansas City, Missouri.......................   Warehouse                                             425,000
  Batavia, Illinois...........................   Parts Distribution                                    310,200
  Des Moines, Iowa (B)........................   Retail Finance Office                                  23,850
International:
  Coventry, United Kingdom....................   Regional Headquarters/Manufacturing                                      4,135,150
  Beauvais, France (C)........................   Manufacturing                                                            3,740,000
  Marktoberdorf, Germany......................   Manufacturing                                                            2,411,000
  Baumenheim, Germany.........................   Manufacturing                                                            1,890,000
  Kempten, Germany............................   Manufacturing                                                              582,000
  Randers, Denmark............................   Manufacturing                                                              683,000
  Haedo, Argentina (D)........................   Manufacturing                                                              489,450
  Noetinger, Argentina........................   Manufacturing                                                              156,170
  San Luis, Argentina  (E)....................   Manufacturing                                                               57,860
  Canoas, Rio Grande do Sul, Brazil...........   Regional Headquarters /Manufacturing                                       452,400
  Santa Rosa, Rio Grande do Sul, Brazil.......   Manufacturing                                                              297,100
  Ennery, France..............................   Parts Distribution                                                         269,100
  Sunshine, Victoria, Australia...............   Regional Headquarters                                                       37,200
  Tottenham, Victoria, Australia..............   Parts Distribution                                                         179,960
  Stoneleigh, United Kingdom..................   Training Facility/Office                               44,000

------------

(A)      Owned by HFI, a joint venture in which the Company has a 50% interest.

(B) Owned by the Agricredit-North America Joint Venture, in which the Company has a 49% interest.

(C) Includes the GIMA Joint Venture, in which the Company has a 50% interest.

(D) In February 1999, the Company sold the Haedo, Argentina facility. See Manufacturing and Suppliers - South America in Item 1.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.
                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The dividend and market price information under the heading "Trading and Dividend Information" on page 19 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item. 6. SELECTED FINANCIAL DATA

         The information under the heading "Selected Financial Data" for the years ended December 31, 1994 through 1998 on page 19 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 27 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the heading "Foreign Currency Risk Management" and "Interest Rates" in "Management's Discussion and Analysis and Results of Operations" on pages 26 and 27 of the Annual Report to Stockholders and in Footnote 1 - "Financial Instruments" of the Notes to Consolidated Financial Statements on page 34 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant and its subsidiaries included on pages 28 through 45 of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference:

         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Balance Sheets as of December 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The information under the heading "Quarterly Results" on page 24 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

Item 10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

         The information under the heading "Election of Directors" and the information under the heading "Directors Continuing in Office" on pages 2, and 3 and 4, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 is incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Executive Officers" on pages 16 through 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 is incorporated herein by reference for information on the executive officers of the Registrant. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         The information under the heading "Board of Directors and Certain Committees of the Board," the information under the heading "Compensation Committee Interlocks and Insider Participation" and the information under the heading "Executive Compensation" on pages 4 and 5, page 5, and pages 8 through 10, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the heading "Principal Holders of Common Stock" on pages 6 through 8 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Certain Relationships and Related Transactions" on page 18 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The following consolidated financial statements of AGCO Corporation and its subsidiaries, included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1998, are incorporated by reference in Part II, Item 8:

                  Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Balance Sheets at December 31, 1998 and 1997.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements.

                  Report of Independent Public Accountants.

(a)2. The following Report of Independent Public Accountants and the Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages F-1 through F-2.

            Schedule       Description
                           Report of Independent Public Accountants on
                           Financial Statement Schedule

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

(a) 3. The following exhibits are filed or incorporated by reference as part of this report.

     Exhibit No.                 Description of Exhibit
     -----------                 ----------------------
          3.1     Certificate of Incorporation of the Registrant incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

          3.2 By-Laws of the Registrant incorporated by reference to the Company's Annual Report on From 10-K for the year ended
                  December 31, 1997.

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

         10.7 Deferred Compensation Plan incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.8     1991 Stock Option Plan, as amended.

         10.9 Form of Stock Option Agreements (Statutory and Nonstatutory) incorporated by reference to the

                  Company's Registration Statement on Form S-1 (No. 33-43437) dated April 16, 1992.

         10.10 Amended and Restated Long-Term Incentive Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.11 Nonemployee Director Stock Incentive Plan, as amended incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.12 Management Incentive Compensation Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

         10.14    Second Amended and Restated Credit Agreement dated as of March
                  12, 1999 among AGCO Corporation, AGCO Canada, Ltd., Massey
                  Ferguson Manufacturing Limited, Massey Ferguson Limited, AGCO
                  Limited, Massey Ferguson S.A., AGCO Holding B.V., and Massey
                  Ferguson GmbH, the lenders listed on the signatures pages thereof; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                  "Rabobank Nederland", New York Branch ("Rabobank"), SunTrust
                  Bank Atlanta, and Deutsche Bank AG, New York Branch, as co-managers; Deutsche Bank Canada, as Canadian administrative agent, and Rabobank, as administrative agent for the lenders.

         10.15    Limited Liability Company Agreement of Agricredit Acceptance
                  LLC dated November 1, 1996 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996.

         10.16    Employment and Severance Agreement by and between AGCO
                  Corporation and Robert J. Ratliff incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.17    Employment and Severance Agreement by and between AGCO
                  Corporation and John M. Shumejda incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.

         10.18    Employment and Severance Agreement by and between AGCO
                  Corporation and James M. Seaver incorporated by reference to the Company's Annual Report on From 10-K for the year ended
                  December 31, 1995.

         10.19    Employment and Severance Agreement by and between AGCO
                  Corporation and Edward R. Swingle.

         10.20    Employment and Severance Agreement by and between AGCO
                  Corporation and Chris E. Perkins incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997.

         12.0     Statement re:Computation of Earnings to Combined Fixed
                  Charges.

         13.0 Portions of the AGCO Corporation Annual Report to Stockholders for the year ended December 31, 1997 expressly incorporated herein by reference.

         21.0     Subsidiaries of the Registrant.

         23.0 Consent of Arthur Andersen LLP, independent public accountants.

         24.0     Power of Attorney

         27.1 Financial Data Schedule - December 31, 1998 (filed for SEC reporting purposes only).

   (b)  Reports on Form 8-K

        None

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AGCO Corporation

                                                By: /s/ John M. Shumejda
                                                   -----------------------------
                                                   John M. Shumejda
                                                   President and Chief Executive
                                                   Officer


               Dated:  March 31, 1999

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

            Signature                                       Title                                   Date
            ---------                                       -----                                   ----
                  *                               Chairman of the Board                           March 31, 1999
      ---------------------------
          Robert J. Ratliff

        /s/ John M. Shumejda                      President and Chief Executive                   March 31, 1999
      ---------------------------                 Officer, Director
          John M. Shumejda

        /s/ Patrick S. Shannon                    Vice President and Chief Financial              March 31, 1999
      ---------------------------                 Officer (Principal
          Patrick S. Shannon                      Financial Officer and Principal
                                                  Accounting Officer)

                  *                               Director                                        March 31, 1999
      ---------------------------
          Henry J. Claycamp

                                                  Director
      ---------------------------
          Wolfgang Deml

                  *                               Director                                        March 31, 1999
      ---------------------------
          William H. Fike

                  *                               Director                                        March 31, 1999
      ---------------------------
          Gerald B. Johanneson

                  *                               Director                                        March 31, 1999
      ---------------------------
          Richard P. Johnston

                                                  Director
      ---------------------------
          Anthony D. Loehnis

                                                  Director
      ---------------------------
          Alan S. McDowell

                  *                               Director                                        March 31, 1999
      ---------------------------
          Hamilton Robinson, Jr.

                  *                               Director                                        March 31, 1999
      ---------------------------
          Wolfgang Sauer


      *By: /s/ Patrick S. Shannon
           ----------------------
           Patrick S. Shannon
            Attorney-in-Fact



                           ANNUAL REPORT ON FORM 10-K

                                  ITEM 14(A)(2)

                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE






To AGCO Corporation:


We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of AGCO CORPORATION AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 3, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       Arthur Andersen LLP


Atlanta, Georgia
February 3, 1999

                                                                     Schedule II
                        AGCO CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

                                                                                 Additions
                                                                           ---------------------
                                                                            Charged     Charged
                                                 Balance at                 To Costs   (Credited)                    Balance
                                                 Beginning    Acquired        and       To Other                     at End
              Description                        of Period   Businesses     Expenses    Accounts      Deductions    of Period
              -----------                        ----------  ----------    ---------   ---------      ----------    ---------
Year ended December 31, 1998
   Allowances for sales incentive discounts and
   doubtful receivables .......................   $  97.2      $ 2.0       $  118.7        $--          $ (110.1)   $  107.8
                                                  =======      =====       ========        ===          ========    ========

Year ended December 31, 1997
   Allowances for sales incentive discounts and
   doubtful receivables .......................   $  75.8      $ 4.1       $  116.1        $--          $  (98.8)   $   97.2
                                                  =======      =====       ========        ===          ========    ========

Year ended December 31, 1996
   Allowances for sales incentive discounts and
   doubtful receivables .......................   $  62.5      $ 3.3       $   91.5        $--          $  (81.5)   $   75.8
                                                  =======      =====       ========        ===          ========    ========




                                                                                 Additions
                                                                           ---------------------
                                                                            Charged     Charged
                                                 Balance at                 To Costs   (Credited)                    Balance
                                                 Beginning    Acquired        and       To Other                     at End
              Description                        of Period   Businesses     Expenses    Accounts      Deductions    of Period
              -----------                        ----------  ----------    ---------   ---------      ----------    ---------
Year ended December 31, 1998
   Accruals of severance, relocation and
   other integration costs ....................   $  12.4      $ 6.5       $   32.8(a)    $--           $  (16.7)   $   35.0
                                                  =======      =====       ========       ===           ========    ========

Year ended December 31, 1997
   Accruals of severance, relocation and
   other integration costs ....................   $   4.7      $ 6.5       $   18.2       $--           $  (17.0)   $   12.4
                                                  =======      =====       ========       ===           ========    ========

Year ended December 31, 1996
   Accruals of severance, relocation and
   other integration costs ....................   $   1.3      $  --       $   16.5(b)    $--           $  (13.1)   $    4.7
                                                  =======      =====       ========       ===           ========    ========

(a) Excludes nonrecurring expenses related to pension and postretirement benefit expenses of $7.2 million.
(b) Excludes $5.8 million of nonrecurring expenses for stock compensation expenses under the Company's Long-Term Incentive Plan related to executive severance.

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION                                                              PAGE
-----------                         -----------                                                              ----
       3.1     Certificate of Incorporation of Registrant.                                                     *
       3.2     By-Laws of the Registrant.                                                                      *
       4.1     Rights Agreement between and among AGCO Corporation and Chemical Bank.                          *
       4.2     Certificate of Designation of the Junior Cumulative Preferred Stock of the Company.             *
       4.3     Indenture between AGCO Corporation and SunTrust Bank, as Trustee.                               *
       10.1    HFI Partnership Agreement.                                                                      *
       10.2    Joint Venture Agreement between Massey Ferguson S.A., Renault Agriculture S.A.                  *
               and Massey Ferguson Group Limited.
       10.3    Massey Ferguson Finance France SNC Agreement among and between Massey Ferguson S.A.
               and DeLage Landen Leasing S.A.                                                                  *
       10.4    Shareholders Agreement in respect of Massey Ferguson Finance Limited among and between Massey
               Ferguson Limited, DeLage Landen Financial Services Limited and DeLage Landen Leasing Gmbh       *
       10.5    Shareholders Agreement between Massey Ferguson GmbH and DeLage Landen B.V.                      *
       10.6    Tractor Distributor Agreement by and between Landini S.p.A. and AGCO Corporation.               *
       10.7    Deferred Compensation Plan.                                                                     *
       10.8    1991 Stock Option Plan, as amended.                                                             -
       10.9    Form of Stock Option Agreements (Statutory and Nonstatutory).                                   *
       10.10   Amended and Restated Long-Term Incentive Plan.                                                  *
       10.11   Nonemployee Director Stock Incentive Plan, as amended.                                          *
       10.12   Management Incentive Compensation Plan.                                                         *
       10.13   Purchase and Sale Agreement between and among AGCO Corporation and Varity Holdings
               Limited, Varity GmbH, Massey Ferguson GmbH, Massey Ferguson Industries Limited, Massey
               Ferguson (Delaware) Inc. and Varity Corporation.                                                *
       10.14   Second Amended and Restated Credit Agreement dated as of January 14, 1997, among AGCO
               Corporation, AGCO Canada, Ltd., Massey Ferguson Manufacturing Limited, Massey
               Ferguson Limited, AGCO Limited, Massey Ferguson S.A., AGCO Holding B.V., Massey Ferguson
               GmbH and the lenders listed on the signature pages thereof, Cooperatieve Centrale
               Raiffesen-Boerenleenbank B.A., "RABOBANK NEDERLAND", New York Branch ("Rabobank"),
               SunTrust Bank, Atlanta, and Deutsche Bank AG, New York Branch, as Co-Managers;
               Deutsche Bank Canada, as Canadian Administrative Agent and Rabobank, as Administrative
               Agent for the lenders, as amended by the parties thereto on February 24, 1997.                  -
       10.15   Limited Liability Company Agreement of Agricredit Acceptance LLC                                *
       10.16   Employment and Severance Agreement by and between AGCO Corporation and Robert J. Ratliff.       *
       10.17   Employment and Severance Agreement by and between AGCO Corporation and John M. Shumejda.        *
       10.18   Employment and Severance Agreement by and between AGCO Corporation and James M. Seaver.         *
       10.19   Employment and Severance Agreement by and between AGCO Corporation and Edward R. Swingle        -
       10.20   Employment and Severance Agreement by and between AGCO Corporation and Chris E. Perkins.        *
       12.0    Statement re: Computation of Earnings to Combined Fixed Charges.                                -
       13.0    Portions of the AGCO Corporation Annual Report to Stockholders for the year ended               -
               December 31, 1998.
       21.0    Subsidiaries of the Registrant.                                                                 -
       23.0    Consent of Arthur Andersen LLP, independent public accountants.                                 -
       27.1    Financial Data Schedule - December 31, 1998 (filed for SEC reporting purposes only)             -

---------------------
* Incorporated herein by reference