Form 10-Q
period 1999-03-31
AGCO CORP /DE
filed 1999-05-14
CIK 880266

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

For the quarterly period ended March 31, 1999

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

     Common stock par value $.01 per share: 59,535,921 shares outstanding as of March 31, 1999.
--------------------------------------------------------------------------------

                                       AGCO CORPORATION AND SUBSIDIARIES

                                                     INDEX

                                                                                                             Page
                                                                                                           Numbers
                                                                                                          ----------

     PART I.  FINANCIAL INFORMATION:

        Item 1.       Financial Statements

                      Condensed Consolidated Balance
                      Sheets - March 31, 1999 and December 31, 1998 . . . . . . . . . . . . . . . . . . . . .  3

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                      Condensed Consolidated Statements
                      of Cash Flows for the Three Months
                      Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                      Notes to Condensed Consolidated
                      Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . . . .15

      PART II.  OTHER INFORMATION:

        Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

      SIGNATURES . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17


Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in millions, except share data)

                                                                                        March 31         December 31,
                                                                                          1999                1998
                                                                                   -----------------    -----------------
    ASSETS                                                                           (Unaudited)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $    21.0             $    15.9
   Accounts and notes receivable, net of allowances  . . . . . . . . . . . . . .          1,001.3               1,016.3
   Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            685.1                 671.6
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             95.3                  86.7
                                                                                ------------------    -------------------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,802.7               1,790.5

Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . .            356.9                 417.6
Investments in affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .             96.6                  95.2
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             83.3                  76.6
Intangible assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            325.9                 370.5
                                                                                ------------------    -------------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,665.4             $ 2,750.4
                                                                                ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   264.7             $   287.0
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            376.4                 428.0
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             24.7                  45.6
                                                                                ------------------    -------------------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            665.8                 760.6

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,056.5                 924.2
Postretirement health care benefits. . . . . . . . . . . . . . . . . . . . . . .             24.7                  24.5
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             50.7                  59.0
                                                                                ------------------    -------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,797.7               1,768.3
                                                                                ------------------    -------------------
Stockholders' Equity:
   Common stock: $0.01 par value, 150,000,000 shares authorized,
     59,535,921 shares issued and outstanding
     at March 31, 1999 and December 31, 1998 . . . . . . . . .   . . . . . . . .              0.6                   0.6
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            427.3                 427.3
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            627.9                 635.8
   Unearned compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .            ( 9.3)                (11.1)
   Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . .           (178.8)                (70.5)
                                                                                ------------------    -------------------
     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .            867.7                 982.1
                                                                                ------------------    -------------------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .        $ 2,665.4             $ 2,750.4
                                                                                ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

                                       AGCO CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited and in millions, except per share data)


                                                                                     Three Months Ended March 31,

                                                                                  ------------------------------------
                                                                                      1999                1998
                                                                                  --------------     --------------


Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 561.6            $ 701.5
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        482.6              557.0
                                                                                  --------------     --------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79.0              144.5
Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .         57.9               63.0
Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.8               13.6
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .          9.3               67.9

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16.5               15.0
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8.5                5.4
                                                                                  --------------     --------------
Income (loss) before income taxes and equity in net earnings of
      affiliates . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .        (15.7)              47.5

Provision (benefit) for income taxes. . . . . . . . . . . . . . . . . . . . . .        ( 5.8)              17.6
                                                                                  --------------     --------------
Income (loss) before equity in net earnings of affiliates . . . . . . . . . . .        ( 9.9)              29.9

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .          2.7                2.8
                                                                                  --------------     --------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ ( 7.2)            $ 32.7
                                                                                  ==============     ==============
Net income (loss) per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (0.12)           $  0.53
                                                                                  ==============     ==============
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (0.12)           $  0.52
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58.5               61.5
                                                                                  ==============     ==============
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58.5               63.3
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .       $  0.01            $  0.01
                                                                                  ==============     ==============


         See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                     Three Months Ended March 31,
                                                                                 ----------------------------------
                                                                                     1999               1998
                                                                                 ---------------    ---------------
Cash flows from operating activities:
      Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (7.2)         $    32.7
                                                                                 --------------     -------------
      Adjustments  to reconcile net income (loss) to net cash used for operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .        14.5              13.8
        Equity in net earnings of
           affiliates, net of cash received . . . . . . . . . . . . . . . . . .       ( 2.7)           (  2.8)
        Deferred income tax provision (benefit). . . . . . . . . . . . . . . . .      ( 2.7)              0.1
        Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .        3.7               3.0
        Amortization of unearned compensation  . . . . . . . . . . . . . . . . .        1.8               2.4
        Changes  in  operating  assets  and  liabilities,  net of  effects  from sale of business:
           Accounts and notes receivable, net. . . . . . . . . . . . . . . . . .      (22.6)           (119.5)
           Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      (42.2)           ( 91.9)
           Other current and noncurrent assets . . . . . . . . . . . . . . . . .      (20.0)           (  8.7)
           Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      ( 8.8)           ( 44.9)
           Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .      (43.2)           ( 31.7)
           Other current and noncurrent liabilities  . . . . . . . . . . . . . .      ( 9.1)              1.1
                                                                                 --------------   -------------
           Total adjustments. . . . . . .  . . . . . . . . . . . . . . . . . . .     (131.3)           (279.1)
                                                                                 --------------   -------------
           Net cash used for operating activities. . . . . . . . . . . . . . . .     (138.5)           (246.4)
                                                                                 --------------   -------------
Cash flows from investing activities:
      Purchase of property, plant and equipment. . . . . . . . . . . . . . . . .     (  6.9)           ( 13.8)
      Proceeds from sale of business . . . . . . . . . . . . . . . . . . . . . .        -                 9.3
                                                                                 --------------   -------------
          Net cash used for investing activities. . . . . . . . . . . . . . . .      (  6.9)           (  4.5)
                                                                                 --------------   -------------
Cash flows from financing activities:
      Proceeds from long-term debt, net  . . . . . . . . . . . . . . . . . . . .      153.4             227.0
      Proceeds from issuance of common stock. . . . . .  . . . . . . . . . . . .       -                  0.1
      Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . . .     (  0.6)           (  0.6)
                                                                                 --------------   -------------
           Net cash provided by financing activities . . . . . . . . . . . . . .      152.8             226.5
                                                                                 --------------   -------------
Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . .     (  2.3)           (  0.4)
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .        5.1            ( 24.8)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .       15.9              31.2
                                                                                 --------------   -------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .   $     21.0         $     6.4
                                                                                 ==============   =============



         See accompanying notes to condensed consolidated financial statements.

                   AGCO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


1.       BASIS OF PRESENTATION

     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.


 2.       NONRECURRING EXPENSES

     In the fourth quarter of 1998, the Company recorded nonrecurring expenses of $40.0 million primarily related to costs associated with reductions in the Company's worldwide permanent workforce. As of March 31, 1999, the Company had terminated approximately 1,330 of the 1,400 employees identified for termination. Of the $40.0 million total expense, $19.8 million had been incurred as of March 31, 1999.

 3.       LONG-TERM DEBT

     Long-term debt consisted of the following at March 31, 1999 and December 31, 1998 (in millions):


                                                                                    March 31,               December 31,
                                                                                       1999                     1998
                                                                                ---------------------    ---------------------

Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . . . . . . $       795.2               $    661.2
Senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . .         248.3                    248.3
Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.0                     14.7
                                                                                ---------------------    ---------------------

                                                                                $     1,056.5               $    924.2
                                                                                =====================    =====================


     The Company's revolving credit facility allows for borrowings of up to $1.0 billion. As of March 31, 1999, $795.2 million was outstanding under the revolving credit facility and available borrowings were $204.8 million.

4.   NET INCOME PER COMMON SHARE

     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.

     A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per common share for the three months ended March 31, 1999 and 1998 is as follows (in millions, except per share data):


                                                                                           Three Months Ended
                                                                                                March 31
                                                                                         1999             1998
                                                                                     ------------    -------------
       Basic Earnings Per Share

       Weighted average number of common shares outstanding. . . . . . .  . . .          58.5             61.5
                                                                                    ============    =============
       Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (7.2)       $    32.7
                                                                                    ============    =============
       Net income per common share  . . . . . . . . . . . . . . . . . . . . . .     $    (0.12)      $     0.53
                                                                                    ============    =============

       Diluted Earnings Per Share

       Weighted average number of common shares outstanding. . . . . . . . . .           58.5             61.5
       Assumed vesting of restricted stock.  . . . . . . . . . . . . . . . . .            -                1.5
       Assumed exercise of outstanding stock options . . . . . . . . . . . . .            -                0.3
                                                                                    ------------    -------------
       Weighted average number of common and common equivalent
          shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . .           58.5             63.3
                                                                                    ============    =============
       Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (7.2)       $    32.7
                                                                                    ============    =============
       Net income per common share . . . . . . . . . . . . . . . . . . . . . .      $    (0.12)      $     0.52
                                                                                    ============    =============

5.   INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at March 31, 1999 and December 31, 1998 were as follows (in millions):


                                                                                    March 31,       December 31,
                                                                                       1999            1998
                                                                                ---------------   ---------------

         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    286.3       $    271.2
         Repair and replacement parts . . . . . . . . . . . . . . . . . . . . .        254.7            256.7
         Work in process, production parts and
           raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . .        215.5            222.6
                                                                                ---------------   ---------------
                 Gross inventories  . . . . . . . . . . . . . . . . . . . . . .        756.5            750.5
         Allowance for surplus and obsolete inventories . . . . . . . . . . . .        (71.4)           (78.9)
                                                                                ---------------   ---------------
                 Inventories, net . . . . . . . . . . . . . . . . . . . . . . .   $    685.1       $    671.6
                                                                                ===============   ===============

6.       COMPREHENSIVE INCOME (LOSS)

         The  Company  follows  the  provisions  of  SFAS  No.  130,  "Reporting
Comprehensive Income," which requires companies to disclose components of comprehensive income (loss), defined as the total of net income (loss) and all other nonowner changes in equity. Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was as follows (in millions):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                    1999            1998
                                                                                --------------  --------------

         Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (7.2)       $    32.7
         Other comprehensive income (loss):
             Foreign currency translation adjustments . . . . . . . . . . . . .     (108.3)           (27.5)
                                                                                --------------  --------------
         Total comprehensive income (loss). . . . . . . . . . . . . . . . . . .  $  (115.5)       $     5.2
                                                                                ==============   =============


7.       SEGMENT REPORTING

         The Company has four geographic reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 1999 and 1998 are as follows (in millions):


                                                                                                    Europe/
                                                                                 North    South     Africa/     Asia/
                                                                                America  America  Middle East  Pacific  Consolidated
                                                                                -------  -------  -----------  -------  ------------
1999
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $141.1    $49.3     $350.6      $20.6      $561.6
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7.2)    (1.5)      18.4        2.1        11.8

1998
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $227.5    $80.9     $370.3      $22.8      $701.5
Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22.5      4.6       39.6        4.4        71.1


A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                     1999              1998
                                                                                ----------------  ----------------
Segment income from operations . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11.8            $ 71.1
Restricted stock compensation expense . . . . . . . . . . . . . . . . . . . . .      (2.5)             (3.2)
                                                                                ----------------  ----------------
Consolidated income from operations  . . . . . . . . . . . . . . . . . . . . . .   $  9.3            $ 67.9
                                                                                ================  ================

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

RESULTS OF OPERATIONS

     NET INCOME

     The Company recorded a net loss for the three months ended March 31, 1999 of $7.2 million compared to net income of $32.7 million for the same period in 1998. Net earnings (loss) per common share on a diluted basis was $(0.12) and $0.52 for the first quarter of 1999 and 1998, respectively. The results for the three months ended March 31, 1999 were negatively impacted by unfavorable industry conditions which resulted in lower net sales in the majority of markets throughout the world and lower operating margins primarily due to unfavorable absorption of fixed manufacturing overhead costs and lower price realization due to a more competitive pricing environment.

     RETAIL SALES

     High global commodity stock levels and reduced export demand continue to depress commodity prices, adversely affecting agricultural demand in most major markets. These unfavorable industry conditions have negatively impacted demand since the third quarter of 1998.

     In the United States and Canada, industry unit retail sales of tractors and combines for the first quarter of 1999 decreased approximately 2% and 42%, respectively, compared to the same period in 1998. Company unit retail sales of tractors in the United States and Canada decreased more than the industry compared to the same period in 1998, and Company unit retail sales of combines decreased in line with the industry decrease. Retail sales declines for both the industry and the Company were more significant in the high horsepower tractor and combine segments.

     In Western Europe, industry unit retail sales of tractors experienced mixed results with an overall decrease of approximately 3% for the first quarter of 1999 as compared to the prior year. Decreases in industry unit retail sales in the UK, Scandinavia and Spain, were offset to some extent by increases in France, Germany and Italy. Company unit retail sales results were also mixed with an overall decrease in excess of the industry compared to the same period in 1998. Availability of the Company's new Massey Ferguson high horsepower tractor line was limited during the first quarter, which affected the Company's retail sales.

     Industry unit sales of tractors in South America for the first quarter of 1999 decreased approximately 8% compared to the same period in 1998 primarily due to significant declines in Argentina and other South American markets offset to some extent by a strong increase in the major market of Brazil. Company unit retail sales of tractors in South America decreased more than the industry. The increased demand in the Brazilian market has been significantly impacted by the devaluation of the Brazilian currency, which has caused an increase in farm income and advanced purchasing of equipment due to inflationary fears.

     In other international markets, industry and company retail sales decreased compared to the prior year in most markets including Africa, Australia and Asia/Pacific.


     STATEMENT OF INCOME

     Net sales for the first quarter of 1999 were $561.6 million compared to $701.5 million for the same period in 1998. The decrease in net sales primarily reflects lower retail demand in most markets throughout the world. Net sales were also impacted by the negative translation effect of currency exchange offset by the 1998 acquisitions of Massey Ferguson Argentina, Spra-Coupe and Willmar, which were not included in the 1998 results. Excluding the impact of currency translation and acquisitions, net sales for the first quarter of 1999 decreased approximately 21% compared to the prior year.

     Regionally,  net  sales in North  America  for the  first  quarter  of 1999 decreased $86.4 million, or 38.0%, primarily due to unfavorable market conditions and a smaller seasonal increase in dealer inventories than the prior year. The decline was partially offset by the impact of the Spra-Coupe and Willmar acquisitions. In the Europe/Africa/Middle East region, net sales decreased $19.7 million, or 5.3%, for the three months ended March 31, 1999 compared to the prior year primarily due to unfavorable market conditions. Net sales in South America decreased approximately $31.6 million, or 39.0%, for the first quarter of 1999 compared to the prior year primarily due to unfavorable industry conditions and to the negative impact of foreign currency translation due to the Brazilian currency devaluation. In the East Asia/Pacific region, net sales decreased approximately $2.2 million, or 9.7%, for the three months ended March 31, 1999 compared to the prior year primarily due to continued unfavorable market conditions.

     Gross profit was $79.0 million (14.1% of net sales) for the first quarter of 1999 compared to $144.5 million (20.6% of net sales) for the same period in the prior year. Gross margins were negatively impacted by: (1) lower production overhead absorption resulting from lower production volumes in the first quarter of 1999 compared to the prior year; (2) lower price realization in the majority of markets; and (3) an unfavorable sales mix of higher margin products.

     Selling, general and administrative expenses ("SG&A expenses") for the first quarter of 1999 were $57.9 million (10.3% of net sales) compared to $63.0 million (9.0% of net sales) for the same period in the prior year. While gross expenses decreased by $5.1 million, SG&A expenses increased as a percentage of net sales primarily due to lower sales volumes for the three months ended March 31, 1999 compared to the same period in 1998. Engineering expenses for the three months ended March 31, 1999 were $11.8 million (2.1% of net sales) compared to $13.6 million (1.9% of net sales) for the same period in the prior year. Engineering expenses as a percentage of net sales were higher in 1999 primarily due to lower sales volumes.

     Income from operations was $9.3 million (1.7% of net sales) for the three months ended March 31, 1999 as compared to $67.9 million (9.7% of net sales) for the same period in 1998. Operating income, as a percentage of net sales, was adversely affected by lower gross margins, and higher SG&A expenses and engineering expenses as a percentage of net sales.

     Interest expense, net was $16.5 million for the first quarter of 1999 compared to $15.0 million for the same period in 1998. The increased interest expense, net was a result of higher debt levels in 1999 due to the Company's 1998 acquisitions and common stock repurchases in the second quarter of 1998.

     The Company recorded an income tax benefit of $5.8 million for the three months ended March 31, 1999 compared to an income tax provision of $17.6 million for the same period in 1998. The Company's effective tax rate remained constant over the two periods.

     Equity in earnings of affiliates was $2.7 million for the three months ended March 31, 1999 compared to $2.8 million for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. The current lending commitment under the Company's revolving credit facility is $1.0 billion with borrowings limited to the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of March 31, 1999, approximately $795.2 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $204.8 million.

     The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $1,136.9 million of working capital at March 31, 1999, an increase of $107.0 million over working capital of $1,029.9 million at December 31, 1998. The increase in working capital was primarily due to lower current liabilities primarily related to the reduction of certain accrued expenses including those related to seasonal sales programs and nonrecurring expenses.

     Cash flow used for operating activities was $138.5 million and $246.4 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in cash flow used for operating activities was primarily due to a lower seasonal increase in accounts receivable and inventory compared to the prior year. The improved cash flow compared to the prior year reflects the impact of the Company's initiatives to reduce receivable and inventory levels during 1999.

     Capital expenditures for the three months ended March 31, 1999 were $6.9 million compared to $13.8 million for the same period in 1998. The Company anticipates that additional capital expenditures for the remainder of 1999 will range from approximately $45.0 million to $55.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment maintenance.

     The  Company's  debt to  capitalization  ratio was 54.9% at March 31,  1999 compared to 48.5% at December 31, 1998. The increase in the debt to capitalization ratio was primarily due to higher debt levels to fund seasonal working capital requirements and a negative cumulative translation adjustment to equity of $108.3 million primarily related to the devaluation of the Brazilian currency and a weakening of the Euro.

     In April 1999, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the second quarter of 1999. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

     The Company has implemented the majority of necessary modifications to its information technology systems and expects to complete testing of its systems for Year 2000 compliance during 1999. During 1998, the Company reviewed a majority of its embedded systems and identified a small percentage of systems with Year 2000 problems. The Company expects to have these affected systems replaced or corrected by mid-1999 and to complete testing of all systems during 1999. Based on its reviews, the Company estimates that the required costs to modify existing computer systems and applications will be approximately $10 million to $12 million of which $6.9 million has been incurred to date. The remaining costs will be incurred in the remainder of 1999.

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

ITEM 3:           QUANTITATIVE   AND  QUALITATIVE   DISCLOSURES   ABOUT
                  MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

     The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company's most significant transactional foreign currency exposures are the the British pound in relation to other European currencies and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations.

     The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts. The Company's hedging policy prohibits foreign currency forward contracts for speculative trading purposes. The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. When practical, this translation impact is reduced by financing local operations with local borrowings.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.1      - Financial  Data Schedule - March 31, 1999
                                       (electronic filing purposes only).

                           27.2      -  Amended   Financial  Data  Schedule  -
                                       December  31,  1998  (electronic   filing
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




Date: May 14, 1999                                     /s/ Patrick S. Shannon
      ----------------                                 ------------------------
                                                       Patrick S. Shannon
                                                       Vice President and Chief
                                                            Financial Officer

                                                   EXHIBIT INDEX


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                          Page
--------              ----------------------------------------                       ------------
27.1                  Financial Data Schedule -  March 31, 1999
                      (electronic filing purposes only).

27.2                  Amended Financial Data Schedule - December 31, 1998
                      (electronic filing purposes only).
