Form 10-Q
period 1999-06-30
AGCO CORP /DE
filed 1999-08-13
CIK 880266

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

For the quarterly period ended June 30, 1999

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

     Common stock par value $.01 per share: 59,542,581 shares outstanding as of June 30, 1999.
--------------------------------------------------------------------------------

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                           Numbers
                                                                                                          ----------

     PART I.  FINANCIAL INFORMATION:

        Item 1.       Financial Statements

                      Condensed Consolidated Balance
                      Sheets - June 30, 1999 and December 31, 1998 . . . . . . . . . . . . . . . . . . . . .  3

                      Condensed Consolidated Statements
                      of Income for the Three Months
                      Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                      Condensed Consolidated Statements
                      of Income for the Six Months
                      Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                      Condensed Colsolidated Statements
                      of Cash Flows for the Six Months
                      Ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                      Notes to Condensed Consolidated
                      Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .  11

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .  17

      PART II.  OTHER INFORMATION:

        Item 4.       Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .  18

        Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

      SIGNATURES . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19


Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in millions, except share data)

                                                                                        June 30,          December 31,
                                                                                          1999                1998
                                                                                   -----------------    -----------------
    ASSETS                                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $    29.9             $    15.9
   Accounts and notes receivable, net . . . . . . . . . . . . . . . . . . . . .             956.0               1,016.3
   Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            672.4                 671.6
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             94.2                  86.7
                                                                                ------------------    -------------------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,752.5               1,790.5

Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . .            348.7                 417.6
Investments in affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .             98.6                  95.2
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             91.2                  76.6
Intangible assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            321.5                 370.5
                                                                                ------------------    -------------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,612.5             $ 2,750.4
                                                                                ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   282.8             $   287.0
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            430.2                 428.0
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             23.5                  45.6
                                                                                ------------------    -------------------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            736.5                 760.6

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            935.6                 924.2
Postretirement health care benefits. . . . . . . . . . . . . . . . . . . . . . .             24.7                  24.5
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             49.0                  59.0
                                                                                ------------------    -------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,745.8               1,768.3
                                                                                ------------------    -------------------
Stockholders' Equity:
   Common stock: $0.01 par value, 150,000,000 shares authorized,
     59,542,581 and 59,535,921 shares issued and outstanding
     at June 30, 1999 and December 31, 1998, respectively. . . . . . . . . . . .              0.6                   0.6
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            427.3                 427.3
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            642.9                 635.8
   Unearned compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . .             (7.6)                (11.1)
   Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . .           (196.5)                (70.5)
                                                                                ------------------    -------------------
     Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .            866.7                 982.1
                                                                                ------------------    -------------------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .        $ 2,612.5             $ 2,750.4
                                                                                ==================    ===================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)


                                                                                     Three Months Ended June 30,

                                                                                  ---------------------------------
                                                                                      1999                1998
                                                                                  --------------     --------------


Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 683.5            $ 816.1
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        572.4              659.6
                                                                                  --------------     --------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        111.1              156.5
Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .         56.4               68.7
Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.1               14.6
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .         43.6               73.2

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15.2               18.3
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7.3                9.1
                                                                                  --------------     --------------
Income before income taxes and equity in net earnings of
      affiliates . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .         21.1              45.8

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          7.8              17.0
                                                                                  --------------     --------------
Income before equity in net earnings of affiliates. . . . . . . . . . . . . . .         13.3              28.8

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .          2.2               3.5
                                                                                  --------------     --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   15.5            $ 32.3
                                                                                  ==============     ==============
Net income per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   0.27           $  0.53
                                                                                  ==============     ==============
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   0.26           $  0.52
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58.5               60.5
                                                                                  ==============     ==============
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59.6               62.1
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .       $  0.01            $  0.01
                                                                                  ==============     ==============


         See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)


                                                                                     Six Months Ended June 30,

                                                                                  ---------------------------------
                                                                                      1999                1998
                                                                                  --------------     --------------


Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,245.1           $1,517.6
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,055.0            1,216.6
                                                                                  --------------     --------------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         190.1              301.0
Selling, general and administrative expenses. . . . . . . . . . . . . . . . . .         114.3              131.7
Engineering expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22.9               28.2
                                                                                  --------------     --------------
      Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . .          52.9              141.1

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31.7               33.3
Other expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15.8               14.5
                                                                                  --------------     --------------
Income before income taxes and equity in net earnings of
      affiliates . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .           5.4               93.3

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .           2.0               34.5
                                                                                  --------------     --------------
Income before equity in net earnings of affiliates. . . . . . . . . . . . . . .           3.4               58.8

Equity in net earnings of affiliates. . . . . . . . . . . . . . . . . . . . . .           4.9                6.3
                                                                                  --------------     --------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     8.3            $  65.1
                                                                                  ==============     ==============
Net income per common share:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    0.14           $  1.07
                                                                                  ==============     ==============
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    0.14           $  1.04
                                                                                  ==============     ==============
Weighted average number of common and common equivalent shares outstanding:
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           58.5              61.0
                                                                                  ==============     ==============
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           59.6              62.7
                                                                                  ==============     ==============
Dividends declared per common share . . . . . . . . . . . . . . . . . . . . . .       $   0.02            $ 0.02
                                                                                  ==============     ==============


         See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                     Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                     1999               1998
                                                                                 ---------------    -------------
Cash flows from operating activities:
      Net income . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      8.3        $    65.1
                                                                                 --------------     -------------
      Adjustments  to  reconcile  net  income  to net cash  used  for  operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .        28.8              28.1
        Equity in net earnings of
           affiliates, net of cash received . . . . . . . . . . . . . . . . . .        (4.9)             (6.3)
        Deferred income tax (benefit) provision . . . . . . . . . . . . . . . . .      (5.4)              2.1
        Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .        7.4               6.1
        Amortization of unearned compensation  . . . . . . . . . . . . . . . . .        3.5               4.8
        Changes  in  operating  assets  and  liabilities,  net of  effects  from purchase/sale of businesses:
           Accounts and notes receivable, net. . . . . . . . . . . . . . . . . .       (9.1)           (133.8)
           Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      (37.6)           (105.8)
           Other current and noncurrent assets . . . . . . . . . . . . . . . . .      (29.6)            (13.3)
           Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .       28.1             (41.1)
           Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .       17.2               9.2
           Other current and noncurrent liabilities  . . . . . . . . . . . . . .      (10.3)             (2.3)
                                                                                 --------------   -------------
             Total adjustments. . . . . .  . . . . . . . . . . . . . . . . . . .      (11.9)           (252.3)
                                                                                 --------------   -------------
             Net cash used for operating activities. . . . . . . . . . . . . . .       (3.6)           (187.2)
                                                                                 --------------   -------------
Cash flows from investing activities:
      Purchase of property, plant and equipment. . . . . . . . . . . . . . . . .      (20.6)            (26.0)
      (Purchase) sale of business, net . . . . . . . . . . . . . . . . . . . . .       (0.5)             (1.5)
                                                                                 --------------   -------------
          Net cash used for investing activities. . . . . . . . . . . . . . . .       (21.1)            (27.5)
                                                                                 --------------   -------------
Cash flows from financing activities:
      Proceeds from long-term debt, net  . . . . . . . . . . . . . . . . . . . .       41.6             300.1
      Proceeds from issuance of common stock. . . . . .  . . . . . . . . . . . .        -                 0.4
      Repurchases of common stock. . . . . . . . . . . . . . . . . . . . . . . .        -               (88.1)
      Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . . .       (1.2)             (1.2)
                                                                                 --------------   -------------
           Net cash provided by financing activities . . . . . . . . . . . . . .       40.4             211.2
                                                                                 --------------   -------------
Effect of exchange rate changes on cash and cash equivalents . . . . . . . . . .       (1.7)             (0.2)
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .       14.0              (3.7)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .       15.9              31.2
                                                                                 --------------   -------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .   $     29.9         $    27.5
                                                                                 ==============   =============



         See accompanying notes to condensed consolidated financial statements.

                   AGCO CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


1.       BASIS OF PRESENTATION

     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature,necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.


 2.       NONRECURRING EXPENSES

     In the fourth quarter of 1998, the Company recorded nonrecurring expenses of $40.0 million primarily related to costs associated with reductions in the Company's worldwide permanent workforce. As of June 30, 1999, the Company had terminated approximately 1,350 of the 1,400 employees identified for termination. Of the $40.0 million total expense, $27.2 million had been incurred as of June 30, 1999.

 3.       LONG-TERM DEBT

     Long-term debt consisted of the following at June 30, 1999 and December 31, 1998 (in millions):

                                                                                     June 30,               December 31,
                                                                                       1999                     1998
                                                                                ---------------------    ---------------------

     Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . . . . $       673.4               $    661.2
     Senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . .         248.3                    248.3
     Other long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.9                     14.7
                                                                                ---------------------    ---------------------

                                                                                 $       935.6               $    924.2
                                                                                =====================    =====================


     The Company's revolving credit facility allows for borrowings of up to $1.0 billion. As of June 30, 1999, $673.4 million was outstanding under the revolving credit facility and available borrowings were $326.3 million.

4.   NET INCOME PER COMMON SHARE

     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.

     A reconciliation of net income and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 1999 and 1998 is as follows (in millions, except per share data):

                                                                                Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
                                                                                  1999           1998          1999          1998
                                                                                ----------     ----------    ----------    --------

     Basic Earnings Per Share

     Weighted average number of common shares outstanding .....................     58.5          60.5          58.5         61.0
                                                                                ==========     ==========    ==========    ========
     Net income ............................................................... $   15.5       $   32.3       $   8.3       $ 65.1
                                                                                ==========     ==========    ==========    ========
     Net income per common share............................................... $    0.27      $   0.53       $  0.14       $ 1.07
                                                                                ==========     ==========    ==========    ========

     Diluted Earnings Per Share

     Weighted average number of common shares outstanding......................     58.5          60.5           58.5         61.0
     Assumed vesting of restricted stock.......................................      1.0           1.4            1.0          1.4
     Assumed exercise of outstanding stock options ............................      0.1           0.2            0.1          0.3
                                                                                ----------     ----------    ----------    --------
     Weighted average number of common and common equivalent
     shares outstanding........................................................     59.6          62.1           59.6         62.7
                                                                                ==========     ==========    ==========    ========
     Net income................................................................ $   15.5       $  32.3       $    8.3       $ 65.1
                                                                                ==========     ==========    ==========    ========
     Net income per common share............................................... $   0.26       $  0.52       $   0.14       $ 1.04
                                                                                ==========     ==========    ==========    ========


5.   INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at June 30, 1999 and December 31, 1998 were as follows (in millions):


                                                                                    June 30,       December 31,
                                                                                       1999            1998
                                                                                ---------------   ---------------

     Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    290.7       $    271.2
     Repair and replacement parts . . . . . . . . . . . . . . . . . . . . . . .       248.2            256.7
     Work in process, production parts and raw materials  . . . . . . . . . . .       200.3            222.6
                                                                                ---------------   ---------------
          Gross inventories.  . . . . . . . . . . . . . . . . . . . . . . . . .       739.2            750.5
     Allowance for surplus and obsolete inventories . . . . . . . . . . . . . .       (66.8)           (78.9)
                                                                                ---------------   ---------------
          Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    672.4       $    671.6
                                                                                ===============   ===============

6.       COMPREHENSIVE INCOME

     The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 was as follows (in millions):

                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                        June 30,
                                                                                -----------------------       --------------------
                                                                                  1999           1998            1999       1998
                                                                                ----------    ---------       ----------  --------

     Net income................................................................ $  15.5        $  32.3         $  8.3       $ 65.1
     Other comprehensive income (loss):
          Foreign currency translation
               adjustments.....................................................   (17.7)          (0.6)        (126.0)       (17.9)
                                                                                ===========    ==========     ==========   ========
     Total comprehensive income (loss)......................................... $  (2.2)       $  31.7        $(117.7)      $ 47.2
                                                                                ===========    ==========     ==========   ========

                                        9

7.       SEGMENT REPORTING

     The Company has four geographic reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 1999 and 1998 are as follows (in millions):



                                                                                                    Europe/
                                                                                 North    South     Africa/     Asia/
                                                                                America  America  Middle East  Pacific  Consolidated
                                                                                -------  -------  -----------  -------  ------------
     Three Months ended June 30:
     1999
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $178.0    $54.5     $429.9      $21.1      $  683.5
     Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .    4.4     (3.1)      42.0        2.7          46.0

     1998
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $265.8    $88.9     $439.6      $21.8      $  816.1
     Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   27.3      6.4       40.0        2.8          76.5

     Six Months ended June 30:
     1999
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $319.1   $103.8     $780.5      $41.7      $1,245.1
     Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   (2.8)    (4.6)      60.4        4.8          57.8

     1998
     Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $493.3   $169.8     $809.9      $44.6      $1,517.6
     Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   49.8     11.0       79.6        7.2         147.6


     A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                                                Three Months Ended         Six Months Ended
                                                                                     June 30,                   June 30,
                                                                                ---------------------   -----------------------
                                                                                  1999         1998       1999           1998
                                                                                ---------   ---------   ----------   ----------
     Segment income from operations............................................. $ 46.0       $ 76.5      $ 57.8     $ 147.6
     Restricted stock compensation expense......................................   (2.4)        (3.3)       (4.9)       (6.5)
                                                                                =========   =========   ==========   ==========
     Consolidated income from operations........................................ $ 43.6       $ 73.2      $ 52.9     $ 141.1
                                                                                =========   =========   ==========   ==========


ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions. The Company records sales when the Company ships equipment and replacement parts to its independent dealers, distributors or other customers. To the extent possible, the Company attempts to ship products to its dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on its manufacturing operations and to minimize its investment in inventory. Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, the Company's net sales have historically been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS

         NET INCOME

     The Company recorded net income for the three months ended June 30, 1999 of $15.5 million compared to net income of $32.3 million for the same period in 1998. Net earnings per common share on a diluted basis was $0.26 and $0.52 for the second quarter of 1999 and 1998, respectively. Net income for the first six months of 1999 was $8.3 million compared to $65.1 million for the same period in 1998. Net income per common share on a diluted basis was $0.14 and $1.04 for the first six months of 1999 and 1998, respectively. The results for the three months and six months ended June 30, 1999 were negatively impacted by unfavorable industry conditions which resulted in lower net sales in the majority of markets throughout the world and lower operating margins primarily due to unfavorable absorption of fixed manufacturing overhead costs, an unfavorable mix of products sold and lower price realization due to a more competitive pricing environment.

         RETAIL SALES

     High global commodity stock levels and reduced export demand continue to depress commodity prices, adversely affecting agricultural equipment demand in most major markets. These unfavorable industry conditions have negatively impacted equipment demand since the third quarter of 1998.

     In the United States and Canada, industry unit retail sales of tractors and combines for the first six months of 1999 decreased approximately 1% and 49%, respectively, compared to the same period in 1998. Company unit retail sales of tractors in the United States and Canada decreased more than the industry compared to the same period in 1998, and Company unit retail sales of combines decreased less than the industry decrease. Retail sales declines for both the industry and the Company were significant in the high horsepower tractor segment offset by increases in the under 40 horsepower segment.

     In Western Europe, industry unit retail sales of tractors experienced mixed results with an overall increase of approximately 3% for the first six months of 1999 as compared to the prior year. Decreases in industry unit retail sales in Scandinavia and Spain were offset to some extent by increases in the UK, France, and Italy. Retail sales in Germany for the first six months were slightly below the same period in 1998. Company unit retail sales results for the six months ended June 30, 1999 were also mixed with an overall decrease compared to the same period in 1998. However, the Company's retail sales for the second quarter of 1999 improved relative to the industry due to favorable acceptance of the Company's new Massey Ferguson high horsepower tractor line which was introduced during 1999.

     Industry unit sales of tractors in South America for the first six months of 1999 decreased approximately 14% compared to the same period in 1998 with an increase in the major market of Brazil offset by significant declines in Argentina and other South American markets due to low commodity prices, economic uncertainty and tightening credit. The increased demand in the Brazilian market was prompted by the devaluation of the Brazilian currency, which has caused an increase in farm income and advanced purchasing of equipment due to inflationary fears. Company unit retail sales of tractors in South America decreased more than the industry.

     In other international markets, industry and company retail sales decreased compared to the prior year in most markets including Africa, Australia and Asia/Pacific.

         STATEMENT OF INCOME

     Net sales for the second quarter of 1999 were $683.5 million compared to $816.1 million for the same period in 1998. Net sales for the first six months of 1999 were $1,245.1 million compared to $1,517.6 for the prior year. The decrease in net sales for the second quarter and the first six months primarily reflects lower retail demand in most markets throughout the world. Net sales were also impacted by the negative currency translation effect offset by the 1998 acquisitions of Massey Ferguson Argentina, Spra-Coupe and Willmar, which were not included in the 1998 results. Excluding the impact of currency translation and acquisitions, net sales for the second quarter and first six months of 1999 decreased approximately 14.1% and 17.4%, respectively, compared to the prior year.

     Regionally, net sales in North America decreased $87.8 million, or 33.0%, and $174.2 million, or 35.3% for the second quarter and first six months of 1999, respectively, compared to the same periods in the prior year. The decrease is primarily due to unfavorable market conditions and the Company's planned efforts to lower dealer inventories by reducing sales to dealers less than expected retail demand. The decline was partially offset by the impact of the Spra-Coupe and Willmar acquisitions. In the Europe/Africa/Middle East region, net sales decreased $9.7 million, or 2.2%, and $29.4 million, or 3.6% for the second quarter and first six months of 1999, respectively, compared to the same periods in the prior year primarily due to unfavorable market conditions in the markets outside Western Europe and unfavorable foreign currency translation. Net sales in South America decreased approximately $34.4 million, or 38.7%, and $66.0 million, or 38.9% for the second quarter and first six months of 1999, respectively, compared to the same periods in the prior year primarily due to unfavorable industry conditions and to the negative impact of foreign currency translation due to the Brazilian currency devaluation. In the East Asia/Pacific region, net sales decreased approximately $.7 million, or 3.2%, and $2.9 million, or 6.5% for the second quarter and first six months of 1999, respectively, compared to the same periods in the prior year primarily due to continued unfavorable market conditions.

     Gross profit was $111.1 million (16.3% of net sales) for the second quarter of 1999 compared to $156.5 million (19.2% of net sales) for the same period in the prior year. Gross profit for the first six months of 1999 was $190.1 million (15.3% of net sales) compared with $301.0 million (19.8% of net sales) for the same period in 1998. Gross margins were negatively impacted by: (1) lower production overhead absorption resulting from lower production volumes in the first six months of 1999 compared to the prior year; (2) unfavorable sales mix of higher margin products; and (3) lower price realization in certain market segments.

     Selling, general and administrative expenses ("SG&A expenses") for the second quarter of 1999 were $56.4 million (8.3% of net sales) compared to $68.7 million (8.4% of net sales) for the same period in the prior year. For the first six months of 1999, SG&A expenses were $114.3 million (9.2% of net sales) compared to $131.7 million (8.7% of net sales) for the same period in the prior year. While the Company's cost reduction efforts reduced expenses by $12.3 million and $17.4 million, respectively, for the second quarter and first six months of 1999, SG&A expenses increased as a percentage of net sales primarily due to lower sales volumes in 1999 compared to 1998. Engineering expenses for the three and six months ended June 30, 1999 were $11.1 million (1.6% of net sales) and $22.9 million (1.8% of net sales), respectively, compared to $14.6 million (1.8% of net sales) and $28.2 million (1.9% of net sales), respectively, for the same periods in the prior year.

     Income from operations was $43.6 million (6.4% of net sales) and $52.9 million (4.3% of net sales) for the three and six months ended June 30, 1999, respectively, as compared to $73.2 million (9.0% of net sales) and $141.1 million (9.3% of net sales), respectively, for the same periods in 1998. Operating income, as a percentage of net sales, was adversely affected primarily by lower gross profit margins.

     Interest expense, net was $15.2 million and $31.7 million, respectively, for the three and six months ended June 30, 1999 compared to $18.3 million and $33.3 million, respectively, for the same periods in 1998. The decrease in interest expense, net was primarily the result of lower interest rates in 1999.

     The Company recorded an income tax provision of $7.8 million and $2.0 million, respectively, for the three and six months ended June 30, 1999 compared to $17.0 million and $34.5 million, respectively, for the same periods in 1998. The Company's effective tax rate remained constant over the two periods.

     Equity in earnings of affiliates was $2.2 million and $4.9 million, respectively, for the three and six months ended June 30, 1999 compared to $3.5 million and $6.3 million, respectively, for the same periods in 1998. The reduction in earnings was due to lower net income in the Company's Engine Joint Venture in Argentina and its retail finance joint ventures due to unfavorable market conditions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. The current lending commitment under the Company's revolving credit facility is $1.0 billion with borrowings limited to the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of June 30, 1999, approximately $673.4 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $326.3 million.

     The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. However, the Company had $1,016.0 million of working capital at June 30, 1999, a decrease of $13.9 million over working capital of $1,029.9 million at December 31, 1998. The decrease in working capital was primarily due to a lower accounts receivable balance primarily related to the reduction of net sales during 1999 compared to 1998.

     Cash flow used for operating activities was $3.6 million and $187.2 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash flow used for operating activities was primarily due to a lower seasonal increase in accounts receivable and inventory and an increase in accounts payable, compared to the prior year. The improved cash flow compared to the prior year reflects the impact of the Company's initiatives to reduce receivable and inventory levels during 1999.

     Capital expenditures for the six months ended June 30, 1999 were $20.6 million compared to $26.0 million for the same period in 1998. The Company anticipates that additional capital expenditures for the remainder of 1999 will range from approximately $25.0 million to $35.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment maintenance.

     The  Company's  debt to  capitalization  ratio was  51.9% at June 30,  1999 compared to 48.5% at December 31, 1998. The increase in the debt to capitalization ratio was primarily due to slightly higher debt levels due to the seasonally higher working capital needs and a negative cumulative translation adjustment to equity of $126.0 million primarily related to the devaluation of the Brazilian currency and a weakening of the Euro relative to the U.S. dollar.

     In July 1999, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the third quarter of 1999. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

     The Company has implemented the majority of necessary modifications to its information technology systems and expects to complete testing of its systems for Year 2000 compliance during 1999. During 1998, the Company reviewed a majority of its embedded systems and identified a small percentage of systems with Year 2000 problems. All identified critical systems and a majority of non-critical systems with Year 2000 issues have been modified or replaced and complete testing on the remaining non-critical systems will occur during the remainder of 1999. Based on its reviews, the Company estimates that the required costs to modify existing computer systems and applications will be approximately $10 million of which $7.8 million has been incurred to date. The remaining costs will be incurred in the remainder of 1999.

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

FORWARD LOOKING STATEMENTS

     Certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved, and actual results could differ materially from the results suggested by the forward-looking statements. Factors that could impact results include those described above under "General." Additionally, the Company's financial results are sensitive to movement in interest rates and foreign currencies, as well as general economic conditions, pricing and product actions taken by competitors, production disruptions and changes in environmental, international trade and other laws which impact the way in which it conducts its business.

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company's most significant transactional foreign currency exposures are the British pound in relation to other European currencies and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations.

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

INTEREST RATE RISK

     The Company manages its debt structure and interest rate risk through the use of fixed and floating rate debt. The fixed rate debt is primarily the 8 1/2% Senior Subordinated Notes due 2006. The floating rate debt is primarily the January 1997 Credit Facility (see "Liquidity and Capital Resources"). The Company's net exposure to interest rate risk consists of its floating rate debt which is tied to changes in U.S. and European libor rates. To further minimize the effect of potential interest rate increases on floating rate debt in a rising interest rate environment, the Company has entered into an interest rate swap contract, which has the effect of converting a portion of the floating rate indebtedness to a fixed rate over a certain period of time.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's annual meeting of stockholders held on April 28, 1999, the following directors were elected, each of whom will serve until the 2002 annual meeting of stockholders or until his successor is elected and qualified:

          Nominee                     Affirmative Votes        Withheld Votes
          ---------                   ------------------       --------------
          Hamilton Robinson               35,704,342              8,922,549
          Anthony D. Loehnis              35,701,710              8,925,181
          John M. Shumejda                35,711,346              8,915,545
          Wolfgang Deml                   35,682,538              8,944,353


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1 - Financial Data Schedule - June 30, 1999 (electronic filing purposes only).

        (b)  Reports on Form 8-K

             None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                                       AGCO CORPORATION
                                                       -----------------------
                                                       Registrant




Date: August 13, 1999                                  /s/ Patrick S. Shannon
                                                       -----------------------
                                                       Patrick S. Shannon
                                                       Vice President and Chief
                                                         Financial Officer

                                 EXHIBIT INDEX




Exhibit                         Description                        Sequentially
Number                                                               Numbered
                                                                        Page
----------------  -------------------------------------------  -----------------
                    Financial Data Schedule - June 30, 1999
27.1                (electronic filing purposes only).
