Form 10-Q
period 1999-09-30
AGCO CORP /DE
filed 1999-11-12
CIK 880266

--------------------------------------------------------------------------------

                                  UNITED STATES

                        SECURTIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

------
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURTIES
------      EXCHANGE Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURTIES EXCHANGE ACT OF 1934
------

FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________

                         COMMISSION FILE NUMBER 1-12930

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

     Common stock par value $.01 per share: 59,545,781 shares outstanding as of September 30, 1999.

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                        Numbers

                                                                  --------------
PART I.  FINANCIAL INFORMATION:


    Item 1.  Financial Statements

             Condensed Consolidated Balance
             Sheets - September 30, 1999 and
             December 31, 1998.................................................3

             Condensed Consolidated Statements
             of Income for the Three Months
             Ended September 30, 1999 and 1998.................................4

             Condensed Consolidated Statements
             of Income for the Nine Months
             Ended September 30, 1999 and 1998.................................5

             Condensed Consolidated Statements
             of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998.................................6

             Notes to Condensed Consolidated
             Financial Statements..............................................7

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations....................................................11

    Item 3.  Quantitative and Qualitative Disclosures
             about Market Risk................................................17

PART II.  OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K..................................18

SIGNATURES....................................................................19


                       AGCO CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                                       September 30,         December 31,
                                                                                            1999                 1998
                                                                                      -----------------    -----------------
                                                                                        (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents.................................................       $     18.0           $     15.9
      Accounts and notes receivable, net........................................            855.6              1,016.3
      Inventories, net..........................................................            645.8                671.6
      Other current assets......................................................             99.2                 86.7
                                                                                      -----------------    -----------------
         Total current assets...................................................          1,618.6              1,790.5

Property, plant and equipment, net..............................................            329.9                417.6
Investment in affiliates........................................................            102.8                 95.2
Other assets....................................................................            103.4                 76.6
Intangible assets, net..........................................................            316.0                370.5
                                                                                      -----------------    -----------------
         Total assets...........................................................       $  2,470.7           $  2,750.4
                                                                                      =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
      Accounts payable..........................................................       $    235.1           $    287.0
      Accrued expenses..........................................................            413.1                428.0
      Other current liabilities.................................................             31.8                 45.6
                                                                                      -----------------    -----------------
         Total current liabilities..............................................            680.0                760.6
Long-term debt..................................................................            850.7                924.2
Postretirement health care benefits.............................................             24.8                 24.5
Other noncurrent liabilities....................................................             46.7                 59.0
                                                                                      -----------------    -----------------
         Total liabilities......................................................          1,602.2              1,768.3
                                                                                      -----------------    -----------------

Stockholders' Equity
      Common stock:  $0.01 par value, 150,000,000 shares authorized,
         59,545,781 and 59,535,921 shares issued and outstanding
         at September 30, 1999 and December 31, 1998, respectively..............              0.6                  0.6
      Additional paid-in capital................................................            427.4                427.3
      Retained earnings.........................................................            649.8                635.8
      Unearned compensation.....................................................             (6.2)               (11.1)
      Accumulated other comprehensive income....................................           (203.1)               (70.5)
                                                                                      -----------------    -----------------
         Total stockholders' equity.............................................            868.5                982.1
                                                                                      =================    =================
         Total liabilities and stockholders' equity.............................       $  2,470.7           $  2,750.4
                                                                                      =================    =================

     See accompanying notes to condensed consolidated financial statements.
                                       3

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                                                       Three Months Ended September 30,
                                                                                    ----------------------------------------
                                                                                          1999                   1998
                                                                                    ------------------     -----------------
Net sales.......................................................................        $     570.5           $     665.7
Cost of goods sold..............................................................              473.4                 534.5
                                                                                    ------------------     -----------------
     Gross profit...............................................................               97.1                 131.2

Selling, general and administrative expenses....................................               55.7                  71.2
Engineering expenses............................................................               11.2                  13.9
                                                                                    ------------------     -----------------

     Income from operations.....................................................               30.2                  46.1

Interest expense, net...........................................................               13.3                  17.3
Other expense, net..............................................................                8.7                   6.4
                                                                                    ------------------     -----------------

Income before income taxes and equity in net earnings
    of affiliates...............................................................                8.2                  22.4

Provision for income taxes......................................................                3.8                   8.2
                                                                                    ------------------     -----------------

Income before equity in net earnings of affiliates..............................                4.4                  14.2

Equity in net earnings of affiliates............................................                3.1                   3.7
                                                                                    ------------------     -----------------

Net income......................................................................        $       7.5           $      17.9
                                                                                    ==================     =================

Net income per common share:

     Basic......................................................................        $      0.13           $      0.31
                                                                                    ==================     =================
     Diluted....................................................................        $      0.13           $      0.30
                                                                                    ==================     =================

Weighted average number of common and common equivalent shares outstanding:

     Basic......................................................................               58.8                  58.3
                                                                                    ==================     =================
     Diluted....................................................................               59.7                  59.6
                                                                                    ==================     =================

Dividends declared per common share.............................................        $      0.01           $      0.01
                                                                                    ==================     =================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                                                       Nine Months Ended September 30,
                                                                                    --------------------------------------
                                                                                          1999                  1998
                                                                                    ------------------     ---------------
Net sales.......................................................................         $  1,815.6         $  2,183.3
Cost of goods sold..............................................................            1,528.4            1,751.1
                                                                                       ---------------     ---------------
     Gross profit...............................................................              287.2              432.2

Selling, general and administrative expenses....................................              170.0              202.9
Engineering expenses............................................................               34.1               42.1
                                                                                       ---------------     ---------------

     Income from operations.....................................................               83.1              187.2

Interest expense, net...........................................................               45.0               50.6
Other expense, net..............................................................               24.5               20.9
                                                                                       ---------------     ---------------

Income before income taxes and equity in net earnings
     of affiliates..............................................................              13.6              115.7

Provision for income taxes......................................................               5.8               42.8
                                                                                      ----------------     ---------------

Income before equity in net earnings of affiliates..............................               7.8               72.9

Equity in net earnings of affiliates............................................               8.0               10.0
                                                                                       ---------------     ---------------

Net income......................................................................         $    15.8          $    82.9
                                                                                       ===============     ===============

Net income per common share:

     Basic......................................................................         $    0.27          $    1.38
                                                                                       ===============     ===============
     Diluted....................................................................         $    0.27          $    1.35
                                                                                       ===============     ===============

Weighted average number of common and common equivalent shares outstanding:

     Basic......................................................................              58.6               60.1
                                                                                       ===============     ===============
     Diluted....................................................................              59.6               61.6
                                                                                       ===============     ===============

Dividends declared per common share.............................................         $    0.03          $     0.03
                                                                                       ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)

                                                                                       Nine Months Ended September 30,
                                                                                    ---------------------------------------
                                                                                          1999                  1998
                                                                                    ---------------        ----------------
Cash flows from operating activities:

      Net income................................................................      $      15.8           $      82.9
                                                                                    ----------------       ----------------
      Adjustments  to  reconcile  net income to net cash  provided by (used for)
      operating activities:
         Depreciation and amortization..........................................             42.7                  42.8
         Equity in net earnings of affiliates,
             net of cash received...............................................             (7.5)                (10.0)
         Deferred income tax (benefit) provision................................            (23.2)                  4.8
         Amortization of intangibles............................................             11.1                   9.6
         Amortization of unearned compensation..................................              4.9                   6.8
         Changesin  operating  assets  and  liabilities,  net  of  effects  from purchase/sale of businesses:
             Accounts and notes receivable, net.................................            118.8                 (65.3)
             Inventories, net...................................................             (4.2)               (122.3)
             Other current and noncurrent assets................................            (31.9)                (17.6)
             Accounts payable...................................................            (37.8)                (96.9)
             Accrued expenses...................................................            (10.4)                (25.1)
             Other current and noncurrent liabilities...........................             (3.2)                  1.9
                                                                                      ----------------     ----------------
              Total adjustments.................................................             59.3                (271.3)
                                                                                      ----------------     ----------------
              Net cash provided by (used for) operating activities..............             75.1                (188.4)
                                                                                      ----------------     ----------------
Cash flows from investing activities:
      Purchase of property, plant and equipment.................................            (29.4)                (39.5)
      Proceeds from sale/leaseback of property..................................             18.7                  --
      (Purchase) sale of business, net..........................................              (.6)                (40.9)
                                                                                      ----------------     ----------------
         Net cash used for investing activities.................................            (11.3)                (80.4)
                                                                                      ----------------     ----------------
Cash flows from financing activities:
      (Repayments of) proceeds from long-term debt, net.........................            (58.5)                361.3
      Proceeds from issuance of common stock....................................               --                   0.4
      Repurchases of common stock...............................................               --                 (88.1)
      Dividends paid on common stock............................................             (1.8)                 (1.8)
                                                                                      ----------------     ----------------
         Net cash (used for) provided by financing activities...................            (60.3)                271.8
                                                                                      ----------------     ----------------
      Effect of exchange rate changes on cash and cash equivalents..............             (1.4)                  0.9
                                                                                      ----------------     ----------------
      Increase in cash and cash equivalents.....................................              2.1                   3.9
      Cash and cash equivalents, beginning of period............................             15.9                  31.2
                                                                                      ----------------     ----------------
      Cash and cash equivalents, end of period..................................      $      18.0           $      35.1
                                                                                      ================     ================

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

2.       NONRECURRING EXPENSES

         In the fourth quarter of 1998, the Company recorded nonrecurring expenses of $40.0 million primarily related to costs associated with reductions in the Company's worldwide permanent workforce. As of September 30, 1999, the Company had terminated approximately 1,380 of the 1,400 employees identified for termination. Of the $40.0 million total expense, $30.4 million had been incurred as of September 30, 1999.

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at September 30, 1999 and December 31, 1998 (in millions):

                                                                                      September 30,             December 31,
                                                                                          1999                     1998
                                                                                  ---------------------    ---------------------
Revolving credit facility.......................................................      $     585.8             $     661.2
Senior subordinated notes.......................................................            248.4                   248.3
Other long-term debt............................................................             16.5                    14.7
                                                                                  ---------------------    ---------------------

                                                                                      $     850.7             $     924.2
                                                                                  =====================    =====================

         The Company's revolving credit facility allows for borrowings of up to $1.0 billion. As of September 30, 1999, $585.8 million was outstanding under the revolving credit facility and available borrowings were $414.0 million.

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

         A reconciliation of net income and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per common share for the three and nine months ended September 30, 1999 and 1998 is as follows (in millions, except per share data):


                                                                                  Three Months Ended          Nine Months Ended
                                                                                     September 30,               September 30,
                                                                                ------------------------    ------------------------
                                                                                   1999          1998          1999           1998
                                                                                ----------    ----------    ----------     ---------
Basic Earnings Per Share

Weighted average number of common shares outstanding ...........................    58.8         58.3           58.6          60.1
                                                                                ==========    ==========    ==========    ==========
Net income .....................................................................  $  7.5       $ 17.9         $ 15.8        $ 82.9
                                                                                ==========    ==========    ==========    ==========
Net income per common share.....................................................  $ 0.13       $ 0.31         $ 0.27        $ 1.38
                                                                                ==========    ==========    ==========    ==========

Diluted Earnings Per Share

Weighted average number of common shares outstanding............................    58.8         58.3           58.6          60.1
Assumed vesting of restricted stock.............................................     0.8          1.2            0.9           1.3
Assumed exercise of outstanding stock options ..................................     0.1          0.1            0.1           0.2
                                                                                ----------    ----------    ----------    ----------
Weighted average number of common and common equivalent
    shares outstanding..........................................................    59.7         59.6           59.6          61.6
                                                                                ==========    ==========    ==========    ==========
Net income......................................................................  $  7.5       $ 17.9         $ 15.8        $ 82.9
                                                                                ==========    ==========    ==========    ==========
Net income per common share.....................................................  $ 0.13       $ 0.30         $ 0.27        $ 1.35
                                                                                ==========    ==========    ==========    ==========

                                       8

5.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at September 30, 1999 and December 31, 1998 were as follows (in millions):

                                                                                      September 30,            December 31,
                                                                                          1999                     1998
                                                                                ----------------------   ----------------------
Finished goods..................................................................      $   293.4                $   271.2
Repair and replacement parts....................................................          241.3                    256.7
Work in process, production parts and raw materials.............................          176.8                    222.6
                                                                                ---------------------    ----------------------
       Gross inventories........................................................          711.5                    750.5
Allowance for surplus and obsolete inventories..................................          (65.7)                   (78.9)
                                                                                ---------------------    ----------------------
       Inventories, net.........................................................      $   645.8                $   671.6
                                                                                =====================    ======================


6.       COMPREHENSIVE INCOME

         The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 was as follows (in millions):

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                      --------------------------      --------------------------
                                                        1999            1998              1999            1998
                                                      ----------     -----------      -----------    -----------
Net income.........................................     $  7.5           $ 17.9         $   15.8        $  82.9
Other comprehensive income (loss):
     Foreign currency translation
             adjustments............................      (6.6)            48.0           (132.6)          19.6
                                                      -----------    -----------      -----------    -----------
Total comprehensive income (loss)..................     $  0.9           $ 65.9         $ (116.8)       $ 102.5
                                                      ===========    ===========      ===========    ===========

                                       9

7.       SEGMENT REPORTING

         The Company has four geographic reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 1999 and 1998 are as follows (in millions):

                                    North            South         Europe/Africa
                                   America          America         Middle East       Asia/Pacific       Consolidated
                                 ------------    --------------    -------------    ----------------   ---------------
Three Months ended September 30:
1999

Net Sales                        $   148.1       $     52.1          $   344.2          $     26.1        $   570.5
Income from operations                (3.4)            (2.4)              33.7                 4.2             32.1

1998

Net Sales                        $   232.2       $     80.0          $   332.3          $     21.3        $   665.8
Income from operations                18.0              3.2               23.5                 4.3             49.0

Nine Months ended September 30:
1999

Net Sales                        $   467.2       $    155.8          $ 1,124.8          $     67.8        $ 1,815.6
Income from operations                (6.2)            (7.0)              94.1                 9.0             89.9

1998

Net Sales                        $   725.5       $    249.8          $ 1,142.2          $     65.9        $ 2,183.4
Income from operations                67.8             14.2              103.1                11.5            196.6


         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                  -----------------------------    ------------------------------
                                                       1999             1998          1999             1998
                                                  ------------     ------------    ------------    --------------
Segment income from operations....................$       32.1     $       49.0     $      89.9     $     196.6
Restricted stock compensation expense.............        (1.9)            (2.9)           (6.8)           (9.4)
                                                  ============     =============    ============    ============
Consolidated income from operations...............$       30.2     $       46.1     $      83.1     $     187.2
                                                  ============     =============    ============    ============

                                       10

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

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded net income for the three months ended September 30, 1999 of $7.5 million compared to net income of $17.9 million for the same period in 1998. Net earnings per common share on a diluted basis were $0.13 and $0.30 for the third quarters of 1999 and 1998, respectively. Net income for the first nine months of 1999 was $15.8 million compared to $82.9 million for the same period in 1998. Net income per common share on a diluted basis was $0.27 and $1.35 for the first nine months of 1999 and 1998, respectively. The results for the three months and nine months ended September 30, 1999 were negatively impacted by lower net sales and operating margins caused by unfavorable industry conditions in many markets throughout the world, the negative impact of currency translation, unfavorable absorption of fixed manufacturing overhead costs, an unfavorable mix of products sold and lower price realization due to a more competitive pricing environment.

         RETAIL SALES

         High global commodity stock levels and reduced export demand continue to result in lower commodity prices compared to prior periods, adversely affecting agricultural equipment demand in most major markets. These unfavorable industry conditions have negatively impacted equipment demand since the third quarter of 1998.

         In the United States and Canada, industry unit retail sales of tractors and combines for the first nine months of 1999 increased approximately 2.4% and decreased approximately 52.0%, respectively, compared to the same period in 1998. Industry retail sales declines were significant in the high horsepower tractor segment but were offset by strong increases in the under 40 horsepower segment. Company unit retail sales of tractors in the United States and Canada decreased compared to the same period in 1998, and Company unit retail sales of combines decreased less than the industry decrease.

         In Western Europe, industry unit retail sales of tractors experienced mixed results with an overall increase of approximately 2.8% for the first nine months of 1999 as compared to the prior year. Decreases in industry unit retail sales in Scandinavia and Spain were offset to some extent by increases in the UK, France and Italy. Retail sales in Germany for the first nine months were slightly above the same period in 1998. Company unit retail sales results for the nine months ended September 30, 1999 were also mixed with an overall decrease compared to the same period in 1998. However, the Company's retail sales for the third quarter of 1999 improved relative to the industry due to favorable acceptance of the Company's new Massey Ferguson high horsepower tractor line which was introduced during 1999.

     Industry unit sales of tractors in South America for the first nine months of 1999 decreased approximately 17.6% compared to the same period in 1998 with a small increase in the major market of Brazil offset by significant declines in Argentina and other South American markets due to low commodity prices, economic uncertainty and tightening credit. Retail sales in the Brazilian market declined 11% in the third quarter, offsetting first half increases, due to inflationary pressures and higher farmer input costs. Company unit retail sales of tractors in South America decreased less than the industry.

         In other international markets, industry and Company retail sales decreased compared to the prior year in most markets including Africa, the Middle East and Australia.

         STATEMENTS OF INCOME

         Net sales for the third quarter of 1999 were $570.5 million compared to $665.7 million for the same period in 1998. Net sales for the first nine months of 1999 were $1,815.6 million compared to $2,183.3 for the prior year. The decrease in net sales for the third quarter and the first nine months primarily reflects lower retail demand in certain markets throughout the world. Net sales were also impacted by the negative currency translation effect of the strengthening dollar against the Euro and the Brazilian Real. This impact was partially offset for the first nine months of 1999 by the acquisitions completed in 1998 of Massey Ferguson Argentina, Spra-Coupe and Willmar, which were only partially included in the 1998 results. Excluding the impact of currency translation and acquisitions, net sales for the third quarter and first nine months of 1999 decreased approximately 9.3% and 14.8%, respectively, compared to the prior year periods.

         Regionally, net sales in North America decreased $84.1 million, or 36.2%, and $258.3 million, or 35.6% for the third quarter and first nine months of 1999, respectively, compared to the same periods in the prior year. The decrease is primarily due to unfavorable market conditions and the Company's planned efforts to lower dealer inventories by selling to dealers at a rate less than expected retail demand. The year to date decline was partially offset by the impact of the Spra-Coupe and Willmar acquisitions. In the Europe/Africa/Middle East region, net sales increased $11.9 million, or 3.6%, and decreased $17.4 million, or 1.5% for the third quarter and first nine months of 1999, respectively, compared to the same periods in the prior year. Net sales for the first nine months of 1999 were lower than the prior year primarily due to unfavorable market conditions in the markets outside Western Europe and unfavorable foreign currency translation. These negative impacts were offset in the third quarter of 1999 by higher sales of combines and high horsepower tractors in Western Europe. Net sales in South America decreased approximately $27.9 million, or 34.9%, and $94.0 million, or 37.6% for the third quarter and first nine months of 1999, respectively, compared to the same periods in the prior year primarily due to unfavorable industry conditions and to the negative impact of foreign currency translation due to the weakening of the Brazilian Real compared to the U.S. dollar. In the East Asia/Pacific region, net sales increased approximately $4.8 million, or 22.5%, and $1.9 million, or 2.9% for the third quarter and first nine months of 1999, respectively, compared to the same periods in the prior year primarily due to a slight improvement in market conditions.

         Gross profit was $97.1 million (17.0% of net sales) for the third quarter of 1999 compared to $131.2 million (19.7% of net sales) for the same period in the prior year. Gross profit for the first nine months of 1999 was $287.2 million (15.8% of net sales) compared with $432.2 million (19.8% of net sales) for the same period in 1998. Gross margins were negatively impacted for the quarter and year to date results primarily due to: (1) lower production overhead absorption resulting from lower production volumes; (2) unfavorable sales mix of higher margin products; and (3) lower price realization in certain market segments.

         Selling, general and administrative expenses ("SG&A expenses") for the third quarter of 1999 were $55.7 million (9.8% of net sales) compared to $71.2 million (10.7% of net sales) for the same period in the prior year. For the first nine months of 1999, SG&A expenses were $170.0 million (9.4% of net sales) compared to $202.9 million (9.3% of net sales) for the same period in the prior year. While the Company's cost reduction efforts reduced SG&A expenses by $15.5 million and $32.9 million, respectively, for the third quarter and first nine months of 1999, SG&A expenses increased as a percentage of net sales primarily due to lower sales volumes in 1999 compared to 1998. Engineering expenses for the three and nine months ended September 30, 1999 were $11.2 million (2.0% of net sales) and $34.1 million (1.9% of net sales), respectively, compared to $13.9 million (2.1% of net sales) and $42.1 million (1.9% of net sales), respectively, for the same periods in the prior year.

         Income from operations was $30.2 million (5.3% of net sales) and $83.1 million (4.6% of net sales) for the three and nine months ended September 30, 1999, respectively, as compared to $46.1 million (6.9% of net sales) and $187.2 million (8.6% of net sales), respectively, for the same periods in 1998. Operating income, as a percentage of net sales, was lower primarily because of lower gross profit margins.

     Interest expense, net was $13.3 million and $45.0 million, respectively, for the three and nine months ended September 30, 1999 compared to $17.3 million and $50.6 million, respectively, for the same periods in 1998. The decrease in interest expense, net was primarily the result of lower effective interest rates in 1999 as well as lower average borrowings during the third quarter of 1999.

         The Company recorded an income tax provision of $3.8 million and $5.8 million, respectively, for the three and nine months ended September 30, 1999 compared to $8.2 million and $42.8 million, respectively, for the same periods in 1998. The Company's effective tax rate for the third quarter increased to 46% from 37% recorded in the same period in 1998. This increase is attributable to losses in certain tax jurisdictions for which no benefit was recognized. The Company's effective tax rate for the nine month period was 43% in 1999 compared to 37% in 1998 due to the higher effective tax rate in the third quarter of 1999.

         Equity in earnings of affiliates was $3.1 million and $8.0 million, respectively, for the three and nine months ended September 30, 1999 compared to $3.7 million and $10.0 million, respectively, for the same periods in 1998. The reduction in earnings was due to lower net income in the Company's Engine Joint Venture in Argentina and its retail finance joint ventures due to unfavorable market conditions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. The current lending commitment under the Company's revolving credit facility is $1.0 billion with borrowings limited to the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of September 30, 1999, approximately $585.8 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $414.0 million.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $938.6 million of working capital at September 30, 1999, a decrease of $91.3 million from working capital of $1,029.9 million at December 31, 1998. The decrease in working capital was primarily due to lower accounts receivables primarily related to the reduction of net sales during 1999 compared to 1998 and the planned reduction of North America dealer inventories.

         Cash flow provided by operating activities was $75.1 million for the nine months ended September 30, 1999 compared to a use of cash of $188.4 million for the same period during 1998. The increase in cash flow provided by operating activities was primarily due to a reduction in the Company's receivable and inventory levels offset to some extent by lower net income, compared to the prior year. The improved cash flow compared to the prior year reflects the impact of the Company's initiatives to reduce receivable and inventory levels during 1999.

         Capital expenditures for the nine months ended September 30, 1999 were $29.4 million compared to $39.5 million for the same period in 1998. The Company anticipates that additional capital expenditures for the remainder of 1999 will range from approximately $20.0 million to $25.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment improvements. In the third quarter of 1999, the Company entered into a sale/leaseback transaction involving certain real property. The proceeds from the transaction of $18.7 million were used to reduce outstanding borrowings under the Company's revolving credit facility.

         The Company's debt to capitalization ratio was 49.5% at September 30, 1999 compared to 48.5% at December 31, 1998. Although the Company's indebtedness was reduced by $73.5 million from December 31, 1998, the debt to capitalization ratio increased due to a negative cumulative translation adjustment to equity of $132.6 million primarily related to the devaluation of the Brazilian Real and a weakening of the Euro relative to the U.S. dollar.

         In October 1999, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the third quarter of 1999. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

         The Company has substantially completed the necessary modifications to its information technology systems and expects to complete any remaining testing of its systems for Year 2000 compliance during the remainder of 1999. During 1998, the Company reviewed a majority of its embedded systems and identified a small percentage of systems with Year 2000 problems. All identified critical systems and a majority of non-critical systems with Year 2000 issues have been modified or replaced and complete testing on the remaining non-critical systems will occur during the remainder of 1999. Based on the work completed to date, the Company estimates that the required costs to modify existing computer systems, applications and embedded systems will be approximately $9.0 to $10.0 million of which $8.4 million has been incurred to date.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company's most significant transactional foreign currency exposures are the British pound in relation to other European currencies and the U.S. dollar as well as the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              4.1  - Amendment  dated as of March 1, 1999,  to the
                     Rights   Agreement   between  the  Company  and
                     SunTrust Bank (incorporated by reference to Form 8-A filing August 19, 1999).

              27.1 - Financial  Data  Schedule -  September  30, 1999
                     (electronic filing purposes only).

         (b)  Reports on Form 8-K

              None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                                    AGCO CORPORATION
                                                   ---------------------------
                                                    Registrant




Date: November 12, 1999                             /s/ Patrick S. Shannon
     -------------------                           ---------------------------
                                                     Patrick S. Shannon
                                                     Vice President and Chief
                                                          Financial Officer

                                  EXHIBIT INDEX

 Exhibit                                                   Sequentially Numbered
  Number                 Description                               Page
---------  ---------------------------------------      ---------------------
4.1        Amendment dated as of March 1, 1999, to
           the Rights Agreement  between the Company
           and SunTrust Bank (incorporated  by
           reference to Form 8-A filing August 19, 1999).          --

27.1       Financial Data Schedule - September 30, 1999
           (electronic filing purposes only).                      --

                                       20