Form 10-K
period 1999-12-31
AGCO CORP /DE
filed 2000-03-28
CIK 880266

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 1-12930

                                AGCO CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    58-1960019
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)
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

                                      NONE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---------------------

     The aggregate market value of common stock held by non-affiliates of the Registrant as of the close of business on March 6, 2000 was $617,257,236. As of such date, there were 59,587,761 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the AGCO Corporation Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Part II.

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     AGCO Corporation ("AGCO" or the "Company") was incorporated in Delaware in April 1991. The Company's executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and its telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include the Company's subsidiaries.

THE COMPANY

     AGCO is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company's products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO(R) Allis, Massey Ferguson(R), Hesston(R), White, GLEANER(R), New Idea(R), AGCOSTAR(R), Landini (North America), Tye(R), Farmhand(R), Glencoe(R), Deutz (South America), Fendt, Spra-Coupe(R) and Willmar(R). The Company distributes its products through a combination of approximately 8,200 independent dealers and distributors, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France, Germany, Spain and Brazil through its finance joint ventures with Cooperateive Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" ("Rabobank").

     AGCO was organized in June 1990 by an investment group formed by management to acquire the successor to the agricultural equipment business of Allis-Chalmers, a company which began manufacturing and distributing agricultural equipment in the early 1900s. Since its formation in June 1990, AGCO has grown substantially through a series of 17 acquisitions for consideration aggregating approximately $1.4 billion. These acquisitions have allowed the Company to broaden its product line, expand its dealer network and establish strong market positions in several new markets throughout North America, South America, Western Europe and the rest of the world. The Company has achieved significant cost savings and efficiencies from its acquisitions by eliminating duplicate administrative, sales and marketing functions, rationalizing its dealer network, increasing manufacturing capacity utilization and engineering common product platforms for certain products. In addition, the Company is focusing its efforts on long-term growth and profit improvement initiatives including developing new and innovative products, expanding and strengthening its distribution network, reducing product costs, maintaining a flexible horizontal production strategy, and utilizing efficient asset management.

TRANSACTION HISTORY

     Hesston Acquisition. In March 1991, the Company acquired Hesston Corporation ("Hesston"), a leading manufacturer and distributor of hay tools, forage equipment and related replacement parts (the "Hesston Acquisition"). The assets acquired also included Hesston's 50% interest in a joint venture, Hay and Forage Industries ("HFI"), between Hesston and CNH Global N.V. which manufactures hay and forage equipment for both parties. Hesston's net sales in its full fiscal year preceding the acquisition were approximately $91.0 million. The Hesston Acquisition enabled the Company to provide its dealers with a more complete line of farm equipment and to expand its dealer network.

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

     Massey Ferguson North American Acquisition. In January 1993, the Company entered into an agreement with Varity Corporation ("Varity") to be the exclusive distributor in the United States and Canada of the Massey Ferguson line of farm equipment. Concurrently, the Company acquired the North American distribution operation of Massey Ferguson Group Limited ("Massey") from Varity (the "Massey North American Acquisition"). Net sales attributable to Massey's North American distribution operation in the full fiscal year preceding the acquisition were approximately $215.0 million. The Massey North American Acquisition provided AGCO access to another leading brand name in the agricultural equipment industry and enabled the Company to expand its dealer network.

     White-New Idea Acquisition. In December 1993, the Company acquired the White-New Idea Farm Equipment Division ("White-New Idea") of Allied Products Corporation (the "White-New Idea Acquisition"). White-New Idea's net sales in 1993 were approximately $83.1 million. The White-New Idea Acquisition enabled the Company to offer a more complete line of planters and spreaders and a broader line of hay and tillage equipment.

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

     Massey Ferguson Acquisition. In June 1994, the Company acquired Massey from Varity, including Massey's network of independent dealers and distributors and associate and licensee companies outside the United States and Canada (the "Massey Acquisition"). Massey, with fiscal 1993 net sales of approximately $898.4 million (including net sales to AGCO of approximately $124.6 million), was one of the largest manufacturers and distributors of tractors in the world. The Massey Acquisition significantly expanded AGCO's sales and distribution outside North America.

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

     Maxion Acquisition. In June 1996, the Company acquired the agricultural and industrial equipment business of Iochpe-Maxion S.A. (the "Maxion Agricultural Equipment Business") (the "Maxion Acquisition"). The Maxion Agricultural Equipment Business, with 1995 sales of approximately $265.0 million, was AGCO's Massey Ferguson licensee in Brazil, manufacturing and distributing agricultural tractors and combines under the Massey Ferguson brand name, and industrial loader-backhoes under the Massey Ferguson and Maxion brand names. The Maxion Acquisition expanded the Company's product offerings and distribution network in South America, particularly in the significant Brazilian agricultural equipment market.

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

     Agricredit-North America Joint Venture. In November 1996, the Company sold a 51% interest in Agricredit-North America to a wholly-owned subsidiary of Rabobank. The Company retained a 49% interest in Agricredit-North America and now operates Agricredit-North America with Rabobank as a joint venture (the "Agricredit-North America Joint Venture"). The Company has similar joint venture arrangements with Rabobank with respect to its retail finance companies located in the United Kingdom, France, Germany, Spain and Brazil.

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

     Fendt Acquisition. In January 1997, the Company acquired the operations of Xaver Fendt GmbH & Co. KG ("Fendt") (the "Fendt Acquisition"). Fendt, which had 1996 sales of approximately $650.0 million, manufactures and distributes tractors through a network of independent agricultural cooperatives, dealers and distributors in Germany and throughout Europe and Australia. With this acquisition, AGCO has a leading market share in Germany and France, two of Europe's largest agricultural equipment markets, with one of the most technologically advanced line of tractors in the world. In December 1997, the Company sold Fendt's caravan and motor home business in order to focus on its core agricultural equipment business.

     Dronningborg Acquisition. In December 1997, the Company acquired the remaining 68% of Dronningborg Industries a/s (the "Dronningborg Acquisition"), which was the Company's supplier of combine harvesters sold under the Massey Ferguson brand name in Europe. The Company previously owned 32% of this combine manufacturer which developed and manufactured combine harvesters exclusively for AGCO. The Dronningborg Acquisition enabled the Company to achieve certain synergies within its worldwide combine manufacturing.

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

     Spra-Coupe and Willmar Acquisitions. In July 1998, the Company acquired the Spra-Coupe product line, a brand of agricultural self-propelled sprayers sold primarily in North America (the "Spra-Coupe Acquisition"). In October 1998, the Company acquired the Willmar product line, a brand of agricultural self-propelled sprayers, spreaders and loaders sold primarily in North America (the "Willmar Acquisition"). Spra-Coupe and Willmar had combined net sales of approximately $81.8 million in their respective full fiscal years preceding these acquisitions. The Spra-Coupe and Willmar Acquisitions expanded the Company's product offerings to include a full line of self-propelled sprayers.

PRODUCTS

  Tractors

     Tractors are vehicles used to pull farm implements, hay tools, forage equipment, ground engaging equipment and other farm equipment. The Company participates in three segments of the tractor market: the compact tractor segment, which includes tractors in the less than 40 horsepower range; the utility tractor segment, which includes tractors in the 40 to 100 horsepower range; and the high horsepower tractor segment, which includes tractors in excess of 100 horsepower.

     All compact tractors are sold under the Massey Ferguson brand name and are typically used on small farms and in specialty agricultural industries such as dairies and used in landscaping and residential areas. The Company offers a full range of tractors in the utility tractor category, including both two-wheel and all-wheel drive versions. The Company sells utility tractors under the Massey Ferguson, Fendt, AGCO Allis, White, Landini and Deutz brand names. The utility tractors are typically used on small and medium-sized farms and in specialty agricultural industries, such as orchards and vineyards. The Company also offers a full range of tractors in the high horsepower segment ranging primarily from 100 to 425 horsepower. High horsepower tractors are typically used on larger farms and on cattle ranches for hay production. The Company sells high horsepower tractors under the Massey Ferguson, Fendt, AGCO Allis, White, Landini, AGCOSTAR and Deutz brand names. Tractors accounted for approximately 64% of the Company's net sales in 1999 and 62% in both 1998 and 1997.

  Combines

     Combines are large, self-propelled machines used for the harvesting of crops, such as corn, wheat, soybeans and barley. The Company sells combines under the GLEANER, Massey Ferguson, Deutz, Fendt and AGCO Allis brand names. Depending on the market, GLEANER and Massey Ferguson combines are sold with conventional or rotary technology while the Deutz, Fendt and AGCO Allis combines utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for 7% of the Company's net sales in 1999 and 10% in both 1998 and 1997.

  Hay Tools and Forage Equipment, Sprayers, Implements and Other Products

     Hay tools are used to harvest and process hay crops for livestock feed. Hay tools perform a variety of functions, including mowing and conditioning, raking, tedding, baling and harvesting. Hay tools include self-propelled windrowers and tractor-powered mowers, which cut and condition hay crops for faster drying before baling; hay tedders and rakes, which are designed to reduce drying time and place hay crops in windrows; round balers, which harvest and roll windrowed hay into circular bales; square balers, which harvest and compress the windrowed hay into solid bales; and forage harvesters, which are used to cut standing corn crops or windrowed hay crops into silage. The Company sells hay and forage equipment primarily under the Hesston brand name and, to a lesser extent, the White-New Idea, Massey Ferguson and AGCO Allis brand names.

     Sprayers are used to apply materials such as fertilizers and crop protection chemicals to fields before or after crops have emerged. The Company offers under 500-gallon self-propelled agricultural sprayers under the Spra-Coupe brand name and 500 to 1,000 gallon self-propelled agricultural sprayers under the Willmar brand name.

     The Company also distributes a wide range of implements, planters and other equipment for its product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes tractor-pulled manure spreaders, which fertilize fields with controlled application of sludge or solid manure, and loaders, which are used for a variety of tasks including lifting and transporting hay crops. The Company sells implements, planters and other products under the Hesston, White-New Idea, Massey Ferguson, AGCO Allis, Tye, Farmhand, Glencoe, Deutz, Fendt and Willmar brand names. Hay tools and forage equipment, sprayers, implements and other products accounted for 10%, 11% and 12% of the Company's net sales in 1999, 1998 and 1997, respectively.

  Replacement Parts

     In addition to sales of new equipment, the replacement parts business is an important source of revenue and profitability for both the Company and its dealers. The Company sells replacement parts for products sold under all of its brand names, many of which are proprietary. These parts help keep farm equipment in use, including products no longer in production. Since most of the Company's products can be economically maintained with parts and service for a period of 10 to 20 years, each product which enters the marketplace provides the Company with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 19%, 17% and 16% of the Company's net sales in 1999, 1998 and 1997, respectively.

MARKETING AND DISTRIBUTION

     The Company distributes products primarily through a network of independent dealers and distributors. The Company's dealers are responsible for retail sales to the equipment's end user in addition to after-sales service and support of the equipment. The Company's distributors may sell the Company's products through a network of dealers supported by the distributor. Through the Company's acquisitions and dealer development activities, the Company has broadened its product line, expanded its dealer network and strengthened its geographic presence in Western Europe, North America, South America and the rest of the world. The Company's sales are not dependent on any specific dealer, distributor or group of dealers.

  Western Europe

     Fully assembled tractors and other equipment are marketed in most major Western European markets directly through a network of approximately 2,400 independent Massey Ferguson and Fendt dealer outlets and agricultural cooperatives in Western Europe. In addition, the Company sells through independent distributors and associates in certain markets in Western Europe, which distribute through approximately 800 Massey Ferguson and Fendt dealer outlets. In most cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for 56% of the Company's net sales in 1999 and 47% in both 1998 and 1997.

  North America

     The Company markets and distributes farm machinery equipment and replacement parts to farmers in North America through a network of dealers supporting approximately 6,200 dealer contracts. Each of the Company's approximately 2,600 independent dealers represents one or more of the Company's distribution lines or brand names. Dealers may also handle competitive and dissimilar lines of products. The Company intends to maintain the separate strengths and identities of its brand names and product lines. Sales in North America accounted for 25%, 32% and 30% of the Company's net sales in 1999, 1998 and 1997, respectively.

  South America

     The Company markets and distributes farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, the Company distributes products directly to approximately 350 independent dealers, primarily supporting either the Massey Ferguson, Deutz or AGCO Allis brand names. Outside of Brazil and Argentina, the Company sells its products in South America through independent distributors. In Brazil, federal laws are extremely protective of dealers and prohibit a manufacturer from selling any of its products in Brazil except through its dealer network. Additionally, each dealer has the exclusive right to sell its manufacturer's product in its designated territory and as a result, no dealer may represent more than one manufacturer. Sales in South America accounted for 8%, 11% and 10% of the Company's net sales 1999, 1998 and 1997, respectively.

  Rest of the World

     Outside Western Europe, North America and South America, the Company operates primarily through a network of approximately 2,100 independent Massey Ferguson and Fendt distributors and dealer outlets, as well as associates and licensees, marketing the Company's products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia, where the Company directly supports its dealer network, the Company utilizes independent distributors, associates and licensees to sell its products. These arrangements allow AGCO to benefit from local market expertise to establish strong market positions with limited investment. In some cases, AGCO also sells agricultural equipment directly to governmental agencies. The Company will continue to actively support the local production and distribution of Massey-licensed products by third party distributors, associates and licensees. Sales outside Western Europe, North America and South America accounted for 11%, 10% and 13% of the Company's net sales in 1999, 1998 and 1997, respectively.

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

WHOLESALE FINANCING

     Primarily in the United States and Canada, the Company engages in the standard industry practice of providing dealers with inventories of farm equipment for extended periods. The terms of the Company's wholesale finance agreements with its dealers vary by region and product line. In the United States and Canada, dealers are typically not required to make a down payment, and the Company effectively provides the dealer with the equipment interest-free for a period of one to twelve months, depending on the product.

Thereafter, dealers are charged interest at varying spreads over the prime rate. The Company also provides financing to dealers on used equipment accepted in trade. The Company retains a security interest in all new and used equipment it finances.

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

RETAIL FINANCING

     Through its retail financing joint ventures located in North America, the United Kingdom, France, Germany, Spain and Brazil, the Company provides a competitive and dedicated financing source to the end users of the Company's products as well as equipment produced by other manufacturers. These retail finance companies are owned 49% by the Company and 51% by a wholly-owned subsidiary of Rabobank. Retail finance programs can be tailored to prevailing market conditions and can enhance the Company's sales efforts.

MANUFACTURING AND SUPPLIERS

  Manufacturing and Assembly

     The Company has consolidated the manufacture of its products in locations where capacity, technology or local costs are optimized. Furthermore, the Company continues to balance its manufacturing resources with externally sourced machinery, components and replacement parts to enable the Company to better control inventory and supply of components. The Company believes that its manufacturing facilities are sufficient to meet its needs for the foreseeable future.

  Western Europe

     The Company's manufacturing operations in Western Europe are performed in tractor manufacturing facilities located in Coventry, England; Beauvais, France and Marktoberdorf, Germany and a combine manufacturing facility in Randers, Denmark. The Coventry facility produces tractors marketed under the Massey Ferguson, AGCO Allis and White brand names ranging from 38 to 110 horsepower that are sold worldwide in fully-assembled form or as CKD kits for final assembly by licensees and associates. The Beauvais facility produces 70 to 225 horsepower tractors marketed under the Massey Ferguson, AGCO Allis and White brand names. The Marktoberdorf facility produces 50 to 260 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson and Fendt brand names. The Company also assembles forklifts for sale to third parties and manufactures hydraulics for its Fendt tractors and for sale to third parties in its Kempten, Germany facility, and assembles cabs for its Fendt tractors in Baumenheim, Germany. The Company also has a joint venture with Renault Agriculture S.A. ("Renault"), for the manufacture of driveline assemblies for high horsepower AGCO and Renault tractors at the Company's facility in Beauvais (the "GIMA Joint Venture"). By sharing overhead and engineering costs, the GIMA Joint Venture has resulted in a decrease in the cost of these components.

  North America

     The Company manufactures and assembles GLEANER and Massey Ferguson rotary and conventional combines and combine heads at its Independence, Missouri facility. In Willmar, Minnesota, the Company manufactures self-propelled sprayers marketed under the Spra-Coupe and Willmar brand names, wheeled loaders marketed under the Massey Ferguson and Willmar brand names and dry fertilizer spreaders marketed under the Willmar brand name. As part of the HFI joint venture, the Company produces Hesston, White-New Idea and Massey Ferguson hay tools and forage equipment in Hesston, Kansas. The Company also maintains a facility in Queretaro, Mexico where tractors are assembled for distribution in the Mexican market.

     In the fourth quarter of 1999, the Company announced the permanent closure of its Coldwater, Ohio and Lockney, Texas manufacturing facilities. The majority of the production in these facilities will be relocated to existing AGCO facilities or outsourced to third parties. Specifically, the Company will move production of its White-New Idea line of planters, hay tools and forage equipment and implements to the HFI facility. The Farmhand loader production and the Glencoe tillage equipment production will be outsourced to third party manufacturers. In addition the Company will integrate its AGCO Allis, White and Massey Ferguson brands of high horsepower tractors, previously produced in Coldwater, Ohio, into the common platform tractor production currently in place at its Beauvais, France facility. The Company also will move production of its drill planters and tillage equipment marketed under the Tye brand name, previously manufactured in Lockney, Texas, to the HFI facility.

  South America

     The Company's manufacturing operations in South America are located in Brazil and Argentina. In Brazil, the Company manufactures and assembles Massey Ferguson tractors, ranging from 50 to 173 horsepower, and industrial loader-backhoes at its facility in Canoas, Rio Grande do Sul. The Company also manufactures conventional combines marketed under the Massey Ferguson, Deutz and AGCO Allis brand names in Santa Rosa, Rio Grande do Sul. In February 1999, the Company sold its Haedo, Argentina plant which manufactured Deutz branded tractors, ranging from 60 to 190 horsepower, engine components and light duty trucks. The Company plans to relocate its Deutz tractor production, currently in Haedo under an outsourcing agreement, to its Canoas, Brazil facility in the future. The Argentina Engine Joint Venture manufactures diesel engines, for the Company's equipment and for sale to third parties, at a facility in San Luis, Argentina, which is owned by the joint venture.

  Third-Party Suppliers

     The Company believes that managing the level of its company and dealer inventory is critical to maintaining favorable pricing for its products. Unlike many of its competitors, the Company externally sources many of its products, components and replacement parts. This horizontal production strategy minimizes the Company's capital investment requirements and allows greater flexibility to respond to changes in market conditions.

     The Company purchases certain products it distributes from third party suppliers. The Company purchases standard and specialty tractors from Landini S.p.A. ("Landini") and distributes these tractors under the Landini brand name in the United States and Canada and purchases specialty tractors under the Massey Ferguson brand name for distribution in Western Europe and North America. In addition, certain Massey Ferguson tractor models are purchased from a licensee in Turkey and from Iseki & Company, Limited, a Japanese manufacturer. The Company also purchases certain other tractors, implements and hay and forage equipment from various third-party suppliers.

     In addition to the purchase of machinery, significant components used in the Company's manufacturing operations, such as engines, are supplied by third-party companies. The Company selects third-party suppliers, which it believes have the lowest cost, highest quality and most appropriate technology. The Company also assists in the development of these products or component parts based upon its own design requirements. The Company's past experience with outside suppliers has been favorable. Although the Company is currently dependent upon outside suppliers for several of its products, the Company believes that, if necessary, alternative sources of supply could be identified.

SEASONALITY

     Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, the Company attempts to ship products to its dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on its manufacturing operations and to minimize its investment in inventory. The Company's financing requirements are subject to variations due to seasonal changes in working capital levels, which typically build in the first half of the year and then reduce in the second half of the year.

COMPETITION

     The agricultural industry is highly competitive. During the 1980s, the industry experienced significant consolidation and retrenchment. The Company competes with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. The Company's principal competitors on a worldwide basis are CNH Global N.V. and Deere & Company. In certain Western European and South American countries, regional competitors exist, which have significant market share in a single country or a group of countries.

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

ENGINEERING AND RESEARCH

     The Company makes significant expenditures for engineering and applied research to improve the quality and performance of its products and to develop new products. The Company expended approximately $44.6 million (1.8% of net sales), $56.1 million (1.9% of net sales) and $54.1 million (1.7% of net sales) in 1999, 1998 and 1997, respectively, on engineering and research.

PATENTS AND TRADEMARKS, TRADE NAMES AND BRAND NAMES

     The Company owns and has licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to its products and businesses. The Company defends its patent, trademark and trade and brand name rights primarily by monitoring competitors' machines, industry publications and conducting other investigative work. The Company considers its intellectual property rights, including its rights to use the AGCO, AGCO Allis, Massey Ferguson, Fendt, GLEANER, White, Hesston, New Idea, Landini (North America), AGCOSTAR, Tye, Farmhand, Glencoe, Willmar, Spra-Coupe and Deutz (South America) trade and brand names, important in the operation of its businesses; however, the Company does not believe it is dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. AGCO, GLEANER, Hesston, Massey Ferguson, AGCOSTAR, New Idea, Tye, Farmhand, Glencoe, Spra-Coupe and Willmar are registered trademarks of the Company. In addition, Fendt is a registered trademark in Germany, and the Company has a pending trademark registration for the Fendt brand name in the U.S. and Canada.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 9,300 employees, including approximately 1,900 employees in the United States and Canada. A majority of the Company's employees at its manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with expiration dates ranging from 2000 to 2002. The contract with the labor union at the Company's Independence production facility was extended through May 12, 2001. The contract with the labor union at the Company's Willmar production facility expires May 31, 2000 at which time it will be renegotiated. The Company is currently in negotiations with labor unions in the UK relating to the renewal of their collective bargaining agreements which are renegotiable from April 1, 2000. German national negotiations are due for renewal from March 1, 2000. In addition, agreements effective for twelve months from January 1, 2000 have been signed in France, and the national agreement in Denmark is effective until March 1, 2004.

ENVIRONMENTAL MATTERS AND OTHER GOVERNMENT REGULATION

     The Company is subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of waste water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and the effects that they may have on the Company in the future are impossible to predict with accuracy. The Company has been made aware of possible solvent contamination at the HFI facility in Hesston, Kansas. The extent of any possible contamination is being investigated in conjunction with the appropriate state authorities. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, and the Company believes that any expense or liability it may incur in connection with any noncompliance with any such law or regulation or the cleanup of any of its properties will not have a material adverse effect on the Company. The Company believes it is in compliance, in all material respects, with all applicable laws and regulations.

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

FINANCIAL INFORMATION ON GEOGRAPHICAL AREAS

     For financial information on geographic areas, see pages 43 and 44 of the Annual Report to Stockholders for the year ended December 31, 1999, which information is incorporated herein by reference.

FORWARD LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under the "Outlook," "Liquidity and Capital Resources," "Nonrecurring Expenses," "Year 2000," and "Euro Currency" headings. Forward looking statements include the Company's expectations with respect to future commodity prices, export demand for commodities, farm income, demand for agricultural equipment, production levels, the impact of cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchange rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties including the Year 2000 readiness, changes in environmental, international trade and other laws and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

ITEM 2.  PROPERTIES

     The principal properties of the Company as of December 31, 1999 are as follows:

                                                                              LEASED       OWNED
              LOCATION                       DESCRIPTION PROPERTY            (SQ. FT.)   (SQ. FT.)
              --------                -----------------------------------    ---------   ---------
North America:
  Duluth, Georgia...................  Corporate Headquarters                  125,000
  Coldwater, Ohio (A)...............  Manufacturing                                      1,490,000
  Hesston, Kansas (B)...............  Manufacturing                                      1,115,000
  Independence, Missouri............  Manufacturing                                        450,000
  Lockney, Texas (A)................  Manufacturing                           190,000
  Queretaro, Mexico.................  Manufacturing                                         13,500
  Willmar, Minnesota................  Manufacturing                                        223,400
  Kansas City, Missouri.............  Warehouse                               425,000
  Batavia, Illinois.................  Parts Distribution                      310,200
International:
  Coventry, United Kingdom..........  Regional Headquarters/Manufacturing                4,135,150
  Beauvais, France (C)..............  Manufacturing                                      3,740,000
  Marktoberdorf, Germany............  Manufacturing                                      2,411,000
  Baumenheim, Germany...............  Manufacturing                                      1,890,000
  Kempten, Germany..................  Manufacturing                                        582,000
  Randers, Denmark..................  Manufacturing                                        683,000
  Haedo, Argentina..................  Parts Distribution/Sales Office          32,366
  Noetinger, Argentina (A)..........  Manufacturing                                        152,820
  San Luis, Argentina (D)...........  Manufacturing                                         57,860
  Canoas, Rio Grande do Sul,
     Brazil.........................  Regional Headquarters/Manufacturing                  452,400
  Santa Rosa, Rio Grande do Sul,
     Brazil.........................  Manufacturing                                        297,100
  Ennery, France....................  Parts Distribution                                   269,100
  Sunshine, Victoria, Australia.....  Regional Headquarters                                 37,200
  Tottenham, Victoria, Australia....  Parts Distribution                                   179,960
  Stoneleigh, United Kingdom........  Training Facility/Office                 44,000

---------------

(A) In December 1999, the Company announced that it would close its production facilities in Coldwater, Ohio, Lockney, Texas and Noetinger, Argentina.
(B) Owned by HFI, a joint venture in which the Company has a 50% interest.
(C) Includes the GIMA Joint Venture, in which the Company has a 50% interest.
(D) Owned by the Argentina Engine Joint Venture, in which the Company has a 50% interest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The dividend and market price information under the heading "Trading and Dividend Information" on page 18 of the Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM. 6.  SELECTED FINANCIAL DATA

     The information under the heading "Selected Financial Data" for the years ended December 31, 1995 through 1999 on page 18 of the Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 26 of the Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading "Foreign Currency Risk Management" and "Interest Rates" in "Management's Discussion and Analysis and Results of Operations" on pages 25 and 26 of the Annual Report to Stockholders and in Footnote 1 -- "Financial Instruments" of the Notes to Consolidated Financial Statements on page 35 of the Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant and its subsidiaries included on pages 27 through 31 of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference:

     Report of Independent Public Accountants.

     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Balance Sheets as of December 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

     The information under the heading "Quarterly Results" on page 23 of the Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information under the heading "Election of Directors" and the information under the heading "Directors Continuing in Office" on pages 2 and 3 and page 3, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 is incorporated herein by reference for information on the directors of the Registrant. The information under the heading "Executive Officers" on pages 20 and 21 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 is incorporated herein by reference for information on the executive officers of the Registrant. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the heading "Board of Directors and Certain Committees of the Board," the information under the heading "Compensation Committee Interlocks and Insider Participation" and the information under the heading "Executive Compensation" on pages 4 and 5, page 5, and pages 12 through 14, respectively, of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Principal Holders of Common Stock" on pages 10 and 11 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Relationships and Related Transactions" on page 21 of the Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following consolidated financial statements of AGCO Corporation and its subsidiaries, included in the Annual Report of the registrant to its stockholders for the year ended December 31, 1999, are incorporated by reference in Part II, Item 8:

     Report of Independent Public Accountants.

     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Balance Sheets at December 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

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

     (a) 3. The following exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1      --   Certificate of Incorporation of the Registrant incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
 3.2      --   By-Laws of the Registrant incorporated by reference to the
               Company's Annual Report on From 10-K for the year ended
               December 31, 1997.
 4.1      --   Rights Agreement, as amended, between and among AGCO
               Corporation and SunTrust Bank, as rights agent, dated as of
               April 27, 1994 incorporated by reference to the Company's
               quarterly report on Form 10-Q for the quarter ended March
               31, 1994 and the Company's Form 8-A/A dated August 8, 1999.
 4.2      --   Indenture between AGCO Corporation and SunTrust Bank, as
               Trustee, dated as of March 20, 1996, incorporated by
               reference to the Company's Annual Report on Form 10-K for
               the year ended December 31, 1995.
10.1      --   1991 Stock Option Plan, as amended, incorporated by
               reference to the Company's annual report on 10-K for the
               year ended December 31, 1998.
10.2      --   Form of Stock Option Agreements (Statutory and Nonstatutory)
               Incorporated by reference to the Company's Registration
               Statement on Form S-1 (No. 33-43437) dated April 16, 1992.*
10.3      --   Amended and Restated Long-Term Incentive Plan incorporated by Reference to the Company's Annual Report on Form 10-K for
               the Year ended December 31, 1997.*
10.4      --   Nonemployee Director Stock Incentive Plan, as amended
               Incorporated by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997.*
10.5      --   Management Incentive Compensation Plan incorporated by
               Reference to the Company's Annual Report on Form 10-K for
               the Year ended December 31, 1995.*
10.6      --   Second Amended and Restated Credit Agreement dated as of
               March 12, 1999 among AGCO Corporation and certain of its
               affiliates and various lenders, incorporated by reference to the Company's annual report for the year ended December 31,
               1998.
10.7      --   Employment and Severance Agreement by and between AGCO
               Corporation and Robert J. Ratliff incorporated by reference to The Company's Annual Report on Form 10-K for the year
               ended December 31, 1995.*
10.8      --   Employment and Severance Agreement by and between AGCO
               Corporation and John M. Shumejda incorporated by reference to The Company's Annual Report on Form 10-K for the year
               ended December 31, 1995.*
10.9      --   Employment and Severance Agreement by and between AGCO
               Corporation and James M. Seaver.*
10.10     --   Employment and Severance Agreement by and between AGCO
               Corporation and Edward R. Swingle.*
10.11     --   Employment and Severance Agreement by and between AGCO
               Corporation and Chris E. Perkins.*

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.12     --   Receivables Purchase Agreement dated as of January 27, 2000 among AGCO Corporation, AGCO Funding Corporation and
               Cooperative Centrale Raiffeisen-Boerenleenbank B.A., as
               administrative agent.
12.0      --   Statement re: Computation of Earnings to Combined Fixed
               Charges.
13.0      --   Portions of the AGCO Corporation Annual Report to
               Stockholders for the year ended December 31, 1999 expressly incorporated herein by reference.
21.0      --   Subsidiaries of the Registrant.
23.0      --   Consent of Arthur Andersen LLP, independent public
               accountants.
24.0      --   Power of Attorney
27.1      --   Financial Data Schedule -- December 31, 1999 (filed for SEC reporting purposes only).

---------------

* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AGCO Corporation

                                          By:     /s/ JOHN M. SHUMEJDA
                                            ------------------------------------
                                                      John M. Shumejda
                                               President and Chief Executive
                                                           Officer

Dated: March 28, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 ROBERT J. RATLIFF*                    Chairman of the Board            March 28, 2000
-----------------------------------------------------
                  Robert J. Ratliff

                /s/ JOHN M. SHUMEJDA                   President and Chief Executive    March 28, 2000
-----------------------------------------------------    Officer, Director
                  John M. Shumejda

               /s/ PATRICK S. SHANNON                  Vice President and Chief         March 28, 2000
-----------------------------------------------------    Financial
                 Patrick S. Shannon                      Officer (Principal
                                                         Financial Officer and
                                                         Principal
                                                         Accounting Officer)

                 HENRY J. CLAYCAMP*                    Director                         March 28, 2000
-----------------------------------------------------
                  Henry J. Claycamp

                   WOLFGANG DEML*                      Director                         March 28, 2000
-----------------------------------------------------
                    Wolfgang Deml

                  WILLIAM H. FIKE*                     Director                         March 28, 2000
-----------------------------------------------------
                   William H. Fike

                GERALD B. JOHANNESON*                  Director                         March 28, 2000
-----------------------------------------------------
                Gerald B. Johanneson

                 ANTHONY D. LOEHNIS*                   Director                         March 28, 2000
-----------------------------------------------------
                 Anthony D. Loehnis

               HAMILTON ROBINSON, JR.*                 Director                         March 28, 2000
-----------------------------------------------------
               Hamilton Robinson, Jr.

                   WOLFGANG SAUER*                     Director                         March 28, 2000
-----------------------------------------------------
                   Wolfgang Sauer

             *By: /s/ PATRICK S. SHANNON
  ------------------------------------------------
                 Patrick S. Shannon
                  Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(A)(2)

                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To AGCO Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of AGCO CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 1, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II -- Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 1, 2000

                                                                     SCHEDULE II

                       AGCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                      ADDITIONS
                                                                ---------------------
                                                                CHARGED     CHARGED
                                      BALANCE AT                TO COSTS   (CREDITED)                 BALANCE
                                      BEGINNING     ACQUIRED      AND       TO OTHER                  AT END
DESCRIPTION                           OF PERIOD    BUSINESSES   EXPENSES    ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                           ----------   ----------   --------   ----------   ----------   ---------
Year ended December 31, 1999
  Allowances for sales incentive
     discounts and doubtful
     receivables....................    $107.8        $ --       $ 84.1        $--       $ (95.3)     $ 96.6
                                        ======        ====       ======        ==        =======      ======
Year ended December 31, 1998
  Allowances for sales incentive
     discounts and doubtful
     receivables....................    $ 97.2        $2.0       $118.7        $--       $(110.1)     $107.8
                                        ======        ====       ======        ==        =======      ======
Year ended December 31, 1997
  Allowances for sales incentive
     discounts and doubtful
     receivables....................    $ 75.8        $4.1       $116.1        $--       $ (98.8)     $ 97.2
                                        ======        ====       ======        ==        =======      ======

                                                                      ADDITIONS
                                                                ---------------------
                                                                CHARGED     CHARGED
                                      BALANCE AT                TO COSTS   (CREDITED)                 BALANCE
                                      BEGINNING     ACQUIRED      AND       TO OTHER                  AT END
DESCRIPTION                           OF PERIOD    BUSINESSES   EXPENSES    ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                           ----------   ----------   --------   ----------   ----------   ---------
Year ended December 31, 1999
  Accruals of severance, relocation
     and other integration costs....    $ 35.0        $ --       $  9.6(a)     $--       $ (22.4)     $ 22.2
                                        ======        ====       ======        ==        =======      ======
Year ended December 31, 1998
  Accruals of severance, relocation
     and other integration costs....    $ 12.4        $6.5       $ 32.8(b)     $--       $ (16.7)     $ 35.0
                                        ======        ====       ======        ==        =======      ======
Year ended December 31, 1997
  Accruals of severance, relocation
     and other integration costs....    $  4.7        $6.5       $ 18.2        $--       $ (17.0)     $ 12.4
                                        ======        ====       ======        ==        =======      ======

---------------

(a) Excludes nonrecurring expenses related to the writedown of property, plant and equipment of $14.9 million.
(b) Excludes nonrecurring expenses related to pension and postretirement benefit expenses of $7.2 million.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION                           PAGE
-------                               -----------                           ----
  3.1     --  Certificate of Incorporation of Registrant.                    *
  3.2     --  By-Laws of the Registrant.                                     *
  4.1     --  Rights Agreement between and among AGCO Corporation and        *
              Chemical Bank.
  4.2     --  Indenture between AGCO Corporation and SunTrust Bank, as       *
              Trustee.
 10.1     --  1991 Stock Option Plan, as amended.                            *
 10.2     --  Form of Stock Option Agreements (Statutory and                 *
              Nonstatutory).
 10.3     --  Amended and Restated Long-Term Incentive Plan.                 *
 10.4     --  Nonemployee Director Stock Incentive Plan, as amended.         *
 10.5     --  Management Incentive Compensation Plan.
 10.6     --  Second Amended and Restated Credit Agreement dated as of       *
              January 14, 1997, among AGCO Corporation and certain of its affiliates and various lenders, incorporated by reference to the Company's annual report for the year ended December 31,
              1998.
 10.7     --  Employment and Severance Agreement by and between AGCO         *
              Corporation and Robert J. Ratliff.
 10.8     --  Employment and Severance Agreement by and between AGCO         *
              Corporation and John M. Shumejda.
 10.9     --  Employment and Severance Agreement by and between AGCO        --
              Corporation and James M. Seaver.
 10.10    --  Employment and Severance Agreement by and between AGCO        --
              Corporation and Edward R. Swingle
 10.11    --  Employment and Severance Agreement by and between AGCO
              Corporation and Chris E. Perkins.
 10.12    --  Receivables Purchase Agreement dated as of January 27, 2000   --
              among AGCO Corporation, AGCO Funding Corporation and
              Cooperative Centrale Raiffeisen-Boerenleenbank B.A., as
              administrative agent.
 12.0     --  Statement re: Computation of Earnings to Combined Fixed       --
              Charges.
 13.0     --  Portions of the AGCO Corporation Annual Report to             --
              Stockholders for the year ended December 31, 1999.
 21.0     --  Subsidiaries of the Registrant.                               --
 23.0     --  Consent of Arthur Andersen LLP, independent public            --
              accountants.
 27.1     --  Financial Data Schedule -- December 31, 1999 (filed for SEC   --
              reporting purposes only)

---------------

     * Incorporated herein by reference