Form 10-Q
period 2000-03-31
AGCO CORP /DE
filed 2000-05-15
CIK 880266

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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

     Common stock par value $.01 per share: 59,587,761 shares outstanding as of March 31, 2000.

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION:
                                                                          Page
                                                                        Numbers
                                                                        --------

    Item 1.   Financial Statements

              Condensed Consolidated Balance
              Sheets - March 31, 2000 and
              December 31, 1999................................................3

              Condensed Consolidated Statements
              of Income for the Three Months
              Ended March 31, 2000 and 1999....................................4

              Condensed Consolidated Statements
              of Cash Flows for the Three Months
              Ended March 31, 2000 and 1999....................................5

              Notes to Condensed Consolidated
              Financial Statements.............................................6

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations...................................................11

    Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk...............................................17

PART II.  OTHER INFORMATION:

    Item 6.   Exhibits and Reports on Form 8-K................................18

SIGNATURES....................................................................19



                        AGCO CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in millions, except share data)

                                                                                     March 31,             December 31,
                                                                                       2000                    1999
                                                                                  -----------------    -----------------
                                                                                    (Unaudited)

ASSETS
Current Assets:

      Cash and cash equivalents.................................................    $     10.4           $     19.6
      Accounts and notes receivable, net........................................         598.3                758.2
      Inventories, net..........................................................         596.9                561.1
      Other current assets......................................................          82.9                 77.2
                                                                                  -----------------    -----------------
         Total current assets...................................................       1,288.5              1,416.1
Property, plant and equipment, net..............................................         299.2                310.8
Investment in affiliates........................................................          96.7                 93.6
Other assets....................................................................         152.7                140.1
Intangible assets, net..........................................................         306.2                312.6
                                                                                  -----------------    -----------------
         Total assets...........................................................    $  2,143.3           $  2,273.2
                                                                                  =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Accounts payable..........................................................    $    258.1           $    244.2
      Accrued expenses..........................................................         389.4                408.2
      Other current liabilities.................................................          37.2                 29.8
                                                                                  -----------------    -----------------
         Total current liabilities..............................................         684.7                682.2
Long-term debt..................................................................         587.1                691.7
Postretirement health care benefits.............................................          25.7                 25.4
Other noncurrent liabilities....................................................          43.8                 44.8
                                                                                  -----------------    -----------------
         Total liabilities......................................................       1,341.3              1,444.1
                                                                                  -----------------    -----------------

Stockholders' Equity:
      Common stock: $0.01 per value, 150,000,000 shares authorized,
         59,587,761 and 59,579,559 shares issued and outstanding
         at March 31, 2000 and December 31, 1999, respectively..................           0.6                  0.6
      Additional paid-in capital................................................         427.7                427.7
      Retained earnings.........................................................         610.6                621.9
      Unearned compensation.....................................................          (3.6)                (5.1)
      Accumulated other comprehensive income....................................        (233.3)              (216.0)
                                                                                  -----------------    -----------------
         Total stockholders' equity.............................................         802.0                829.1
                                                                                  -----------------    -----------------
         Total liabilities and stockholders' equity.............................    $  2,143.3           $  2,273.2
                                                                                  =================    =================

     See accompanying notes to condensed consolidated financial statements.


                        AGCO CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (unaudited and in millions, except per share data)

                                                                                     Three Months Ended March 31,
                                                                                ----------------------------------------
                                                                                     2000                    1999
                                                                                ----------------       -----------------

Net sales.......................................................................  $    529.8             $    561.6
Cost of goods sold..............................................................       452.7                  482.6
                                                                                ----------------       -----------------
     Gross profit...............................................................        77.1                   79.0

Selling, general and administrative expenses....................................        58.4                   57.9
Engineering expenses............................................................        10.5                   11.8
Nonrecurring expenses...........................................................         1.9                    --
                                                                                ----------------       -----------------

     Income from operations.....................................................         6.3                    9.3

Interest and financing expense, net.............................................        20.5                   16.5
Other expense, net..............................................................         7.5                    8.5
                                                                                ----------------       -----------------

Loss before income taxes and equity in net earnings
    of affiliates...............................................................       (21.7)                 (15.7)

Income tax benefit..............................................................        (8.7)                  (5.8)
                                                                                ----------------       -----------------

Loss before equity in net earnings of affiliates................................       (13.0)                  (9.9)

Equity in net earnings of affiliates............................................         2.3                    2.7
                                                                                ----------------       -----------------

Net loss........................................................................  $    (10.7)            $     (7.2)
                                                                                ================       =================

Net loss per common share:

     Basic......................................................................  $    (0.18)            $    (0.12)
                                                                                ================       =================
     Diluted....................................................................  $    (0.18)            $    (0.12)
                                                                                ================       =================

Weighted average number of common and common equivalent shares outstanding:

     Basic......................................................................        58.9                   58.5
                                                                                ================       =================
     Diluted....................................................................        58.9                   58.5
                                                                                ================       =================

Dividends declared per common share.............................................  $     0.01             $     0.01
                                                                                ================       =================

     See accompanying notes to condensed consolidated financial statements.


                        AGCO CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited and in millions)

                                                                                    Three Months Ended March 31,
                                                                                 --------------------------------------
                                                                                      2000                  1999
                                                                                 ----------------      ----------------
Cash flows from operating activities:

      Net loss..................................................................   $    (10.7)           $     (7.2)
                                                                                 ----------------      ----------------
      Adjustments  to  reconcile  net loss to net cash  provided  by (used  for)
      operating activities:

          Depreciation and amortization.........................................         13.7                  14.5
          Amortization of intangibles...........................................          3.8                   3.7
          Amortization of unearned compensation.................................          1.5                   1.8
          Equity in net earnings of affiliates,
             net of cash received...............................................         (2.3)                 (2.7)
          Deferred income tax benefit...........................................        (14.8)                 (2.7)
          Changes in operating assets and liabilities, net of effects from purchase/sale of businesses:
             Accounts and notes receivable, net.................................        142.2                 (22.6)
             Inventories, net...................................................        (46.5)                (42.2)
             Other current and noncurrent assets................................         (7.1)                (20.0)
             Accounts payable...................................................         20.4                  (8.8)
             Accrued expenses...................................................        (16.0)                (43.2)
             Other current and noncurrent liabilities...........................          8.0                  (9.1)
                                                                                 ----------------      ----------------
               Total adjustments................................................        102.9                (131.3)
                                                                                 ----------------      ----------------
               Net cash provided by (used for) operating activities.............         92.2                (138.5)
                                                                                 ----------------      ----------------
Cash flows from investing activities:

          Purchase of property, plant and equipment.............................         (7.5)                 (6.9)
          Investment in unconsolidated affiliates...............................         (1.2)                   --
                                                                                 ----------------      ----------------
               Net cash used for investing activities...........................         (8.7)                 (6.9)
                                                                                 ----------------      ----------------
Cash flows from financing activities:

          Proceeds from (repayments of) long-term debt, net.....................        (93.4)                153.4
          Dividends paid on common stock........................................         (0.6)                 (0.6)
                                                                                 ----------------      ----------------
               Net cash provided by (used for) financing activities.............        (94.0)                152.8
                                                                                 ----------------      ----------------
          Effect of exchange rate changes on cash and cash equivalents..........          1.3                  (2.3)
                                                                                 ----------------      ----------------
          Increase (decrease) in cash and cash equivalents......................         (9.2)                  5.1
          Cash and cash equivalents, beginning of period........................         19.6                  15.9
                                                                                 ----------------      ----------------
          Cash and cash equivalents, end of period..............................   $     10.4            $     21.0
                                                                                 ================      ================

     See accompanying notes to condensed consolidated financial statements.

                                       5

                        AGCO CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year.

2.       NONRECURRING EXPENSES

         In the fourth quarter of 1999, the Company announced its plan to close its Coldwater, Ohio; Lockney, Texas; and Noetinger, Argentina manufacturing facilities. The majority of production in these facilities will be relocated to existing Company facilities or outsourced to third parties. The Coldwater, Ohio facility was permanently closed in 1999 and the Lockney, Texas and Noetinger, Argentina are planned to close in 2000. In the fourth quarter of 1999, the Company recorded nonrecurring expenses of $24.5 million related to employee severance and other costs associated with the closure of these facilities. In the first quarter of 2000, the Company recorded additional nonrecurring expenses of $1.9 million related to employee severance, facility closure costs and other production transition costs. The components of the nonrecurring expenses are summarized in the following table (in millions):

                                                   1999                 2000                                Reserve Balance
                                               Nonrecurring         Nonrecurring          Expenses            at March 31,
                                                  Expense              Expense            Incurred                2000
                                          -----------------    -----------------    -----------------     -----------------
    Employee severance................        $    1.9             $    0.6             $    1.1              $    1.4
    Facility closure costs............             7.7                  0.7                  3.0                   5.4
    Write-down of property plant
     and equipment..................              14.9                   --                 14.9                    --
    Production transition costs.......              --                  0.6                  0.6                    --
                                          -----------------    -----------------    -----------------     -----------------
                                              $   24.5             $    1.9             $   19.6              $    6.8
                                          =================    =================    =================     =================

         The severance costs relate to the termination of approximately 680 employees in the Coldwater, Ohio; Lockney, Texas; and Noetinger, Argentina facilities of which approximately 540 employees had been terminated as of March 31, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations cease in addition to noncancelable operating lease obligations. The production transition costs include costs to integrate production into other existing AGCO facilities.

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 2000 and December 31, 1999 (in millions):

                                                                    March 31,           December 31,
                                                                       2000                 1999
                                                               -----------------    -----------------
        Revolving credit facility..............................  $     330.5          $     431.4
        Senior subordinated notes..............................        248.5                248.5
        Other long-term debt...................................          8.1                 11.8
                                                               -----------------    -----------------

                                                                 $     587.1          $     691.7
                                                               =================    =================

         In January 2000, the Company entered into a $250 million asset backed securitization facility whereby certain U.S. wholesale accounts receivable are sold through a wholly-owned special purpose subsidiary to a third party (the "Securitization Facility"). Funding under the Securitization Facility is provided on a revolving basis and is dependent upon the level of U.S. dealer wholesale receivables eligible to be sold under the facility. The Company initially funded $200 million under the Securitization Facility which was used to reduce outstanding borrowings under the Company's revolving credit facility. The $1.0 billion lending commitment under the revolving credit facility was permanently reduced by the $200 million initial proceeds received from the Securitization Facility and will be further reduced by any additional funding received under the Securitization Facility. In conjunction with the closing of the securitization transaction, the Company recorded an initial one-time loss in the first quarter of 2000 on the sale of the receivables of approximately $8 million, or $0.08 per share. The initial loss, included as a component of interest and financing expense, net, represents the difference between the current and future value of the receivables sold, related transaction expenses and the write-off of certain unamortized debt issuance costs due to the reduction in the lending commitment of the revolving credit facility.

         The Company's revolving credit facility allows for borrowings up to $800 million. As of March 31, 2000, $330.5 million was outstanding under the revolving credit facility and available borrowings were $469.5 million, subject to receivable and inventory borrowing base requirements.

         The components of interest and financing expense, net are as follows:

                                                                   March 31,             March 31,
                                                                     2000                  1999
                                                               -----------------    -----------------
        Interest expense, net................................. $    10.5            $    16.5
        Loss on sale of accounts receivable...................      10.0                  --
                                                               -----------------    -----------------

                                                               $    20.5            $    16.5
                                                               =================    =================

         The loss on sale of accounts receivable of $10.0 million includes a one-time loss of $8.0 million recorded in conjunction with the closing and initial funding of the Securitization Facility as discussed above and $2.0 million related to subsequent sales of receivables provided on an ongoing revolving basis under the Securitization Facility.

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

         A reconciliation of net loss and the weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share for the three months ended March 31, 2000 and 1999 is as follows (in millions, except per share data):

                                                                                       Three Months Ended
                                                                                             March 31
                                                                                 ---------------------------------
                                                                                      2000               1999
                                                                                 ---------------    ---------------
Basic Earnings Per Share

Weighted average number of common shares outstanding ........................           58.9               58.5
                                                                                 ===============    ===============
Net loss.....................................................................      $   (10.7)         $    (7.2)
                                                                                 ===============    ===============
Net loss per common share....................................................      $   (0.18)         $   (0.12)
                                                                                 ===============    ===============

Diluted Earnings Per Share

Weighted average number of common shares outstanding.........................           58.9               58.5
Assumed vesting of restricted stock..........................................           --                 --

Weighted average number of common and common equivalent
    shares outstanding.......................................................           58.9               58.5
                                                                                 ===============    ==============
Net loss.....................................................................      $   (10.7)         $    (7.2)
                                                                                 ===============    ===============
Net loss per common share....................................................      $   (0.18)         $   (0.12)
                                                                                 ===============    ===============


5.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at March 31, 2000 and December 31, 1999 were as follows (in millions):

                                                                   March 31,            March 31,
                                                                     2000                 1999
                                                              ------------------    -----------------
   Finished goods...........................................      $   277.4             $   248.4
   Repair and replacement parts.............................          234.2                 229.3
   Work in process, production parts and raw materials......          153.8                 154.6
                                                              ------------------    -----------------
          Gross inventories.................................          665.4                 632.3
   Allowance for surplus and obsolete inventories...........          (68.5)                (71.2)
                                                              ------------------    -----------------
          Inventories, net..................................      $   596.9             $   561.1
                                                              ==================    =================


6.       COMPREHENSIVE INCOME

         The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was as follows (in millions):

                                                  Three Months Ended
                                                        March 31
                                           -------------------------------------
                                                 2000                 1999
                                           ----------------    -----------------
Net loss...................................    $  (10.7)           $   (7.2)
Other comprehensive income (loss):
  Foreign currency translation adjustments.       (17.3)             (108.3)
                                           ----------------    -----------------

Total comprehensive income (loss)..........    $  (28.0)           $ (115.5)
                                           ================    =================


7.       SEGMENT REPORTING

         The Company has four geographic reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2000 and 1999 are as follows (in millions):


                                 North           South            Europe/Africa/
                                America         America             Middle East       Asia/Pacific       Consolidated
                            --------------   ----------------    ---------------    ---------------    ----------------

2000
Net sales                     $   138.7         $    47.2           $   318.4          $    25.5          $   529.8
Income (loss) from operations     (10.7)             (1.2)               18.0                3.7                9.8

1999
Net sales                     $   141.1         $    49.3           $   350.6          $    20.6          $   561.6
Income (loss) from operations      (7.2)             (1.5)               18.4                2.1               11.8


         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                       Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                      2000             1999
                                                   ------------     ------------
Segment income from operations.................... $    9.8         $   11.8
Restricted stock compensation expense.............     (1.6)            (2.5)
Nonrecurring expenses.............................     (1.9)             --
                                                   ------------     ------------
Consolidated income from operations............... $    6.3         $    9.3
                                                   ============     ============

8.       SUBSEQUENT EVENTS

         In May 2000, the Company entered into an agreement with CNH Global N.V. ("CNH") to purchase its 50% share in Hay and Forage Industries ("HFI"). This agreement, which is subject to regulatory approval, will terminate a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI develops and manufactures hay and forage equipment and implements which AGCO sells under various brand names.

         In May 2000, the Company announced its plans to close its combine manufacturing facility in Independence, Missouri and relocate production to HFI. The closing of the facility is expected to be completed by the end of 2000. The Company expects to record nonrecurring expenses of approximately $20 million in 2000 related to the Independence facility closure.

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

RESULTS OF OPERATIONS

         The Company recorded a net loss for the quarter ended March 31, 2000 of $10.7 million compared to a net loss of $7.2 million for the same period in 1999. Net loss per common share on a diluted basis was $0.18 and $0.12 for the first quarter of 2000 and 1999, respectively. The net loss for the first quarter of 2000 included nonrecurring expenses of $1.9 million, or $0.02 per share, associated with the closure of certain manufacturing facilities announced in 1999 and an $8.0 million loss, or $0.08 per share, associated with the completion of an asset backed securitization facility in January 2000 (see Liquidity and Capital Resources). Excluding nonrecurring expenses and the loss on the securitization facility, the Company's results in the quarter improved compared to the prior year.

         RETAIL SALES

         Global demand for agricultural equipment in the first quarter of 2000 continued to show signs of weakness exhibited during 1999 in most major markets. The industry decline was primarily due to the continued effects of high global commodity stocks and lower export demand for farm commodities, which resulted in lower commodity prices and reduced demand for new equipment purchases.

         In the United States and Canada, industry unit retail sales of tractors and combines for the first three months of 2000 increased approximately 1% and decreased approximately 32%, respectively, compared to the same period in 1999. The decline in industry retail tractor sales were significant in the high horsepower and utility tractor segments but were offset by strong increases in the under 40 horsepower segment. When compared to the same period in 1999, Company unit retail sales of tractors in the United States and Canada decreased, and Company unit retail sales of combines increased.

         In Western Europe, industry unit retail sales of tractors declined approximately 9% for the first three months of 2000 as compared to the prior year. Decreases in industry unit retail sales were experienced in most significant Western European markets except for a modest increase in the UK. Company unit retail sales results for the first quarter of 2000 also declined compared to the same period in 1999. However, the Company's retail sales for the first quarter of 2000 improved relative to the industry due to continued favorable acceptance of the Company's new Massey Ferguson high horsepower tractor line as well as new Fendt product introductions in the utility and high horsepower tractor lines, all of which were introduced during 1999.

         Industry unit retail sales of tractors in South America for the first three months of 2000 decreased approximately 20% compared to the same period in 1999. In the major market of Brazil, industry retail sales declined approximately 13% due to a change in the Brazilian government retail financing program, which was not fully implemented until after the first quarter of 2000 and resulted in a delay of purchases by retail customers. In addition, the remaining South American markets decreased approximately 42% due to low commodity prices, economic uncertainty and tightening credit. Company unit retail sales of tractors in South America decreased slightly less than the industry.

         In other international markets, decreases in the Middle Eastern and Australian markets were partially offset by increases in certain other regions particularly in Asia/Pacific. Company unit retail sales of tractors were largely in line with industry changes.

         STATEMENTS OF INCOME

         Net sales for the first quarter of 2000 were $529.8 million compared to $561.6 million for the same period in 1999. Net sales were negatively impacted by approximately $32.7 million from the currency translation effect of the strengthening U.S. dollar in relation to the Euro. Excluding the impact of currency translation, net sales for the first quarter of 2000 were in line with the prior year.

         Regionally, net sales in North America decreased $2.4 million, or 1.7% for the first quarter of 2000, compared to the same period in the prior year, primarily due to continued unfavorable market conditions. In the Europe/Africa/Middle East region, net sales decreased $32.2 million, or 9.2% for the first quarter of 2000 compared to 1999, primarily due to the negative impact of foreign currency translation due to the strengthening of the U.S. dollar in relation to the Euro. Net sales in South America decreased approximately $2.1 million, or 4.3% for the first quarter of 2000 compared to 1999, primarily due to unfavorable industry conditions. In the Asia/Pacific region, net sales increased approximately $4.9 million, or 23.8% for the first quarter of 2000 compared to 1999, primarily due to improvements in market conditions.

         Gross profit was $77.1 million (14.6% of net sales) for the first quarter of 2000 compared to $79.0 million (14.1% of net sales) for the same period in the prior year. Gross margins improved for the quarter, primarily due to cost reduction initiatives and facility rationalization benefits offset by slightly lower production.

         Selling, general and administrative expenses ("SG&A expenses") for the first quarter of 2000 were $58.4 million (11.0% of net sales) compared to $57.9 million (10.3% of net sales) for the same period in the prior year. The increase as a percentage of net sales was due to lower sales volume in the first quarter of 2000. Engineering expenses for the first quarter of 2000 were $10.5 million (2.0% of net sales), compared to $11.8 million (2.1% of net sales) for the same period in the prior year.

         The Company recorded nonrecurring expenses of $1.9 million for the first quarter of 2000 related to the closing of the Company's Coldwater, Ohio and Lockney, Texas manufacturing facilities announced in 1999. These nonrecurring expenses related to employee severance, facility closure costs and production transition costs. The Company recorded nonrecurring expenses of $24.5 million in the fourth quarter of 1999 related to the facility closures. The Company expects to record an additional $6.1 million of nonrecurring expenses in the remainder of 2000 related to the closures.

         Income from operations was $6.3 million (1.2% of net sales) for the three months ended March 31, 2000, as compared to $9.3 million (1.7% of net sales) for the same period in 1999. Excluding nonrecurring expenses, income from operations in 2000 was $8.2 million (1.5% of net sales). Operating income, as a percentage of net sales, was lower primarily because of higher SG&A expenses relative to net sales compared to 1999.

         Interest and financing expense, net was $20.5 million for the three months ended March 31, 2000 compared to $16.5 million for the same period in 1999. The increase in interest and financing expense, net was primarily the result of the initial one-time $8.0 million loss associated with the asset backed securitization transaction completed during the first quarter of 2000 (see Liquidity and Capital Resources), offset to some extent by lower interest expense due to lower average borrowings as compared to the first quarter of 1999.

         The Company recorded an income tax benefit of $8.7 million for the three months ended March 31, 2000, compared to an income tax benefit of $5.8 million for the same period in 1999. The Company's effective tax rate for the first quarter increased to 40% from 37% recorded in the same period in 1999. This increase is attributable to a change in the mix of income to jurisdictions with higher tax rates.

         Equity in earnings of affiliates was $2.3 million for the three months ended March 31, 2000, compared to $2.7 million for the same period in 1999. The reduction in earnings was due to lower net income in the Company's engine joint venture in Argentina and in its retail finance joint ventures.

         In May 2000, the Company entered into an agreement with CNH Global N.V. ("CNH") to purchase its 50% share in Hay and Forage Industries ("HFI"). This agreement, which is subject to regulatory approval, will terminate a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI develops and manufactures hay and forage equipment and implements which AGCO sells under various brand names.

         In May 2000, the Company announced its plans to close its combine manufacturing facility in Independence, Missouri and relocate production to HFI. The closing of the facility is expected to be completed by the end of 2000. The closure of the Independence facility is consistent with the Company's efforts to rationalize production in response to lower industry demand and is expected to generate annual cost savings of approximately $10 million. The Company expects to record nonrecurring expenses of approximately $20 million in 2000 related to the Independence facility closure.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. The current lending commitment under the Company's revolving credit facility is $800 million with borrowings limited to the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of March 31, 2000, approximately $330.5 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $469.5 million, subject to receivable and inventory borrowing base requirements.

         In January 2000, the Company entered into a $250 million asset backed securitization facility whereby certain U.S. wholesale accounts receivables are sold through a wholly-owned special purpose subsidiary to a third party (the "Securitization Facility"). The Company initially funded $200 million under the Securitization Facility, which was used to reduce outstanding borrowings under the revolving credit facility. The Company's lending commitment under the revolving credit facility was permanently reduced to $800 million, representing a decrease of the $200 million initial proceeds received from the securitization, and will be further reduced by any additional funding received from the Securitization Facility. In conjunction with the closing of the securitization transaction, the Company recorded an initial one-time $8.0 million loss in the first quarter of 2000. The initial loss represents the difference between the current and future value of the receivables sold, related transaction expenses and the write-off of certain unamortized debt issuance costs due to the reduction in the lending commitment of the revolving credit facility.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $603.8 million of working capital at March 31, 2000, a decrease of $130.1 million from working capital of $733.9 million at December 31, 1999. The decrease in working capital was primarily due to lower accounts receivables primarily related to the $200 million sale of accounts receivable through the Securitization Facility.

         Cash flow provided by operating activities was $92.2 million for the three months ended March 31, 2000 compared to a use of cash of $138.5 million for the same period during 1999. The increase in cash flow provided by operating activities was primarily due to a reduction in the Company's accounts receivable levels due to the $200 million sale of accounts receivable through the Securitization Facility.

         Capital expenditures for the three months ended March 31, 2000 were $7.5 million compared to $6.9 million for the same period in 1999. The Company anticipates that additional capital expenditures for the remainder of 2000 will range from approximately $45 million to $55 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment improvements.

         The Company's debt to capitalization ratio was 42.3% at March 31, 2000 compared to 45.5% at December 31, 1999. The decrease is attributable to a reduction of indebtedness of $104.6 million from December 31, 1999 due to the reduction in outstanding borrowings from proceeds from the Securitization Facility, offset to some extent by the negative cumulative translation adjustment to equity of $17.3 million, primarily related to the weakening of the Euro in relation to the U.S. dollar.

         In April 2000, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the second quarter of 2000. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

FORWARD LOOKING STATEMENTS

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under the "Results of Operations" and "Liquidity and Capital Resources" headings. Forward looking statements include the Company's expectations with respect to future commodity prices, export demand for commodities, farm income, demand for agricultural equipment, production levels, the impact of cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK  MANAGEMENT

         The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company's most significant transactional foreign currency exposures are the British pound in relation to the Euro and the British pound, the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations.

         The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts. The Company's hedging policy prohibits foreign currency forward contracts for speculative trading purposes. The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The Company's most significant translation exposures are the British pound, the Euro and the Brazilian real in relation to the U.S. dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

INTEREST RATE RISK

         The Company manages interest rate risk through the use of fixed rate debt and interest rate swap contracts. The Company has fixed rate debt from its $250 million 8.5% Senior Subordinated Notes due 2006. In addition, the Company uses its interest rate swap contract to further minimize the effect of potential interest rate increases on floating rate debt in a rising interest rate environment. The Company's floating rate debt is primarily the revolving credit facility, which is tied to changes in U.S. and European libor rates.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                27.1 - Financial Data Schedule - March 31, 2000 (electronic filing purposes only).

         (b)    Reports on Form 8-K

                None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                                     AGCO CORPORATION
                                                     -----------------------
                                                     Registrant



Date: May 12, 2000                                   /s/ Patrick S. Shannon
      ------------------                             ---------------------------
                                                       Patrick S. Shannon
                                                       Vice President and Chief
                                                          Financial Officer


                            EXHIBIT INDEX

 Exhibit                                                   Sequentially Numbered
  Number                   Description                              Page
----------     ------------------------------------------  ---------------------
               Financial Data  Schedule - March  31, 2000
27.1           (electronic filing purposes only).                     --
