Form 10-Q
period 2000-06-30
AGCO CORP /DE
filed 2000-08-14
CIK 880266

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

     Common stock par value $.01 per share: 59,591,961 shares outstanding as of June 30, 2000.

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Numbers
                                                                      ----------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance
         Sheets - June 30, 2000 and
         December 31, 1999.....................................................3

         Condensed Consolidated Statements
         of Income for the Three Months
         Ended June 30, 2000 and 1999..........................................4

         Condensed Consolidated Statements
         of Income for the Six Months
         Ended June 30, 2000 and 1999..........................................5

         Condensed Consolidated Statements
         of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999..........................................6

         Notes to Condensed Consolidated
         Financial Statements..................................................7

 Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations........................................................12

 Item 3. Quantitative and Qualitative Disclosures
         about Market Risk....................................................18


PART II.  OTHER INFORMATION:

 Item 4.  Submission of Matters to a Vote of Security Holders.................19

 Item 6.  Exhibits and Reports on Form 8-K....................................19

SIGNATURES....................................................................20



                        AGCO CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (in millions, except share data)


                                                                                     June 30,             December 31,
                                                                                       2000                  1999
                                                                                  -----------------     -----------------
                                                                                    (Unaudited)

ASSETS
Current Assets:

      Cash and cash equivalents.................................................    $     13.3           $     19.6
      Accounts and notes receivable, net........................................         603.2                758.2
      Inventories, net..........................................................         619.8                561.1
      Other current assets......................................................          87.1                 77.2
                                                                                   -----------------    -----------------
         Total current assets...................................................       1,323.4              1,416.1
Property, plant and equipment, net..............................................         305.5                310.8
Investment in affiliates........................................................          88.5                 93.6
Other assets....................................................................         162.3                140.1
Intangible assets, net..........................................................         299.3                312.6
                                                                                   -----------------    -----------------
         Total assets...........................................................    $  2,179.0           $  2,273.2
                                                                                   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Accounts payable..........................................................    $    259.5           $    244.2
      Accrued expenses..........................................................         436.7                408.2
      Other current liabilities.................................................          15.5                 29.8
                                                                                   -----------------    -----------------
         Total current liabilities..............................................         711.7                682.2
Long-term debt..................................................................         592.5                691.7
Postretirement health care benefits.............................................          29.9                 25.4
Other noncurrent liabilities....................................................          41.2                 44.8
                                                                                   -----------------    -----------------
         Total liabilities......................................................       1,375.3              1,444.1
                                                                                   -----------------    -----------------

Stockholders' Equity:
      Common stock: $0.01 par value, 150,000,000 shares authorized,
        59,591,961 and 59,579,559 shares issued and outstanding
        at June 30, 2000 and December 31, 1999, respectively....................           0.6                  0.6
      Additional paid-in capital................................................         427.8                427.7
      Retained earnings.........................................................         614.1                621.9
      Unearned compensation.....................................................          (2.6)                (5.1)
      Accumulated other comprehensive income....................................        (236.2)              (216.0)
                                                                                   -----------------    -----------------
         Total stockholders' equity.............................................         803.7                829.1
                                                                                   -----------------    -----------------
         Total liabilities and stockholders' equity.............................    $  2,179.0           $  2,273.2
                                                                                    =================    =================

      See accompanying notes to condensed consolidated financial statements.


                        AGCO CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (unaudited and in millions, except per share data)

                                                                                          Three Months Ended June 30,

                                                                                    ----------------------------------------
                                                                                         2000                    1999
                                                                                    ----------------       -----------------

Net sales.......................................................................    $    633.7             $    683.5
Cost of goods sold..............................................................         529.3                  572.4
                                                                                    ----------------       -----------------
     Gross profit...............................................................         104.4                  111.1

Selling, general and administrative expenses....................................          54.4                   56.4
Engineering expenses............................................................          10.8                   11.1
Nonrecurring expenses...........................................................          13.1                    --
                                                                                    ----------------       -----------------

     Income from operations.....................................................          26.1                   43.6

Interest and financing expense, net.............................................          15.6                   15.2
Other expense, net..............................................................           9.0                    7.3
                                                                                    ----------------       -----------------

Income before income taxes and equity in net earnings
    of affiliates...............................................................           1.5                   21.1

Income tax expense..............................................................           0.6                    7.8
                                                                                    ----------------       -----------------

Income before equity in net earnings of affiliates..............................           0.9                   13.3

Equity in net earnings of affiliates............................................           3.2                    2.2
                                                                                    ----------------       -----------------

Net income......................................................................    $      4.1             $     15.5
                                                                                    ================       =================

Net income per common share:

     Basic......................................................................    $     0.07             $     0.27
                                                                                    ================       =================
     Diluted....................................................................    $     0.07             $     0.26
                                                                                    ================       =================

Weighted average number of common and common equivalent shares outstanding:

     Basic......................................................................          59.1                   58.5
                                                                                    ================       =================
     Diluted....................................................................          59.7                   59.6
                                                                                    ================       =================

Dividends declared per common share.............................................     $     0.01             $     0.01
                                                                                    ================       =================

See accompanying notes to condensed consolidated financial statements.


                        AGCO CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (unaudited and in millions, except per share data)

                                                                                           Six Months Ended June 30,

                                                                                    ----------------------------------------
                                                                                         2000                    1999
                                                                                    ----------------       -----------------

Net sales.......................................................................    $  1,163.5             $  1,245.1
Cost of goods sold..............................................................         982.0                1,055.0
                                                                                    ----------------       -----------------
     Gross profit...............................................................         181.5                  190.1

Selling, general and administrative expenses....................................         112.8                  114.3
Engineering expenses............................................................          21.3                   22.9
Nonrecurring expenses...........................................................          15.0                    --
                                                                                    ----------------       -----------------

     Income from operations.....................................................          32.4                   52.9

Interest and financing expense, net.............................................          36.1                   31.7
Other expense, net..............................................................          16.5                   15.8
                                                                                    ----------------       -----------------

Income (loss) before income taxes and equity in net earnings
    of affiliates...............................................................         (20.2)                   5.4

Income tax expense (benefit)....................................................          (8.1)                   2.0
                                                                                    ----------------       -----------------

Income (loss) before equity in net earnings of affiliates.......................         (12.1)                   3.4

Equity in net earnings of affiliates............................................           5.5                    4.9
                                                                                    ----------------       -----------------

Net income (loss)...............................................................    $     (6.6)            $      8.3
                                                                                    ================       =================

Net income (loss) per common share:

     Basic......................................................................    $    (0.11)            $     0.14
                                                                                    ================       =================
     Diluted.....................................................................   $    (0.11)            $     0.14
                                                                                    ================       =================

Weighted average number of common and common equivalent shares outstanding:

     Basic......................................................................          59.0                   58.5
                                                                                    ================       =================
     Diluted....................................................................          59.0                   59.6
                                                                                    ================       =================

Dividends declared per common share.............................................    $     0.02             $     0.02
                                                                                    ================       =================

See accompanying notes to condensed consolidated financial statements.


                        AGCO CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited and in millions)

                                                                                          Six Months Ended June 30,

                                                                                      -----------------------------------
                                                                                           2000                1999
                                                                                      ---------------      --------------

Cash flows from operating activities:

      Net income (loss).........................................................     $     (6.6)          $      8.3
                                                                                      ---------------      --------------
      Adjustments to reconcile  net income  (loss) to net cash provided by (used for) operating activities:

          Depreciation and amortization.........................................           26.1                 28.8
          Amortization of intangibles...........................................            7.3                  7.4
          Amortization of unearned compensation.................................            2.5                  3.5
          Equity in net earnings of affiliates,
             net of cash received...............................................           (5.3)                (4.9)
          Deferred income tax benefit ..........................................          (26.7)               (16.9)
          Loss on write-down of property, plant and equipment...................            2.9                 --
          Changes in operating assets and liabilities, net of effects from purchase of business:
             Accounts and notes receivable, net.................................          134.7                 (9.1)
             Inventories, net...................................................          (58.7)               (37.6)
             Other current and noncurrent assets................................          (12.0)               (19.0)
             Accounts payable...................................................           17.2                 28.1
             Accrued expenses...................................................           43.1                 18.1
             Other current and noncurrent liabilities...........................          (17.5)               (10.3)
                                                                                      ---------------      --------------

               Total adjustments................................................          113.6                (11.9)
                                                                                      ---------------      --------------

               Net cash provided by (used for) operating activities.............          107.0                 (3.6)
                                                                                      ---------------      --------------
Cash flows from investing activities:

          Purchase of property, plant and equipment.............................          (14.1)               (20.6)
          Purchase of business..................................................          (10.0)                 --
          Investment in unconsolidated affiliates...............................           (1.2)                (0.5)
                                                                                      ---------------      --------------

               Net cash used for investing activities...........................          (25.3)               (21.1)
                                                                                      ---------------      --------------
Cash flows from financing activities:

          (Repayments of)/proceeds from long-term debt, net.....................          (86.2)                41.6
          Dividends paid on common stock........................................           (1.2)                (1.2)
                                                                                      ---------------      --------------

               Net cash (used for) provided by financing activities.............          (87.4)                40.4
                                                                                      ---------------      --------------

          Effect of exchange rate changes on cash and cash equivalents..........           (0.6)                (1.7)
                                                                                      ---------------      --------------
          (Decrease) increase in cash and cash equivalents......................           (6.3)                14.0
          Cash and cash equivalents, beginning of period........................           19.6                 15.9
                                                                                      ---------------      --------------
          Cash and cash equivalents, end of period..............................     $     13.3           $     29.9
                                                                                      ===============      ==============

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

2.       NONRECURRING EXPENSES

         In the second quarter of 2000, the Company announced its plan to permanently close its combine manufacturing facility in Independence, Missouri and relocate existing production to the Company's Hesston, Kansas manufacturing facility. The closing of the Independence facility is expected to be completed by the end of 2000. In the fourth quarter of 1999, the Company announced its plan to close its Coldwater, Ohio; Lockney, Texas; and Noetinger, Argentina manufacturing facilities. The majority of production in these facilities will be relocated to existing Company facilities or outsourced to third parties. The Coldwater, Ohio facility was permanently closed in 1999 and the Lockney, Texas and Noetinger, Argentina facilities are planned to close in 2000.

         In connection with these facility closures, the Company recorded nonrecurring expenses of $24.5 million in the fourth quarter of 1999 and $15.0 million for the six months ended June 30, 2000. The components of the nonrecurring expenses are summarized in the following table (in millions):

                                                1999                 2000                                 Reserve Balance
                                             Nonrecurring         Nonrecurring            Expenses                at
                                               Expense              Expense               Incurred          June 30, 2000
                                          -----------------    -----------------     -----------------    -----------------

   Employee severance.................        $    1.9             $    4.9              $    2.1             $    4.7
   Facility closure costs.............             7.7                  6.1                   5.2                  8.6
   Write-down of property plant
    and equipment, net of recoveries..            14.9                  1.1                  16.0                   --
   Production transition costs........              --                  2.9                   2.9                   --
                                          -----------------    -----------------     -----------------    -----------------
                                              $   24.5             $   15.0              $   26.2             $   13.3
                                          =================    =================     =================    =================

                                       7

         The severance costs relate to the termination of approximately 1,048 employees of which approximately 768 employees had been terminated as of June 30, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations cease in addition to noncancelable operating lease obligations. The production transition costs include costs to relocate and integrate production into other existing AGCO facilities.

3.       ACQUISITION

         In May 2000, the Company entered into an agreement with CNH Global N.V. ("CNH") to purchase its 50% share in Hay and Forage Industries ("HFI") for $10 million. This agreement terminates a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI, located in Hesston, Kansas, develops and manufactures hay and forage equipment and implements which AGCO sells under various brand names. As a result of the acquisition, the financial statements of HFI have been consolidated into the Company's condensed consolidated financial statements since the acquisition date.

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 2000 and December 31, 1999 (in millions):

                                                                   June 30,           December 31,
                                                                     2000                 1999
                                                               -----------------    -----------------

 Revolving credit facility...............................      $     335.1          $     431.4
 Senior subordinated notes...............................            248.6                248.5
 Other long-term debt....................................              8.8                 11.8
                                                               -----------------    -----------------
                                                               $     592.5          $     691.7
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

         The Company's revolving credit facility allows for borrowings up to $800 million. As of June 30, 2000, $335.1 million was outstanding under the revolving credit facility and available borrowings were $464.9 million, subject to receivable and inventory borrowing base requirements.

         The components of interest and financing expense, net are as follows:

                                                      Three Months Ended                  Six Months Ended
                                                  ------------------------------     ------------------------------
                                                     June 30,         June 30,          June 30,         June 30,
                                                      2000             1999              2000             1999
                                                  -------------    -------------     -------------    -------------

Interest expense, net....................        $    11.9        $    15.2         $    22.4        $    31.7
Loss on sale of accounts receivable......              3.7              --               13.7              --
                                                  -------------    -------------     -------------    -------------
                                                 $    15.6        $    15.2         $    36.1        $    31.7
                                                  =============    =============     =============    =============

         The loss on sale of accounts receivable of $13.7 million includes a one-time loss of $8.0 million recorded in conjunction with the closing and initial funding of the Securitization Facility as discussed above and $5.7 million related to subsequent sales of receivables provided on a revolving basis under the Securitization Facility.

5.       NET INCOME PER COMMON SHARE

         The computation, presentation and disclosure requirements for earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.

         A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income
(loss) per common share for the three and six months ended June 30, 2000 and 1999 is as follows (in millions, except per share data):

                                                           Three Months Ended         Six Months Ended
                                                               June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2000          1999          2000          1999
                                                        ----------    ----------    ----------    ----------
Basic Earnings Per Share

Weighted average number of common shares outstanding .    59.1          58.5          59.0          58.5
                                                       ==========     ==========   ==========    ==========
Net income (loss)................................... $     4.1      $   15.5      $   (6.6)    $     8.3
                                                       ==========     ==========   ==========    ==========
Net income (loss) per common share.................. $    0.07      $   0.27      $  (0.11)    $    0.14
                                                       ==========     ==========   ==========    ==========

Diluted Earnings Per Share

Weighted average number of common shares outstanding      59.1          58.5          59.0          58.5
Assumed vesting of restricted stock..................      0.5           1.0          --             1.0
Assumed exercise of outstanding stock options .......      0.1           0.1          --             0.1
                                                       ----------     ----------   ----------    ----------
Weighted average number of common and common equivalent
    shares outstanding...............................     59.7          59.6          59.0          59.6
                                                       ==========     ==========   ==========    ==========
Net income (loss).................................... $    4.1      $   15.5      $   (6.6)     $    8.3
                                                       ==========     ==========   ==========    ==========
Net income (loss) per common share................... $   0.07      $   0.26      $  (0.11)     $   0.14
                                                        ==========    ==========   ==========    ==========

6.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at June 30, 2000 and December 31, 1999 were as follows (in millions):

                                                                    June 30,            December 31,
                                                                     2000                  1999
                                                              ------------------    -----------------

   Finished goods...........................................      $   283.6             $   248.4
   Repair and replacement parts.............................          234.7                 229.3
   Work in process, production parts and raw materials......          163.9                 154.6
                                                              ------------------    -----------------
          Gross inventories.................................          682.2                 632.3
   Allowance for surplus and obsolete inventories...........          (62.4)                (71.2)
                                                              ------------------    -----------------
          Inventories, net..................................      $   619.8             $   561.1
                                                              ==================    =================


7.                COMPREHENSIVE INCOME

         The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 was as follows (in millions):

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                      --------------------------    ------------------------
                                                         2000           1999           2000          1999
                                                      -----------     ----------    ---------    -----------

Net income (loss)...............................      $   4.1        $   15.5       $  (6.6)     $   8.3

Other comprehensive income (loss):

Foreign currency translation adjustments........         (2.9)          (17.7)        (20.2)      (126.0)
                                                      ------------    ----------    ---------    -----------

Total comprehensive income (loss)...............       $  1.2        $   (2.2)      $ (26.8)     $(117.7)
                                                      ============    ==========    =========    ===========


8.       SEGMENT REPORTING

         The Company has four geographic reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2000 and 1999 are as follows (in millions):

                             North                South          Europe/Africa/
                            America              America          Middle East       Asia/Pacific       Consolidated
                          ----------------   ----------------    ---------------   ---------------    ----------------

Three months ended June 30:
2000
Net sales                    $   185.2         $    55.2           $   371.5          $    21.8          $   633.7
Income (loss) from operations      1.8              (0.9)               36.7                3.0               40.6

1999
Net sales                    $   178.0         $    54.5           $   429.9          $    21.1          $   683.5
Income (loss) from operations      4.4              (3.1)               42.0                2.7               46.0

Six months ended June 30:
2000
Net sales                    $   323.9         $   102.4           $   689.9          $    47.3          $ 1,163.5
Income (loss) from operations     (8.9)             (2.1)               54.7                6.7               50.4

1999
Net sales                    $   319.1         $   103.8           $   780.5          $    41.7          $ 1,245.1
Income (loss) from operations     (2.8)             (4.6)               60.4                4.8               57.8

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2000          1999          2000          1999
                                                        ----------    ----------    ----------    ----------

Segment income from operations...................      $   40.6      $   46.0      $   50.4     $  57.8
Restricted stock compensation expense............          (1.4)         (2.4)         (3.0)       (4.9)
Nonrecurring expenses............................         (13.1)         --           (15.0)         --
                                                        ----------    ----------   ----------    ----------
Consolidated income from operations..............      $   26.1      $   43.6      $   32.4     $  52.9
                                                        ==========    ==========   ==========    ==========


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

RESULTS OF OPERATIONS

         The Company recorded net income for the quarter ended June 30, 2000 of $4.1 million compared to net income of $15.5 million for the same period in 1999. Net income per common share on a diluted basis was $0.07 and $0.26 for the second quarter of 2000 and 1999, respectively. Net loss for the first six months of 2000 was $6.6 million compared to net income of $8.3 million for the same period in 1999. The Company recorded a net loss per common share on a diluted basis of $0.11 for the first six months of 2000 compared to net income of $0.14 per common share for the same period in 1999. The results for the second quarter and first six months of 2000 included nonrecurring expenses of $13.1 million, or $0.13 per share and $15.0 million, or $0.15 per share, respectively, associated with the closure of certain manufacturing facilities announced in 2000 and 1999. The results for the first six months also included an $8.0 million loss, or $0.08 per share, associated with the completion of an asset backed securitization facility in January 2000 (see "Liquidity and Capital Resources"). Excluding nonrecurring expenses and the loss on the securitization facility, the remaining decline in the Company's results for the second quarter and first six months of 2000 was primarily related to the negative currency translation impact of the strengthening U.S. dollar compared to the Euro of approximately $0.04 per share and $0.08 per share, respectively.

         RETAIL SALES

         Global demand for agricultural equipment during the first half of 2000 showed mixed results in most major markets compared to the prior year. The continued effects of high global commodity stocks and lower export demand for farm commodities have resulted in low commodity prices and reduced demand for new equipment purchases over the past 24 months.

         In the United States and Canada, industry unit retail sales of tractors for the first six months of 2000 increased approximately 8% due primarily to an increase in the under 40 horsepower segment. Industry retail sales of combines declined approximately 14% for the first six months of 2000 compared to the prior year. For the first six months of 2000, Company unit retail sales of tractors in the United States and Canada decreased, and Company unit retail sales of combines increased slightly compared to the prior year.

         In Western Europe, industry unit retail sales of tractors declined approximately 7% for the first six months of 2000 as compared to the prior year. Decreases in industry unit retail sales were experienced in most significant Western European markets. Company unit retail sales for the first six months of 2000 also declined compared to the same period in 1999 primarily due to weaker industry demand. The Company has experienced favorable acceptance of certain new high horsepower and utility tractor lines introduced in 1999. However, retail unit sales of the Company's UK-built product have been negatively impacted by the weakness of the Euro versus the British pound.

         Industry unit retail sales of tractors in South America for the first six months of 2000 decreased approximately 5% compared to the same period in 1999. In the major market of Brazil, industry unit retail sales declined approximately 1%. A change in the Brazilian government retail financing program, which was not fully implemented until after the first quarter of 2000, resulted in a delay of purchases by retail customers. In addition, the remaining South American markets decreased approximately 19% due to the continued effects of low commodity prices, economic uncertainty and tightening credit. Company unit retail sales of tractors in South America also decreased when compared to the first six months of 1999.

         In most other international markets, Company retail sales were higher than the prior year particularly in the Middle East, Africa and Far East primarily due to improved industry demand.

         STATEMENTS OF INCOME

         Net sales for the second quarter of 2000 were $633.7 million compared to $683.5 million for the same period in 1999. Net sales for the first six months of 2000 were $1,163.5 million compared to $1,245.1 million for the prior year. Net sales for the second quarter and first six months of 2000 were negatively impacted by approximately $43.1 million and $75.8 million, respectively, primarily due to the currency translation effect of the strengthening U.S. dollar in relation to the Euro. Excluding the impact of currency translation, net sales for the second quarter and first six months were slightly below the prior year primarily due to declines in Western Europe as a result of weaker industry conditions.

         Regionally, net sales in North America increased $7.2 million, or 4.0%, and $4.8 million, or 1.5% for the second quarter and first six months of 2000, respectively, compared to the same period in 1999. In the Europe/Africa/Middle East region, net sales decreased $58.4 million, or 13.6%, and $90.6 million, or 11.6%, respectively, for the second quarter and first six months of 2000 compared to 1999, primarily due to the negative impact of foreign currency translation from the strengthening of the U.S. dollar in relation to the Euro and the result of industry declines in Western Europe. Net sales in South
America increased approximately $0.7 million, or 1.3%, and decreased $1.4 million, or 1.3%, for the second quarter and first six months of 2000, respectively, compared to 1999 primarily due to unfavorable market conditions outside of Brazil. In the Asia/Pacific region, net sales increased approximately $0.7 million, or 3.3%, and $5.6 million, or 13.4%, respectively, for the second quarter and first six months of 2000 compared to 1999, primarily due to improvements in market demand.

         Gross profit was $104.4 million (16.5% of net sales) for the second quarter of 2000 compared to $111.1 million (16.3% of net sales) for the same period in the prior year. Gross profit was $181.5 (15.6% of net sales) for the first six months of 2000 compared to $190.1 million (15.3% of net sales) for the same period in the prior year. Gross margins improved for the quarter and year to date primarily due to cost reduction initiatives and facility rationalization benefits offset by an unfavorable mix of products sold.

         Selling, general and administrative expenses ("SG&A expenses") for the second quarter of 2000 were $54.4 million (8.6% of net sales) compared to $56.4 million (8.3% of net sales) for the same period in the prior year. For the first six months of 2000, SG&A expenses were $112.8 million (9.7% of net sales) compared to $114.3 million (9.2% of net sales) for the same period in the prior year. The increase as a percentage of net sales was due to lower sales volume in the second quarter and first six months of 2000 as compared to the same periods in 1999. Engineering expenses for the three and six months ended June 30, 2000 were $10.8 million (1.7% of net sales) and $21.3 million (1.8% of net sales), respectively, compared to $11.1 million (1.6% of net sales) and $22.9 million (1.8% of net sales), respectively, for the same periods in the prior year.

         The Company recorded nonrecurring expenses of $13.1 million and $15.0 million for the three and six months ended June 30, 2000, respectively, related to the closing of its Coldwater, Ohio; Independence, Missouri; Lockney, Texas and Noetinger, Argentina manufacturing facilities announced in 2000 and 1999. These nonrecurring expenses related to employee severance, facility closure costs, the write-down of property, plant and equipment and production transition costs. The Company recorded nonrecurring expenses of $24.5 million in the fourth quarter of 1999 related to the facility closures. The Company expects to record an additional $13.0 million of nonrecurring expenses in the remainder of 2000 related to the closures.

         Income from operations was $26.1 million (4.1% of net sales) and $32.4 (2.8% of net sales) for the three months and six months ended June 30, 2000, respectively, compared to $43.6 million (6.4% of net sales) and $52.9 million (4.3% of net sales), respectively, for the same period in the prior year. Excluding nonrecurring expenses, operating income was $39.2 million (6.2% of net sales) and $47.4 million (4.1% of net sales) for the three and six months ended June 30, 2000, respectively. Operating income, as a percentage of net sales, was lower primarily because of higher SG&A expenses, as a percentage of net sales, compared to 1999.

         Interest and financing expense, net was $15.6 million and $36.1 million for the three and six months ended June 30, 2000, respectively, compared to $15.2 million and $31.7 million, respectively, for the same period in 1999. The increase in interest and financing expense, net for the first six months of 2000 was primarily the result of the initial one-time $8.0 million loss associated with the accounts receivable securitization transaction completed during the first quarter of 2000 (see "Liquidity and Capital Resources") and an increase in interest rates, offset to some extent by lower average borrowings as compared to the same period in 1999.

         The Company recorded an income tax expense of $0.6 million and an income tax benefit of $8.1 million for the three and six months ended June 30, 2000, respectively, compared to an income tax expense of $7.8 million and $2.0 million, respectively, for the same periods in 1999. The Company's effective tax rate for the respective periods increased to 40% from 37% recorded in the same period in 1999. This increase is attributable to a change in the mix of income to jurisdictions with higher tax rates.

         Equity in earnings of affiliates was $3.2 million and $5.5 million for the three months and six months ended June 30, 2000, respectively, compared to $2.2 million and $4.9 million for the same periods in 1999. The increase in equity in earnings of affiliates was related to the Company's share of net income in certain of the Company's licensees.

         In May 2000, the Company entered into an agreement with CNH Global N.V. ("CNH") to purchase its 50% share in Hay and Forage Industries ("HFI") for $10 million. This agreement terminates a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI develops and manufactures hay and forage equipment and implements which AGCO sells under various brand names.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. The current lending commitment under the Company's revolving credit facility is $800 million with borrowings limited to the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of June 30, 2000, approximately $335.1 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $464.9 million, subject to receivable and inventory borrowing base requirements.

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

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $611.7 million of working capital at June 30, 2000, a decrease of $122.2 million from working capital of $733.9 million at December 31, 1999. The decrease in working capital was primarily due to lower accounts receivables, primarily related to the $200 million sale of accounts receivable through the Securitization Facility.

         Cash flow provided by operating activities was $107.0 million for the six months ended June 30, 2000 compared to a use of cash of $3.6 million for the same period during 1999. The increase in cash flow provided by operating activities was primarily due to a reduction in the Company's accounts receivable levels due to the $200 million sale of accounts receivable through the
Securitization Facility. Excluding the impact of the proceeds from the Securitization Facility, the Company's operating cash flow was lower than the prior year due to a lower use of working capital in the first half of 1999 compared to 2000.

         Capital expenditures for the six months ended June 30, 2000 were $14.1 million compared to $20.6 million for the same period in 1999. The Company anticipates that additional capital expenditures for the remainder of 2000 will range from approximately $40 million to $50 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment improvements.

         The Company's debt to capitalization ratio was 42.4% at June 30, 2000 compared to 45.5% at December 31, 1999. The decrease is attributable to a reduction of indebtedness of $99.2 million from December 31, 1999, primarily due to the reduction in outstanding borrowings from proceeds from the Securitization Facility, offset to some extent by the negative cumulative translation adjustment to equity of $20.2 million, primarily related to the weakening of the Euro in relation to the U.S. dollar.

         In July 2000, the Company's Board of Directors declared a dividend of $0.01 per share of common stock for the second quarter of 2000. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by the Company's credit facilities and other factors deemed relevant by the Company's Board of Directors.

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

FORWARD LOOKING STATEMENTS

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under the "Results of Operations" and "Liquidity and Capital Resources" headings. Forward looking statements include the Company's expectations with respect to future commodity prices, export demand for commodities, farm income, demand for agricultural equipment, production levels, the impact of cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.
                                       17

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

INTEREST RATE RISK

         The Company manages interest rate risk through the use of fixed rate debt and interest rate swap contracts. The Company has fixed rate debt from its $250 million 8.5% Senior Subordinated Notes due 2006. In addition, the Company uses its interest rate swap contract to further minimize the effect of potential interest rate increases on floating rate debt in a rising interest rate environment. The Company's floating rate debt is primarily the revolving credit facility, which is tied to changes in U.S. and European libor rates.
                                       18

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on April 26, 2000. The following matters were voted upon and the results of the voting were as follows:

        (1) To elect two directors to serve as Class II directors until the annual meeting in 2003 or until their successors have been duly elected and qualified. The nominees, Messrs. Claycamp and Sauer, were elected to the Company's board of directors. The results follow:

            Nominee                  Affirmative Votes            Withheld Votes

            Henry J. Claycamp           38,070,383                   5,524,026
            Wolfgang Sauer              37,628,978                   5,965,431

        (2) To approve certain amendments to the AGCO Corporation Amended and Restated Long-Term Incentive Plan as follows:

            There were 38,881,035 votes in favor, 3,948,367 votes opposed and 765,007 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

          27.1  -  Financial   Data  Schedule  -  June  30,  2000
                   (electronic filing purposes only).

         (b)    Reports on Form 8-K

                None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                AGCO CORPORATION
                                ---------------------
                                Registrant

Date: August 14, 2000           /s/ John M. Shumejda
                                ---------------------
                                John M. Shumejda
                                President and Chief Executive Officer



                                /s/ Andrew H. Beck
                                -----------------------
                                Andrew H. Beck
                                Vice President and Controller

                                EXHIBIT INDEX


    Exhibit                                                Sequentially Numbered
     Number                     Description                        Page
------------      ---------------------------------------   --------------------

                  Financial Data Schedule - June 30, 2000
27.1              (electronic filing purposes only).                --



                                       21