Form 10-Q
period 2000-09-30
AGCO CORP /DE
filed 2000-11-14
CIK 880266

--------------------------------------------------------------------------------

                                  UNITED STATES

                        SECURTIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

------
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
------      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
------

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

     Common stock par value $.01 per share: 59,578,628 shares outstanding as of September 30, 2000.

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Numbers
                                                                      ----------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance
         Sheets - September 30, 2000 and
         December 31, 1999.....................................................3

         Condensed Consolidated Statements
         of Income for the Three Months
         Ended September 30, 2000 and 1999.....................................4

         Condensed Consolidated Statements
         of Income for the Nine Months
         Ended September 30, 2000 and 1999.....................................5

         Condensed Consolidated Statements
         of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999.....................................6

         Notes to Condensed Consolidated
         Financial Statements..................................................7

 Item 2. Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations........................................................12

 Item 3. Quantitative and Qualitative Disclosures
         about Market Risk....................................................19


PART II.  OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K....................................20

SIGNATURES....................................................................21



                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                                                   September 30,         December 31,
                                                                                        2000                 1999
                                                                                  -----------------    -----------------
                                                                                        (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents.................................................    $      4.0           $     19.6
      Accounts and notes receivable, net........................................         518.7                758.2
      Inventories, net..........................................................         604.2                561.1
      Other current assets......................................................          88.3                 77.2
                                                                                  -----------------    -----------------
         Total current assets...................................................       1,215.2              1,416.1
Property, plant and equipment, net..............................................         297.9                310.8
Investment in affiliates........................................................          90.1                 93.6
Other assets....................................................................         165.7                140.1
Intangible assets, net..........................................................         287.4                312.6
                                                                                  -----------------    -----------------
         Total assets...........................................................    $  2,056.3           $  2,273.2
                                                                                  =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable..........................................................    $    221.9           $    244.2
      Accrued expenses..........................................................         389.5                408.2
      Other current liabilities.................................................          19.6                 29.8
                                                                                  -----------------    -----------------
         Total current liabilities..............................................         631.0                682.2
Long-term debt..................................................................         582.3                691.7
Postretirement health care benefits.............................................          28.8                 25.4
Other noncurrent liabilities....................................................          39.4                 44.8
                                                                                  -----------------    -----------------
         Total liabilities......................................................       1,281.5              1,444.1
                                                                                  -----------------    -----------------

Stockholders' Equity:
      Common stock: $0.01 par value, 150,000,000 shares authorized,
      59,578,628 and 59,579,559 shares issued and outstanding
      at September 30, 2000 and December 31, 1999, respectively.................           0.6                  0.6
      Additional paid-in capital................................................         427.0                427.7
      Retained earnings.........................................................         615.8                621.9
      Unearned compensation.....................................................          (1.8)                (5.1)
      Accumulated other comprehensive income....................................        (266.8)              (216.0)
                                                                                  -----------------    -----------------
         Total stockholders' equity.............................................         774.8                829.1
                                                                                  -----------------    -----------------
         Total liabilities and stockholders' equity.............................    $  2,056.3           $  2,273.2
                                                                                  =================    =================

      See accompanying notes to condensed consolidated financial statements.

                                       3

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)


                                                                                     Three Months Ended September 30,
                                                                                  ----------------------------------------
                                                                                         2000                    1999
                                                                                  ----------------       -----------------

Net sales.......................................................................    $    513.5             $    570.5
Cost of goods sold..............................................................         423.7                  473.4
                                                                                  ----------------       -----------------
     Gross profit...............................................................          89.8                   97.1

Selling, general and administrative expenses....................................          55.5                   55.7
Engineering expenses............................................................          12.4                   11.2
Nonrecurring expenses...........................................................           4.5                    --
                                                                                  ----------------       -----------------
                                                                                          17.4                   30.2
     Income from operations.....................................................

Interest and financing expense, net.............................................          14.7                   13.3
Other expense, net..............................................................           6.3                    8.7
                                                                                    ----------------       -----------------

Income (loss) before income taxes and equity in net earnings
    of affiliates...............................................................          (3.6)                   8.2

Income tax expense (benefit)....................................................          (3.4)                   3.8
                                                                                  ----------------       -----------------

Income (loss) before equity in net earnings of affiliates.......................          (0.2)                   4.4

Equity in net earnings of affiliates............................................           2.6                    3.1
                                                                                  ----------------       -----------------

Net income......................................................................    $      2.4             $      7.5
                                                                                  ================       =================

Net income per common share:
     Basic......................................................................    $     0.04             $     0.13
                                                                                  ================       =================
     Diluted....................................................................    $     0.04             $     0.13
                                                                                  ================       =================

Weighted average number of common and common equivalent shares outstanding:
     Basic......................................................................          59.3                   58.8
                                                                                  ================       =================
     Diluted....................................................................          59.7                   59.7
                                                                                  ================       =================

Dividends declared per common share.............................................    $     0.01             $     0.01
                                                                                  ================       =================

See accompanying notes to condensed consolidated financial statements.

                                        4

                        AGCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)


                                                                                      Nine Months Ended September 30,
                                                                                  ----------------------------------------
                                                                                       2000                    1999
                                                                                  ----------------       -----------------

Net sales.......................................................................    $  1,677.0             $  1,815.6
Cost of goods sold..............................................................       1,405.7                1,528.4
                                                                                  ----------------       -----------------
     Gross profit...............................................................         271.3                  287.2

Selling, general and administrative expenses....................................         168.3                  170.0
Engineering expenses............................................................          33.7                   34.1
Nonrecurring expenses...........................................................          19.5                    --
                                                                                  ----------------       -----------------
                                                                                          49.8                   83.1
     Income from operations.....................................................

Interest and financing expense, net.............................................          50.8                   45.0
Other expense, net..............................................................          22.8                   24.5
                                                                                  ----------------       -----------------

Income (loss) before income taxes and equity in net earnings
    of affiliates...............................................................         (23.8)                  13.6

Income tax expense (benefit)....................................................         (11.5)                   5.8
                                                                                  ----------------       -----------------

Income (loss) before equity in net earnings of affiliates.......................         (12.3)                   7.8

Equity in net earnings of affiliates............................................           8.1                    8.0
                                                                                  ----------------       -----------------

Net income (loss)...............................................................    $     (4.2)            $     15.8
                                                                                  ================       =================

Net income (loss) per common share:
     Basic......................................................................    $    (0.07)            $     0.27
                                                                                  ================       =================
     Diluted....................................................................    $    (0.07)            $     0.27
                                                                                  ================       =================

Weighted average number of common and common equivalent shares outstanding:
     Basic......................................................................          59.1                   58.6
                                                                                  ================       =================
     Diluted....................................................................          59.1                   59.6
                                                                                  ================       =================

Dividends declared per common share.............................................    $     0.03             $     0.03
                                                                                  ================       =================

See accompanying notes to condensed consolidated financial statements.

                                       5

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                     Nine Months Ended September 30,
                                                                                  --------------------------------------
                                                                                       2000                  1999
                                                                                  ----------------      ----------------

Cash flows from operating activities:
      Net income (loss).........................................................    $     (4.2)           $     15.8
                                                                                  ----------------      ----------------
      Adjustments  to  reconcile  net  income  (loss)  to net cash  provided  by operating activities:
          Depreciation and amortization.........................................          41.4                  42.7
          Amortization of intangibles...........................................          11.2                  11.1
          Amortization of unearned compensation.................................           2.6                   4.9
          Equity in net earnings of affiliates,
             net of cash received...............................................          (7.8)                 (7.5)
          Deferred income tax benefit ..........................................         (33.4)                (23.2)
          Loss on write-down of property, plant and equipment...................           3.1                  --
          Changes in operating assets and liabilities, net of effects from purchase/sale of businesses:
             Accounts and notes receivable, net.................................         193.0                 118.8
             Inventories, net...................................................         (60.0)                 (4.2)
             Other current and noncurrent assets................................         (15.0)                (31.9)
             Accounts payable...................................................         (11.0)                (37.8)
             Accrued expenses...................................................          10.0                 (10.4)
             Other current and noncurrent liabilities...........................         (13.5)                 (3.2)
                                                                                  ----------------      ----------------
               Total adjustments................................................         120.6                  59.3
                                                                                  ----------------      ----------------
               Net cash provided by operating activities........................         116.4                  75.1
                                                                                  ----------------      ----------------
Cash flows from investing activities:
          Purchase of property, plant and equipment.............................         (33.4)                (29.4)
          Purchase of business..................................................         (10.0)                 --
          Proceeds from sale/leaseback of property..............................          --                    18.7
          Investment in unconsolidated affiliates...............................          (1.5)                 (0.6)
                                                                                  ----------------      ----------------

               Net cash used for investing activities...........................         (44.9)                (11.3)
                                                                                  ----------------      ----------------
Cash flows from financing activities:
          Repayments of long-term debt, net.....................................         (84.6)                (58.5)
          Issuance of common stock..............................................           0.2                  --
          Dividends paid on common stock........................................          (1.8)                 (1.8)
                                                                                  ----------------      ----------------

               Net cash used for financing activities...........................         (86.2)                (60.3)
                                                                                  ----------------      ----------------

          Effect of exchange rate changes on cash and cash equivalents..........          (0.9)                 (1.4)
                                                                                  ----------------      ----------------
          Increase (decrease) in cash and cash equivalents......................         (15.6)                  2.1
          Cash and cash equivalents, beginning of period........................          19.6                  15.9
                                                                                  ----------------      ----------------
          Cash and cash equivalents, end of period..............................    $      4.0            $     18.0
                                                                                  ================      ================

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


2.       ACQUISITION

         In May 2000, the Company acquired from CNH Global N.V. ("CNH") its 50% share in Hay and Forage Industries ("HFI") for $10 million. This agreement terminated a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI, located in Hesston, Kansas, develops and manufactures hay and forage equipment and implements which AGCO sells under various brand names. As a result of the acquisition, the financial statements of HFI have been consolidated into the Company's condensed consolidated financial statements since the acquisition date.


3.       NONRECURRING EXPENSES

         In the second quarter of 2000, the Company announced its plan to permanently close its combine manufacturing facility in Independence, Missouri and relocate existing production to the Company's Hesston, Kansas manufacturing facility. The closing of the Independence facility is expected to be completed by the end of 2000. In the fourth quarter of 1999, the Company announced its plan to close its Coldwater, Ohio; Lockney, Texas; and Noetinger, Argentina manufacturing facilities. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. The Coldwater, Ohio facility was permanently closed in 1999 and the Lockney, Texas and Noetinger, Argentina facilities were closed in 2000.

         In connection with these facility closures, the Company recorded nonrecurring expenses of $24.5 million in the fourth quarter of 1999 and $19.5 million for the nine months ended September 30, 2000. The components of the nonrecurring expenses are summarized in the following table (in millions):

                                                1999                 2000              Expenses           Reserve Balance
                                            Nonrecurring         Nonrecurring                                    at
                                              Expense              Expense             Incurred          September 30, 2000
                                          -----------------    -----------------    ----------------    -------------------

    Employee severance................        $    1.9             $    5.4             $    3.5            $    3.8
    Facility closure costs............             7.7                  6.1                  7.8                 6.0
    Write-down of property plant
       and equipment, net of recoveries           14.9                  1.1                 16.0                  --
    Production transition costs.......              --                  6.9                  6.9                  --
                                          -----------------    -----------------    ----------------    -------------------
                                              $   24.5             $   19.5             $   34.2            $    9.8
                                          =================    =================    ================    ===================

         The severance costs relate to the termination of approximately 1,050 employees of which approximately 1,000 employees had been terminated as of September 30, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations cease in addition to noncancelable operating lease obligations. The production transition costs include costs to relocate and integrate production into other existing AGCO facilities.


4.       LONG-TERM DEBT

         Long-term debt consisted of the following at September 30, 2000 and December 31, 1999 (in millions):

                                                                September 30,         December 31,
                                                                     2000                 1999
                                                               -----------------    -----------------

   Revolving credit facility...............................      $     326.3          $     431.4
   Senior subordinated notes...............................            248.6                248.5
   Other long-term debt....................................              7.4                 11.8
                                                               -----------------    -----------------
                                                                 $     582.3          $     691.7
                                                               =================    =================

         In January 2000, the Company entered into a $250 million asset backed securitization facility whereby certain U.S. wholesale accounts receivable are sold through a wholly-owned special purpose subsidiary to a third party (the "Securitization Facility"). Funding under the Securitization Facility is provided on a revolving basis and is dependent upon the level of U.S. dealer wholesale receivables eligible to be sold under the facility. The Company initially funded $200 million under the Securitization Facility, which was used to reduce outstanding borrowings under the Company's revolving credit facility. The $1.0 billion lending commitment under the revolving credit facility was permanently reduced by the $200 million initial proceeds received from the Securitization Facility and will be further reduced by any additional funding received under the Securitization Facility. In conjunction with the closing of the securitization transaction, the Company recorded an initial one-time loss in the first quarter of 2000 on the sale of the receivables of approximately $8 million, or $0.08 per share. The initial loss, included as a component of interest and financing expense, net, represents the difference between the current and future value of the receivables sold, related transaction expenses and the write-off of certain unamortized debt issuance costs due to the reduction in the lending commitment of the revolving credit facility.

         The Company's revolving credit facility allows for borrowings up to $800 million. As of September 30, 2000, $326.3 million was outstanding under the revolving credit facility and available borrowings were $473.7 million, subject to receivable and inventory borrowing base requirements.

         The components of interest and financing expense, net are as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                  ------------------------------     ------------------------------
                                                      2000             1999              2000             1999
                                                  -------------    -------------     -------------    -------------

  Interest expense, net......................        $    11.0        $    13.3         $    33.4        $    45.0
  Loss on sale of accounts receivable........              3.7              --               17.4              --
                                                  -------------    -------------     -------------    -------------
                                                     $    14.7        $    13.3         $    50.8        $    45.0
                                                  =============    =============     =============    =============

         The loss on sale of accounts receivable of $17.4 million includes a one-time loss of $8.0 million recorded in conjunction with the closing and initial funding of the Securitization Facility as discussed above and $9.4 million related to subsequent sales of receivables provided on a revolving basis under the Securitization Facility.


5.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at September 30, 2000 and December 31, 1999 were as follows (in millions):

                                                                September 30,         December 31,
                                                                    2000                  1999
                                                              ------------------    -----------------

   Finished goods...........................................      $   282.2             $   248.4
   Repair and replacement parts.............................          224.7                 229.3
   Work in process, production parts and raw materials......          167.3                 154.6
                                                              ------------------    -----------------
          Gross inventories.................................          674.2                 632.3
   Allowance for surplus and obsolete inventories...........          (70.0)                (71.2)
                                                              ------------------    -----------------
          Inventories, net..................................      $   604.2             $   561.1
                                                              ==================    =================


6.       NET INCOME PER COMMON SHARE

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

         A reconciliation of net loss and the weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2000 and 1999 is as follows (in millions, except per share data):

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                        ------------------------   ------------------------
                                                          2000          1999          2000          1999
                                                        ----------    ----------   ----------    ----------

Basic Earnings Per Share
Weighted average number of common shares outstanding .    59.3          58.8          59.1          58.6
                                                        ==========    ==========   ==========    ==========
Net income (loss).....................................  $  2.4        $  7.5       $  (4.2)      $  15.8
                                                        ==========    ==========   ==========    ==========
Net income (loss) per common share....................  $ 0.04        $ 0.13       $ (0.07)      $  0.27
                                                        ==========    ==========   ==========    ==========

Diluted Earnings Per Share
Weighted average number of common shares outstanding..    59.3          58.8          59.1          58.6
Assumed vesting of restricted stock...................     0.3           0.8           --            0.9
Assumed exercise of outstanding stock options ........     0.1           0.1           --            0.1
                                                        ----------    ----------   ----------    ----------
Weighted average number of common and common equivalent
    shares outstanding.................................   59.7          59.7          59.1          59.6
                                                        ==========    ==========   ==========    ==========
Net income (loss)...................................... $  2.4        $  7.5        $ (4.2)      $  15.8
                                                        ==========    ==========   ==========    ==========
Net income (loss) per common share..................... $ 0.04        $ 0.13        $(0.07)      $  0.27
                                                        ==========    ==========   ==========    ==========

         For the nine months ended September 30, 2000, approximately 0.6 million shares were excluded from the calculation of diluted earnings per share because such shares would be anti-dilutive.

7.                COMPREHENSIVE INCOME

     The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive loss for the three and nine months ended September 30, 2000 and 1999 was as follows (in millions):

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                      --------------------------  -------------------------
                                                         2000           1999         2000          1999
                                                      -----------   ------------  -----------   -----------

Net income (loss)..................................    $   2.4        $    7.5     $  (4.2)       $  15.8
Other comprehensive loss:
Foreign currency translation adjustments...........      (30.6)           (6.6)      (50.8)        (132.6)
                                                      -----------    -----------  -----------   -----------

Total comprehensive loss...........................  $   (28.2)       $   (0.9)      (55.0)       $(116.8)
                                                      ===========    ===========  ===========   ===========


8.       SEGMENT REPORTING

         The Company has four geographic reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2000 and 1999 are as follows (in millions):

                               North               South          Europe/Africa/
                              America             America          Middle East       Asia/Pacific       Consolidated
                          ----------------   ----------------    ---------------    ---------------    ----------------

Three months ended September30:

2000
Net sales                    $  148.1           $   65.6            $  270.8          $   29.0          $   513.5
Income (loss) from operations    (5.7)               3.0                20.1               4.7               22.1

1999
Net sales                    $  148.1           $   52.1            $  344.2          $   26.1          $   570.5
Income (loss) from operations    (3.4)              (2.4)               33.7               4.2               32.1

Nine months ended September 30:

2000
Net sales                    $  472.0           $  168.0            $  960.7          $   76.3          $ 1,677.0
Income (loss) from operations   (14.6)               0.9                74.8              11.4               72.5

1999
Net sales                    $  467.2           $  155.8           $ 1,124.8          $   67.8          $ 1,815.6
Income (loss) from operations    (6.2)              (7.0)               94.1               9.0               89.9

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                          Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                        ------------------------    ------------------------
                                                          2000          1999          2000          1999
                                                        ----------    ----------    ----------    ----------

Segment income from operations......................... $  22.1       $  32.1       $  72.5       $  89.9
Restricted stock compensation expense..................    (0.2)         (1.9)         (3.2)         (6.8)
Nonrecurring expenses..................................    (4.5)          --          (19.5)           --
                                                        ----------    ---------     ----------    ----------
Consolidated income from operations.................... $  17.4       $  30.2       $  49.8       $  83.1
                                                        ==========    ==========    ==========    ==========

                                       11

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

RESULTS OF OPERATIONS

         The Company recorded net income for the quarter ended September 30, 2000 of $2.4 million, or $0.04 per common share, compared to $7.5 million, or $0.13 per common share for the same period in 1999. In the third quarter of 2000, AGCO's results included nonrecurring expenses of $4.5 million, or $0.05 per share, associated with the closure of manufacturing facilities announced in 1999 and 2000. For the first nine months of 2000, the Company recorded a net loss of $4.2 million, or $0.07 per common share compared to net income of $15.8 million, or $0.27 per common share, for the same period in 1999. The 2000 year-to-date results included nonrecurring expenses related to plant closures of $19.5 million, or $0.20 per share. In addition, the year-to-date results for 2000 included an $8.0 million loss, or $0.08 per share, associated with the completion of an accounts receivable securitization facility in January 2000 (see Liquidity and Capital Resources). Excluding nonrecurring expenses and the loss on the securitization facility, the decline in the Company's results was primarily related to the impact of foreign currency translation of the weakening Euro and British pound relative to the dollar.

         RETAIL SALES

         Demand for agricultural equipment in the first nine months of 2000 showed mixed results within the major markets of the world compared to the prior year. The effects of high global commodity stocks and lower export demand for farm commodities have continued to adversely affect worldwide demand for new equipment purchases over the past two years.

         In the United States and Canada, industry unit retail sales of tractors and combines for the first nine months of 2000 increased approximately 10% and 8%, respectively, compared to the same period in 1999. Despite no significant changes in commodity prices, there were moderate improvements in the core agricultural segments of the industry, which may have been influenced by aggressive pricing actions by competitors. When compared to the same period in 1999, Company unit retail sales of tractors in the United States and Canada decreased, and Company unit retail sales of combines increased slightly.

         In Western Europe, industry unit retail sales of tractors declined approximately 8% for the first nine months of 2000 as compared to the prior year. Decreases in industry unit retail sales were experienced in most significant Western European markets. Company unit retail sales results for the first nine months of 2000 also declined compared to the same period in 1999. The Company has experienced favorable acceptance of new tractor lines introduced in 1999. However, retail unit sales of the Company's UK-built product have been negatively impacted by the weakness of the Euro versus the British pound.

         Industry unit retail sales of tractors in South America for the first nine months of 2000 increased approximately 12% compared to the same period in 1999. In the major market of Brazil, industry retail sales increased approximately 19% with significant increases since June 2000 due to full availability of the Brazilian government subsidized retail financing program. In the remaining South American markets, including Argentina, retail unit sales decreased due to economic uncertainty and tightening credit. Company unit retail sales of tractors in South America also increased compared to the first nine months of 1999.

         In most other international markets, Company net sales were higher than the prior year particularly in the Middle East, Africa and Far East primarily due to improved industry demand.

         STATEMENTS OF INCOME

         Net sales for the third quarter of 2000 were $513.5 million compared to $570.5 million for the same period in 1999. Net sales for the first nine months of 2000 were $1,677.0 million compared to $1,815.6 million for the prior year. Net sales for the third quarter and first nine months of 2000 were negatively impacted by approximately $40 million and $116 million, respectively, from the foreign currency translation effect of the weakening Euro and British pound in relation to the U.S. dollar. Excluding the impact of currency translation, net sales for the third quarter and first nine months were slightly below the prior year primarily due to declines in Western Europe as a result of weaker industry conditions.

     Regionally, net sales in North America were unchanged in the third quarter and were $4.8 million or 1.0% greater on a year-to-date basis compared to the same period in 1999. In the Europe/Africa/Middle East region, net sales decreased $73.4 million, or 21.3%, for the third quarter and $164.1 million, or 14.6%, for the first nine months of 2000 compared to 1999, primarily due to the negative impact of foreign currency translation and industry declines in Western Europe. Net sales in South America increased approximately $13.5 million, or 25.9%, for the third quarter and $12.2 million, or 7.8%, for the first nine months of 2000 compared to 1999, due to favorable market conditions in Brazil. In the Asia/Pacific region, net sales increased approximately $2.9 million, or 11.1%, for the third quarter and $8.5 million, or 12.5%, for the first nine months of 2000 compared to 1999, primarily due to improvements in market demand.

     Gross profit was $89.8 million (17.5% of net sales) for the third quarter of 2000 compared to $97.1 million (17.0% of net sales) for the same period in the prior year. Gross profit was $271.3 (16.2% of net sales) for the first nine months of 2000 compared to $287.2 million (15.8% of net sales) for the same period in the prior year. Gross margins improved in 2000 primarily due to cost reduction initiatives and facility rationalization benefits offset by the impact of lower production in Western Europe and a less favorable mix within tractor and parts sales.

     Selling, general and administrative expenses ("SG&A expenses") for the third quarter of 2000 were $55.5 million (10.8% of net sales) compared to $55.7 million (9.8% of net sales) for the same period in the prior year. For the first nine months of 2000, SG&A expenses were $168.3 million (10.0% of net sales) compared to the $170.0 million (9.4% of net sales) for the same period in the prior year. The increase as a percentage of net sales was due to lower sales volume in the third quarter and first nine months of 2000 compared to 1999. Engineering expenses for the three and nine months ended September 30, 2000 were $12.4 million (2.4% of net sales) and 33.7 million (2.0% of net sales), respectively, compared to $11.2 million (2.0% of net sales) and 34.1 million (1.9% of net sales), respectively, for the same periods in the prior year.

     The Company recorded nonrecurring expenses of $4.5 million and $19.5 million for the three and nine months ended September 30, 2000, respectively, related to the closing of its Coldwater, Ohio; Independence, Missouri; Lockney, Texas and Noetinger, Argentina manufacturing facilities announced in 2000 and 1999. These nonrecurring expenses related to employee severance, facility closure costs, the write-down of property, plant and equipment and production transition costs. The Company recorded nonrecurring expenses of $24.5 million in the fourth quarter of 1999 related to the facility closures. The Company expects to record an additional $8.5 million of nonrecurring expenses in the remainder of 2000 and early 2001 related to the closures.

     Income from operations was $17.4 million (3.4% of net sales) for the three months ended September 30, 2000 compared to $30.2 million (5.3% of net sales) in the prior year. On a year-to-date basis, income from operations was $49.8 million (3.0% of net sales) compared to $83.1 million (4.6% of net sales). Excluding nonrecurring expenses, operating income was $21.9 million (4.3% of net sales) and $69.3 million (4.1% of net sales) for the three and nine months ended September 30, 2000. Operating income before nonrecurring expenses declined primarily due to lower sales volume resulting from unfavorable currency translation and weaker industry conditions in Western Europe partially offset by improved gross margins.

     Interest and financing expense, net was $14.7 million and $50.8 million for the three and nine months ended September 30, 2000, respectively, compared to $13.3 million and $45.0 million, respectively, for the same periods in 1999. The increase in interest and financing expense, net for the first nine months of 2000 was primarily the result of the initial one-time $8.0 million loss associated with the asset backed securitization transaction completed during the first quarter of 2000 (see Liquidity and Capital Resources) and an increase in interest rates, offset to some extent by lower average borrowings in 2000 compared to 1999.

     The Company recorded an income tax benefit of $3.4 million and $11.5 million for the three and nine months ended September 30, 2000, respectively, compared to income tax expense of $3.8 million and $5.8 million, respectively, for the same periods in 1999. The tax benefit in the third quarter of 2000 included the recognition of a United States tax credit carryback of approximately $2 million.

     Equity in earnings of affiliates was $2.6 million and $8.1 for the three and nine months ended September 30, 2000, respectively, compared to $3.1 million and $8.0 million for the same periods in 1999. Equity in earnings of the Company's retail finance affiliates, which represent the largest component of these earnings, was flat for the first nine months compared to 1999.

     In May 2000, the Company acquired from CNH Global N.V. ("CNH") its 50% share in Hay and Forage Industries ("HFI") for $10 million. This agreement terminated a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI, located in Hesston, Kansas, develops and manufactures hay and forage equipment and implements, which AGCO sells under various brand names.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility. The current lending commitment under the Company's revolving credit facility is $800 million with borrowings limited to the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of September 30, 2000, approximately $326.3 million was outstanding under the Company's revolving credit facility and available borrowings were approximately $473.7 million, subject to receivable and inventory borrowing base requirements.

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

     The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $584.2 million of working capital at September 30, 2000, a decrease of $149.7 million from working capital of $733.9 million at December 31, 1999. The decrease in working capital was primarily due to lower accounts receivable related to the $200 million sale of accounts receivable through the Securitization Facility.

     Cash flow provided by operating activities was $116.4 million for the nine months ended September 30, 2000 compared to $75.1 million for the same period during 1999. The increase in cash flow provided by operating activities was primarily due to a reduction in the Company's accounts receivable due to the $200 million sale of accounts receivable through the Securitization Facility.

     Capital expenditures for the nine months ended September 30, 2000 were $33.4 million compared to $29.4 million for the same period in 1999. The Company anticipates that additional capital expenditures for the remainder of 2000 will range from approximately $25 million to $30 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment improvements.

     The Company's debt to capitalization ratio was 42.9% at September 30, 2000 compared to 45.5% at December 31, 1999. The decrease is attributable to a reduction of indebtedness of $109.4 million from December 31, 1999 primarily due to the reduction in outstanding borrowings from proceeds from the Securitization Facility offset to some extent by the negative cumulative translation adjustment to equity of $50.8 million, primarily related to the weakening of the Euro in relation to the U.S. dollar.

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

ACCOUNTING CHANGES

     In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting treatment is met. The Company will be required to adopt SFAS No. 133 on January 1, 2001. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. The Company has evaluated the effect of this statement on the Company's derivative instruments, which are primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to the Company's consolidated financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 does not change existing accounting literature on revenue recognition but rather explains the SEC's general framework for revenue recognition. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Company has evaluated SAB 101 and believes that it is in compliance with this bulletin and that this bulletin will not have an effect on the results of operations or financial position of the Company.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," effective in the fourth quarter of 2000. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered. It requires that an entity recognize the cost of the sales incentive at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. EITF 00-14 also requires that the reduction in or refund of the selling price of the product resulting from any sales incentive be classified as a reduction of revenue. The Company is evaluating the effect of this Issue and believes that EITF 00-14 will not have a material effect on the Company's expense classifications, operations or financial position.

     In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 is also effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. The Company is evaluating this Issue and believes that EITF 00-10 may result in reclassification of revenue and expense amounts but will have no effect on the Company's results of operations or financial position.

     Also in September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently evaluating this statement and its effect on the Company's consolidated financial position.

FORWARD LOOKING STATEMENTS

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under the "Results of Operations" and "Liquidity and Capital Resources" headings. Forward looking statements include the Company's expectations with respect to factors that affect net sales, nonrecurring expenses, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK  MANAGEMENT

     The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company's most significant transactional foreign currency exposures are the British pound in relation to the Euro and the British pound, the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                         27.1 - Financial  Data  Schedule -  September  30, 2000
(electronic filing purposes only).

                  (b)    Reports on Form 8-K

                         None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                 AGCO CORPORATION
                                 -----------------------------------------------
                                 Registrant




Date: November 14, 2000          /s/  Donald R. Millard
                                 -----------------------------------------------
                                 Donald R. Millard
                                 Sr. Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



    Exhibit             Description                      Sequentially Numbered
     Number                                                       Page
------------  -------------------------------            ----------------------
              Financial Data Schedule - September 30, 2000
27.1          (electronic filing purposes only).                --





