Form 10-K/A
period 1999-12-31
AGCO CORP /DE
filed 2001-03-29
CIK 880266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO
                                          ---------         ---------

                         COMMISSION FILE NUMBER: 1-12930
                                AGCO CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 58-1960019
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

   4205 RIVER GREEN PARKWAY, DULUTH, GEORGIA                   30096
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

WHOLESALE FINANCING

         Primarily in the United States and Canada, the Company engages in the standard industry practice of providing dealers with inventories of farm equipment for extended periods. The terms of the Company's wholesale finance agreements with its dealers vary by region and product line with fixed payment schedules on all sales. In the United States and Canada, dealers are typically not required to make an initial down payment, and the Company's terms allow for an interest-free period generally ranging from one to twelve months, depending on the product. The Company also provides financing to dealers on used equipment accepted in trade. The Company retains a security interest in all new and used equipment it finances.

         Typically, the sales terms outside the United States and Canada are of a shorter duration. The sales terms generally range from 30 day terms 180 days. In many cases, the Company retains a security interest in the equipment sold on extended terms. In certain international markets, the Company's sales are backed by letters of credit or credit insurance.

         For sales outside the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. In the United States and Canada, where approximately 24% of the Company's net sales were generated in 1999, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from 1 to 12 months with the exception of certain seasonal products which bear interest after various periods depending on the timing of shipment and the dealer's or distributor's sales during the preceding year. For the year ended December 31, 1999, 17.4%, 4.4%, 1.2% and 0.7% of the Company's net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than above because the equipment receivable in the United States and Canada is due immediately upon sale by the dealer or distributor to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

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

FORWARD LOOKING STATEMENTS

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under the "Outlook," "Liquidity and Capital Resources," "Restructuring and other infrequent Expenses," "Year 2000," and "Euro Currency" headings. Forward looking statements include the Company's expectations with respect to future commodity prices, export demand for commodities, farm income, demand for agricultural equipment, production levels, the impact of cost reduction initiatives, operating margins, overall profitability and the availability of capital. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchange rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties including the Year 2000 readiness, changes in environmental, international trade and other laws and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

ITEM 2.  Properties

         The principal properties of the Company as of December 31, 1999 are as follows:

                                                                                                  LEASED         OWNED
            LOCATION                                   DESCRIPTION PROPERTY                      (SQ. FT.)     (SQ. FT.)
            --------                                   --------------------                      ---------     ---------

North America:
   Duluth, Georgia......................    Corporate Headquarters                                125,000
   Coldwater, Ohio (A)..................    Manufacturing                                                        1,490,000
   Hesston, Kansas (B)..................    Manufacturing                                                        1,115,000
   Independence, Missouri...............    Manufacturing                                                          450,000
   Lockney, Texas (A)...................    Manufacturing                                         190,000
   Queretaro, Mexico....................    Manufacturing                                                           13,500
   Willmar, Minnesota...................    Manufacturing                                                          223,400
   Kansas City, Missouri................    Warehouse                                             425,000
   Batavia, Illinois....................    Parts Distribution                                    310,200
International:
   Coventry, United Kingdom.............    Regional Headquarters/Manufacturing                                  4,135,150
   Beauvais, France (C).................    Manufacturing                                                        3,740,000
   Marktoberdorf, Germany...............    Manufacturing                                                        2,411,000
   Baumenheim, Germany..................    Manufacturing                                                        1,890,000
   Kempten, Germany.....................    Manufacturing                                                          582,000
   Randers, Denmark.....................    Manufacturing                                                          683,000
   Haedo, Argentina.....................    Parts Distribution/Sales Office                        32,366
   Noetinger, Argentina (A).............    Manufacturing                                                          152,820
   San Luis, Argentina (D)..............    Manufacturing                                                           57,860
   Canoas, Rio Grande do Sul, Brazil....    Regional Headquarters/Manufacturing                                    452,400
Santa Rosa, Rio Grande do Sul, Brazil...    Manufacturing                                                          297,100
Ennery, France..........................    Part Distribution                                                      269,100
Sunshine, Victoria, Australia...........    Regional Headquarters                                                   37,200
Tottenham, Victoria, Australia..........    Parts Distribution                                                     179,960
Stoneleigh, United Kingdom..............    Training Facility/Office                               44,000

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

         Report of Independent Public Accountants.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

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

         The financial statements of Agricredit Acceptance LLC included in
Exhibit 13.1 to this Form 10-K are incorporated herein by reference.

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

         Report of Independent Public Accountants.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Balance Sheets at December 31, 1999 and 1998.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         The financial statements of Agricredit Acceptance LLC included in
Exhibit 13.1 to this Form 10-K are incorporated by reference in Part II,
Item 8.

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

         (a) 3. The following exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------
3.1          --      Certificate of Incorporation of the Registrant incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

3.2          --      By-Laws of the Registrant incorporated by reference to the
                     Company's Annual Report on From 10-K for the year ended
                     December 31, 1997.

4.1          --      Rights Agreement, as amended, between and among AGCO
                     Corporation and SunTrust Bank, as rights agent, dated as of
                     April 27, 1994 incorporated by reference to the Company's
                     quarterly report on Form 10-Q for the quarter ended March 31,
                     1994 and the Company's Form 8-A/A dated August 8, 1999.

4.2          --      Indenture between AGCO Corporation and SunTrust Bank, as
                     Trustee, dated as of March 20, 1996, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1995.

10.1         --      1991 Stock Option Plan, as amended, incorporated by reference to the Company's annual report on 10-K for the year ended
                     December 31, 1998.

10.2         --      Form of Stock Option Agreements (Statutory and Nonstatutory)
                     Incorporated by reference to the Company's Registration
                     Statement on Form S-1 (No. 33-43437) dated April 16, 1992.*

10.3         --      Amended and Restated Long-Term Incentive Plan incorporated by
                     Reference to the Company's Annual Report on Form 10-K for the
                     Year ended December 31, 1997.*

10.4         --      Nonemployee Director Stock Incentive Plan, as amended
                     Incorporated by reference to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1997.*

10.5         --      Management Incentive Compensation Plan incorporated by
                     Reference to the Company's Annual Report on Form 10-K for the
                     Year ended December 31, 1995.*

10.6         --      Second Amended and Restated Credit Agreement dated as of March
                     12, 1999 among AGCO Corporation and certain of its affiliates and various lenders, incorporated by reference to the
                     Company's annual report for the year ended December 31, 1998.

10.7         --      Employment and Severance Agreement by and between AGCO
                     Corporation and Robert J. Ratliff incorporated by reference to
                     The Company's Annual Report on Form 10-K for the year ended
                     December 31, 1995.*

10.8         --      Employment and Severance Agreement by and between AGCO
                     Corporation and John M. Shumejda incorporated by reference to
                     The Company's Annual Report on Form 10-K for the year ended
                     December 31, 1995.*

10.9         --      Employment and Severance Agreement by and between AGCO
                     Corporation and James M. Seaver.*

10.10        --      Employment and Severance Agreement by and between AGCO
                     Corporation and Edward R. Swingle.*

10.11        --      Employment and Severance Agreement by and between AGCO
                     Corporation and Chris E. Perkins.*

10.12        --      Receivables Purchase Agreement dated as of January 27, 2000 among AGCO Corporation, AGCO Funding Corporation and
                     Cooperative Centrale Raiffeisen-Boerenleenbank B.A., as
                     administrative agent.

12.0         --      Statement re: Computation of Earnings to Combined Fixed
                     Charges.

13.0         --      Portions of the AGCO Corporation Annual Report to Stockholders
                     for the year ended December 31, 1999 expressly incorporated herein by reference.

13.1         --      Financial Statements of Agricredit Acceptance LLC.

21.0         --      Subsidiaries of the Registrant.

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------

23.0         --      Consent of Arthur Andersen LLP, independent public
                     accountants.

24.0         --      Power of Attorney

27.1         --      Financial Data Schedule -- December 31, 1999 (filed for SEC
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

                                   AGCO Corporation

                                   By:      /s/ JOHN M. SHUMEJDA
                                      ---------------------------------------
                                                John M. Shumejda
                                      President and Chief Executive Officer
Dated: March 29, 2001

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

                  SIGNATURE                                         TITLE                                      DATE
                  ---------                                         -----                                      ----

           /s/ ROBERT J. RATLIFF*                      Chairman of the Board                                      *
-------------------------------------------------
              Robert J. Ratliff

            /s/ JOHN M. SHUMEJDA                       President and Chief Executive                        March 29, 2001
-------------------------------------------------      Officer, Director
              John M. Shumejda

            /s/ DONALD R. MILLARD                      Senior Vice President and Chief                      March 29, 2001
-------------------------------------------------      Financial Officer (Principal
              Donald R. Millard                        Financial Officer and Principal
                                                       Accounting Officer)

           /s/  HENRY J. CLAYCAMP*                     Director                                                   *
-------------------------------------------------
              Henry J. Claycamp

             /s/  WOLFGANG DEML*                       Director                                                   *
-------------------------------------------------
                Wolfgang Deml

         /s/  GERALD B. JOHANNESON*                    Director                                                   *
-------------------------------------------------
            Gerald B. Johanneson

          /s/  ANTHONY D. LOEHNIS*                     Director                                                   *
-------------------------------------------------
             Anthony D. Loehnis

            /s/  WOLFGANG SAUER*                       Director                                                   *
-------------------------------------------------
               Wolfgang Sauer

                                                       Director                                                  --
-------------------------------------------------
                Wayne Booker

                                                       Director                                                  --
-------------------------------------------------
               Curtis E. Moll

                                                       Director                                                  --
-------------------------------------------------
               David E. Momot

                                                       Director                                                  --
-------------------------------------------------
                 Henk Visser

*By:       /s/ STEPHEN D. LUPTON                                                                            March 29, 2001
-------------------------------------------------
             STEPHEN D. LUPTON
              Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K


                                  ITEM 14(A)(2)


                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To AGCO Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets of AGCO CORPORATION AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 1, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II -- Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 1, 2000

                                                                     SCHEDULE II

                        AGCO CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                                                ADDITIONS
                                                                          ---------------------
                                                                          CHARGED      CHARGED
                                                BALANCE AT                TO COSTS    (CREDITED)                   BALANCE
                                                BEGINNING    ACQUIRED        AND       TO OTHER                    AT END
DESCRIPTION                                     OF PERIOD   BUSINESSES    EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
-----------                                     ---------   ----------    --------     --------    ----------     ---------

Year ended December 31, 1999
   Allowances for sales incentive
      discounts............................     $    58.4    $     --    $    80.3   $      --    $    (85.1)    $    53.6
                                                =========    ========    =========   =========    ==========     =========
Year ended December 31, 1998
   Allowances for sales incentive
      discounts............................     $    53.1    $    1.4    $   108.0   $      --    $   (104.1)    $    58.4
                                                =========    ========    =========   =========    ==========     =========
Year ended December 31, 1997
   Allowances for sales incentive
      discounts............................     $    45.4    $      0    $    98.5   $      --    $    (90.8)    $    53.1
                                                =========    ========    =========   =========    ==========     =========

                                                                                 ADDITIONS
                                                                          ---------------------
                                                                           CHARGED      CHARGED
                                                BALANCE AT                TO COSTS    (CREDITED)                   BALANCE
                                                BEGINNING    ACQUIRED        AND       TO OTHER                    AT END
DESCRIPTION                                     OF PERIOD   BUSINESSES    EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
-----------                                     ---------   ----------    --------     --------    ----------     ---------

Year ended December 31, 1999
   Allowances for doubtful receivables.....     $    49.4    $     --    $     3.8   $      --    $    (10.2)    $    43.0
                                                =========    ========    =========   =========    ==========     =========
Year ended December 31, 1998
   Allowances for doubtful receivables.....     $    44.1    $    0.6    $    10.7   $      --    $     (6.0)    $    49.4
                                                =========    ========    =========   =========    ==========     =========
Year ended December 31, 1997
   Allowances for doubtful receivables.....     $    30.4    $    4.1    $    17.6   $      --    $     (8.0)    $    44.1
                                                =========    ========    =========   =========    ==========     =========

                                                                                 ADDITIONS
                                                                          ---------------------
                                                                           CHARGED      CHARGED
                                                BALANCE AT                TO COSTS    (CREDITED)                   BALANCE
                                                BEGINNING    ACQUIRED        AND       TO OTHER                    AT END
DESCRIPTION                                     OF PERIOD   BUSINESSES    EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
-----------                                     ---------   ----------    --------     --------    ----------     ---------

Year ended December 31, 1999
   Accruals of severance, relocation
      and other integration costs..........     $   35.0     $    --     $     9.6(a)  $    --    $   (22.4)     $   22.2
                                                ========     =======     =========     =======    =========      ========
Year ended December 31, 1998
   Accruals of severance, relocation
      and other integration costs..........     $   12.4     $   6.5     $    32.8(b)  $    --    $   (16.7)     $   35.0
                                                ========     =======     =========     =======    =========      ========
Year ended December 31, 1997
   Accruals of severance, relocation
      and other integration costs..........     $    4.7     $   6.5     $    18.2     $    --    $   (17.0)     $   12.4
                                                ========     =======     =========     =======    =========      ========

(a) Excludes restructuring and other infrequent expenses related to the writedown of property, plant and equipment of $14.9 million.

(b) Excludes restructuring and other infrequent expenses related to pension and postretirement benefit expenses of $7.2 million.

                                  EXHIBIT INDEX

EXHIBIT
NO.                                    DESCRIPTION                                                                 PAGE
---                                    -----------                                                                 ----

3.1      --      Certificate of Incorporation of Registrant.                                                           *

3.2      --      By-Laws of the Registrant.                                                                            *

4.1      --      Rights Agreement between and among AGCO Corporation and  Chemical Bank.                               *

4.2      --      Indenture between AGCO Corporation and SunTrust Bank, as  Trustee.                                    *

10.1     --      1991 Stock Option Plan, as amended.                                                                   *

10.2     --      Form of Stock Option Agreements (Statutory and Nonstatutory).                                         *

10.3     --      Amended and Restated Long-Term Incentive Plan.                                                        *

10.4     --      Nonemployee Director Stock Incentive Plan, as amended.                                                *

10.5     --      Management Incentive Compensation Plan.                                                              **

10.6     --      Second Amended and Restated Credit Agreement dated as of January 14,                                  *
                 1997, among AGCO Corporation and certain of its affiliates and various lenders, incorporated by reference to the Company's annual report for the year ended December 31, 1998.

10.7     --      Employment and Severance Agreement by and between AGCO Corporation and Robert J. Ratliff.             *

10.8     --      Employment and Severance Agreement by and between AGCO Corporation and John M. Shumejda.              *

10.9     --      Employment and Severance Agreement by and between AGCO Corporation and James M. Seaver.              **

10.10    --      Employment and Severance Agreement by and between AGCO Corporation and Edward R. Swingle             **

10.11    --      Employment and Severance Agreement by and between AGCO Corporation and Chris E. Perkins.             **

10.12    --      Receivables Purchase Agreement dated as of January 27, 2000                                          **
                 among AGCO Corporation, AGCO Funding Corporation and
                 Cooperative Centrale Raiffeisen-Boerenleenbank B.A., as administrative agent.

12.0     --      Statement re: Computation of Earnings to Combined Fixed Charges.                                     **

13.0     --      Portions of the AGCO Corporation Annual Report to
                 Stockholders for the year ended December 31, 1999.

13.1     --      Financial Statements of Agricredit Acceptance LLC

21.0     --      Subsidiaries of the Registrant.                                                                      **

23.0     --      Consent of Arthur Andersen LLP, independent public accountants.

23.1     --      Consent of KPMG LLP for financial statements of Agricredit Acceptance LLC                            **

27.1     --      Financial Data Schedule -- December 31, 1999 (filed for SEC reporting purposes only)                 **

---------------
 * Incorporated herein by reference
** Previously Filed.