Form 10-Q/A
period 2000-03-31
AGCO CORP /DE
filed 2001-03-29
CIK 880266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ===========

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO
                                   --------------------    --------------------

                         COMMISSION FILE NUMBER 1-12930
                                                -------

                                   ===========

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

                                   ===========

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

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                        Page
                                                                                                                      Numbers
                                                                                                                      -------
PART I.  FINANCIAL INFORMATION:

          Item 1.          Financial Statements

                           Condensed Consolidated Balance
                           Sheets - March 31, 2000 and
                           December 31, 1999...........................................................................    3

                           Condensed Consolidated Statements
                           of Operations for the Three Months
                           Ended March 31, 2000 and 1999...............................................................    4

                           Condensed Consolidated Statements
                           of Cash Flows for the Three Months
                           Ended March 31, 2000 and 1999...............................................................    5

                           Notes to Condensed Consolidated
                           Financial Statements........................................................................    6

          Item 2.          Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations...............................................................................   11

          Item 3.          Quantitative and Qualitative Disclosures
                           about Market Risk...........................................................................   17

PART II.  OTHER INFORMATION:

          Item 6.          Exhibits and Reports on Form 8-K............................................................   18

SIGNATURES ............................................................................................................   19

Part I.  Financial Information
Item 1.  Financial Statements

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                       MARCH 31,           DECEMBER 31,
                                                                                          2000                 1999
                                                                                      -----------          ------------
                                                                                      (UNAUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents .............................................          $     10.4           $     19.6
      Accounts and notes receivable, net ....................................               598.3                758.2
      Inventories, net ......................................................               596.9                561.1
      Other current assets ..................................................                82.9                 77.2
                                                                                       ----------           ----------
         Total current assets ...............................................             1,288.5              1,416.1
Property, plant and equipment, net ..........................................               299.2                310.8
Investment in affiliates ....................................................                96.7                 93.6
Other assets ................................................................               152.7                140.1
Intangible assets, net ......................................................               306.2                312.6
                                                                                       ----------           ----------
         Total assets .......................................................          $  2,143.3           $  2,273.2
                                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable ......................................................          $    258.1           $    244.2
      Accrued expenses ......................................................               389.4                408.2
      Other current liabilities .............................................                37.2                 29.8
                                                                                       ----------           ----------
         Total current liabilities ..........................................               684.7                682.2
Long-term debt ..............................................................               587.1                691.7
Postretirement health care benefits .........................................                25.7                 25.4
Other noncurrent liabilities ................................................                43.8                 44.8
                                                                                       ----------           ----------
         Total liabilities ..................................................             1,341.3              1,444.1
                                                                                       ----------           ----------

Stockholders' Equity:
      Common stock: $0.01 per value, 150,000,000 shares authorized,
         59,587,761 and 59,579,559 shares issued and outstanding
         at March 31, 2000 and December 31, 1999, respectively ..............                 0.6                  0.6
      Additional paid-in capital ............................................               427.7                427.7
      Retained earnings .....................................................               610.6                621.9
      Unearned compensation .................................................                (3.6)                (5.1)
      Accumulated other comprehensive income ................................              (233.3)              (216.0)
                                                                                       ----------           ----------
         Total stockholders' equity .........................................               802.0                829.1
                                                                                       ----------           ----------
         Total liabilities and stockholders' equity .........................          $  2,143.3           $  2,273.2
                                                                                       ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                         2000               1999
                                                                                        --------            --------
Net sales ...................................................................           $  529.8            $  561.6
Cost of goods sold ..........................................................              452.7               482.6
                                                                                        --------            --------
     Gross profit ...........................................................               77.1                79.0

Selling, general and administrative expenses ................................               58.4                57.9
Engineering expenses ........................................................               10.5                11.8
Restructuring and other infrequent expenses .................................                1.9                  --
Amortization of intangibles .................................................                3.8                 3.7
                                                                                        --------            --------
                                                                                             2.5                 5.6
     Income from operations

Interest and financing expense, net .........................................               20.5                16.5
Other expense, net ..........................................................                3.7                 4.8
                                                                                        --------            --------

Loss before income taxes and equity in net earnings
    of affiliates ...........................................................              (21.7)              (15.7)

Income tax benefit ..........................................................               (8.7)               (5.8)
                                                                                        --------            --------

Loss before equity in net earnings of affiliates ............................              (13.0)               (9.9)

Equity in net earnings of affiliates ........................................                2.3                 2.7
                                                                                        --------            --------

Net loss ....................................................................           $  (10.7)           $   (7.2)
                                                                                        ========            ========

Net loss per common share:
     Basic ..................................................................           $  (0.18)           $  (0.12)
                                                                                        ========            ========
     Diluted ................................................................           $  (0.18)           $  (0.12)
                                                                                        ========            ========

Weighted average number of common and common equivalent shares outstanding:
     Basic ..................................................................               58.9                58.5
                                                                                        ========            ========
     Diluted ................................................................               58.9                58.5
                                                                                        ========            ========

Dividends declared per common share .........................................           $   0.01            $   0.01
                                                                                        ========            ========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED AND IN MILLIONS)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                          2000                  1999
                                                                                        --------            --------
Cash flows from operating activities:
      Net loss ..............................................................           $  (10.7)           $   (7.2)
                                                                                        --------            --------
      Adjustments to reconcile net loss to net cash provided by (used for)
      operating activities:
          Depreciation and amortization .....................................               13.7                14.5
          Amortization of intangibles .......................................                3.8                 3.7
          Amortization of unearned compensation .............................                1.5                 1.8
          Equity in net earnings of affiliates,
             net of cash received ...........................................               (2.3)               (2.7)
          Deferred income tax benefit .......................................              (14.8)               (2.7)
          Changes in operating assets and liabilities, net of effects from purchase/sale of businesses:
             Accounts and notes receivable, net .............................              142.2               (22.6)
             Inventories, net ...............................................              (46.5)              (42.2)
             Other current and noncurrent assets ............................               (7.1)              (20.0)
             Accounts payable ...............................................               20.4                (8.8)
             Accrued expenses ...............................................              (16.0)              (43.2)
             Other current and noncurrent liabilities .......................                8.0                (9.1)
                                                                                        --------            --------
               Total adjustments ............................................              102.9              (131.3)
                                                                                        --------            --------
               Net cash provided by (used for) operating activities .........               92.2              (138.5)
                                                                                        --------            --------
Cash flows from investing activities:
          Purchase of property, plant and equipment .........................               (7.5)               (6.9)
          Investment in unconsolidated affiliates ...........................               (1.2)                 --
                                                                                        --------            --------
               Net cash used for investing activities .......................               (8.7)               (6.9)
                                                                                        --------            --------
Cash flows from financing activities:
          Proceeds from (repayments of) long-term debt, net .................              (93.4)              153.4
          Dividends paid on common stock ....................................               (0.6)               (0.6)
                                                                                        --------            --------
               Net cash provided by (used for) financing activities .........              (94.0)              152.8
                                                                                        --------            --------
          Effect of exchange rate changes on cash and cash equivalents ......                1.3                (2.3)
                                                                                        --------            --------
          Increase (decrease) in cash and cash equivalents ..................               (9.2)                5.1
          Cash and cash equivalents, beginning of period ....................               19.6                15.9
                                                                                        --------            --------
          Cash and cash equivalents, end of period ..........................           $   10.4            $   21.0
                                                                                        ========            ========

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

2.       RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the fourth quarter of 1999, the Company announced its plan to close its Coldwater, Ohio; Lockney, Texas; and Noetinger, Argentina manufacturing facilities. The majority of production in these facilities will be relocated to existing Company facilities or outsourced to third parties. The Coldwater, Ohio facility was permanently closed in 1999 and the Lockney, Texas and Noetinger, Argentina are planned to close in 2000. In the fourth quarter of 1999, the Company recorded restructuring and other infrequent expenses of $24.5 million related to employee severance and other costs associated with the closure of these facilities. In the first quarter of 2000, the Company recorded additional restructuring and other infrequent expenses of $1.9 million related to employee severance, facility closure costs and other production transition costs. The components of the expenses are summarized in the following table (in millions):

                                                                      1999            2000
                                                                  Restructuring   Restructuring
                                                                    and other       and other                        Reserve
                                                                   infrequent      infrequent       Expenses       Balance at
                                                                    Expenses        Expenses        Incurred     March 31, 2000
                                                                  -------------   -------------     --------     --------------
Employee severance .........................................        $    1.9        $    0.6        $    1.1        $    1.4
Facility closure costs .....................................             7.7             0.7             3.0             5.4
Write-down of property plant
   and equipment ...........................................            14.9              --            14.9              --
Production transition costs ................................              --             0.6             0.6              --
                                                                    --------        --------        --------        --------
                                                                    $   24.5        $    1.9        $   19.6        $    6.8
                                                                    ========        ========        ========        ========

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

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 2000 and December 31, 1999 (in millions):

                                                                                          March 31,         December 31,
                                                                                            2000                1999
                                                                                         ----------         ------------
         Revolving credit facility ............................................          $    330.5          $    431.4
         Senior subordinated notes ............................................               248.5               248.5
         Other long-term debt .................................................                 8.1                11.8
                                                                                         ----------          ----------

                                                                                         $    587.1          $    691.7
                                                                                         ==========          ==========

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

         The components of interest and financing expense, net are as follows:

                                                                                   March 31,       March 31,
                                                                                     2000             1999
                                                                                   ---------       ---------
         Interest expense, net ...........................................          $  10.5          $  16.5
         Loss on sale of accounts receivable .............................             10.0               --
                                                                                    -------          -------
                                                                                    $  20.5          $  16.5
                                                                                    =======          =======

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

         A reconciliation of net loss and the weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share for the three months ended March 31, 2000 and 1999 is as follows (in millions, except per share data):

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                       ---------------------------
                                                                                         2000               1999
                                                                                       --------           --------
BASIC EARNINGS PER SHARE

Weighted average number of common shares outstanding ........................              58.9               58.5
                                                                                       ========           ========
Net loss ....................................................................          $  (10.7)          $   (7.2)
                                                                                       ========           ========
Net loss per common share ...................................................          $  (0.18)          $  (0.12)
                                                                                       ========           ========

DILUTED EARNINGS PER SHARE

Weighted average number of common shares outstanding ........................              58.9               58.5
Assumed vesting of restricted stock .........................................                --                 --
Assumed exercise of outstanding stock options ...............................                --                 --
                                                                                       --------           --------
Weighted average number of common and common equivalent
    shares outstanding ......................................................              58.9               58.5
                                                                                       ========           ========
Net loss ....................................................................          $  (10.7)          $   (7.2)
                                                                                       ========           ========
Net loss per common share ...................................................          $  (0.18)          $  (0.12)
                                                                                       ========           ========

5.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at March 31, 2000 and December 31, 1999 were as follows (in millions):

                                                                                        March 31,          March 31,
                                                                                           2000               1999
                                                                                        ---------          ---------
         Finished goods .......................................................          $  277.4           $  248.4
         Repair and replacement parts .........................................             234.2              229.3
         Work in process, production parts and raw materials ..................             153.8              154.6
                                                                                         --------           --------
                Gross inventories .............................................             665.4              632.3
         Allowance for surplus and obsolete inventories .......................             (68.5)             (71.2)
                                                                                         --------           --------
                Inventories, net ..............................................          $  596.9           $  561.1
                                                                                         ========           ========

6.       COMPREHENSIVE INCOME

         The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was as follows (in millions):

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                         ----------------------------
                                                                                           2000                1999
                                                                                         --------           ---------
         Net loss .............................................................          $  (10.7)          $    (7.2)
         Other comprehensive income (loss):
              Foreign currency translation adjustments ........................             (17.3)             (108.3)
                                                                                         --------           ---------

         Total comprehensive income (loss) ....................................          $  (28.0)          $  (115.5)
                                                                                         ========           =========

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

                                                          North         South     Europe/Africa/
                                                         Americ        America     Middle East     Asia/Pacific    Consolidated
                                                        --------       -------    --------------   ------------    ------------
2000
Net sales                                               $  138.7       $  47.2       $  318.4         $  25.5         $  529.8
Income (loss) from operations                              (10.7)         (1.2)          18.0             3.7              9.8

1999
Net sales                                               $  141.1       $  49.3       $  350.6         $  20.6         $  561.6
Income (loss) from operations                               (7.2)         (1.5)          18.4             2.1             11.8

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                         -------------------------
                                                                                           2000              1999
                                                                                         -------           -------
         Segment income from operations .......................................          $   9.8           $  11.8
         Restricted stock compensation expense ................................             (1.6)             (2.5)
         Restructuring and other infrequent expenses ..........................             (1.9)               --
         Amortization of intangibles ..........................................             (3.8)             (3.7)
                                                                                         =======           =======
         Consolidated income from operations ..................................          $   2.5           $   5.6
                                                                                         =======           =======

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

         In May 2000, the Company announced its plans to close its combine manufacturing facility in Independence, Missouri and relocate production to HFI. The closing of the facility is expected to be completed by the end of 2000. The Company expects to record restructuring and other infrequent expenses of approximately $20 million in 2000 related to the Independence facility closure.

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

RESULTS OF OPERATIONS

         The Company recorded a net loss for the quarter ended March 31, 2000 of $10.7 million compared to a net loss of $7.2 million for the same period in 1999. Net loss per common share on a diluted basis was $0.18 and $0.12 for the first quarter of 2000 and 1999, respectively. The net loss for the first quarter of 2000 included restructuring and other infrequent expenses ("restructuring expenses") of $1.9 million, or $0.02 per share, associated with the closure of certain manufacturing facilities announced in 1999 and an $8.0 million loss, or $0.08 per share, associated with the completion of an asset backed securitization facility in January 2000 (see Liquidity and Capital Resources). Excluding restructuring expenses and the loss on the securitization facility, the Company's results in the quarter improved compared to the prior year.

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

         STATEMENTS OF OPERATIONS

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

         The Company recorded restructuring expenses of $1.9 million for the first quarter of 2000 related to the closing of the Company's Coldwater, Ohio and Lockney, Texas manufacturing facilities announced in 1999. These restructuring expenses related to employee severance, facility closure costs and production transition costs. The Company recorded restructuring expenses of $24.5 million in the fourth quarter of 1999 related to the facility closures.

         Income from operations was $2.5 million (.5% of net sales) for the three months ended March 31, 2000, as compared to $5.6 million (1.0% of net sales) for the same period in 1999. Excluding restructuring expenses, income from operations in 2000 was $4.4 million (.8% of net sales). Operating income, as a percentage of net sales, was lower primarily because of higher SG&A expenses relative to net sales compared to 1999.

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

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the fourth quarter of 1999, the Company announced its plan to close its Coldwater, Ohio; Lockney, Texas; and Noetinger, Argentina manufacturing facilities. The closure of the two facilities in the United States is consistent with the Company's efforts to continue to resize its operations to current industry demand which has declined significantly since the middle of 1998. The Noetinger, Argentina closure is consistent with the Company's strategy to consolidate production in South America. The Company closed the Coldwater facility in 1999 and expects to close the Lockney and Noetinger facilities in 2000. The rationalization of the Company's production facilities is expected to generate cost savings of $10 million to $15 million from the elimination of production overhead costs beginning in the year 2000.

         In connection with the closures, the Company recorded restructuring and other infrequent expenses, representing unusual or infrequent expenses, of $24.5 million in 1999 and $1.9 million in the first quarter of 2000. The components of the expenses are summarized in the following table (in millions).

                                                                  1999            2000
                                                            Restructuring    Restructuring
                                                               and other        and other                        Balance
                                                              infrequent       infrequent       Expenses       at March 31,
                                                               Expenses         Expenses        Incurred           2000
                                                            -------------    -------------      --------       ------------
         Employee severance ..........................          $   1.9          $  0.6          $   1.1          $  1.4
         Facility closure costs ......................              7.7             0.7              3.0             5.4
         Write-down of property, plant
            and equipment ............................             14.9              --             14.9              --
         Production transition costs .................               --             0.6              0.6              --
                                                                -------          ------          -------          ------
                                                                $  24.5          $  1.9          $  19.6          $  6.8
                                                                =======          ======          =======          ======

         The employee severance costs relate to the termination of approximately 580 production employees and 100 production staff employees of which approximately 540 employees have been terminated as of March 31, 2000. The million of facility closure costs include employee and other exit costs to be incurred after operations cease in addition to noncancelable operating lease obligations. The write-down of property, plant and equipment consisted of $7.0 million related to machinery and equipment and $7.9 million for buildings and improvements and was based on the estimated fair value of the assets compared to their carrying value. The production transition costs include costs to integrate production into other existing AGCO facilities. The remaining costs accrued at March 31 are expected to be paid in year 2000 and 2001. The Company also expects to incur an additional $6.0 million of restructuring and other infrequent expenses in 2000 and 2001 related to these closures.

         In May 2000, the Company announced its plans to close its combine manufacturing facility in Independence, Missouri and relocate production to HFI. The closing of the facility is expected to be completed by the end of 2000. The closure of the Independence facility is consistent with the Company's efforts to rationalize production in response to lower industry demand and is expected to generate annual cost savings of approximately $10 million. The Company expects to record restructuring and other infrequent expenses of approximately $20 million in 2000 related to the Independence facility closure.

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

         The Company's debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 42.3% at March 31, 2000 compared to 45.5% at December 31, 1999. The decrease is attributable to a reduction of indebtedness of $104.6 million from December 31, 1999 due to the reduction in outstanding borrowings from proceeds from the Securitization Facility, offset to some extent by the negative cumulative translation adjustment to equity of $17.3 million, primarily related to the weakening of the Euro in relation to the U.S. dollar.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

         The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The majority of the Company's revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia which is primarily denominated in British pounds, Euros or U.S. dollars. The Company's most significant transactional foreign currency exposures are the British pound in relation to the Euro and the British pound, the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations.

         The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments arising from receivables, payables, and committed purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts. The Company's hedging policy prohibits foreign currency forward contracts for speculative trading purposes. The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The Company's most significant translation exposures are the British pound, the Euro and the Brazilian real in relation to the U.S. dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

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

                                       AGCO CORPORATION
                                       Registrant



Date: March 29, 2001                   /s/ Donald R. Millard
                                       -----------------------------------------
                                       Donald R. Millard
                                       Senior Vice President and Chief
                                         Financial Officer

                                  EXHIBIT INDEX

                                                                                  Sequentially
Exhibit                                                                             Numbered
 Number                          Description                                          Page
-------           ---------------------------------------------------             ------------
                  Financial Data Schedule - March 31, 2000
27.1*             (electronic filing purposes only).
                                                                                       --

         *        previously filed