Form 10-Q/A
period 2000-06-30
AGCO CORP /DE
filed 2001-03-29
CIK 880266

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                               -----------------    -----------------



                  COMMISSION FILE NUMBER      1-12930
                                            -----------


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

                                 -------------


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

--------------------------------------------------------------------------------

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                Page
                                                                               Numbers
                                                                               -------
PART I.  FINANCIAL INFORMATION:

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheets - June 30, 2000 and
                    December 31, 1999..........................................   3

                    Condensed Consolidated Statements
                    of Operations for the Three Months
                    Ended June 30, 2000 and 1999...............................   4

                    Condensed Consolidated Statements
                    of Operations for the Six Months
                    Ended June 30, 2000 and 1999...............................   5

                    Condensed Consolidated Statements
                    of Cash Flows for the Six Months
                    Ended June 30, 2000 and 1999...............................   6

                    Notes to Condensed Consolidated
                    Financial Statements.......................................   7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..............................................  14

          Item 3.   Quantitative and Qualitative Disclosures
                    about Market Risk..........................................  20

PART II.  OTHER INFORMATION:

          Item 4.   Submission of Matters to a Vote of Security Holders........  21

          Item 6.   Exhibits and Reports on Form 8-K...........................  22

SIGNATURES.....................................................................  23

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                             JUNE 30,       DECEMBER 31,
                                                                               2000             1999
                                                                           -----------      ------------
                                                                           (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents .......................................        $     13.3       $     19.6
   Accounts and notes receivable, net ..............................             603.2            758.2
   Inventories, net ................................................             619.8            561.1
   Other current assets ............................................              87.1             77.2
                                                                            ----------       ----------
      Total current assets .........................................           1,323.4          1,416.1
Property, plant and equipment, net .................................             305.5            310.8
Investment in affiliates ...........................................              88.5             93.6
Other assets .......................................................             162.3            140.1
Intangible assets, net .............................................             299.3            312.6
                                                                            ----------       ----------
      Total assets .................................................        $  2,179.0       $  2,273.2
                                                                            ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ................................................        $    259.5       $    244.2
   Accrued expenses ................................................             436.7            408.2
   Other current liabilities .......................................              15.5             29.8
                                                                            ----------       ----------
      Total current liabilities ....................................             711.7            682.2
Long-term debt .....................................................             592.5            691.7
Postretirement health care benefits ................................              29.9             25.4
Other noncurrent liabilities .......................................              41.2             44.8
                                                                            ----------       ----------
      Total liabilities ............................................           1,375.3          1,444.1
                                                                            ----------       ----------

Stockholders' Equity:
   Common stock: $0.01 par value, 150,000,000 shares authorized,
     59,591,961 and 59,579,559 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively ..........               0.6              0.6
   Additional paid-in capital ......................................             427.8            427.7
   Retained earnings ...............................................             614.1            621.9
   Unearned compensation ...........................................              (2.6)            (5.1)
   Accumulated other comprehensive income ..........................            (236.2)          (216.0)
                                                                            ----------       ----------
      Total stockholders' equity ...................................             803.7            829.1
                                                                            ----------       ----------
      Total liabilities and stockholders' equity ...................        $  2,179.0       $  2,273.2
                                                                            ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                                      2000            1999
                                                                  -----------     -----------
Net sales ................................................        $     633.7     $     683.5
Cost of goods sold .......................................              529.3           572.4
                                                                  -----------     -----------
   Gross profit ..........................................              104.4           111.1

Selling, general and administrative expenses .............               54.4            56.4
Engineering expenses .....................................               10.8            11.1
Restructuring and other infrequent expenses ..............               13.1            --
Amortization of intangibles ..............................                3.5             3.7
                                                                  -----------     -----------
   Income from operations ................................               22.6            39.9

Interest and financing expense, net ......................               15.6            15.2
Other expense, net .......................................                5.5             3.6
                                                                  -----------     -----------

Income before income taxes and equity in net earnings
   of affiliates .........................................                1.5            21.1

Income tax expense .......................................                0.6             7.8
                                                                  -----------     -----------

Income before equity in net earnings of affiliates .......                0.9            13.3

Equity in net earnings of affiliates .....................                3.2             2.2
                                                                  -----------     -----------

Net income ...............................................        $       4.1     $      15.5
                                                                  ===========     ===========

Net income per common share:
   Basic .................................................        $      0.07     $      0.27
                                                                  ===========     ===========
   Diluted ...............................................        $      0.07     $      0.26
                                                                  ===========     ===========

Weighted average number of common and common
    equivalent shares outstanding:
   Basic .................................................               59.1            58.5
                                                                  ===========     ===========
   Diluted ...............................................               59.7            59.6
                                                                  ===========     ===========

Dividends declared per common share ......................        $      0.01     $      0.01
                                                                  ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------------
                                                                            2000              1999
                                                                        -----------       -----------

Net sales ......................................................        $   1,163.5       $   1,245.1
Cost of goods sold .............................................              982.0           1,055.0
                                                                        -----------       -----------
   Gross profit ................................................              181.5             190.1

Selling, general and administrative expenses ...................              112.8             114.3
Engineering expenses ...........................................               21.3              22.9
Restructuring and other infrequent expenses ....................               15.0                --
Amortization of intangibles ....................................                7.3               7.4
                                                                        -----------       -----------

   Income from operations ......................................               25.1              45.5

Interest and financing expense, net ............................               36.1              31.7
Other expense, net .............................................                9.2               8.4
                                                                        -----------       -----------

Income (loss) before income taxes and equity in net earnings
   of affiliates ...............................................              (20.2)              5.4

Income tax expense (benefit) ...................................               (8.1)              2.0
                                                                        -----------       -----------

Income (loss) before equity in net earnings of affiliates ......              (12.1)              3.4

Equity in net earnings of affiliates ...........................                5.5               4.9
                                                                        -----------       -----------

Net income (loss) ..............................................        $      (6.6)      $       8.3
                                                                        ===========        ===========

Net income (loss) per common share:
   Basic .......................................................        $     (0.11)      $      0.14
                                                                        ===========        ===========
   Diluted .....................................................        $     (0.11)      $      0.14
                                                                        ===========       ===========

Weighted average number of common and common
     equivalent shares outstanding:
   Basic .......................................................               59.0              58.5
                                                                        ===========       ===========
   Diluted .....................................................               59.0              59.6
                                                                        ===========       ===========

Dividends declared per common share ............................        $      0.02       $      0.02
                                                                        ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED AND IN MILLIONS)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------------
                                                                                         2000                    1999
                                                                                      ----------              ----------
   Cash flows from operating activities:
      Net income (loss)............................................................   $     (6.6)             $      8.3
                                                                                      ----------              ----------
      Adjustments to reconcile net income (loss) to net cash
          provided by (used for) operating activities:
          Depreciation and amortization............................................         26.1                    28.8
          Amortization of intangibles..............................................          7.3                     7.4
          Amortization of unearned compensation....................................          2.5                     3.5
          Equity in net earnings of affiliates,
             net of cash received..................................................         (5.3)                   (4.9)
          Deferred income tax benefit .............................................        (26.7)                  (16.9)
          Loss on write-down of property, plant and equipment......................          2.9                      --
          Changes in operating assets and liabilities, net of effects from purchase of business:
             Accounts and notes receivable, net....................................        134.7                    (9.1)
             Inventories, net......................................................        (58.7)                  (37.6)
             Other current and noncurrent assets...................................        (12.0)                  (19.0)
             Accounts payable......................................................         17.2                    28.1
             Accrued expenses......................................................         43.1                    18.1
             Other current and noncurrent liabilities..............................        (17.5)                  (10.3)
                                                                                      ----------              ----------
               Total adjustments...................................................        113.6                   (11.9)
                                                                                      ----------              ----------
               Net cash provided by (used for) operating activities................        107.0                    (3.6)
                                                                                      ----------              ----------
   Cash flows from investing activities:
          Purchase of property, plant and equipment................................        (14.1)                  (20.6)
          Purchase of business.....................................................        (10.0)                     --
          Investment in unconsolidated affiliates..................................         (1.2)                   (0.5)
                                                                                      ----------              ----------
               Net cash used for investing activities..............................        (25.3)                  (21.1)
                                                                                      ----------              ----------
   Cash flows from financing activities:
          (Repayments of)/proceeds from long-term debt, net........................        (86.2)                   41.6
          Dividends paid on common stock...........................................         (1.2)                   (1.2)
                                                                                      ----------              ----------
               Net cash (used for) provided by financing activities................        (87.4)                   40.4
                                                                                      ----------              ----------
          Effect of exchange rate changes on cash and cash equivalents.............         (0.6)                   (1.7)
                                                                                      ----------              ----------
          (Decrease) increase in cash and cash equivalents.........................         (6.3)                   14.0
          Cash and cash equivalents, beginning of period...........................         19.6                    15.9
                                                                                      ----------              ----------
          Cash and cash equivalents, end of period.................................   $     13.3              $     29.9
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


RESTRUCTURING AND OTHER INFREQUENT EXPENSES

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

         In connection with these facility closures, the Company recorded restructuring and other infrequent expenses of $24.5 million in the fourth quarter of 1999 and $15.0 million for the six months ended June 30, 2000. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                        1999            2000
                                    Restructuring   Restructuring
                                      and other       and other                           Reserve
                                      infrequent      infrequent         Expenses        Balance at
                                       Expenses        Expenses          Incurred       June 30, 2000
                                    -------------   -------------        --------      ---------------
Employee severance................    $    1.9        $    4.9           $    2.1          $    4.7
Facility closure costs............         7.7             6.1                5.2               8.6
Write-down of property plant
and equipment, net of recoveries..        14.9             1.1               16.0                --
Production transition costs.......          --             2.9                2.9                --
                                      --------        --------           --------          --------
                                      $   24.5        $   15.0           $   26.2          $   13.3
                                      ========        ========           ========          ========


         The severance costs relate to the termination of approximately 1,050 employees of which approximately 768 employees had been terminated as of June 30, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations cease in addition to noncancelable operating lease obligations. The write-down of property, plant and equipment consisted of $.3 million related to machinery and equipment and $.8 million for building and improvements and was based on the estimated fair value compared to their carrying value. The production transition costs include costs to relocate and integrate production into other existing AGCO facilities.

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

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 2000 and December 31, 1999 (in millions):

                                                                 June 30,       December 31,
                                                                   2000             1999
                                                               -----------      ------------

Revolving credit facility...............................       $     335.1      $     431.4
Senior subordinated notes...............................             248.6            248.5
Other long-term debt....................................               8.8             11.8
                                                               -----------      -----------

                                                               $     592.5      $     691.7
                                                               ===========      ===========

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

         The components of interest and financing expense, net are as follows:

                                                     Three Months Ended                  Six Months Ended
                                                 --------------------------         --------------------------
                                                  June 30,         June 30,          June 30,         June 30,
                                                    2000             1999              2000             1999
                                                 ---------        ---------         ---------        ---------

Interest expense, net......................      $    11.9        $    15.2         $    22.4        $    31.7
Loss on sale of accounts receivable........            3.7               --              13.7               --
                                                 ---------        ---------         ---------        ---------
                                                 $    15.6        $    15.2         $    36.1        $    31.7
                                                 =========        =========         =========        =========

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

         A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income
(loss) per common share for the three and six months ended June 30, 2000 and 1999 is as follows (in millions, except per share data):

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                  ---------------------------     ----------------------------
                                                                      2000            1999            2000             1999
                                                                  -----------     -----------     -----------      -----------

BASIC EARNINGS PER SHARE
Weighted average number of common shares outstanding .....               59.1            58.5            59.0             58.5
                                                                  ===========     ===========     ===========      ===========
Net income (loss) ........................................        $       4.1     $      15.5     $      (6.6)     $       8.3
                                                                  ===========     ===========     ===========      ===========
Net income (loss) per common share .......................        $      0.07     $      0.27     $     (0.11)     $      0.14
                                                                  ===========     ===========     ===========      ===========

DILUTED EARNINGS PER SHARE
Weighted average number of common shares outstanding .....               59.1            58.5            59.0             58.5
Assumed vesting of restricted stock ......................                0.5             1.0              --              1.0
Assumed exercise of outstanding stock options ............                0.1             0.1              --              0.1
                                                                  -----------     -----------     -----------      -----------
Weighted average number of common and common equivalent
  shares outstanding .....................................               59.7            59.6            59.0             59.6
                                                                  ===========     ===========     ===========      ===========
Net income (loss) ........................................        $       4.1     $      15.5     $      (6.6)     $       8.3
                                                                  ===========     ===========     ===========      ===========
Net income (loss) per common share .......................        $      0.07     $      0.26     $     (0.11)     $      0.14
                                                                  ===========     ===========     ===========      ===========

6.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at June 30, 2000 and December 31, 1999 were as follows (in millions):

                                                                     June 30,            December 31,
                                                                       2000                  1999
                                                                   -----------           -----------

         Finished goods...........................................  $   283.6             $   248.4
         Repair and replacement parts.............................      234.7                 229.3
         Work in process, production parts and raw materials......      163.9                 154.6
                                                                    ---------             ---------
            Gross inventories.....................................      682.2                 632.3
         Allowance for surplus and obsolete inventories...........      (62.4)                (71.2)
                                                                    ---------             ---------
            Inventories, net......................................  $   619.8             $   561.1
                                                                    =========             =========

7.       COMPREHENSIVE INCOME

         The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 was as follows (in millions):

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                               ------------------------       --------------------
                                                                 2000            1999           2000         1999
                                                               -------         --------       -------      -------

Net income (loss).........................................     $   4.1         $   15.5       $  (6.6)     $   8.3

Other comprehensive income (loss):

Foreign currency translation adjustments..................        (2.9)           (17.7)        (20.2)      (126.0)
                                                               -------         --------       -------      -------

Total comprehensive income (loss).........................     $   1.2         $   (2.2)      $ (26.8)     $(117.7)
                                                               =======         ========       =======      =======

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

                                      North              South          Europe/Africa/
                                     America            America          Middle East        Asia/Pacific       Consolidated
                                    ---------         -----------       --------------      ------------       ------------

Three months ended June 30:

2000
Net sales                           $   185.2         $    55.2           $   371.5          $    21.8          $   633.7
Income (loss) from operations             1.8              (0.9)               36.7                3.0               40.6

1999
Net sales                           $   178.0         $    54.5           $   429.9          $    21.1          $   683.5
Income (loss) from operations             4.4              (3.1)               42.0                2.7               46.0

Six months ended June 30:

2000
Net sales                           $   323.9         $   102.4           $   689.9          $    47.3          $ 1,163.5
Income (loss) from operations            (8.9)             (2.1)               54.7                6.7               50.4

1999
Net sales                           $   319.1         $   103.8           $   780.5          $    41.7          $ 1,245.1
Income (loss) from operations            (2.8)             (4.6)               60.4                4.8               57.8

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                       --------------------------          -------------------------
                                                         2000              1999              2000              1999
                                                       --------          --------          --------          -------
Segment income from operations................         $   40.6          $   46.0          $   50.4          $  57.8
Restricted stock compensation expense.........             (1.4)             (2.4)             (3.0)            (4.9)
Restructuring and other infrequent expenses...            (13.1)               --             (15.0)              --
Amortization of intangibles...................             (3.5)             (3.7)             (7.3)            (7.4)
Consolidated income from operations...........         $   22.6          $   39.9          $   25.1          $  45.5
                                                       ========          ========          ========          =======

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

RESULTS OF OPERATIONS

         The Company recorded net income for the quarter ended June 30, 2000 of $4.1 million compared to net income of $15.5 million for the same period in 1999. Net income per common share on a diluted basis was $0.07 and $0.26 for the second quarter of 2000 and 1999, respectively. Net loss for the first six months of 2000 was $6.6 million compared to net income of $8.3 million for the same period in 1999. The Company recorded a net loss per common share on a diluted basis of $0.11 for the first six months of 2000 compared to net income of $0.14 per common share for the same period in 1999. The results for the second quarter and first six months of 2000 included restructuring and other infrequent expenses ("restructuring expenses") of $13.1 million, or $0.13 per share and $15.0 million, or $0.15 per share, respectively, associated with the closure of certain manufacturing facilities announced in 2000 and 1999. The results for the first six months also included an $8.0 million loss, or $0.08 per share, associated with the completion of an asset backed securitization facility in January 2000 (see "Liquidity and Capital Resources"). Excluding restructuring expenses and the loss on the securitization facility, the remaining decline in the Company's results for the second quarter and first six months of 2000 was primarily related to the negative currency translation impact of the strengthening U.S. dollar compared to the Euro of approximately $0.04 per share and $0.08 per share, respectively.

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

         STATEMENTS OF OPERATIONS

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

         The Company recorded restructuring expenses of $13.1 million and $15.0 million for the three and six months ended June 30, 2000, respectively, related to the closing of its Coldwater, Ohio; Independence, Missouri; Lockney, Texas and Noetinger, Argentina manufacturing facilities announced in 2000 and 1999. These restructuring expenses related to employee severance, facility closure costs, the write-down of property, plant and equipment and production transition costs. The Company recorded restructuring expenses of $24.5 million in the fourth quarter of 1999 related to the facility closures.

         Income from operations was $22.6 million (3.6% of net sales) and $25.1 (2.2% of net sales) for the three months and six months ended June 30, 2000, respectively, compared to $39.9 million (5.8% of net sales) and $45.5 million (3.7% of net sales), respectively, for the same period in the prior year. Excluding restructuring expenses, operating income was $35.7 million (5.6% of net sales) and $40.1 million (3.4% of net sales) for the three and six months ended June 30, 2000, respectively. Operating income, as a percentage of net sales, was lower primarily because of higher SG&A expenses, as a percentage of net sales, compared to 1999.

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

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the second quarter of 2000, the Company announced its plan to permanently close its combine manufacturing facility in Independence, Missouri and relocate existing production to the Company's Hesston, Kansas manufacturing facility. The closure of the Independence facility is a continuation of the Company's strategy to reduce excess manufacturing capacity in its North America plants which began in 1999 with the announced closure of the Company's Coldwater, Ohio and Lockney, Texas manufacturing facilities. The Company also announced closure of its Noetinger, Argentina manufacturing facility in 1999. The closure of these facilities and the consolidation of production in other AGCO facilities is expected to result in a significant cost savings and will improve the overall competitiveness of implements, hay equipment, high horsepower tractors and combines produced in these plants. The Company closed the Coldwater plant in 1999 and the Independence, Lockney and Noetinger plants in 2000. The rationalization of these production facilities is expected to generate annual cost savings of $20 million to $25 million from the elimination of production overhead costs. The Company expects to fully realize these savings in 2001. In connection with these closures, the Company recorded Restructuring and other infrequent expenses of $15.0 million for the six months ended June 30, 2000. The components of the expenses are summarized in the following table:

                                           1999               2000
                                       Restructuring     Restructuring
                                         and other         and other                      Balance at
                                        infrequent         infrequent       Expenses       June 30,
                                         Expenses           Expenses        Incurred         2000
Employee severance ...................   $   1.9            $   4.9          $   2.1        $   4.7
Facility closure costs ...............       7.7                6.1              5.2            8.6
Write-down of property, plant
   and equipment, net of recoveries ..      14.9                1.1             16.0             --
Production transition costs ..........                         --                2.9            2.9
                                         -------            -------          -------        -------
                                         $  24.5            $  15.0          $  26.2        $  13.3
                                         =======            =======          =======        =======

         The severance costs relate to the termination of approximately 1,050 employees of which approximately 768 employees had been terminated at June 30, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations ceased in addition to noncancelable operating lease obligations. The write-down of property, plant and equipment in 2000 consisted of $.3 million related to machinery and equipment and $.8 million for building and improvements and was based on the estimated fair value compared to their carrying value. The production transition costs represent costs to relocate and integrate production into other existing AGCO facilities. The Company expects to record an additional $13.0 million in restructuring and other infrequent expenses in 2000 and 2001 related to these closures.


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

         The Company's debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 42.4% at June 30, 2000 compared to 45.5% at December 31, 1999. The decrease is attributable to a reduction of indebtedness of $99.2 million from December 31, 1999, primarily due to the reduction in outstanding borrowings from proceeds from the Securitization Facility, offset to some extent by the negative cumulative translation adjustment to equity of $20.2 million, primarily related to the weakening of the Euro in relation to the U.S. dollar.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK  MANAGEMENT

         The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The majority of the Company's revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia which is primarily denominated in British pounds, Euros or U.S. dollars. The Company's most significant transactional foreign currency exposures are the British pound in relation to the Euro and the British pound, the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations

         The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments arising from receivables, payables, and committed purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts. The Company's hedging policy prohibits foreign currency forward contracts for speculative trading purposes. The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The Company's most significant translation exposures are the British pound, the Euro and the Brazilian real in relation to the U.S. dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

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


PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on April 26, 2000. The following matters were voted upon and the results of the voting were as follows:

         (1) To elect two directors to serve as Class II directors until the annual meeting in 2003 or until their successors have been duly elected and qualified. The nominees, Messrs. Claycamp and Sauer, were elected to the Company's board of directors. The results follow:

                  Nominee                  Affirmative Votes                 Withheld Votes
                  -------                  -----------------                 --------------

                  Henry J. Claycamp           38,070,383                        5,524,026
                  Wolfgang Sauer              37,628,978                        5,965,431

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



                                          AGCO CORPORATION
                                          ----------------
                                          Registrant




Date: March 29, 2001                       /s/  Donald R. Millard
                                          ----------------------------------
                                          Donald R. Millard
                                          Senior Vice President and Chief
                                          Financial Officer

                                  EXHIBIT INDEX




                                                                  Sequentially
 Exhibit                                                            Numbered
 Number                             Description                       Page
---------         -------------------------------------------     ------------
                    Financial Data Schedule - June 30, 2000
 27.1*              (electronic filing purposes only).                 --




* Previously filed.