Form 10-Q/A
period 2000-09-30
AGCO CORP /DE
filed 2001-03-29
CIK 880266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ---------

                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ____________________

                         COMMISSION FILE NUMBER 1-12930

                                   ---------

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

                                   ---------

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

                       AGCO CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                              Page
                                                                                                             Numbers
                                                                                                             -------
PART I.  FINANCIAL INFORMATION:

          Item 1.          Financial Statements

                           Condensed Consolidated Balance
                           Sheets - September 30, 2000 and
                           December 31, 1999..............................................................      3

                           Condensed Consolidated Statements
                           of Operations for the Three Months
                           Ended September 30, 2000 and 1999...............................................     4

                           Condensed Consolidated Statements
                           of Operations for the Nine Months
                           Ended September 30, 2000 and 1999...............................................     5

                           Condensed Consolidated Statements
                           of Cash Flows for the Nine Months
                           Ended September 30, 2000 and 1999...............................................     6

                           Notes to Condensed Consolidated
                           Financial Statements............................................................     7

          Item 2.          Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations...................................................................    12

          Item 3.          Quantitative and Qualitative Disclosures
                           about Market Risk...............................................................    19

PART II.  OTHER INFORMATION:


          Item 6.          Exhibits and Reports on Form 8-K................................................    21


SIGNATURES.................................................................................................    22

Part I   Financial Information
Item I.  Financial Statements



                       AGCO CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                  2000                 1999
                                                                              ------------         -----------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents ...................................            $      4.0           $     19.6
      Accounts and notes receivable, net ..........................                 518.7                758.2
      Inventories, net ............................................                 604.2                561.1
      Other current assets ........................................                  88.3                 77.2
                                                                               ----------           ----------
         Total current assets .....................................               1,215.2              1,416.1
Property, plant and equipment, net ................................                 297.9                310.8
Investment in affiliates ..........................................                  90.1                 93.6
Other assets ......................................................                 165.7                140.1
Intangible assets, net ............................................                 287.4                312.6
                                                                               ----------           ----------
         Total assets .............................................            $  2,056.3           $  2,273.2
                                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable ............................................            $    221.9           $    244.2
      Accrued expenses ............................................                 389.5                408.2
      Other current liabilities ...................................                  19.6                 29.8
                                                                               ----------           ----------
         Total current liabilities ................................                 631.0                682.2
Long-term debt ....................................................                 582.3                691.7
Postretirement health care benefits ...............................                  28.8                 25.4
Other noncurrent liabilities ......................................                  39.4                 44.8
                                                                               ----------           ----------
         Total liabilities ........................................               1,281.5              1,444.1
                                                                               ----------           ----------

Stockholders' Equity:
      Common stock: $0.01 par value, 150,000,000 shares authorized,
      59,578,628 and 59,579,559 shares issued and outstanding
      at September 30, 2000 and December 31, 1999, respectively ...                   0.6                  0.6
      Additional paid-in capital ..................................                 427.0                427.7
      Retained earnings ...........................................                 615.8                621.9
      Unearned compensation .......................................                  (1.8)                (5.1)
      Accumulated other comprehensive income ......................                (266.8)              (216.0)
                                                                               ----------           ----------
         Total stockholders' equity ...............................                 774.8                829.1
                                                                               ----------           ----------
         Total liabilities and stockholders' equity ...............            $  2,056.3           $  2,273.2
                                                                               ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                       AGCO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                                  2000                  1999
                                                                               ----------            ----------

Net sales .........................................................            $    513.5            $    570.5
Cost of goods sold ................................................                 423.7                 473.4
                                                                               ----------            ----------
     Gross profit .................................................                  89.8                  97.1

Selling, general and administrative expenses ......................                  55.5                  55.7
Engineering expenses ..............................................                  12.4                  11.2
Restructuring and other infrequent expenses .......................                   4.5                  --
Amortization of intangibles .......................................                   3.9                   3.7
     Income from operations........................................                  13.5                  26.5
Interest and financing expense, net ...............................                  14.7                  13.3
Other expense, net ................................................                   2.4                   5.0
                                                                               ----------            ----------

Income (loss) before income taxes and equity in net earnings
    of affiliates .................................................                  (3.6)                  8.2

Income tax expense (benefit) ......................................                  (3.4)                  3.8
                                                                               ----------            ----------

Income (loss) before equity in net earnings of affiliates .........                  (0.2)                  4.4

Equity in net earnings of affiliates ..............................                   2.6                   3.1
                                                                               ----------            ----------

Net income ........................................................            $      2.4            $      7.5
                                                                               ==========            ==========

Net income per common share:
     Basic ........................................................            $      0.04           $      0.13
                                                                               ===========           ===========
     Diluted ......................................................            $      0.04           $      0.13
                                                                               ===========           ===========

Weighted average number of common and common equivalent shares outstanding:
     Basic ........................................................                  59.3                  58.8
                                                                               ===========           ===========
     Diluted ......................................................                  59.7                  59.7
                                                                               ===========           ===========

Dividends declared per common share ...............................            $      0.01           $      0.01
                                                                               ===========           ===========

    See accompanying notes to condensed consolidated financial statements.

                       AGCO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                                  2000                 1999
                                                                               ----------           ----------

Net sales .........................................................            $  1,677.0           $  1,815.6
Cost of goods sold ................................................               1,405.7              1,528.4
                                                                               ----------           ----------
     Gross profit .................................................                 271.3                287.2

Selling, general and administrative expenses ......................                 168.3                170.0
Engineering expenses ..............................................                  33.7                 34.1
Restructuring and other infrequent expenses .......................                  19.5                   --
Amortization of intangibles .......................................                  11.2                 11.1
                                                                               ----------           ----------
     Income from operations........................................                  38.6                 72.0

Interest and financing expense, net ...............................                  50.8                 45.0
Other expense, net ................................................                  11.6                 13.4
                                                                               ----------           ----------

Income (loss) before income taxes and equity in net earnings
    of affiliates .................................................                 (23.8)                13.6

Income tax expense (benefit) ......................................                 (11.5)                 5.8
                                                                               ----------           ----------

Income (loss) before equity in net earnings of affiliates .........                 (12.3)                 7.8

Equity in net earnings of affiliates ..............................                   8.1                  8.0
                                                                               ----------           ----------

Net income (loss) .................................................            $     (4.2)          $     15.8
                                                                               ==========           ==========

Net income (loss) per common share:
     Basic ........................................................            $    (0.07)          $     0.27
                                                                               ==========           ==========
     Diluted ......................................................            $    (0.07)          $     0.27
                                                                               ==========           ==========

Weighted average number of common and common equivalent shares outstanding:
     Basic ........................................................                  59.1                 58.6
                                                                               ==========           ==========
     Diluted ......................................................                  59.1                 59.6
                                                                               ==========           ==========

Dividends declared per common share ...............................            $     0.03           $     0.03
                                                                               ==========           ==========

    See accompanying notes to condensed consolidated financial statements.

                       AGCO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN MILLIONS)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                               2000                     1999
                                                                              ------                   ------

Cash flows from operating activities:
      Net income (loss) ...........................................            $ (4.2)                 $ 15.8
                                                                               ------                  ------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization ...........................              41.4                    42.7
          Amortization of intangibles .............................              11.2                    11.1
          Amortization of unearned compensation ...................               2.6                     4.9
          Equity in net earnings of affiliates,
             net of cash received .................................              (7.8)                   (7.5)
          Deferred income tax benefit .............................             (33.4)                  (23.2)
          Loss on write-down of property, plant and equipment .....               3.1                      --
          Changes in operating assets and liabilities, net of effects from purchase/sale of businesses:
             Accounts and notes receivable, net ...................             193.0                   118.8
             Inventories, net .....................................             (60.0)                   (4.2)
             Other current and noncurrent assets ..................             (15.0)                  (31.9)
             Accounts payable .....................................             (11.0)                  (37.8)
             Accrued expenses .....................................              10.0                   (10.4)
             Other current and noncurrent liabilities .............             (13.5)                   (3.2)
                                                                               ------                  ------
               Total adjustments ..................................             120.6                    59.3
                                                                               ------                  ------
               Net cash provided by operating activities ..........             116.4                    75.1
                                                                               ------                  ------
Cash flows from investing activities:
          Purchase of property, plant and equipment ...............             (33.4)                  (29.4)
          Purchase of business ....................................             (10.0)                     --
          Proceeds from sale/leaseback of property ................                --                    18.7
          Investment in unconsolidated affiliates .................              (1.5)                   (0.6)
                                                                               ------                  ------
               Net cash used for investing activities .............             (44.9)                  (11.3)
                                                                               ------                  ------
Cash flows from financing activities:
          Repayments of long-term debt, net .......................             (84.6)                  (58.5)
          Issuance of common stock ................................               0.2                      --
          Dividends paid on common stock ..........................              (1.8)                   (1.8)
                                                                               ------                  ------
               Net cash used for financing activities .............             (86.2)                  (60.3)
                                                                               ------                  ------
          Effect of exchange rate changes on cash and cash equivalents           (0.9)                   (1.4)
                                                                               ------                  ------
          Increase (decrease) in cash and cash equivalents ........             (15.6)                    2.1
          Cash and cash equivalents, beginning of period ..........              19.6                    15.9
                                                                               ------                  ------
          Cash and cash equivalents, end of period ................            $  4.0                  $ 18.0
                                                                               ======                  ======

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

         In connection with these facility closures, the Company recorded restructuring and other infrequent expenses of $24.5 million in the fourth quarter of 1999 and $19.5 million for the nine months ended September 30, 2000. The components of the expenses are summarized in the following table (in millions):

                                                         1999           2000
                                                    Restructuring   Restructuring
                                                      and Other       and Other                  Reserve Balance
                                                      Infrequent      Infrequent     Expenses    at September 30,
                                                       Expenses        Expenses      Incurred         2000
                                                    -------------   -------------    --------    ----------------

          Employee severance ................          $   1.9        $   5.4        $   3.5        $  3.8
          Facility closure costs ............              7.7            6.1            7.8           6.0
          Write-down of property plant
             and equipment, net of recoveries             14.9            1.1           16.0            --
          Production transition costs .......               --            6.9            6.9            --
                                                       -------        -------        -------        ------
                                                       $  24.5        $  19.5        $  34.2        $  9.8
                                                       =======        =======        =======        ======

         The severance costs relate to the termination of approximately 1,050 employees of which approximately 1,000 employees had been terminated as of September 30, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations cease in addition to noncancelable operating lease obligations. The write down of property, plant and equipment consisted of $.3 million related to machinery and equipment and $.8 million for building and improvements and was based on the estimated fair value compared to their carrying value. The production transition costs include costs to relocate and integrate production into other existing AGCO facilities.

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at September 30, 2000 and December 31, 1999 (in millions):


                                                              September 30,         December 31,
                                                                  2000                  1999
                                                              -------------         ------------

 Revolving credit facility...............................        $ 326.3               $ 431.4
 Senior subordinated notes...............................          248.6                 248.5
 Other long-term debt....................................            7.4                  11.8
                                                                 -------               -------

                                                                 $ 582.3               $ 691.7
                                                                 =======               =======

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

         The components of interest and financing expense, net are as follows:


                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                   -------------------          --------------------
                                                   2000           1999           2000           1999
                                                  -----          -----          -----          -----

     Interest expense, net .............          $11.0          $13.3          $33.4          $45.0
     Loss on sale of accounts receivable            3.7             --           17.4             --
                                                  -----          -----          -----          -----

                                                  $14.7          $13.3          $50.8          $45.0
                                                  =====          =====          =====          =====

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

         Inventory balances at September 30, 2000 and December 31, 1999 were as follows (in millions):


                                                                              September 30,        December 31,
                                                                                  2000                1999
                                                                              -------------        ------------

         Finished goods ...........................................            $    282.2           $    248.4
         Repair and replacement parts .............................                 224.7                229.3
         Work in process, production parts and raw materials ......                 167.3                154.6
                                                                               ----------           ----------
                Gross inventories .................................                 674.2                632.3
         Allowance for surplus and obsolete inventories ...........                 (70.0)               (71.2)
                                                                               ----------           ----------
                Inventories, net ..................................            $    604.2           $    561.1
                                                                               ==========           ==========

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

         A reconciliation of net loss and the weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2000 and 1999 is as follows (in millions, except per share data):


                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                      ----------------------          -----------------------
                                                                       2000            1999            2000             1999
                                                                      ------          ------          ------           ------

BASIC EARNINGS PER SHARE
Weighted average number of common shares outstanding .......            59.3            58.8            59.1             58.6
                                                                      ======          ======          ======           ------
Net income (loss) ..........................................          $  2.4          $  7.5          $ (4.2)          $ 15.8
                                                                      ======          ======          ======           ------
Net income (loss) per common share .........................          $ 0.04          $ 0.13          $(0.07)          $ 0.27
                                                                      ======          ======          ======           ======

DILUTED EARNINGS PER SHARE
Weighted average number of common shares outstanding .......            59.3            58.8            59.1             58.6
Assumed vesting of restricted stock ........................             0.3             0.8              --              0.9
Assumed exercise of outstanding stock options ..............             0.1             0.1              --              0.1
                                                                      ------          ------          ------           ------
Weighted average number of common and common equivalent
    shares outstanding .....................................            59.7            59.7            59.1             59.6
                                                                      ======          ======          ======           ======
Net income (loss) ..........................................          $  2.4          $  7.5          $ (4.2)          $ 15.8
                                                                      ======          ======          ======           ======
Net income (loss) per common share .........................          $ 0.04          $ 0.13          $(0.07)          $ 0.27
                                                                      ======          ======          ======           ======

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

7.       COMPREHENSIVE INCOME

         The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity. Total comprehensive loss for the three and nine months ended September 30, 2000 and 1999 was as follows (in millions):


                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                            -----------------------           -----------------------
                                                             2000             1999             2000             1999
                                                            ------           ------           ------           ------

Net income (loss) ................................          $  2.4           $  7.5           $ (4.2)          $ 15.8

Other comprehensive loss:
     Foreign currency translation adjustments.....           (30.6)            (6.6)           (50.8)          (132.6)
                                                            ------           ------           ------          -------

Total comprehensive loss .........................          $(28.2)          $ (0.9)           (55.0)         $(116.8)
                                                            ======           ======           ======          =======

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


                                                North         South         Europe/Africa/
                                               America       America          Middle East    Asia/Pacific    Consolidated
                                              ---------      -------        --------------   ------------    ------------

Three months ended September 30:

2000
Net sales .........................          $148.1           $ 65.6           $  270.8          $29.0          $  513.5
Income (loss) from operations .....            (5.7)             3.0               20.1            4.7              22.1

1999
Net sales .........................          $148.1           $ 52.1           $  344.2          $26.1          $  570.5
Income (loss) from operations .....            (3.4)            (2.4)              33.7            4.2              32.1

Nine months ended September 30:

2000
Net sales .........................          $472.0           $168.0           $  960.7          $76.3          $1,677.0
Income (loss) from operations .....           (14.6)             0.9               74.8           11.4              72.5

1999
Net sales .........................          $467.2           $155.8           $1,124.8          $67.8          $1,815.6
Income (loss) from operations .....            (6.2)            (7.0)              94.1            9.0              89.9

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                            -----------------------           -----------------------
                                                             2000             1999             2000             1999
                                                            ------           ------           ------           ------
Segment income from operations ...................          $ 22.1           $ 32.1           $ 72.5           $ 89.9
Restricted stock compensation expense ............            (0.2)            (1.9)            (3.2)            (6.8)
Restructuring and other infrequent expenses ......            (4.5)              --            (19.5)              --
Amortization of intangibles ......................            (3.9)            (3.7)           (11.2)           (11.1)
                                                            ------           ------           ------           ------
Consolidated income from operations ..............          $ 13.5           $ 26.5           $ 38.6           $ 72.0
                                                            ======           ======           ======           ======

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

RESULTS OF OPERATIONS

         The Company recorded net income for the quarter ended September 30, 2000 of $2.4 million, or $0.04 per common share, compared to $7.5 million, or $0.13 per common share for the same period in 1999. In the third quarter of 2000, AGCO's results included restructuring and other infrequent expenses ("restructuring expenses") of $4.5 million, or $0.05 per share, associated with the closure of manufacturing facilities announced in 1999 and 2000. For the first nine months of 2000, the Company recorded a net loss of $4.2 million, or $0.07 per common share compared to net income of $15.8 million, or $0.27 per common share, for the same period in 1999. The 2000 year-to-date results included restructuring expenses related to plant closures of $19.5 million, or $0.20 per share. In addition, the year-to-date results for 2000 included an $8.0 million loss, or $0.08 per share, associated with the completion of an accounts receivable securitization facility in January 2000 (see Liquidity and Capital Resources). Excluding restructuring expenses and the loss on the securitization facility, the decline in the Company's results was primarily related to the impact of foreign currency translation of the weakening Euro and British pound relative to the dollar.

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

         The Company recorded restructuring expenses of $4.5 million and $19.5 million for the three and nine months ended September 30, 2000, respectively, related to the closing of its Coldwater, Ohio; Independence, Missouri; Lockney, Texas and Noetinger, Argentina manufacturing facilities announced in 2000 and 1999. These restructuring expenses related to employee severance, facility closure costs, the write-down of property, plant and equipment and production transition costs. The Company recorded restructuring expenses of $24.5 million in the fourth quarter of 1999 related to the facility closures.

         Income from operations was $13.5 million (2.6% of net sales) for the three months ended September 30, 2000 compared to $26.5 million (4.6% of net sales) in the prior year. On a year-to-date basis, income from operations was $38.6 million (2.3% of net sales) compared to $72.0 million (4.0% of net sales). Excluding restructuring expenses, operating income was $18.0 million (3.5% of net sales) and $58.1 million (3.5% of net sales) for the three and nine months ended September 30, 2000. Operating income before restructuring expenses declined primarily due to lower sales volume resulting from unfavorable currency translation and weaker industry conditions in Western Europe partially offset by improved gross margins.

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

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the second quarter of 2000, the Company announced its plan to permanently close its combine manufacturing facility in Independence, Missouri and relocate existing production to the Company's Hesston, Kansas manufacturing facility. The closure of the Independence facility is a continuation of the Company's strategy to reduce excess manufacturing capacity in its North America plants which began in 1999 with the announced closure of the Company's Coldwater, Ohio and Lockney, Texas manufacturing facilities. The Company also announced closure of its Noetinger, Argentina manufacturing facility in 1999. The closure of these facilities and the consolidation of production in other AGCO facilities is expected to result in a significant cost savings and will improve the overall competitiveness of implements, hay equipment, high horsepower tractors and combines produced in these plants. The Company closed the Coldwater plant in 1999 and the Independence, Lockney and Noetinger plants in 2000. The rationalization of these production facilities is expected to generate annual cost savings of $20 million to $25 million from the elimination of production overhead costs. The Company expects to fully realize these savings in 2001. In connection with these closures, the Company recorded restructuring and other infrequent expenses of $19.5 million for the nine months ended September 30, 2000. The components of the expenses are summarized in the following table:

]

                                                          1999                  2000
                                                      Restructuring         Restructuring
                                                        and other             and other                          Balance at
                                                        infrequent            infrequent        Expenses        September 30,
                                                         Expenses              Expenses         Incurred            2000
                                                      -------------         -------------       --------        ------------

      Employee severance................                 $ 1.9                $ 5.4              $ 3.5             $ 3.8
      Facility closure costs............                   7.7                  6.1                7.8               6.0
      Write-down of property, plant
         and equipment, net of recoveries                 14.9                  1.1
      Production transition costs..........                 --                  6.9                6.9                --
                                                         -----                -----              -----             -----
                                                         $24.5                $19.5              $34.2             $ 9.8
                                                         =====                =====              =====             =====

         The severance costs relate to the termination of approximately 1,050 employees of which approximately 1,000 employees had been terminated at September 30, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations ceased in addition to noncancelable operating lease obligations. The write-down of property, plant and equipment consisted of $.3 million related to machinery and equipment and $.8 million for building and improvements and was based on the estimated fair value compared to their carrying value. The production transition costs represent costs to relocate and integrate production into other existing AGCO facilities. The Company expects to record an additional $8.5 million in restructuring and other infrequent expenses in 2000 and 2001 related to these closures.

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

         The Company's debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 42.9% at September 30, 2000 compared to 45.5% at December 31, 1999. The decrease is attributable to a reduction of indebtedness of $109.4 million from December 31, 1999 primarily due to the reduction in outstanding borrowings from proceeds from the Securitization Facility offset to some extent by the negative cumulative translation adjustment to equity of $50.8 million, primarily related to the weakening of the Euro in relation to the U.S. dollar.

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

ACCOUNTING CHANGES

         In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for

Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting treatment is met. The Company will be required to adopt SFAS No. 133 on January 1, 2001. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. The Company has evaluated the effect of this statement on the Company's derivative instruments, which are primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to the Company's consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 does not change existing accounting literature on revenue recognition but rather explains the SEC's general framework for revenue recognition. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Company has evaluated SAB 101 and believes that it is in compliance with this bulletin and that this bulletin will not have an effect on results of operations or financial position of the Company.

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

FORWARD LOOKING STATEMENTS

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under the "Results of Operations" and "Liquidity and Capital Resources" headings. Forward looking statements include the Company's expectations with respect to factors that affect net sales, restructuring and other infrequent expenses, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

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



                                 AGCO CORPORATION
                                 Registrant



Date: March 29, 2001             /s/  Donald R. Millard
                                 ----------------------------------------------
                                 Donald R. Millard
                                 Sr. Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit                                  Description                               Sequentially Numbered
 Number                                                                                      Page
--------              ----------------------------------------------------------    ---------------------
                      Financial Data Schedule - September 30, 2000  (electronic
27.1*                 filing purposes only).
                                                                                             --


* Previously filed.