Form 10-K405
period 2000-12-31
AGCO CORP /DE
filed 2001-04-02
CIK 880266

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
       Common Stock, ($0.01 par value)                    New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of common stock held by non-affiliates of the Registrant as of the close of business on March 12, 2001 was $585,453,526. As of such date, there were 59,591,828 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     AGCO Corporation ("AGCO," "we," "us," or the "Company") was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the company include our subsidiaries.

GENERAL

     We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements. Our products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO(R), AGCO(R) Allis, Fendt, Massey Ferguson(R), Hesston(R), White, GLEANER(R), New Idea(R), AGCOSTAR(R), Tye(R), Farmhand(R), Glencoe(R), Spra-Coupe(R) and Willmar(R). We distribute our products through a combination of approximately 7,750 independent dealers and distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through our finance joint ventures with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," which we refer to in this document as "Rabobank.".

     We were organized in June 1990 by an investment group formed by management to acquire the successor to the agricultural equipment business of Allis-Chalmers, a company which began manufacturing and distributing agricultural equipment in the early 1900s. Since our formation in June 1990, we have grown substantially through a series of 18 acquisitions for consideration aggregating approximately $1.4 billion. These acquisitions have allowed us to broaden our product lines, expand our dealer network and establish strong market positions in several new markets throughout North America, South America, Western Europe and the rest of the world. We have achieved significant cost savings and efficiencies from our acquisitions by eliminating duplicate administrative, sales and marketing functions, rationalizing our dealer network, increasing manufacturing capacity utilization and engineering common product platforms for certain products. In addition, we are focusing our efforts on long-term growth and profit improvement initiatives including developing new and innovative products, expanding and strengthening our distribution network, reducing product costs, maintaining a flexible production strategy, and utilizing efficient asset management.

PENDING ACQUISITION OF AG-CHEM

     In November 2000, we agreed to acquire Ag-Chem for $247 million in stock and cash, subject to certain closing conditions. Ag-Chem manufactures and distributes off-road equipment primarily for use in fertilizing agricultural crops, applying crop protection chemicals, and to a lesser extent, for industrial waste treatment applications and other industrial uses. Ag-Chem generates a majority of its consolidated revenues from the sale of self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. Ag-Chem manufactures equipment for use both prior to planting crops and after crops emerge from the ground. Ag-Chem sells a majority of its products directly to the end-users of the equipment, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies.

     The acquisition agreement provides that we will acquire Ag-Chem in exchange for a combination of cash and shares of our common stock. The value of this combination will be $25.80 per share of Ag-Chem common stock, or approximately $247 million, with at least one half of the consideration to be paid in cash. We anticipate funding the cash component of the purchase price through borrowings under our revolving credit facility. The composition of the combination of our common stock and cash to be paid by us will depend upon the closing price of our common stock on the trading day immediately prior to the closing. We expect to close the acquisition of Ag-Chem in April 2001.

TRANSACTION HISTORY

     The following is a description of the major acquisitions that we have completed since our formation:

          Hesston Acquisition. In March 1991, we acquired Hesston Corporation, a leading manufacturer and distributor of hay tools, forage equipment and related replacement parts. The assets we acquired also included Hesston's 50% interest in a joint venture, Hay and Forage Industries, or HFI, between Hesston and CNH Global N.V., which manufactures hay and forage equipment for both parties. Hesston's net sales in its full fiscal year preceding the acquisition were approximately $91.0 million. The acquisition enabled us to provide our dealers with a more complete line of farm equipment and to expand our dealer network.

          White Tractor Acquisition. In May 1991, we acquired the White Tractor Division of Allied Products Corporation. White Tractor's net sales in our full fiscal year preceding the acquisition were approximately $58.3 million. As a result of our acquisition of White Tractor, we added a new line of tractors to our product offerings and expanded our North America dealer network.

          Massey Ferguson North American Acquisition. In January 1993, we entered into an agreement with Varity Corporation to be the exclusive distributor in the United States and Canada of the Massey Ferguson line of farm equipment. Concurrently, we acquired the North American distribution operation of Massey Ferguson Group Limited from Varity. Net sales attributable to Massey's North American distribution operation in the full fiscal year preceding the acquisition were approximately $215.0 million. Our acquisition of Massey North American provided us with access to another leading brand name in the agricultural equipment industry and enabled us to expand our dealer network.

          White-New Idea Acquisition. In December 1993, we acquired the White-New Idea Farm Equipment Division of Allied Products Corporation. White-New Idea's net sales in 1993 were approximately $83.1 million. Our acquisition of White-New Idea enabled us to offer a more complete line of planters and spreaders and a broader line of hay and tillage equipment.

          Agricredit-North America Acquisition. We acquired Agricredit Acceptance Company, a retail finance company, from Varity in two separate transactions. We acquired an initial 50% joint venture interest in Agricredit in January 1993 and acquired the remaining 50% interest in February 1994. Our acquisition of Agricredit enabled us to provide more competitive and flexible financing alternatives to end users in North America.

          Massey Ferguson Acquisition. In June 1994, we acquired Massey from Varity, including Massey's network of independent dealers and distributors and associate and licensee companies outside the United States and Canada. At the time of our the acquisition, Massey was one of the largest manufacturers and distributors of tractors in the world with fiscal 1993 net sales of approximately $898.4 million (including net sales to us of approximately $124.6 million). Our acquisition of Massey significantly expanded our sales and distribution outside North America.

          AgEquipment Acquisition. In March 1995, we further expanded our product offerings through our acquisition of AgEquipment Group, a manufacturer and distributor of farm implements and tillage equipment. Through our acquisition of AgEquipment, we added three brands of agricultural implements to our product line, including no-till and minimum tillage products, distributed under the Tye, Farmhand and Glencoe brand names.

          Maxion Acquisition. In June 1996, we acquired the agricultural and industrial equipment business of Iochpe-Maxion S.A. Iochpe-Maxion's agricultural equipment business had 1995 sales of approximately $265.0 million and was our Massey Ferguson licensee in Brazil, manufacturing and distributing agricultural tractors and combines under the Massey Ferguson brand name, and industrial loader-backhoes under the Massey Ferguson and Maxion brand names. This acquisition expanded our product offerings and distribution network in South America, particularly in the significant Brazilian agricultural equipment market.

          Western Combine Acquisition. In July 1996, we acquired certain assets of Western Combine Corporation and Portage Manufacturing, Inc., our suppliers of Massey Ferguson combines and other harvesting equipment sold in North America. This acquisition provided us with access to advanced technology and increased our profit margin on some of our combines and harvesting equipment sold in North America.

          Agricredit-North America Joint Venture. In November 1996, we sold a 51% interest in Agricredit to a wholly-owned subsidiary of Rabobank. We retained a 49% interest in Agricredit and now operate Agricredit with Rabobank as a joint venture. We have similar joint venture arrangements with Rabobank with respect to our retail finance companies located in the United Kingdom, France, Germany, Spain and Brazil. In July 2000, the Agricredit joint venture was renamed AGCO Finance LLC.

          Deutz Argentina Acquisition. In December 1996, we acquired the operations of Deutz Argentina S.A. Deutz Argentina was a manufacturer and distributor of agricultural equipment, engines and light duty trucks in Argentina and other markets in South America with 1995 sales of approximately $109.0 million. Our acquisition of Deutz Argentina established us as a leading supplier of agricultural equipment in Argentina. In February 1999, we sold our manufacturing operations in Haedo, Argentina which will allow us to consolidate the assembly of tractors into an existing facility in Brazil.

          Fendt Acquisition. In January 1997, we acquired the operations of Xaver Fendt GmbH & Co. KG, commonly referred to as "Fendt." Fendt, which had 1996 sales of approximately $650.0 million, manufactures and distributes tractors through a network of independent agricultural cooperatives, dealers and distributors in Germany and throughout Europe and Australia. With this acquisition, we have a leading market share in Germany and France, two of Europe's largest agricultural equipment markets, with one of the most technologically advanced line of tractors in the world. In December 1997, we sold Fendt's caravan and motor home business in order to focus on our core agricultural equipment business.

          Dronningborg Acquisition. In December 1997, we acquired the remaining 68% of Dronningborg Industries a/s, which was our supplier of combine harvesters sold under the Massey Ferguson brand name in Europe. Prior to this acquisition, we owned 32% of this combine manufacturer. Dronningborg develops and manufactures combine harvesters exclusively for us. Our acquisition of Dronningborg enabled us to achieve certain synergies within our worldwide combine manufacturing.

          Argentina Engine Joint Venture. In December 1997, we sold 50% of Deutz Argentina's engine production and distribution business to Deutz AG, a global supplier of diesel engines in Cologne, Germany. We retained a 50% interest in the engine business and now operate it with Deutz AG as a joint venture. We believe that this joint venture will allow us to share in research and development costs and provide us with access to advanced technology.

          MF Argentina Acquisition. In May 1998, we acquired the distribution rights for the Massey Ferguson brand in Argentina. This acquisition expanded our distribution network in the second largest market in South America.

          Spra-Coupe and Willmar Acquisitions. In July 1998, we acquired the Spra-Coupe product line, a brand of agricultural self-propelled sprayers sold primarily in North America. In October 1998, we acquired the Willmar product line, a brand of agricultural self-propelled sprayers, spreaders and loaders sold primarily in North America. These two products lines had combined net sales of approximately $81.8 million in their respective full fiscal years preceding these acquisitions. These acquisitions expanded our product offerings to include a full line of self-propelled sprayers.

          HFI Acquisition. In May 2000, we acquired from CNH-Global N.V. its 50% share in HFI. The acquisition terminated the joint venture agreement with CNH, thereby providing us with sole ownership of the facility. HFI develops and manufactures hay and forage equipment and implements that we sell under various brand names. In 1999 and 2000, we announced our plan to close our Coldwater, Ohio, Lockney, Texas and Independence, Missouri manufacturing facilities and move the majority of production from these facilities to HFI.

PRODUCTS

  Tractors

     Our compact tractors are sold under the AGCO or Massey Ferguson brand name and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category, including both two-wheel and all-wheel drive versions. We sell utility tractors under the Massey Ferguson, Fendt, AGCO Allis and White brand names. The utility tractors are typically used on small- and medium-sized farms and in specialty agricultural industries, such as orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment ranging primarily from 100 to 425 horsepower. High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the Massey Ferguson, Fendt, AGCO Allis, White and AGCOSTAR brand names. Tractors accounted for approximately 63% of our net sales in 2000, 64% in 1999 and 62% in 1998.

  Combines

     We sell combines under the GLEANER, Massey Ferguson, Fendt and AGCO Allis brand names. Depending on the market, GLEANER and Massey Ferguson combines are sold with conventional or rotary technology, while the Fendt and AGCO Allis combines utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 6% of our net sales in 2000, 7% in 1999 and 10% in 1998.

  Hay Tools and Forage Equipment, Sprayers, Implements and Other Products

     We sell hay tools and forage equipment primarily under the Hesston brand name and, to a lesser extent, the New Idea, Massey Ferguson and AGCO Allis brand names. In addition, we offer self-propelled agricultural sprayers that are less than 500-gallons under the Spra-Coupe brand name and 500- to 1,200-gallon self-propelled agricultural sprayers under the Willmar brand name.

     We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes tractor-pulled manure spreaders, which fertilize fields with controlled application of sludge or solid manure, and loaders, which are used for a variety of tasks including lifting and transporting hay crops. We sell implements, planters and other products under the Hesston, New Idea, Massey Ferguson, AGCO Allis, Tye, Farmhand, Glencoe, Fendt and Willmar brand names. Hay tools and forage equipment, sprayers, implements and other products accounted for approximately 12% of our net sales in 2000, 10% in 1999 and 11% in 1998.

     Through our Fieldstar brand precision farming system, we offer software and hardware products that provide farmers with the capability to enhance productivity by utilizing global positioning system (GPS) technology, yield mapping, variable rate planting and application and site specific agriculture. Many of our tractors, combines, planters, sprayers, tillage and other application equipment are equipped to employ the Fieldstar system technology at the customer's option.

  Replacement Parts

     In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts for products sold under all of our brand names, many of which are proprietary. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 19% of our net sales in 2000, 19% in 1999 and 17% in 1998.

MARKETING AND DISTRIBUTION

     We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales to the equipment's end user in addition to after-sales service and support of the equipment. Our distributors may sell our products through a network of dealers supported by the distributor. Through our acquisitions and dealer development activities, we have broadened our product line, expanded our dealer network and strengthened our geographic presence in Western Europe, North America, South America and the rest of the world. Our sales are not dependent on any specific dealer, distributor or group of dealers.

  Western Europe

     We market fully assembled tractors and other equipment in most major Western European markets directly through a network of approximately 2,900 independent Massey Ferguson and Fendt dealer outlets and agricultural cooperatives. In addition, we sell through independent distributors and associates in certain markets, which distribute through approximately 690 Massey Ferguson and Fendt dealer outlets. In most cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for approximately 49% of our net sales in 2000, 56% in 1999 and 46% in 1998.

  North America

     We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of dealers supporting approximately 6,300 dealer contracts. Each of our approximately 2,300 independent dealers represents one or more of our brand names. Dealers may also handle competitive and dissimilar lines of products. We intend to maintain the separate strengths and identities of our brand names and product lines. Sales in North America accounted for approximately 29% of our net sales in 2000, 26% in 1999 and 32% in 1998.

  South America

     We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 350 independent dealers, primarily supporting the Massey Ferguson and AGCO Allis brand names. In Brazil, federal laws are extremely protective of dealers and prohibit a manufacturer from selling any of our products within Brazil, except through our dealer network. Additionally, each dealer has the exclusive right to sell one manufacturer's product in a designated territory and, as a result, no dealer may represent more than one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 10% of our net sales in 2000, 8% in 1999 and 11% in 1998.

  Rest of the World

     Outside Western Europe, North America and South America, we operate primarily through a network of approximately 2,200 independent Massey Ferguson and Fendt distributors and dealer outlets, as well as associates and licensees, marketing our products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. In some cases, we also sell agricultural equipment directly to governmental agencies. Sales outside Western Europe, North America and South America accounted for approximately 12% of our net sales in 2000, 10% in 1999 and 11% in 1998.

     In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for our products and a source of low cost production for certain Massey Ferguson products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson equipment in its home country, but may not sell these products in other countries. We generally license to these associates certain technology, as well as the right to use Massey Ferguson's trade names. We sell products to associates and licensees in the form of components used in local manufacturing operations, tractor sets supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally are providing technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson brand name in the licensed territory and may also become a source of low cost production for us.

  Parts Distribution

     In Western Europe, our parts operation is supported by master distribution facilities in Desford, England, Ennery, France, and Marktoberdorf, Germany and regional parts facilities in Spain, Denmark, Germany and Italy. We support our sales of replacement parts in North America through our master parts warehouse in Batavia, Illinois and regional warehouses throughout North America. In the Asia/Pacific region, we support our parts operation through a master distribution facility in Melbourne, Australia. In South America, replacement parts are maintained and distributed primarily from our facilities in Brazil and Argentina.

  Dealer Support and Supervision

     We believe that one of the most important criteria affecting a farmer's decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. We provide significant support to our dealers in order to improve the quality of our dealer network. We monitor each dealer's performance and profitability, as well as establish programs that focus on the continual dealer improvement. In North America, we also identify open markets with the greatest potential for each brand and select an existing dealer, or a new dealer, who would best represent the brand in that territory. We protect each existing dealer's territory and will not place the same brand with another dealer within that protected area. Internationally, we also focus on the development of our dealers. We analyze, on an ongoing basis, the regions of each country where market share is not acceptable. Based on this analysis, we may add a dealer in a particular territory, or a nonperforming dealer may be replaced or refocused on performance standards.

     We believe that our ability to offer our dealers a full product line of agricultural equipment and related replacement parts as well as our ongoing dealer training and support programs, which focus on business and inventory management, sales, marketing, warranty and servicing matters and products, help ensure the vitality and increase the competitiveness of our dealer network. In addition, we maintain dealer advisory groups to obtain dealer feedback on our operations. We believe all of these programs contribute to the good relations we generally enjoy with our dealers.

     In addition, we have agreed to provide our dealers with competitive products, terms and pricing. Dealers also are given volume sales incentives, demonstration programs and other advertising to assist sales. Our competitive sales programs, including retail financing incentives, and our policy for maintaining parts and service availability with extensive product warranties are designed to enhance our dealers' competitive position. Finally, a limited amount of financial assistance is provided as part of developing new dealers in key market locations. In general, dealer contracts are cancelable by either party within certain notice periods.

WHOLESALE FINANCING

     Primarily in the U.S. and Canada, we engage in the standard industry practice of providing dealers with inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales. In the U.S. and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in all new and used equipment we finance.

     Typically, the sales terms outside the U.S. and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

     For sales outside the U.S. and Canada, we do not normally charge interest on outstanding receivables with our dealers and distributors. In the U.S. and Canada, where approximately 28% of our net sales were generated in 2000, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from one to 12 months with the exception of certain seasonal products that bear interest after various periods depending on the timing of shipment and the dealer's or distributor's sales during the preceding year. For the year ended December 31, 2000, 20.7%, 5.2%, 1.3% and 0.8% of our net sales had maximum interest-free periods ranging from one to six months, seven to 12 months, 13 to 20 months and 21 months or more. Actual interest-free periods are shorter than above because the equipment receivable in the U.S. and Canada is due immediately upon sale by the dealer or distributor to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

RETAIL FINANCING

     Through our retail financing joint ventures located in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil, we provide a competitive and dedicated financing source to the end users of our products, as well as equipment produced by other manufacturers. These retail finance companies are owned 49% by us and 51% by a wholly-owned subsidiary of Rabobank. We can tailor retail finance programs to prevailing market conditions and such programs can enhance our sales efforts.

MANUFACTURING AND SUPPLIERS

  Manufacturing and Assembly

     We have consolidated the manufacture of our products in locations where capacity, technology or local costs are optimized. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future.

  Western Europe

     Our manufacturing operations in Western Europe are performed in tractor manufacturing facilities located in Coventry, England, Beauvais, France and Marktoberdorf, Germany and a combine manufacturing facility in Randers, Denmark. The Coventry facility produces tractors marketed under the Massey Ferguson, AGCO Allis and White brand names ranging from 38 to 110 horsepower that are sold worldwide in fully-assembled form or as CKD kits for final assembly by licensees and associates. The Beauvais facility produces 70 to 225 horsepower tractors marketed under the Massey Ferguson, AGCO Allis and White brand names. The Marktoberdorf facility produces 50 to 260 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson and Fendt brand names. We also assemble forklifts for sale to third parties and manufacture hydraulics for our Fendt tractors and for sale to third parties in our Kempten, Germany facility, and assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for high horsepower AGCO and Renault tractors at our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

  North America

     In 1999 and 2000, we closed our hay and forage equipment, planter, loader, implement and tractor manufacturing facility in Coldwater, Ohio, our planter and implement manufacturing facility in Lockney, Texas, and our combine manufacturing facility in Independence, Missouri. The majority of the production in these facilities has been relocated to the HFI facility in Hesston, Kansas with the exception of tractor production, which was moved to Beauvais, France, and loaders and certain implements production, which was outsourced. We completed the relocation in the first quarter of 2001.

     Accordingly, our current manufacturing operations in North America are in Hesston, Kansas, Willmar, Minnesota and Queretaro, Mexico. The Hesston facility produces hay and forage equipment marketed under the Hesston, New Idea and Massey Ferguson brand names, conventional and rotary combines under the GLEANER and Massey Ferguson brand names, planters under the White brand name and planters and tillage equipment under the Tye brand name. In Willmar, we produce self-propelled sprayers marketed under the Spra-Coupe and Willmar brand names, wheeled loaders marketed under the Willmar and Massey Ferguson brand names, and dry fertilizer spreaders marketed under the Willmar brand name. In Queretaro, we assemble tractors for distribution in the Mexican market.

  South America

     Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 200 horsepower and industrial loader-backhoes. The tractors are sold under the Massey Ferguson and AGCO Allis band names primarily in South America. We also manufacture conventional combines marketed under the Massey Ferguson and AGCO Allis brand names in Santa Rosa, Rio Grande do Sul, Brazil. Our Argentina Engine Joint Venture manufactures diesel engines for our equipment and for sale to third parties at a facility in San Luis, Argentina, which is owned by the joint venture.

  Third-Party Suppliers

     We believe that managing the level of our company and dealer inventory is critical to maintaining favorable pricing for our products. Unlike many of our competitors, we externally source many of our products, components and replacement parts. Our production strategy minimizes our capital investment requirements and allows us greater flexibility to respond to changes in market conditions.

     We purchase some of the products we distribute from third-party suppliers. We purchase standard and specialty tractors from SAME Deutz-Fahr Group S.p.A. and distribute these tractors worldwide under the Massey Ferguson brand name. In addition, we purchase some Massey Ferguson tractor models from a licensee in Turkey and from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers.

     In addition to the purchase of machinery, third-party companies supply significant components used in our manufacturing operations, such as engines. We select third-party suppliers that we believe have the lowest cost, highest quality and most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers has been favorable. Although we are currently dependent upon outside suppliers for several of our products, we believe that, if necessary, we could identify alternative sources of supply without material disruption to our business.

SEASONALITY

     Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year.

COMPETITION

     The agricultural industry is highly competitive. We compete with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Our two principal competitors on a worldwide basis are Deere & Company and CNH Global N.V. In certain Western European and South American countries, we have regional competitors that have significant market share in a single country or a group of countries.

     We believe several key factors influence a buyer's choice of farm equipment, including the strength and quality of a company's dealers, the quality and pricing of products, dealer or brand loyalty, product availability, the terms of financing and customer service. We believe that we have improved, and we continually seek to improve, in each of these areas. Our primary focus is increasing farmers' loyalty to our dealers and overall dealer organizational quality in order to distinguish our company in the marketplace. See "Marketing and Distribution."

ENGINEERING AND RESEARCH

     We make significant expenditures for engineering and applied research to improve the quality and performance of our products and to develop new products. Our expenditures on engineering and research were approximately $45.6 million (2.0% of net sales) in 2000, $44.6 million (1.8% of net sales) in 1999 and $56.1 million (1.9% of net sales) in 1998.

INTELLECTUAL PROPERTY

     We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors' machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our rights to use the AGCO, AGCO Allis, Massey Ferguson, Fendt, GLEANER, White, Hesston, New Idea, AGCOSTAR, Tye, Farmhand, Glencoe, Willmar, Spra-Coupe and Fieldstar trade and brand names important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. AGCO, GLEANER, Hesston, Massey Ferguson, AGCOSTAR, New Idea, Tye, Farmhand, Fendt, Glencoe, Spra-Coupe, Willmar and Fieldstar are our registered trademarks.

ENVIRONMENTAL MATTERS AND REGULATION

     We are subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of wastewater and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and the effects that they may have on us in the future are impossible to predict with accuracy. We have been made aware of possible solvent contamination at the HFI facility in Hesston, Kansas. We are investigating the extent of any possible contamination in conjunction with the appropriate state authorities. It is our policy to comply with all applicable environmental, health and safety laws and regulations, and we believe that any expense or liability we may incur in connection with any noncompliance with any law or regulation or the cleanup of any of our properties will not have a material adverse effect on us. We believe that we are in compliance, in all material respects, with all applicable laws and regulations.

     The U.S. Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us.

     Our international operations are also subject to environmental laws, as well as various other national and local laws, in the countries in which we manufacture and sell our products. We believe that we are in compliance with these laws in all material respects that and the cost of compliance with these laws in the future will not have a material adverse effect on us.

REGULATION AND GOVERNMENT POLICY

     Domestic and foreign political developments and government regulations and policies directly affect the agricultural industry in the U.S. and abroad and indirectly affect the agricultural equipment business. The application or modification of existing laws, regulations or policies or the adoption of new laws, regulations or policies could have an adverse effect on our business.

     We are subject to various national, federal, state and local laws affecting our business, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of state laws regulate our contractual relationships with our dealers. These laws impose substantive standards on the relationship between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such state laws could adversely affect our ability to rationalize our dealer network.

EMPLOYEES

     As of December 31, 2000, we employed approximately 9,800 employees, including approximately 2,400 employees in the U.S. and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with expiration dates ranging from 2001 to 2005. We currently do not expect any significant difficulties in renewing these agreements.

FINANCIAL INFORMATION ON GEOGRAPHICAL AREAS

     For financial information on geographic areas, see pages 56 and 57 of this Form 10-K under the caption "Segment Reporting" which information is incorporated herein by reference.

ITEM 2.  PROPERTIES

     Our principal properties as of December 31, 2000 were as follows:

                                                                                          LEASED       OWNED
LOCATION                                        DESCRIPTION PROPERTY                     (SQ. FT.)   (SQ. FT.)
--------                                        --------------------                     ---------   ---------
North America:
  Duluth, Georgia.............................  Corporate Headquarters                    125,000
  Coldwater, Ohio (A).........................  Manufacturing                                        1,490,000
  Hesston, Kansas.............................  Manufacturing                                        1,276,500
  Independence, Missouri (A)..................  Manufacturing                                          450,000
  Lockney, Texas (A)..........................  Manufacturing                             190,000
  Queretaro, Mexico...........................  Manufacturing                                           13,500
  Willmar, Minnesota..........................  Manufacturing                                          223,400
  Kansas City, Missouri.......................  Warehouse                                 425,000
  Batavia, Illinois...........................  Parts Distribution                        310,200
International:
  Coventry, United Kingdom....................  Regional Headquarters/Manufacturing                  4,135,150
  Beauvais, France (B)........................  Manufacturing                                        2,720,000
  Marktoberdorf, Germany......................  Manufacturing                                        2,411,000
  Baumenheim, Germany.........................  Manufacturing                                        1,249,000
  Kempten, Germany............................  Manufacturing                                          582,000
  Randers, Denmark............................  Manufacturing                                          683,000
  Haedo, Argentina............................  Parts Distribution/Sales Office            32,366
  Noetinger, Argentina (A)....................  Warehouse                                              152,820
  San Luis, Argentina (C).....................  Manufacturing                                           57,860
  Canoas, Rio Grande do Sul, Brazil...........  Regional Headquarters/Manufacturing                    452,400
  Santa Rosa, Rio Grande do Sul, Brazil.......  Manufacturing                                          297,100
  Ennery, France..............................  Parts Distribution                                     861,000
  Sunshine, Victoria, Australia...............  Regional Headquarters                                   37,200
  Tottenham, Victoria, Australia..............  Parts Distribution                                     180,000
  Stoneleigh, United Kingdom..................  Training Facility/Office                   38,000

---------------

(A) We closed our production facilities in Coldwater, Ohio, Independence, Missouri, Lockney, Texas and Noetinger, Argentina in 2000. The Coldwater, Independence and Noetinger facilities currently are being marketed for sale.
(B) Includes the GIMA Joint Venture, in which we own a 50% interest.
(C) Owned by the Argentina Engine Joint Venture, in which the Company has a 50% interest.

     We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth information as of March 21, 2001 with respect to each person who is an executive officer of the Company.

NAME                                         AGE                    POSITIONS
----                                         ---                    ---------
Robert J. Ratliff..........................  69    Executive Chairman of the Board
John M. Shumejda...........................  55    President, Chief Executive Officer and
                                                   Director
Edward R. Swingle..........................  59    Senior Vice President of Sales and
                                                   Marketing, North and South America
Adri Verhagen..............................  59    Senior Vice President of Sales and
                                                   Marketing, Europe/Africa/Middle East and
                                                   East Asia/Pacific
Norman L. Boyd.............................  57    Senior Vice President of Corporate
                                                   Development
Stephen D. Lupton..........................  56    Senior Vice President and General Counsel
Donald R. Millard..........................  53    Senior Vice President and Chief Financial
                                                   Officer
Dexter E. Schaible.........................  51    Senior Vice President of Worldwide
                                                   Engineering and Development

     Robert J. Ratliff has been our Executive Chairman of the Board of Directors since January 1999 and our Chairman of the Board of Directors since August 1993, and a Director since June 1990. Mr. Ratliff previously served as our Chief Executive Officer from January 1996 until November 1996 and from August 1997 to February 1999, and our President and Chief Executive Officer from June 1990 to January 1996. Mr. Ratliff is also a director of the National Association of Manufacturers and the Equipment Manufacturers Institute. Mr. Ratliff is a member of the Board of Councilors of the Carter Center.

     John M. Shumejda has been a Director since February 1999. He has been our Chief Executive Officer and President since February 1999. He served as our President and Chief Operating Officer from January 1998 to February 1999 and Executive Vice President of Technology and Manufacturing from February 1997 to January 1998. Mr. Shumejda was President of Corporate Operations and Technology from August 1996 to February 1997, Executive Vice President of Technology and Development from January 1996 to August 1996 and Executive Vice President and Chief Operating Officer from January 1993 to January 1996.

     Edward R. Swingle has been Senior Vice President of Sales and Marketing, North and South America since June 1999. Mr. Swingle was Senior Vice President of Worldwide Marketing from September 1998 to May 1999, Vice President of Special Projects from July 1998 to September 1998, Vice President of Parts, North America from July 1996 to July 1998, Vice President of Parts, Americas from February 1995 to July 1996 and Vice President of Marketing from May 1993 to February 1995.

     Adri Verhagen has been Senior Vice President of Sales and Marketing, Europe/Africa/Middle East and East Asia/Pacific since June 1999. Mr. Verhagen was Vice President of Sales, Europe/Africa/Middle East from September 1998 to May 1999, Director/General Manager, East Asia/Pacific from October 1995 to September 1998 and Managing Director, Massey Ferguson of Australia Ltd. from July 1979 to October 1995.

     Norman L. Boyd has been Senior Vice President of Corporate Development since October 1998. Mr. Boyd was Vice President of Europe/Africa/Middle East Distribution from February 1997 to September 1998, Vice President of Marketing, Americas from February 1995 to February 1997 and Manager of Dealer Operations from January 1993 to February 1995.

     Stephen D. Lupton has been Senior Vice President and General Counsel since June 1999. Mr. Lupton was Vice President of Legal Services, International from October 1995 to May 1999, and Director of Legal Services, International from June 1994 to October 1995. Mr. Lupton was Director of Legal Services of Massey Ferguson from February 1990 to June 1994.

     Donald R. Millard has been Senior Vice President and Chief Financial Officer since October 2000. Mr. Millard was previously President, Chief Executive Officer and a director of Matria Heathcare, Inc. from October 1997 until October 2000. From October 1997 to October 1999 Mr. Millard served as Chief Financial Officer of Matria Healthcare. Mr. Millard also served as Senior Vice President -- Finance, Chief Financial Officer and Treasurer of Matria Healthcare from March 1996 to October 1997. Mr. Millard is a director of First Union Bank, Atlanta, Georgia, Coast Dental Services, Inc. and American HomePatient, Inc.

     Dexter E. Schaible has been Senior Vice President of Worldwide Engineering and Development since October 1998. Mr. Schaible was Vice President of Worldwide Product Development from February 1997 to October 1998, Vice President of Product Development from October 1995 to February 1997 and Director of Product Development from September 1993 to October 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol AG. As of the close of business on March 12, 2001, the closing stock price was $10.08, and there were 688 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two fiscal years, as reported on the NYSE.

                                                                                DIVIDENDS
(IN DOLLARS)                                                   HIGH     LOW     DECLARED
------------                                                  ------   ------   ---------
2000
  First Quarter.............................................  $13.88   $10.06    $  .01
  Second Quarter............................................   14.38    10.56       .01
  Third Quarter.............................................   13.06    10.00       .01
  Fourth Quarter............................................   12.13     9.69       .01

                                                                                DIVIDENDS
(IN DOLLARS)                                                   HIGH     LOW     DECLARED
------------                                                  ------   ------   ---------
1999
  First Quarter.............................................  $ 8.56   $ 6.06    $  .01
  Second Quarter............................................   12.94     6.31       .01
  Third Quarter.............................................   13.50     8.69       .01
  Fourth Quarter............................................   14.13     9.94       .01

     We historically have paid a regular dividend of $0.01 per share per quarter. However, under the indenture governing our 8 1/2% Senior Subordinated Notes due 2006, we currently are unable to pay any cash dividends. There can be no assurance that we will pay dividends in the future.

ITEM. 6.  SELECTED FINANCIAL DATA

     The following tables present our selected consolidated financial data. The data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the related notes. Our operating data for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the selected balance sheet data for the years then ended, are derived from our audited consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. The historical financial data may not be indicative of our future performance.

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 2000       1999       1998       1997        1996
                                               --------   --------   --------   --------    --------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales....................................  $2,336.1   $2,436.4   $2,970.8   $3,253.9    $2,342.7
                                               --------   --------   --------   --------    --------
Gross profit.................................     376.6      357.7      539.3      668.4       470.0
                                               --------   --------   --------   --------    --------
Income from operations(1)....................      65.8       40.6      155.7      303.9       201.5
Net income (loss)(1).........................  $    3.5   $  (11.5)  $   60.6   $  168.7(2) $  125.9(2)
Net income (loss) per common
  share -- diluted(1)........................  $   0.06   $  (0.20)  $   0.99   $   2.71(2) $   2.20(2)
Weighted average shares
  outstanding -- diluted.....................      59.7       58.7       61.2       62.1        57.4
Dividends declared per common share..........  $   0.04   $   0.04   $   0.04   $   0.04    $   0.04

                                                                AS OF DECEMBER 31,
                                               -----------------------------------------------------
                                                 2000       1999       1998       1997        1996
                                               --------   --------   --------   --------    --------
                                                     (IN MILLIONS, EXCEPT NUMBER OF EMPLOYEES)
BALANCE SHEET DATA:
Cash and cash equivalents....................  $   13.3   $   19.6   $   15.9   $   31.2    $   41.7
Working capital..............................     603.9      764.0    1,029.9      884.3       750.5
Total assets.................................   2,104.2    2,273.2    2,750.4    2,620.9     2,116.5
Total debt...................................     570.2      691.7      924.2      727.4       567.1
Stockholders' equity.........................     789.9      829.1      982.1      991.6       774.6
OTHER DATA:
Number of employees..........................     9,785      9,287     10,572     11,829       7,801

---------------

(1) These amounts include restructuring and other infrequent expenses of $21.9 million, $24.5 million, $40.0 million, $18.2 million, and $22.3 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. The effect of these expenses reduced net income per common share on a diluted basis by $0.22, $0.26, $0.41, $0.19, and $0.25 for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. See Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- "Restructuring and Other Infrequent Expenses."

(2) Amounts for the years ended December 31, 1997 and 1996 under net income
    (loss) include extraordinary losses, net of taxes, for the write-off of unamortized debt costs related to the refinancing of our revolving credit facility of $2.1 million, or $0.03 per share, in 1997 and $3.5 million, or $0.06 per share in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. We distribute our products through a combination of approximately 7,750 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through our finance joint ventures with Rabobank.

RESULTS OF OPERATIONS

     We record sales when we ship equipment and replacement parts to our independent dealers, distributors or other customers. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize our investment in inventory. However, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. In certain markets, particularly in North America, there is often a time lag, which varies based on the timing and level of retail demand, between the date we record a sale and the date a dealer sells the equipment to a retail customer. During this time lag between the wholesale and retail sale, dealers may not return equipment to us unless we terminate a dealer's contract or agree to accept returned products. Commissions payable under our salesman incentive programs are paid at the time of retail sale, as opposed to when products are sold to dealers.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   83.9     85.3     81.8
                                                              -----    -----    -----
  Gross profit..............................................   16.1     14.7     18.2
Selling, general and administrative expenses................    9.8      9.6      9.2
Engineering expenses........................................    2.0      1.8      1.9
Restructuring and other infrequent expenses.................    0.9      1.0      1.4
Amortization of intangibles.................................    0.6      0.6      0.5
                                                              -----    -----    -----
  Income from operations....................................    2.8      1.7      5.2
Interest expense, net.......................................    2.0      2.4      2.3
Other expense, net..........................................    1.4      0.6      0.4
                                                              -----    -----    -----
  Income (loss) before income taxes, equity in net earnings
     of affiliates..........................................   (0.6)    (1.3)     2.5
Provision (benefit) for income taxes........................   (0.3)    (0.4)     0.9
                                                              -----    -----    -----
  Income (loss) before equity in net earnings of
     affiliates.............................................   (0.3)    (0.9)     1.6
Equity in net earnings of affiliates........................    0.4      0.4      0.5
                                                              -----    -----    -----
  Net income (loss).........................................    0.1%    (0.5)%    2.1%
                                                              =====    =====    =====

2000 COMPARED TO 1999

     Net income in 2000 was $3.5 million, or $0.06 per diluted share, compared to a loss of $11.5 million, or $0.20 per diluted share, in 1999. Our results included restructuring and other infrequent expenses ("restructuring expenses") of $21.9 million, or $0.22 per diluted share, in 2000 and $24.5 million, or $0.26 per diluted share, in 1999 associated with the closure of manufacturing facilities announced in 1999 and 2000. In addition, the results for 2000 included an $8.0 million loss, or $0.08 per share, associated with the completion of an accounts receivable securitization facility in January 2000 (see "Liquidity and Capital Resources"). Our results improved in 2000 primarily due to improved gross margins resulting from cost of sales reductions achieved through facility rationalizations and other initiatives.

  Acquisitions

     In May 2000, we acquired from CNH Global N.V. its 50% share in Hay and Forage Industries ("HFI") for $10 million. This acquisition terminated a joint venture agreement pursuant to which we and CNH each owned 50% interests in HFI, thereby providing us with sole ownership. HFI develops and manufactures hay and forage equipment and implements that we sell under various brand names.

  Retail Sales

     Demand for agricultural equipment in 2000 showed mixed results within the major markets of the world compared to 1999. Low commodity prices caused by high global commodity stocks and lower export demand for farm commodities have continued to adversely affect worldwide demand for new equipment purchases over the past two years.

     In the United States and Canada, industry unit retail sales of tractors and combines for 2000 increased approximately 8% and 5%, respectively, compared to 1999. Despite a lack of significant changes in commodity prices, there were moderate improvements in the core agricultural segments of the industry, which may have been influenced by aggressive pricing actions by competitors. Our unit retail sales of tractors and combines in the United States and Canada decreased in 2000 compared to 1999.

     In Western Europe, industry unit retail sales of tractors for 2000 declined approximately 8% compared to 1999. The reduction was experienced in all significant Western European markets. Our unit retail sales in Western Europe in 2000 also declined compared to 1999. We have experienced favorable acceptance of new tractor lines introduced in 1999 and 2000. However, retail unit sales of our UK-built products have been negatively impacted by the weakness of the Euro versus the British pound.

     Industry unit retail sales of tractors in South America for 2000 increased approximately 16% compared to 1999. In the major market of Brazil, industry retail sales increased approximately 28%, with significant increases since June 2000 due to full availability of a supplemental Brazilian government subsidized retail financing program. In the remaining South American markets, including Argentina, retail unit sales decreased due to economic uncertainty and tightening credit. Our unit retail sales of tractors in South America also increased compared to 1999.

     In most other international markets, our net sales were higher than the prior year, particularly in the Middle East and Far East, primarily due to improved industry demand.

  Statements of Operations

     Net sales for 2000 were $2.3 billion compared to $2.4 billion for 1999. Net sales for 2000 decreased by approximately $181 million as a result of the foreign currency translation effect of the weakening Euro and British pound in relation to the U.S. dollar. Excluding the impact of currency translation, net sales for 2000 were approximately 3% above 1999.

     Regionally, net sales in North America increased by $51.7 million, or 8%, compared to 1999. The increase was the result of our efforts in 1999 to lower dealer inventory levels by reducing wholesale shipments to dealers. In the Europe/Africa/Middle East region, net sales in 2000 decreased by $191.1 million, or 13%, compared to 1999, primarily due to the negative impact of foreign currency translation and industry declines in Western Europe. Net sales in South America increased by $37.0 million, or 19%, compared to 1999, due to favorable market conditions in Brazil. In the Asia/Pacific region, net sales increased by $2.1 million, or 2%, compared to 1999, primarily due to improvements in market demand in the Far East markets.

     Gross profit was $376.6 million (16.1% of net sales) for 2000 compared to $357.7 million (14.7% of net sales) for 1999. Gross margins improved in 2000 primarily due to cost reduction initiatives, including the impact of facility rationalizations, and lower sales incentive costs, particularly on used equipment. In addition, gross margins were negatively impacted in 1999 by a $5.0 million write-down of production inventory related to closure of our Coldwater, Ohio and Lockney, Texas manufacturing facilities.

     Selling, general and administrative expenses ("SG&A expenses") for 2000 were $228.2 million (9.8% of net sales) compared to $233.2 million (9.6% of net sales) for 1999. The increase as a percentage of net sales was due to lower sales volume in 2000 compared to 1999. Engineering expenses for 2000 were $45.6 million (2.0% of net sales) compared to $44.6 million (1.8% of net sales) for 1999. The increase in engineering expenses was primarily due to the addition of HFI's engineering expenses subsequent to our acquisition of HFI.

     We recorded restructuring and other infrequent expenses of $21.9 million and $24.5 million in 2000 and 1999, respectively. The restructuring expenses related to the closing of its Coldwater, Ohio, Independence, Missouri, Lockney, Texas and Noetinger, Argentina manufacturing facilities announced in 1999 and 2000. These restructuring expenses related to employee severance, facility closure costs, the write-down of property, plant and equipment and production transition costs. In addition, the restructuring expenses in 2000 were net of a $3.0 million reduction related to a reversal of restructuring reserves established in 1997. See "Restructuring and Other Infrequent Expenses" for additional information.

     Income from operations was $65.8 million for 2000 compared to $40.6 million in 1999. Excluding restructuring expenses, operating income was $87.7 (3.8% of net sales) in 2000 compared to $65.1 million (2.7% of net sales) in 1999. Operating income increased primarily as a result of improved gross margins primarily related to cost of sales reductions achieved in 2000. These improvements were partially offset by the impact of currency translation that reduced 2000 operating income by approximately $16.0 million.

     Interest expense, net was $46.6 million in 2000 compared to $57.6 million in 1999. The reduction in interest expense is due to a $200 million reduction in outstanding debt as a result of the accounts receivable securitization transaction completed during the first quarter of 2000 (see "Liquidity and Capital Resources").

     Other expense, net was $33.1 million in 2000 compared to $15.2 million in 1999. The increase in other expense is related to losses on sales of receivables in connection with the establishment of the securitization facility in January 2000. We recorded losses totaling $20.3 million in 2000 including a loss of $7.1 million related to the initial funding of the securitization facility and $13.2 million related to subsequent sales of receivables on a revolving basis.

     We recorded an income tax benefit of $7.6 million in 2000 compared to an income tax benefit of $10.2 million in 1999. The tax benefit in 2000 included the recognition of a United States tax credit carryback of approximately $2.0 million. At December 31, 2000, we had deferred tax assets of $180.6 million, including $139.0 million related to net operating loss carryforwards. We have established valuation allowances of $71.8 million primarily related to net operating loss carryforwards where there is an uncertainty regarding their realizability. These net operating losses are primarily in foreign jurisdictions where it is more likely than not that the losses will expire unused.

     Equity in earnings of affiliates was $9.8 million in 2000 compared to $10.5 million in 1999. Equity in earnings of our retail finance affiliates, which represent the largest component of these earnings, was lower in 2000 due to portfolio declines.

1999 COMPARED TO 1998

     We recorded a net loss for 1999 of $11.5 million compared to net income of $60.6 million for 1998. Net income (loss) per diluted share was $(0.20) for 1999 compared to $0.99 in 1998. Net income (loss) for 1999 and 1998 included restructuring and other infrequent expenses of $24.5 million and $40.0 million, or $0.26 and $0.41 per diluted share respectively. The results for 1999 were negatively impacted by lower sales and operating margins caused by unfavorable industry conditions, lower production, lower price realization and the negative impact of currency translation compared to 1998.

  Acquisitions

     In May 1998, we acquired the distribution rights for the Massey Ferguson brand in Argentina. This acquisition expanded our distribution network in the second largest market in South America.

     In July 1998, we acquired the Spra-Coupe product line, a brand of agricultural self-propelled sprayers sold primarily in North America. In October 1998, we acquired the Willmar product line, a brand of agricultural self-propelled sprayers, spreaders and loaders sold primarily in North America. The Spra-Coupe and Willmar acquisitions expanded our product offerings to include a full line of self-propelled sprayers.

  Retail Sales

     Global demand for agricultural equipment continued to weaken in 1999 in most major markets. The industry decline was primarily due to the continued effects of high global commodity stocks and lower export demand for farm commodities, which resulted in lower commodity prices. These conditions had the effect of reducing farm income in most major markets thereby reducing demand for new equipment purchases.

     In the United States and Canada, industry unit retail sales of tractors increased approximately 2% in 1999 over 1998, with significant increases in the under 40 horsepower segment offsetting modest declines in the utility tractor segment and significant declines in the high horsepower segment. Industry retail sales of combines declined approximately 47% compared to 1998. Our retail sales of tractors and combines decreased compared to the same period in 1998, with competitive pricing affecting our sales relative to the industry.

     In Western Europe, industry unit retail sales of tractors in 1999 increased approximately 2% compared to 1998. Industry results were mixed with declines experienced in Spain and Scandinavia offset by increases in France, the United Kingdom, Germany and Italy. Our retail sales of tractors in 1999 were unchanged from 1998. However, our retail sales were stronger compared to the industry in the third and fourth quarters of 1999 due to the favorable acceptance of our new Massey Ferguson high horsepower tractor line, which we introduced during the first half of 1999 and, accordingly, had limited availability in the first half of the year.

     In South America, industry unit retail sales of tractors in 1999 decreased approximately 15% compared to 1998. Industry results in 1999 were also mixed in this region with slightly favorable industry results in Brazil offset by significant industry declines in Argentina and the remaining South American markets due to low commodity prices, tightening credit and economic uncertainty. Our retail sales of tractors in South America declined consistent with the industry decline.

     In other international markets, industry and our unit retail sales of tractors were lower than 1998 in most regions including the Middle East, Africa and Eastern Europe.

  Statement of Operations

     Net sales for 1999 were $2.4 billion compared to $3.0 billion in 1998. This decline primarily reflects lower retail demand in the majority of markets throughout the world. In addition, net sales for 1999 were negatively impacted by foreign currency translation due to the weakening of the Euro and the Brazilian real against the U.S. dollar. Foreign currency translation had the effect of reducing net sales by approximately $135.1 million in 1999 compared to 1998. Net sales for 1999 were positively impacted by approximately $36.0 million due to our 1998 acquisitions of Massey Ferguson Argentina, Spra-Coupe and Willmar, which were only partially included in the 1998 results. Excluding the impact of currency translation and acquisitions, net sales decreased approximately 15% compared to 1998.

     On a regional basis, net sales in North America decreased $332.3 million, or 34%, compared to 1998, primarily due to unfavorable market conditions and our planned efforts to lower dealer inventories by generating wholesale sales to dealers at a rate less than retail demand. The decline was partially offset by the impact of the Willmar and Spra-Coupe acquisitions. In the Europe/Africa/Middle East region, net sales in 1999 decreased $91.9 million, or 6%, compared to 1998 primarily due to lower sales outside Western Europe and the negative impact of foreign currency translation. Net sales for 1999 in South America decreased $118.5 million, or 37%, compared to 1998, primarily due to unfavorable industry conditions outside of Brazil and the negative impact of foreign currency translation due to the devaluation of the Brazilian real in January 1999. In the East Asia/Pacific region, net sales in 1999 increased $8.3 million, or 9%, compared to 1998, primarily due to improving market conditions in Asia.

     Gross profit was $357.7 million (14.7% of net sales) for 1999 compared to $539.3 million (18.2% of net sales) for 1998. Gross profit margins declined due to reduced production overhead absorption, lower price realization in certain markets and an unfavorable mix of higher margin products. We reduced 1999 worldwide tractor and combine unit production by 16% compared to 1998 in response to the weakening industry demand. Price realization in 1999 was impacted by a more competitive global market environment and higher levels of used dealer inventories in the North American market. We increased our sales incentives costs in order to reduce used inventory levels and sell older discontinued products. Gross profit in 1999 also included a one-time write-down of production inventory of approximately $5.0 million which was recorded to cost of goods sold and was related to the planned closure of our Coldwater, Ohio and Lockney, Texas manufacturing facilities.

     SG&A expenses were $233.2 million (9.6% of net sales) compared to $274.3 million (9.2% of net sales) in 1998. Engineering expenses were $44.6 million (1.8% of net sales) compared to $56.1 million (1.9% of net sales) in 1998. The $52.6 million decrease in SG&A and engineering expenses in 1999 was primarily a result of our expense reduction initiatives implemented in late 1998, which included reductions in our worldwide workforce and decreases in discretionary spending levels. See "Restructuring and Other Infrequent Expenses" where the initiatives are discussed.

     Restructuring and other infrequent expenses were $24.5 million in 1999 and $40.0 million in 1998. The 1999 restructuring expenses consisted of a write-down of property, plant and equipment, severance and other costs related to the permanent closure of certain production facilities. The 1998 restructuring expenses consisted of severance and related costs associated with a reduction in our worldwide workforce. See "Restructuring and Other Infrequent Expenses" for further discussion.

     Amortization of intangibles was $14.8 million for 1999 compared to $13.2 million for 1998. The increase is attributable to a full year of amortization of our 1998 acquisitions.

     Income from operations was $40.6 million for 1999 compared to $155.7 million in 1998. Excluding restructuring expenses in both years, income from operations was $65.1 million in 1999 (2.7% of net sales) compared to $195.7 million (6.6% of net sales) in 1998. Operating income was negatively impacted in 1999 by lower sales and gross profit margins, partially offset by lower SG&A expenses.

     Interest expense, net was $57.6 million in 1999 compared to $67.7 million in 1998. The lower expense in 1999 was primarily due to lower average debt levels and lower effective interest rates on our outstanding borrowings.

     Other expense, net was $15.2 million in 1999 compared to $13.7 million in 1998. The increase in other expense, net is primarily attributable to lower miscellaneous income and higher discounts on sales of receivables.

     We recorded an income tax benefit of $10.2 million in 1999 compared to a provision of $27.5 million in 1998. Our effective tax rate increased in 1999 compared to 1998 due to an increase in losses incurred in certain foreign tax jurisdictions for which no immediate tax benefit was recognized.

     Equity in net earnings of affiliates was $10.5 million in 1999 compared to $13.8 million in 1998. The reduction in earnings primarily related to decreased earnings in our engine joint venture and slightly lower earnings in our retail finance joint ventures.

QUARTERLY RESULTS

     The following table presents unaudited interim operating results. We believe that the following information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation, in accordance with generally accepted accounting principles. The operating results for any period are not necessarily indicative of results for any future period.

                                                                     THREE MONTHS ENDED
                                                       -----------------------------------------------
                                                       MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                       --------   -------   ------------   -----------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
2000:
  Net sales..........................................   $534.8    $640.8       $521.1        $639.4
  Gross profit.......................................     77.1     105.0         90.3         104.2
  Income (loss) from operations (1)..................      2.0      22.2         13.1          28.5
  Net income (loss) (1)..............................    (10.7)      4.1          2.4           7.7
  Net income (loss) per common share -- diluted
     (1).............................................    (0.18)     0.07         0.04          0.13
1999:
  Net sales..........................................   $566.7    $689.8       $577.1        $602.8
  Gross profit.......................................     79.0     111.7         97.9          69.1
  Income (loss) from operations (1)..................      5.1      39.5         25.9         (29.9)
  Net income (loss) (1)..............................     (7.2)     15.5          7.5         (27.3)
  Net income (loss) per common share -- diluted
     (1).............................................    (0.12)     0.26         0.13         (0.46)

---------------

(1) For 2000, quarters ending March 31, June 30, September 30 and December 31 include restructuring and other infrequent expenses of $1.9, $13.1, $4.5 and $2.4, respectively, thereby reducing net income per common share on a diluted basis by $0.02, $0.13, $0.05 and $0.02, respectively. The 1999 operating results include restructuring and other infrequent expenses of $24.5 million, or $0.26 per share, for the three months ended December 31, 1999.

     To the extent possible, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize investments in inventory. However, retail sales of agricultural equipment are highly seasonal, with farmers traditionally purchasing agricultural equipment in the spring and fall in conjunction with the major planting and harvesting seasons. Our net sales and income from operations have historically been the lowest in the first quarter and have increased in subsequent quarters as dealers increase inventory in anticipation of increased retail sales in the third and fourth quarters.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     In the second quarter of 2000, we announced our plan to permanently close our combine manufacturing facility in Independence, Missouri and relocate existing production to our Hesston, Kansas manufacturing facility. The closure of the Independence facility is a continuation of our strategy to reduce excess manufacturing capacity in our North America plants which began in 1999 with the announced closure of our Coldwater, Ohio and Lockney, Texas manufacturing facilities. Due to declines in industry demand since 1998, we determined that closure of these facilities and redeployment of the majority of production to other existing facilities and the remaining production to third-party suppliers was necessary to address the excess capacity in our U.S. manufacturing plants. The manufacturing facility rationalization is expected to result in significant cost savings and will improve the overall competitiveness of implements, hay equipment, high horsepower tractors and combines produced in these plants. We also announced closure of our Noetinger, Argentina manufacturing facility in 1999. This closure is consistent with our strategy to consolidate production in South America. In 1998, the combine production in Noetinger was moved to our combine manufacturing plant in Brazil. The remaining implement production and other activities in Noetinger were determined to be insufficient to support the cost of the facility. As a result, we determined that closure of the facility and the outsourcing of future implement production would reduce costs of sales in South America. We closed the Coldwater plant in 1999 and the Independence, Lockney and Noetinger plants in 2000. The rationalization of these production facilities is expected to generate annual cost savings of $20 million to $25 million from the elimination of production overhead costs and other efficiencies. We believe that we realized approximately half of these savings in 2000 and expect to fully realize these savings in 2001. In connection with these closures, we recorded restructuring and other infrequent expenses of $24.9 million in 2000 and $24.5 million in 1999. The components of the expenses are summarized in the following table:

                                                                                   BALANCE AT
                                                    1999      2000     EXPENSES   DECEMBER 31,
                                                   EXPENSE   EXPENSE   INCURRED       2000
                                                   -------   -------   --------   ------------
                                                                  (IN MILLIONS)
Employee severance...............................   $ 1.9     $ 6.9     $ 6.9         $1.9
Facility closure costs...........................     7.7       5.4       9.2          3.9
Write-down of property, plant and equipment, net
  of recoveries..................................    14.9       1.3      16.2           --
Production transition costs......................      --      11.3      11.3           --
                                                    -----     -----     -----         ----
                                                    $24.5     $24.9     $43.6         $5.8
                                                    =====     =====     =====         ====

     The severance costs relate to the termination of approximately 1,050 employees, substantially all of which had been terminated at December 31, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations ceased in addition to noncancelable operating lease obligations. The write-down of property, plant and equipment consisted of $0.5 million in 2000 and $7.0 million in 1999 related to machinery and equipment and $0.8 million in 2000 and $7.9 million in 1999 for building and improvements and was based on the estimated fair value of the assets compared to their carrying value. The production transition costs represent costs to relocate and integrate production into other existing facilities. The remaining costs accrued at December 31, 2000 are expected to be incurred in 2001. We expect to record an additional $3.0 million in restructuring and other infrequent expenses in 2001 related to these closures. In addition to the restructuring and other infrequent expenses, we recorded a one-time $5.0 million write-down of production inventory in 1999, which was charged to cost of goods sold and was directly related to the closures.

     In 1998, we recorded restructuring and other infrequent expenses of $40.0 million primarily related to severance and related costs associated with the reduction in our worldwide permanent workforce of approximately 1,400 employees. These headcount reductions were made to address the negative market conditions that adversely impacted demand in the majority of markets. We anticipated reducing selling, general and administrative expenses by approximately $50 million from these headcount reductions in addition to reducing general spending levels by improving productivity and eliminating non-essential projects. The headcount reductions also partially mitigated the impact of lower production levels in 1999, by adjusting manufacturing staff levels. In 1999, we achieved the expected impacts from our initiatives. The components of the restructuring expenses are as follows:

                                                                                BALANCE AT
                                                           1998     EXPENSES   DECEMBER 31,
                                                          EXPENSE   INCURRED       2000
                                                          -------   --------   ------------
                                                                    (IN MILLIONS)
Severance...............................................   $29.0     $27.8         $1.2
Pension and postretirement benefits.....................     7.2       7.2           --
Write-down of assets....................................     3.8       3.8           --
                                                           -----     -----         ----
                                                           $40.0     $38.8         $1.2
                                                           =====     =====         ====

     The pension and postretirement benefits were related to costs associated with the terminated employees. The write-down of assets related to the cancellation of systems projects in order to reduce headcount and future expenses. We expect the remaining reserve balance to be utilized in 2001.

     In 1997, we recorded restructuring and other infrequent expenses of $18.2 million which consisted of (1) $15.0 million related to the restructuring of our European operations and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively, and (2) $3.2 million related to executive severance. The costs associated with the restructuring and integration activities primarily related to the centralization and rationalization of certain manufacturing, selling and administrative functions in addition to the rationalization of a small portion of our European dealer network. These restructuring and integration activities resulted in cost savings related to manufacturing costs and selling, general and administrative expenses that we believe we have achieved. In addition, the European dealer rationalization is expected to improve long-term sales in certain markets. The components of the expense are as follows:

                                                                                    BALANCE AT
                                                    1997     EXPENSES   RESERVES   DECEMBER 31,
                                                   EXPENSE   INCURRED   RELEASED       2000
                                                   -------   --------   --------   ------------
                                                                  (IN MILLIONS)
Executive severance..............................   $ 3.2     $ 3.2       $ --         $ --
Other severance..................................     9.5       9.5         --           --
Other restructuring costs........................     0.5       0.5         --           --
Dealer termination costs.........................     5.0       2.0        3.0           --
                                                    -----     -----       ----         ----
                                                    $18.2     $15.2       $3.0         $ --
                                                    =====     =====       ====         ====

     In 2000, we reversed $3.0 million of restructuring expenses related to dealer termination costs. While it is possible we could still incur costs associated with these dealer terminations, we believe that it is no longer probable these costs will be incurred.

AG-CHEM ACQUISITION

     In November 2000, we entered into an agreement to acquire Ag-Chem Equipment Co., Inc., a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications. Ag-Chem had fiscal 2000 sales of $299 million. The agreement provides Ag-Chem shareholders with a combination of cash and our common stock valued at $25.80 per Ag-Chem common share (for total consideration of approximately $247 million), with the precise proportions being determined based upon the closing price for our common stock immediately prior to the closing. At or above $8.38 per share, the transaction is structured so that Ag-Chem shareholders receive between 50% and 60% of the purchase price in cash (between $124 million and $148 million in the aggregate) and the remainder in stock. Below that price, we generally can elect the amount of cash used, subject to a minimum of $12.90 per Ag-Chem share ($124 million in the aggregate). The transaction is subject to approval from Ag-Chem shareholders and is expected to close in April 2001. Ag-Chem's net sales and income from operations are heavily concentrated in February, March and April of each year, and these sales and income will not, for the most part, be reflected in our 2001 results.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer and distributor receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility. The current lending commitment under our existing revolving credit facility is $765 million. Borrowings under the existing revolving credit facility are limited to the sum of 90% of eligible accounts receivable and 60% of eligible inventory. As of December 31, 2000, $314.2 million was outstanding under the existing revolving credit facility. Available borrowings are subject to receivable and inventory borrowing base requirements and the maintenance of the financial covenants included in the agreement.

     In January 2000, we entered into a $250 million securitization facility whereby certain U.S. wholesale accounts receivables are sold on a revolving basis through a wholly-owned special purpose subsidiary to a third party. We initially funded $200 million under the securitization facility and have maintained this level of funding through subsequent receivables sales. The proceeds from the funding were used to reduce outstanding borrowings under the existing revolving credit facility. Our lending commitment under the existing revolving credit facility was permanently reduced to $800 million, representing a decrease of $200 million as a result of the initial proceeds received from the securitization, was reduced by $35 million in connection with a subsequent increase in the U.S. securitization facility (in 2001), and will be further reduced by any additional funding received from the U.S. securitization facility. In conjunction with the closing of the U.S. securitization facility, we recorded an initial one-time $8.0 million loss in the first quarter of 2000.

     In March 1996, we issued $250.0 million of 8 1/2% senior subordinated notes due 2006 at 99.139% of their principal amount. The indenture governing the notes contains numerous covenants, including limitations on our ability to incur additional indebtedness, to make investments, to make "restricted payments" (including dividends), and to create liens. The indenture also requires us to offer to repurchase the notes in the event of a change in control. Subsequent to year-end, we were issued a notice of default by the trustee of the notes regarding the violation of a covenant restricting the payments of dividends during periods in 1999, 2000 and 2001 when an interest coverage ratio was not met. During that period, we paid approximately $4.8 million in dividends based upon our interpretation that we did not need to meet the interest coverage ratio but, instead, an alternative total debt test. We issued preferred stock, which is convertible to common stock, in a private placement with net proceeds that exceed the amount of dividend payments, interest on those payments and related expenses. We subsequently received sufficient waivers from the holders of the notes for any violation of the covenant that might have resulted from the dividend payments. In connection with the receipt of waivers, we paid a waiver fee of approximately $2.5 million, which will be expensed in the first quarter of 2001. Currently, we are prohibited from paying dividends until such time as the interest coverage ratio in the indenture is met.

     We currently are in the process of modifying our capital structure in order to most efficiently meet our funding needs and replace our existing revolving credit facility, which expires in January 2002. In addition, although we currently are in compliance with the financial covenants under all of our indebtedness, the financial covenants in our existing revolving credit facility become more stringent at the end of the second quarter of 2001. As a result, we currently do not anticipate being able to fulfill two of the financial covenants contained in the facility, a limitation on the ratio of funded debt to EBITDA and a minimum fixed charge coverage ratio. To address these issues, we have entered into a commitment letter with Rabobank for a new revolving credit facility, which we expect to close early in the second quarter of 2001. The new facility is expected to permit borrowings of up to $350 million, to have a 4 1/2 year term, and to be secured by a majority of our assets, including a portion of the capital stock of certain foreign subsidiaries. In addition, we are in the process of offering $250 million in fixed rate senior notes for sale in a private placement. The notes will mature in seven years and will have terms substantially similar to our currently outstanding 8 1/2% senior subordinated notes, except that they will not be subordinated. Finally, we intend to enter into a new $100 million accounts receivable securitization facility in Europe. These facilities and the notes are expected to provide us with sufficient working capital on an ongoing basis to meet the needs of our business.

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then decreasing in the second half of the year. We had $603.9 million of working capital at December 31, 2000, compared to $764.0 million at December 31, 1999. The decrease in working capital was primarily due to lower accounts receivable related to the $200 million sale of accounts receivable through the U.S. securitization facility.

     Cash flow provided by operating activities was $174.4 million in 2000, $233.7 million in 1999, and $11.2 million in 1998. The decrease in operating cash flow in 2000 was primarily due to a reduction in our accounts receivable and inventory levels. The accounts receivable reduction was created by the $200 million sale of accounts receivable through the U.S. securitization facility, offset by other receivable increases due to higher fourth quarter sales in 2000, higher dealer inventories of certain new products introduced in late 2000 and planned increases in dealer inventories of certain products affected by manufacturing facility rationalizations. The increase in operating cash flow in 1999 was primarily due to a reduction in accounts receivable and inventory levels. In response to the industry decline, we decreased production levels in order to reduce the level of dealer and our inventories.

     Capital expenditures were $57.7 million, $44.2 million and $61.0 million in 2000, 1999 and 1998, respectively. Our capital expenditures are primarily to support the development and enhancement of new and existing products as well as facility and equipment improvements. The level of capital expenditures vary from year to year based on requirements to support new products, equipment replacements and equipment and facility improvements. We currently estimate that capital expenditures for 2001 will range from approximately $50 million to $60 million. Capital expenditures are expected to be funded from cash flows from operations.

     Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 41.9% at December 31, 2000 compared to 45.5% at December 31, 1999. The decrease is attributable to a reduction of indebtedness of $121.5 million primarily from proceeds from the securitization facility offset to some extent by the negative cumulative translation adjustment to equity of $40.5 million, primarily related to the weakening of the Euro in relation to the U.S. dollar.

     We believe that through our access to credit markets, available cash and internally generated funds we will able to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In addition, from time to time we review and will continue to review acquisition and joint venture opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our revolving credit facility or complete public or private offerings of equity or debt securities.

OUTLOOK

     Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities and general economic conditions.

     Global demand for agricultural equipment in 2000 remained relatively weak due to low commodity prices and weak industry fundamentals. No meaningful changes in these factors are expected in 2001. As a result, we expect industry retail demand in 2001 to be flat in the major markets of the world, with the exception of Western Europe. Due to farm consolidation, CAP reform, and concerns over BSE (mad cow disease) and other livestock diseases, industry demand in Western Europe is currently expected to be 5% below 2000. The extent of the BSE and other livestock diseases in Europe and the measures taken to control its spreading could negatively impact this forecast. Based on our current industry forecast and impacts of cost reduction initiatives, operating margins and overall profitability in 2001 are expected to improve compared to 2000.

FOREIGN CURRENCY RISK MANAGEMENT

     We have significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia which is primarily denominated in British pounds, Euros or U.S. dollars (See "Segment Reporting" in the Notes to Consolidated Financial Statements for sales by customer location). Our most significant transactional foreign currency exposures are the British pound in relation to the Euro and the British pound, Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect our results of operations.

     We attempt to manage our transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments arising from receivables, payables, and committed purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain of our exposures through the use of foreign currency forward contracts. Our hedging policy prohibits foreign currency forward contracts for speculative trading purposes. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. Our most significant translation exposures are the British pound, the Euro and the Brazilian real in relation to the U.S. dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2000 stated in U.S. dollars are as follows:

                                                            NET
                                                          NOTIONAL    AVERAGE       FAIR
                                                           AMOUNT     CONTRACT      VALUE
                                                         BUY/(SELL)    RATE*     GAIN/(LOSS)
                                                         ----------   --------   -----------
                                                                    (IN MILLIONS)
Australian dollar......................................   $   3.0        1.88       $ 0.2
British pound..........................................     (78.4)       0.68        (1.8)
Danish krone...........................................     (17.4)       8.08        (0.4)
Euro dollar............................................      50.8        1.16         5.0
French franc...........................................     (31.0)       7.06        (0.4)
German mark............................................       1.1        2.15          --
Greek drachma..........................................      (2.5)     375.35        (0.1)
Japanese yen...........................................      13.1      109.15        (0.6)
Norwegian krone........................................      (6.2)       8.81          --
Swedish krona..........................................      (3.3)       9.40          --
Mexican peso...........................................       3.0        9.50          --
Canadian dollar........................................     (34.7)       1.52        (0.5)
Swiss franc............................................      (0.2)       1.63          --
                                                          -------                   -----
                                                          $(102.7)                  $ 1.4
                                                          =======                   =====

---------------

* per U.S. dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

INTEREST RATES

     We manage interest rate risk through the use of fixed rate debt and interest rate swap contracts. We have fixed rate debt from our $250 million
8 1/2% senior subordinated notes due 2006. In addition, we entered into an interest rate swap contract to further minimize the effect of potential interest rate increases on floating rate debt in a rising interest rate environment. At December 31, 2000, we had an interest rate swap contract outstanding with a notional amount of $88.3 million which expires on December 31, 2001. The interest rate swap has the effect of converting a portion of our floating rate indebtedness to a fixed rate of 5.3%. Our floating rate exposure is related primarily to our revolving credit facility, which is tied to changes in U.S. and European LIBOR rates, and our securitization facility, for which losses on sales of receivables vary based on U.S. LIBOR rates. Assuming a 10% increase in interest rates, our interest expense, net, including the effect of the interest rate swap contract for 2000, would have increased by approximately $2.1 million.

EURO CURRENCY

     We have established the capability to trade in the common European currency in all European locations. In addition, we have substantially completed the transition to transacting and accounting for our European business in Euros. We do not currently expect our competitive position (including pricing, purchasing contracts and systems modifications) to be materially affected by the change to the Euro.

ACCOUNTING CHANGES

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting treatment is met. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under

SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. We adopted SFAS No. 133 on January 1, 2001. We have evaluated the effect of this statement on our derivative instruments, which are primarily interest rate swaps and foreign currency forward contracts and have determined the cumulative effect as of January 1, 2001 resulted in a fair value asset, net of taxes, of approximately $.5 million.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 does not change existing accounting literature on revenue recognition but rather explains the SEC's general framework for revenue recognition. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. We have evaluated SAB 101 and believe that we are in compliance with this bulletin. As a result, this bulletin had no effect on our results of operations or financial position.

     In May 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," effective in the fourth quarter of 2000. Issue No. 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered. It requires that an entity recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded or the date at which the sales incentive is offered. Issue No. 00-14 also requires that the reduction in or refund of the selling price of the product resulting from any sales incentive be classified as a reduction of revenue. We are in compliance with Issue No. 00-14 and it had no material effect on our expense classifications, operations or financial position.

     In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Issue No. 00-10 is also effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. In connection with this Issue, we reclassified certain revenue, cost of goods sold and SG&A expense amounts in all periods presented in our Statements of Operations. The reclassifications resulted in an increase in net sales of approximately $28.1, $25.4 and $31.0 for 2000, 1999 and 1998, respectively, an increase in cost of goods sold of $24.8, $21.8 and $27.4 for 2000, 1999 and 1998, respectively, and an increase to SG&A expenses of $3.3, $3.6 and $3.6 for 2000, 1999 and 1998, respectively. These reclassifications had no effect on our results of operations or financial position.

     Also in September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 had no effect on our results of operations or financial position.

FORWARD LOOKING STATEMENTS

     Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K are forward looking, including certain statements set forth under the headings "Results of Operations" and "Liquidity and Capital Resources." Forward looking statements include our expectations with respect to factors that affect net sales and income, restructuring and other infrequent expenses, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although we believe that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various ares of the world. Further information concerning factors that could significantly affect our results is included in our filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Currency Risk Management," "-- Interest Rates" and "-- Euro Currency" on pages 24 and 25 under Item 7 of this Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of AGCO and its subsidiaries for the year ended December 31, 2000 are included in this item:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   28
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   29
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   30
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   32
Notes to Consolidated Financial Statements..................   33

     The information under the heading "Quarterly Results" of Item 7 on page 20 of this Form 10-K is incorporated herein by reference.

     The financial statements of AGCO Finance LLC (Agricredit Acceptance LLC) included as Exhibit 99.1 to this Form 10-K are incorporated herein by reference.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AGCO Corporation:

     We have audited the accompanying consolidated balance sheets of AGCO CORPORATION AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Atlanta, Georgia
March 29, 2001

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $2,336.1   $2,436.4   $2,970.8
Cost of goods sold..........................................   1,959.5    2,078.7    2,431.5
                                                              --------   --------   --------
  Gross profit..............................................     376.6      357.7      539.3
Selling, general and administrative expenses................     228.2      233.2      274.3
Engineering expenses........................................      45.6       44.6       56.1
Restructuring and other infrequent expenses.................      21.9       24.5       40.0
Amortization of intangibles.................................      15.1       14.8       13.2
                                                              --------   --------   --------
  Income from operations....................................      65.8       40.6      155.7
Interest expense, net.......................................      46.6       57.6       67.7
Other expense, net..........................................      33.1       15.2       13.7
                                                              --------   --------   --------
Income (loss) before income taxes and equity in net earnings
  of affiliates.............................................     (13.9)     (32.2)      74.3
Income tax provision (benefit)..............................      (7.6)     (10.2)      27.5
                                                              --------   --------   --------
Income (loss) before equity in net earnings of affiliates...      (6.3)     (22.0)      46.8
Equity in net earnings of affiliates........................       9.8       10.5       13.8
                                                              --------   --------   --------
Net income (loss)...........................................  $    3.5   $  (11.5)  $   60.6
                                                              ========   ========   ========
Net income (loss) per common share:
  Basic.....................................................  $   0.06   $  (0.20)  $   1.01
  Diluted...................................................  $   0.06   $  (0.20)  $   0.99
Weighted average shares outstanding:
  Basic.....................................................      59.2       58.7       59.7
                                                              ========   ========   ========
  Diluted...................................................      59.7       58.7       61.2
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   13.3   $   19.6
  Accounts and notes receivable, net........................     602.9      758.2
  Inventories, net..........................................     531.1      561.1
  Other current assets......................................      93.0       77.2
                                                              --------   --------
          Total current assets..............................   1,240.3    1,416.1
Property, plant and equipment, net..........................     316.2      310.8
Investments in affiliates...................................      85.3       93.6
Other assets................................................     176.0      140.1
Intangible assets, net......................................     286.4      312.6
                                                              --------   --------
          Total assets......................................  $2,104.2   $2,273.2
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  244.4   $  244.2
  Accrued expenses..........................................     357.6      378.1
  Other current liabilities.................................      34.4       29.8
                                                              --------   --------
          Total current liabilities.........................     636.4      652.1
Long-term debt..............................................     570.2      691.7
Postretirement health care benefits.........................      27.5       25.4
Other noncurrent liabilities................................      80.2       74.9
                                                              --------   --------
          Total liabilities.................................   1,314.3    1,444.1
                                                              --------   --------
Commitments and Contingencies (Note 11)
Stockholders' Equity:
  Common stock; $0.01 par value, 150,000,000 shares
     authorized, 59,589,428 and 59,579,559 shares issued and
     outstanding in 2000 and 1999, respectively.............       0.6        0.6
  Additional paid-in capital................................     427.1      427.7
  Retained earnings.........................................     622.9      621.9
  Unearned compensation.....................................      (1.4)      (5.1)
  Accumulated other comprehensive income (loss).............    (259.3)    (216.0)
                                                              --------   --------
          Total stockholders' equity........................     789.9      829.1
                                                              --------   --------
          Total liabilities and stockholders' equity........  $2,104.2   $2,273.2
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                              ACCUMULATED OTHER COMPREHENSIVE
                                                                                                       INCOME (LOSS)
                                                                                          ----------------------------------------
                                                                                          ADDITIONAL                  ACCUMULATED
                                COMMON STOCK       ADDITIONAL                              MINIMUM     CUMULATIVE        OTHER
                             -------------------    PAID-IN     RETAINED     UNEARNED      PENSION     TRANSLATION   COMPREHENSIVE
                               SHARES     AMOUNT    CAPITAL     EARNINGS   COMPENSATION   LIABILITY    ADJUSTMENT    INCOME (LOSS)
                             ----------   ------   ----------   --------   ------------   ----------   -----------   -------------
Balance, December 31,
  1997.....................  62,972,423    $0.6      $515.0      $577.6       $(20.0)       $ 0.0        $ (81.6)       $ (81.6)
  Net income...............          --      --          --        60.6           --           --             --             --
  Repurchases of common
    stock..................  (3,487,200)     --       (88.1)         --           --           --             --             --
  Stock options
    exercised..............      50,698      --         0.4          --           --           --             --             --
  Common stock dividends
    ($0.04 per common
      share)...............          --      --          --        (2.4)          --           --             --             --
  Amortization of unearned
    compensation...........          --      --          --          --          8.9           --             --             --
  Change in cumulative
    translation
    adjustment.............          --      --          --          --           --           --           11.1           11.1
                             ----------    ----      ------      ------       ------        -----        -------        -------
Balance, December 31,
  1998.....................  59,535,921     0.6       427.3       635.8        (11.1)          --          (70.5)         (70.5)
  Net loss.................          --      --          --       (11.5)          --           --             --             --
  Issuance of restricted
    stock..................      26,500      --         0.2          --         (0.2)          --             --             --
  Stock options
    exercised..............      17,138      --         0.2          --           --           --             --             --
  Common stock dividends
    ($0.04 per common
      share)...............          --      --          --        (2.4)          --           --             --             --
  Amortization of unearned
    compensation...........          --      --          --          --          6.2           --             --             --
  Change in cumulative
    translation
    adjustment.............          --      --          --          --           --           --         (145.5)        (145.5)
                             ----------    ----      ------      ------       ------        -----        -------        -------
Balance, December 31,
  1999.....................  59,579,559     0.6       427.7       621.9         (5.1)          --         (216.0)        (216.0)
  Net income...............          --      --          --         3.5           --           --             --             --
  Forfeitures of restricted
    stock..................     (29,833)     --        (0.9)         --          0.2           --             --             --
  Stock options
    exercised..............      39,702      --         0.3          --           --           --             --             --
  Common stock dividends
    ($0.04 per common
      share)...............          --      --          --        (2.5)          --           --             --             --
  Amortization of unearned
    compensation...........          --      --          --          --          3.5           --             --             --
  Additional minimum
    pension liability......          --      --          --          --           --         (2.8)            --           (2.8)
  Change in cumulative
    translation
    adjustment.............          --      --          --          --           --           --          (40.5)         (40.5)
                             ----------    ----      ------      ------       ------        -----        -------        -------
Balance, December 31,
  2000.....................  59,589,428    $0.6      $427.1      $622.9       $ (1.4)       $(2.8)       $(256.5)       $(259.3)
                                           ====      ======      ======       ======        =====        =======        =======


                                 TOTAL
                             STOCKHOLDERS'   COMPREHENSIVE
                                EQUITY       INCOME (LOSS)
                             -------------   -------------
Balance, December 31,
  1997.....................     $ 991.6
  Net income...............        60.6         $  60.6
  Repurchases of common
    stock..................       (88.1)
  Stock options
    exercised..............         0.4
  Common stock dividends
    ($0.04 per common
      share)...............        (2.4)
  Amortization of unearned
    compensation...........         8.9
  Change in cumulative
    translation
    adjustment.............        11.1            11.1
                                -------         -------
Balance, December 31,
  1998.....................       982.1            71.7
                                                =======
  Net loss.................       (11.5)          (11.5)
  Issuance of restricted
    stock..................          --
  Stock options
    exercised..............         0.2
  Common stock dividends
    ($0.04 per common
      share)...............        (2.4)
  Amortization of unearned
    compensation...........         6.2
  Change in cumulative
    translation
    adjustment.............      (145.5)         (145.5)
                                -------         -------
Balance, December 31,
  1999.....................       829.1          (157.0)
                                                =======
  Net income...............         3.5             3.5
  Forfeitures of restricted
    stock..................        (0.7)
  Stock options
    exercised..............         0.3
  Common stock dividends
    ($0.04 per common
      share)...............        (2.5)
  Amortization of unearned
    compensation...........         3.5
  Additional minimum
    pension liability......        (2.8)           (2.8)
  Change in cumulative
    translation
    adjustment.............       (40.5)          (40.5)
                                -------         -------
Balance, December 31,
  2000.....................     $ 789.9         $ (39.8)
                                =======         =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $   3.5   $ (11.5)  $  60.6
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization.............................     51.6      55.8      57.6
  Amortization of intangibles...............................     15.1      14.8      13.2
  Amortization of unearned compensation.....................      3.0       6.2       8.9
  Equity in net earnings of affiliates, net of cash
     received...............................................     (0.1)      2.4      (3.3)
  Deferred income tax benefit...............................    (37.6)    (47.2)    (22.4)
  Loss on write-down of property, plant and equipment.......      1.3      14.9        --
  Changes in operating assets and liabilities, net of
     effects from purchase/sale of businesses:
     Accounts and notes receivable, net.....................    127.8     194.3      17.7
     Inventories, net.......................................     23.7      72.1     (17.3)
     Other current and noncurrent assets....................     (9.9)    (20.3)     (1.2)
     Accounts payable.......................................     (0.6)    (38.5)    (87.7)
     Accrued expenses.......................................     (7.8)     (3.5)    (15.0)
     Other current and noncurrent liabilities...............      4.4      (5.8)      0.1
                                                              -------   -------   -------
          Total adjustments.................................    170.9     245.2     (49.4)
                                                              -------   -------   -------
          Net cash provided by operating activities.........    174.4     233.7      11.2
                                                              -------   -------   -------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................    (57.7)    (44.2)    (61.0)
  Proceeds from sale/leaseback of property..................       --      18.7        --
  Sale/(purchase) of businesses, net........................    (10.0)      6.0     (60.6)
  Investments in unconsolidated affiliates..................     (2.0)     (1.1)       --
                                                              -------   -------   -------
          Net cash used for investing activities............    (69.7)    (20.6)   (121.6)
                                                              -------   -------   -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    413.3     536.1     984.4
  Repayments of long-term debt..............................   (520.8)   (740.8)   (798.9)
  Proceeds from issuance of common stock....................      0.3        --       0.4
  Repurchases of common stock...............................       --        --     (88.1)
  Dividends paid on common stock............................     (2.5)     (2.4)     (2.4)
                                                              -------   -------   -------
          Net cash provided by (used for) financing
            activities......................................   (109.7)   (207.1)     95.4
                                                              -------   -------   -------
  Effect of exchange rate changes on cash and cash
     equivalents............................................     (1.3)     (2.3)     (0.3)
                                                              -------   -------   -------
Increase (decrease) in cash and cash equivalents............     (6.3)      3.7     (15.3)
Cash and cash equivalents, beginning of period..............     19.6      15.9      31.2
                                                              -------   -------   -------
Cash and cash equivalents, end of period....................  $  13.3   $  19.6   $  15.9
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                                AGCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     AGCO Corporation ("AGCO" or the "Company") is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company's products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO Allis, Massey Ferguson, Hesston, White, GLEANER, New Idea, AGCOSTAR, Tye, Farmhand, Glencoe, Fendt, Spra-Coupe and Willmar. The Company distributes its products through a combination of approximately 7,750 independent dealers, distributors, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through its retail finance joint ventures with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" (the "Retail Finance Joint Ventures").

BASIS OF PRESENTATION

     The consolidated financial statements represent the consolidation of all majority owned companies. The Company records all affiliate companies representing a 20%-50% ownership using the equity method of accounting. Other investments representing an ownership of less than 20% are recorded at cost. All significant intercompany transactions have been eliminated to arrive at the consolidated financial statements.

     Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications include the reclassification of shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

REVENUE RECOGNITION

     Sales of equipment and replacement parts are recorded by the Company when shipped and title and all risks of ownership have been transferred to the independent dealer, distributor or other customer. Payment terms vary by market and product with fixed payment schedules on all sales. The Company does not offer consignment terms on any of its products. The terms of sale generally require that a purchase order accompany all shipments. Title passes to the dealer or distributor upon shipment and the risk of loss from damage, theft or destruction of the equipment is the responsibility of the dealer or distributor. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program.

     In the United States and Canada, all equipment sales are immediately due upon a retail sale of the equipment by the dealer. If not already paid by the dealer in the United States and Canada, installment payments are required generally beginning 7 to 13 months after shipment with the remaining outstanding equipment balance generally due within 12 to 24 months of shipment. Interest is generally charged on the outstanding balance 4 to 13 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Payment in full for equipment in the United States and Canada are made on average within twelve months of shipment. Sales of replacement parts are generally payable within 30 days of shipment with terms for some larger seasonal stock orders generally payable within 6 months of shipment.

                                AGCO CORPORATION

     In other international markets, equipment sales are payable in full within 30 to 180 days of shipment. Payment terms for some highly seasonal products have a specific due date during the year regardless of the shipment date. Sales of replacement parts are generally payable within 30 days of shipment with terms for some larger seasonal stock orders generally payable within 6 months of shipment.

     In certain markets, particularly in North America, there is a time lag, which varies based on the timing and level of retail demand, between the date the Company records a sale and when the dealer sells the equipment to a retail customer.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiaries are translated into U.S. currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in "Accumulated other comprehensive income" in stockholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to receivable and inventory allowances and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty and insurance.

CASH AND CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company's terms of sale are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase dealer or distributor's unsold inventory, including inventory for which the receivable has already been paid.

     For sales outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. In the United States and Canada, where approximately 28% of the Company's net sales were generated in 2000, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from 1 to 12 months with the exception of certain seasonal products which bear interest after various periods depending on the timing of shipment and the dealer or distributor's sales during the preceding year. For the year ended December 31, 2000, 20.7%, 5.2%, 1.3% and 0.8% of the Company's net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or

                                AGCO CORPORATION
more, respectively. Actual interest-free periods are shorter than above because the equipment receivable in the United States and Canada is due immediately upon sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

     Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Accounts and notes receivable allowances at December 31, 2000 and 1999 were as follows (in millions):

                                                              2000    1999
                                                              -----   -----
Sales incentive discounts...................................  $54.9   $53.6
Doubtful accounts...........................................   43.4    43.0
                                                              -----   -----
                                                              $98.3   $96.6
                                                              =====   =====

     The Company occasionally transfers certain accounts receivable to various financial institutions. The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at December 31, 2000 and 1999 were as follows (in millions):

                                                               2000     1999
                                                              ------   ------
Finished goods..............................................  $233.0   $248.4
Repair and replacement parts................................   222.2    229.3
Work in process, production parts and raw materials.........   143.6    154.6
                                                              ------   ------
Gross inventories...........................................   598.8    632.3
Allowance for surplus and obsolete inventories..............   (67.7)   (71.2)
                                                              ------   ------
Inventories, net............................................  $531.1   $561.1
                                                              ======   ======

                                AGCO CORPORATION

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of 10 to 40 years for buildings and improvements, three to 15 years for machinery and equipment and three to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment at December 31, 2000 and 1999 consisted of the following (in millions):

                                                               2000      1999
                                                              -------   -------
Land........................................................  $  39.1   $  40.0
Buildings and improvements..................................    104.6     101.3
Machinery and equipment.....................................    258.0     263.1
Furniture and fixtures......................................     55.3      47.4
                                                              -------   -------
Gross property, plant and equipment.........................    457.0     451.8
Accumulated depreciation and amortization...................   (140.8)   (141.0)
                                                              -------   -------
Property, plant and equipment, net..........................  $ 316.2   $ 310.8
                                                              =======   =======

INTANGIBLE ASSETS

     Intangible assets at December 31, 2000 and 1999 consisted of the following (in millions):

                                                               2000     1999
                                                              ------   ------
Goodwill....................................................  $285.0   $284.4
Trademarks..................................................    66.0     66.0
Other.......................................................     4.9      4.0
Accumulated amortization....................................   (69.5)   (41.8)
                                                              ------   ------
Intangible assets, net......................................  $286.4   $312.6
                                                              ======   ======

     The excess of cost over net assets acquired ("goodwill") is being amortized to income on a straight-line basis over periods ranging from 10 to 40 years. The Company also assigned values to certain acquired trademarks which are being amortized to income on a straight-line basis over 40 years.

     The Company periodically reviews the carrying values assigned to goodwill and other intangible assets based on expectations of future cash flows and operating income generated by the underlying tangible assets.

LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives.

                                AGCO CORPORATION

ACCRUED EXPENSES

     Accrued expenses at December 31, 2000 and 1999 consisted of the following (in millions):

                                                               2000     1999
                                                              ------   ------
Reserve for volume discounts and sales incentives...........  $ 87.5   $ 88.2
Warranty reserves...........................................    58.7     66.1
Accrued employee compensation and benefits..................    58.2     49.9
Accrued taxes...............................................    30.0     46.8
Other.......................................................   123.2    127.1
                                                              ------   ------
                                                              $357.6   $378.1
                                                              ======   ======

WARRANTY RESERVES

     The Company's agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.

INSURANCE RESERVES

     Under the Company's insurance programs, coverage is obtained for significant liability limits as well as those risks required to be insured by law or contract. It is the policy of the Company to self-insure a portion of certain expected losses related primarily to workers' compensation and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are expensed as incurred and are included in Engineering expenses in the Consolidated Statements of Operations.

ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2000, 1999, and 1998 totaled approximately $7.9 million, $7.6 million and $9.5 million, respectively.

SHIPPING AND HANDLING EXPENSES

     The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10. All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $11.1 million, $11.9 million and $12.6 million for 2000, 1999 and 1998, respectively.

                                AGCO CORPORATION

INTEREST EXPENSE, NET

     Interest expense, net for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                               2000     1999     1998
                                                              ------   ------   ------
Interest expense............................................  $ 60.3   $ 71.4   $ 81.5
Interest income.............................................   (13.7)   (13.8)   (13.8)
                                                              ------   ------   ------
                                                              $ 46.6   $ 57.6   $ 67.7
                                                              ======   ======   ======

NET INCOME PER COMMON SHARE

     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes exercise of outstanding stock options and vesting of restricted stock into common stock during the periods outstanding when the effects of such assumptions are dilutive.

     A reconciliation of net income (loss) and the weighted average number of common and common equivalent shares outstanding used to calculate basic and diluted net income (loss) per common share for the years ended December 31, 2000, 1999 and 1998 is as follows (in millions, except per share data):

                                                              2000     1999    1998
                                                              -----   ------   -----
Basic Earnings Per Share
  Weighted average number of common shares outstanding......   59.2     58.7    59.7
                                                              =====   ======   =====
Net income (loss)...........................................  $ 3.5   $(11.5)  $60.6
                                                              =====   ======   =====
  Net income (loss) per share...............................  $0.06   $(0.20)  $1.01
                                                              =====   ======   =====
Diluted Earnings Per Share
  Weighted average number of common shares outstanding......   59.2     58.7    59.7
  Shares issued upon assumed vesting of restricted stock....    0.4       --     1.3
  Shares issued upon assumed exercise of outstanding stock
     options................................................    0.1       --     0.2
                                                              -----   ------   -----
  Weighted average number of common and common equivalent
     shares outstanding.....................................   59.7     58.7    61.2
                                                              =====   ======   =====
Net income (loss)...........................................  $ 3.5   $(11.5)  $60.6
                                                              =====   ======   =====
Net income (loss) per share.................................  $0.06   $(0.20)  $0.99
                                                              =====   ======   =====

     Stock options to purchase 1.4 million, 1.1 million, and 0.5 million shares during 2000, 1999 and 1998, respectively, were outstanding but not included in the calculation of weighted average shares outstanding because the option exercise prices were higher than the market price of the Company's common stock during the related periods.

COMPREHENSIVE INCOME

     The Company reports comprehensive income, defined as the total of net income and all other nonowner changes in equity and the components thereof in the Consolidated Statements of Stockholders' Equity.

FINANCIAL INSTRUMENTS

     The carrying amount of long-term debt under the Company's revolving credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar

                                AGCO CORPORATION
terms and average maturities. At December 31, 2000, the estimated fair value of the Company's 8.5% Senior Subordinated Notes (Note 7), based on its listed market value, was $223.9 million compared to the carrying value of $248.6 million.

     The Company enters into foreign exchange forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. At December 31, 2000 and 1999, the Company had foreign exchange forward contracts outstanding with gross notional amounts of $244.7 million and $348.2 million, respectively. Gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transaction. As such, the Company has foreign forward exchange contracts with a market value gain of approximately $1.4 million at December 31, 2000. These foreign exchange forward contracts do not subject the Company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes.

     The Company entered into an interest rate swap contract to further minimize the effect of potential interest rate increases on floating rate debt. At December 31, 2000, the Company had an Euro denominated interest rate swap contract outstanding with a notional amount of $88.3 million. This contract has the effect of converting a portion of the Company's floating rate Euro denominated indebtedness under its revolving credit facility (Note 7) to a fixed interest rate of 5.3%. The interest rate swap contract expires on December 31, 2001. The fair value of the Company's interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account interest and currency rates. At December 31, 2000, the Company estimates that the interest rate swap agreement has a market value of approximately $0.8 million. The Company anticipates holding the interest rate swap agreement through maturity.

     The notional amounts of foreign exchange forward contracts and the interest rate swap contract do not represent amounts exchanged by the parties and therefore are not a measure of the Company's risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant.

     Gains or losses are reported as part of sales or cost of sales depending on whether the underlying contract was a sale or purchase of goods. If the contract does not qualify as a firm commitment in accordance with SFAS No. 52, the unrealized gains or losses on the derivative instrument are recorded immediately in earnings at fair value. If the transactional hedge is terminated, the gain or loss is recognized in income when the underlying transaction is recognized. At December 31, 2000 and 1999, all outstanding contracts were related to firm commitments.

ACCOUNTING CHANGES

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting treatment is met. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. The Company adopted SFAS No. 133 on January 1, 2001. The Company has evaluated the effect of this statement on the Company's derivative instruments, which are primarily interest rate swaps and foreign currency forward

                                AGCO CORPORATION
contracts and has determined the cumulative effect as of January 1, 2001 resulted in a fair value asset, net of taxes, of approximately $0.5 million.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 does not change existing accounting literature on revenue recognition but rather explains the SEC's general framework for revenue recognition. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Company has evaluated SAB 101 and believes that it is in compliance with this bulletin. As a result, this bulletin had no effect on results of operations or financial position of the Company.

     In May 2000, the EITF reached a final consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," effective in the fourth quarter of 2000. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered. It requires that an entity recognize the cost of the sales incentive at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. EITF 00-14 also requires that the reduction in or refund of the selling price of the product resulting from any sales incentive be classified as a reduction of revenue. The Company is in compliance with this Issue and it had no material effect on the Company's expense classifications, operations or financial position.

     In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 is also effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. In connection with this Issue, the Company reclassified certain revenue, cost of goods sold and SG&A expense amounts in all periods presented in its Statements of Operations. The reclassifications resulted in an increase in net sales of approximately $28.1, $25.4 and $31.0 for 2000, 1999 and 1998, respectively, an increase in cost of goods sold of $24.8, $21.8 and $27.4 for 2000, 1999 and 1998, respectively, and an increase to SG&A expenses of $3.3, $3.6 and $3.6 for 2000, 1999 and 1998, respectively. These reclassifications had no effect on the Company's results of operations or financial position.

     Also in September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 had no effect on the Company's results of operations or financial position.

2. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

     In May 2000, the Company acquired from CNH Global N.V. ("CNH") its 50% share in Hay and Forage Industries ("HFI") for $10 million. This agreement terminated a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI, located in Hesston, Kansas develops and manufactures hay and forage equipment and implements that AGCO sells under various brand names. The acquired assets and liabilities primarily consisted of technology, production inventories, property, plant and equipment related to its manufacturing

                                AGCO CORPORATION
operations, accounts payable and accrued liabilities. The financial statements of HFI, which were previously accounted for under the equity method of accounting, were consolidated with the Company's financial statements as of the date of the acquisition.

     Effective October 1, 1998, the Company acquired the net assets of the Willmar product line, a brand of agricultural self-propelled sprayers, spreaders and loaders for approximately $33 million. The acquired assets and liabilities primarily consisted of trademarks and trade names, technology, accounts receivable, inventories, property, plant and equipment related to its manufacturing operations, accounts payable and accrued expenses. Effective July 1, 1998, the Company acquired certain net assets related to the Spra-Coupe product line, a brand of self-propelled sprayers for approximately $37.2 million. The acquired assets and liabilities primarily consisted of trademarks and trade names, technology, accounts receivable, inventories, production tooling and accrued liabilities.

     The Company's acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion ("APB") No. 16, and, accordingly, each purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values as of the acquisition dates. The purchase price allocation for certain past acquisitions included liabilities associated with certain costs to integrate the acquired businesses into the Company's operations. In connection with the acquisition of Xaver Fendt GmbH in 1997, the Company established liabilities primarily related to severance and other costs associated with the planned closure of certain sales and marketing offices and parts distribution operations. The Spra-Coupe and Willmar acquisition liabilities related to employee relocation and other costs to integrate production into one manufacturing facility. The activity related to these liabilities is summarized in the following table.

                                                                                             BALANCE AT
                                  LIABILITIES   INCURRED   INCURRED   INCURRED   INCURRED   DECEMBER 31,
                                  ESTABLISHED     1997       1998       1999       2000         2000
                                  -----------   --------   --------   --------   --------   ------------
Deutz Argentina headcount
  reduction.....................     $ 2.8        $2.8       $ --       $ --       $ --         $ --
Fendt sales office closure......       2.6          --        1.1        0.9        0.6           --
Fendt parts distribution
  closure.......................       4.5          --         --        0.9        0.3          3.3
Willmar/Spra-Coupe
  integration...................       0.6          --        0.2        0.2        0.2           --
                                     -----        ----       ----       ----       ----         ----
                                     $10.5        $2.8       $1.3       $2.0       $1.1         $3.3
                                     =====        ====       ====       ====       ====         ====

DISPOSITIONS

     Effective February 5, 1999, the Company sold its manufacturing plant in Haedo, Argentina (the "Haedo Sale") for approximately $19.0 million. The Company received $12.3 million of the purchase price in December 1998 in the form of a deposit and received the remaining balance in December 1999. The Haedo Sale included property, plant and equipment at the facility in addition to the transfer of hourly and salaried manufacturing employees. The Haedo Sale had no material impact to the Company's 1999 results of operations.

PENDING ACQUISITION

     In November 2000, AGCO entered into an agreement to acquire Ag-Chem Equipment Company, Inc. ("Ag-Chem"), a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications. Ag-Chem had sales of $299 million for the year ended September 30, 2000. The merger agreement provides that AGCO will acquire Ag-Chem and all of the outstanding Ag-Chem common stock in exchange for a combination of cash and shares of AGCO common stock. The value of this combination will be $25.80 per share of Ag-Chem common stock for total merger

                                AGCO CORPORATION
consideration of approximately $247 million. The combination of cash and stock is dependent on the value of AGCO common stock at the closing date, but the amount of common stock that AGCO will issue is limited to 11,800,000 shares. The transaction is subject to approval from Ag-Chem shareholders and is expected to close in April of 2001.

3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     The Company recorded restructuring and other infrequent expenses of $21.9 million, $24.5 million and $40 million in 2000, 1999 and 1998, respectively. The 2000 expense consisted of $24.9 million associated with the closure of certain manufacturing facilities in the United States and Argentina and a credit of $3.0 million related to the reversal of reserves established in 1997. The 1999 expense also related to the manufacturing facility closures. The 1998 expense was primarily related to the reduction in the Company's worldwide workforce.

MANUFACTURING FACILITY CLOSURES

     In the second quarter of 2000, the Company announced its plan to permanently close its combine manufacturing facility in Independence, Missouri and relocate existing production to the Company's Hesston, Kansas manufacturing facility. In the fourth quarter of 1999, the Company announced closure of the Company's Coldwater, Ohio; Lockney, Texas; and Noetinger, Argentina manufacturing facilities. The majority of production in these facilities is being relocated to other existing AGCO facilities and the remaining production is being outsourced to third party suppliers. The Company closed the Coldwater plant in 1999 and the Independence, Lockney and Noetinger plants in 2000. The Company believes that closure of these facilities did not have a significant impact on 2000 or 1999 revenues. In connection with these closures, the Company recorded restructuring and other infrequent expenses of $24.9 million in 2000 and $24.5 million in 1999. The components of the expenses are summarized in the following table:

                                                                                   BALANCE AT
                                                   1999       2000     EXPENSES   DECEMBER 31,
                                                 EXPENSES   EXPENSES   INCURRED       2000
                                                 --------   --------   --------   ------------
Employee severance.............................   $ 1.9      $ 6.9      $ 6.9         $1.9
Facility closure costs.........................     7.7        5.4        9.2          3.9
Write-down of property, plant and equipment,
  net of recoveries............................    14.9        1.3       16.2           --
Production transition costs....................      --       11.3       11.3           --
                                                  -----      -----      -----         ----
                                                  $24.5      $24.9      $43.6         $5.8
                                                  =====      =====      =====         ====

     The severance costs relate to the termination of approximately 1,050 employees, substantially all of which had been terminated at December 31, 2000. The facility closure costs include employee costs and other exit costs to be incurred after operations ceased in addition to noncancelable operating lease obligations. The write-down of property, plant and equipment represents the impairment of assets resulting from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The write-down consisted of $0.5 million in 2000 and $7.0 million in 1999 related to machinery and equipment and $0.8 million in 2000 and $7.9 million in 1999 for building and improvements. The write-down, net of recoveries, consisted of $11.6 related to Coldwater, $1.9 million related to Independence and $2.7 million related to Noetinger. The estimated fair value of the equipment and buildings was determined based on current conditions in the applicable markets The machinery, equipment and tooling have been or will be disposed of within a year and the buildings and improvements are currently being marketed for sale. The production transition costs, which are being expensed as incurred, represent costs to relocate and integrate production into other existing AGCO facilities. The remaining costs accrued at December 31, 2000 are expected to be incurred in 2001.

                                AGCO CORPORATION

1998 EXPENSE

     In 1998, the Company recorded restructuring and other infrequent expenses of $40.0 million primarily related to severance and related costs associated with the reduction in the Company's worldwide permanent workforce of approximately 1,400 employees. The components of the restructuring expenses are as follows:

                                                                                BALANCE AT
                                                           1998     EXPENSES   DECEMBER 31,
                                                          EXPENSE   INCURRED       2000
                                                          -------   --------   ------------
Severance...............................................   $29.0     $27.8         $1.2
Pension and postretirement benefits.....................     7.2       7.2           --
Write-down of assets....................................     3.8       3.8           --
                                                           -----     -----         ----
                                                           $40.0     $38.8         $1.2
                                                           =====     =====         ====

     The pension and postretirement benefits were related to costs associated with the terminated employees. The write-down of assets related to the cancellation of systems projects in order to reduce headcount and future expenses. The Company expects the remaining reserve balance to be utilized in 2001.

1997 EXPENSE

     In 1997, the Company recorded restructuring and other infrequent expenses of $18.2 million which consisted of (i) $15.0 million related to the restructuring of the Company's European operations and the integration of the Deutz Argentina and Fendt operations, acquired in December 1996 and January 1997, respectively, and (ii) $3.2 million related to executive severance. The costs associated with the restructuring and integration activities primarily related to the centralization and rationalization of certain manufacturing, selling and administrative functions in addition to the rationalization of a small portion of the Company's European dealer network. The components of the expense are as follows:

                                                                                   BALANCE AT
                                                   1997     EXPENSES   RESERVES   DECEMBER 31,
                                                  EXPENSE   INCURRED   RELEASED       2000
                                                  -------   --------   --------   ------------
Executive severance.............................   $ 3.2     $ 3.2       $ --         $ --
Other severance.................................     9.5       9.5         --           --
Other restructuring costs.......................     0.5       0.5         --           --
Dealer termination costs........................     5.0       2.0        3.0           --
                                                   -----     -----       ----         ----
                                                   $18.2     $15.2       $3.0         $ --
                                                   =====     =====       ====         ====

     In 2000, the Company reversed $3.0 million of restructuring expenses related to dealer termination costs. While it is possible the Company could still incur costs associated with these dealer terminations, the Company believes that it is no longer probable these costs will be incurred.

4. ACCOUNTS RECEIVABLE SECURITIZATION

     In January 2000, the Company entered into a $250 million asset backed securitization facility whereby certain U.S. wholesale accounts receivables are sold on a revolving basis through a wholly-owned special purpose subsidiary to a third party (the "Securitization Facility"). The Company initially funded $200 million under the Securitization Facility and has maintained this level of funding through subsequent receivable sales. The proceeds from the funding were used to reduce outstanding borrowings under the Company's revolving credit facility. In conjunction with the closing of the securitization transaction, the Company recorded an initial one-time $8.0 million loss in the first quarter of 2000. The initial loss consists of $7.1 million for the difference between the current and future value of the receivables sold and related transaction expenses and $0.9 million for the write-off of certain unamortized debt issuance costs due to the reduction in the lending

                                AGCO CORPORATION
commitment of the Company's revolving credit facility. The Company recorded losses totaling $20.3 million in 2000, including the loss of $7.1 million related to the initial funding of the Securitization Facility and $13.2 million related to subsequent sales of receivables provided on a revolving basis. The losses are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the Securitization Facility. For 2000, the losses were based on an average liquidation period of the portfolio of approximately 6.2 months and an average discount rate, net of estimated interest income, of 5.2%.

     The Securitization Facility allows for the Company to sell eligible U.S. wholesale accounts receivables on a revolving basis. At December 31, 2000, the unpaid balance of accounts receivable sold were approximately $267.4 million. Of this amount, approximately $6.2 million was past due at December 31, 2000. The Company continues to service these receivables and maintains a retained interest in the receivables. The Company received approximately $2.6 million in servicing fees in 2000. The Company has not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The retained interest totaling approximately $67.4 million represents the excess of receivables sold to the wholly-owned special purpose entity over the amount funded to the Company. The retained interests in the receivables sold is included in the caption "Accounts and notes receivable, net" in the accompanying Consolidated Balance Sheet as of December 31, 2000. The fair value of the retained interest is approximately $65.4 million compared to the carrying amount of $67.4 million and is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above net of anticipated credit losses of approximately $7.6 million. Assuming an increase in the average liquidation period from 6.2 months to 8 months and 10 months, the fair value of the retained interest would be lower by $0.8 million and $1.7 million, respectively. Assuming an increase in discount rates, net of estimated interest income, from 5.2% to 6.2% and 7.2%, the fair value of the retained interest would be lower by $0.4 million and $0.8 million, respectively. The receivables sold are collateralized by security interests in the equipment sold to dealers. Credit losses on the receivables sold in 2000 were approximately $0.4 million. For 2000, the Company received approximately $487.3 million from the wholly-owned special purpose entity. This amount consisted of $200 million from the initial sale, $206.2 million related to proceeds from subsequent sales of receivables, $2.6 million from servicing fees and $78.5 from collections of receivables related to the Company's retained interest.

5. INVESTMENTS IN AFFILIATES

     Investments in affiliates as of December 31, 2000 and 1999 were as follows (in millions):

                                                              2000    1999
                                                              -----   -----
Retail finance joint ventures...............................  $67.7   $63.0
Manufacturing joint ventures................................    7.6    21.5
Other.......................................................   10.0     9.1
                                                              -----   -----
                                                              $85.3   $93.6

     The manufacturing joint ventures as of December 31, 2000 consisted of joint ventures with unrelated manufacturers to produce transmissions in Europe and engines in South America. At December 31, 1999, manufacturing joint ventures also included HFI, which was consolidated with the Company's financial statements since the HFI acquisition (Note 2). The other joint ventures represent minority investments in farm equipment manufacturers and licensees.

                                AGCO CORPORATION

     The Company's equity in net earnings of affiliates for 2000, 1999 and 1998 were as follows (in millions):

                                                              2000    1999    1998
                                                              -----   -----   -----
Retail Finance Joint Ventures...............................  $10.3   $11.0   $11.4
Other.......................................................   (0.5)   (0.5)    2.4
                                                              -----   -----   -----
                                                              $ 9.8   $10.5   $13.8

     The manufacturing joint ventures of the Company primarily sell their products to the joint venture partners at prices which result in operating at or near breakeven on an annual basis.

     Summarized combined financial information of the Retail Finance Joint Ventures as of and for the years ended presented were as follows (in millions):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Total assets................................................  $1,311.0   $1,402.8
Total liabilities...........................................   1,176.0    1,276.5
Partner's equity............................................     135.0      126.3

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Revenues....................................................  $145.2   $144.1   $136.6
Costs.......................................................   112.8    109.3    102.2
                                                              ------   ------   ------
Income before income taxes..................................  $ 32.4   $ 34.8   $ 34.4
                                                              ======   ======   ======

     The majority of the assets of the Retail Finance Joint Ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest.

6. INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The sources of income (loss) before income taxes, equity in net earnings of affiliates were as follows for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                               2000      1999    1998
                                                              -------   ------   -----
United States...............................................  $(109.3)  $(96.9)  $(9.4)
Foreign.....................................................     95.4     64.7    83.7
                                                              -------   ------   -----
Income (loss) before income taxes, equity in net earnings of affiliates................................................  $ (13.9)  $(32.2)  $74.3
                                                              =======   ======   =====

                                AGCO CORPORATION

     The provision (benefit) for income taxes by location of the taxing jurisdiction for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in millions):

                                                               2000     1999     1998
                                                              ------   ------   ------
Current:
  United States:
     Federal................................................  $ (7.4)  $ (3.3)  $  0.6
     State..................................................    (0.2)      --      0.2
  Foreign...................................................    37.6     40.3     49.1
                                                              ------   ------   ------
                                                                30.0     37.0     49.9
                                                              ------   ------   ------
Deferred:
  United States:
     Federal................................................   (33.4)   (31.2)    (6.1)
     State..................................................    (5.2)    (4.1)    (0.8)
  Foreign...................................................     1.0    (11.9)   (15.5)
                                                              ------   ------   ------
                                                               (37.6)   (47.2)   (22.4)
                                                              ------   ------   ------
Provision (benefit) for income taxes........................  $ (7.6)  $(10.2)  $ 27.5
                                                              ======   ======   ======

     Certain foreign operations of the Company are subject to United States as well as foreign income tax regulations. Therefore, the preceding sources of income (loss) before income taxes by location and the provision (benefit) for income taxes by taxing jurisdiction are not directly related.

     A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision (benefit) for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 is as follows (in millions):

                                                              2000     1999    1998
                                                              -----   ------   -----
Provision (benefit) for income taxes at United States
  federal statutory rate of 35%.............................  $(4.9)  $(11.3)  $26.0
State and local income taxes, net of federal income tax
  benefit...................................................   (4.3)    (3.9)   (0.4)
Taxes on foreign income which differ from the United States
  statutory rate............................................    0.6     (0.7)   (0.3)
Foreign losses with no tax benefit..........................    4.2      6.2     4.3
Benefit of foreign sales corporation........................     --     (0.5)   (1.3)
Other.......................................................   (3.2)      --    (0.8)
                                                              -----   ------   -----
                                                              $(7.6)  $(10.2)  $27.5
                                                              =====   ======   =====

     For 2000, the Company has included in "Other" the recognition of a United States tax credit carryback of approximately $2.0 million.

                                AGCO CORPORATION

     The significant components of the net deferred tax assets at December 31, 2000 and 1999 were as follows (in millions):

                                                               2000     1999
                                                              ------   ------
Deferred Tax Assets:
  Net operating loss carryforwards..........................  $139.0   $116.9
  Sales incentive discounts.................................    22.8     18.8
  Inventory valuation reserves..............................     8.3     10.1
  Postretirement benefits...................................     8.2      8.2
  Other.....................................................    74.1     76.3
  Valuation allowance.......................................   (71.8)   (78.8)
                                                              ------   ------
          Total deferred tax assets.........................   180.6    151.5
                                                              ------   ------
Deferred Tax Liabilities:
  Tax over book depreciation................................    24.2     46.2
  Tax over book amortization of goodwill....................    17.9     18.1
  Other.....................................................    16.3      5.0
                                                              ------   ------
          Total deferred tax liabilities....................    58.4     69.3
                                                              ------   ------
Net deferred tax assets.....................................   122.2     82.2
  Less: Current portion of deferred tax asset...............   (33.1)   (22.3)
                                                              ------   ------
Noncurrent net deferred tax assets..........................  $ 89.1   $ 59.9
                                                              ======   ======

     At December 31, 2000, the Company has recorded a net deferred tax asset of $122.2 million which is included in "Other current assets" and "Other assets" in the Consolidated Balance Sheet. Realization of the asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax asset will be realized. As reflected in the preceding table, the Company established a valuation allowance of $71.8 million and $78.8 million as of December 31, 2000 and 1999, respectively. The majority of the valuation allowance relates to net operating loss carryforwards in certain foreign entities where there is an uncertainty regarding their realizability and will more likely than not expire unused. The Company has net operating loss carryforwards of $354.8 million as of December 31, 2000, with expiration dates as follows: 2001 -- $25.9 million, 2002 -- $14.9 million, 2003 -- $16.6 million, 2004 -- $39.0 million, 2005 -- $24.1 million and thereafter and unlimited -- $234.3 million. The Company paid income taxes of $49.3 million, $6.1 million and $87.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

7. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 2000 and 1999 (in millions):

                                                               2000     1999
                                                              ------   ------
Revolving credit facility...................................  $314.2   $431.4
Senior Subordinated Notes...................................   248.6    248.5
Other long-term debt........................................     7.4     11.8
                                                              ------   ------
          Total long-term debt..............................  $570.2   $691.7
                                                              ======   ======

     The revolving credit facility is a multi-currency, unsecured line of credit with a current lending commitment of $800 million expiring January 2002. The lending commitment is subject to reduction by an amount equal to additional funding from the Securitization Facility (Note 4). Aggregate borrowings outstanding under the revolving credit facility are subject to a borrowing base limitation and may not at any time exceed the sum of 90% of eligible accounts receivable and 60% of eligible inventory. Interest accrues on

                                AGCO CORPORATION
borrowings outstanding under the revolving credit facility primarily at LIBOR plus an applicable margin, as defined. For the year ended December 31, 2000, interest rates on the outstanding borrowings, including the effect of the interest rate swap contract (Note 1), ranged from 6.6% to 9.5%, and the weighted average interest rate was 6.5%. Excluding the impact of the interest rate swap, the weighted average interest rate was 6.6%. The revolving credit facility contains certain covenants, including covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends. In addition, the Company must maintain certain financial covenants including, among others, a debt to capitalization ratio, a fixed charge coverage ratio and a ratio of debt to cash flow, as defined. Availability under the revolving credit facility is subject to receivable and inventory borrowing base requirements and maintaining all financial covenants included in the agreement. Approximately $189.9 million and $210.9 million of the revolving credit facility were payable in Euros and approximately $70.7 million and $89.5 million were denominated in Canadian dollars at December 31, 2000 and 1999, respectively.

     Although the Company is in compliance with all financial covenants, the financial covenants in the revolving credit facility become more stringent at the end of the second quarter of 2001. As a result, the Company does not anticipate being able to fulfill two of the financial covenants contained in the facility, a limitation on the ratio of funded debt to EBITDA and a minimum fixed charge coverage ratio. To address this issue, the Company has entered into a commitment letter with Rabobank for a new revolving credit facility, which the Company expects to close early in the second quarter of 2001. The new facility is expected to permit borrowings of up to $350 million, to have a 4 1/2 year term, and to be secured by a majority of the Company's assets, including a portion of the capital stock of certain foreign subsidiaries. In addition, the Company is in the process of offering $250 million in fixed rate senior notes for sale in a private placement. The notes will mature in seven years and will have terms substantially similar to the currently outstanding 8 1/2% senior subordinated notes, except that they will not be subordinated. In addition, the Company intends to enter into a new $100 million accounts receivable securitization facility in Europe.

     In 1996, the Company issued $250.0 million of 8.5% Senior Subordinated Notes due 2006 (the "Notes") at 99.139% of their principal amount. The Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 initially at 104.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount plus accrued interest, on or after March 15, 2003. The indenture governing the Notes contains numerous covenants, including limitations on the Company's ability to incur additional indebtedness, to make investments, to make "restricted payments" (including dividends), and to create liens. The indenture also requires the Company to offer to repurchase the Notes in the event of a change in control. Subsequent to year-end, the Company was issued a notice of default by the trustee of the Notes regarding the violation of a covenant restricting the payments of dividends during periods in 1999, 2000 and 2001 when an interest coverage ratio was not met. During that period, the Company paid approximately $4.8 million in dividends based upon the Company's interpretation that it did not need to meet the interest coverage ratio but, instead, an alternative total debt test. The Company subsequently received sufficient waivers from the holders of the Notes for any violation of the covenant that might have resulted from the dividend payments. In connection with the receipt of waivers, the Company paid a waiver fee of approximately $2.5 million, which will be expensed in the first quarter of 2001. Currently, the Company is prohibited from paying dividends until such time as the interest coverage ratio in the indenture is met.

                                AGCO CORPORATION

     At December 31, 2000, the aggregate scheduled maturities of long-term debt are as follows (in millions):

2002........................................................  $315.5
2003........................................................     1.0
2004........................................................     1.1
2005........................................................     0.8
2006........................................................   249.2
2007 and thereafter.........................................     2.6
                                                              ------
                                                              $570.2
                                                              ======

     Cash payments for interest were $46.5 million, $71.8 million and $77.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has arrangements with various banks to issue letters of credit or similar instruments which guarantee the Company's obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2000, outstanding letters of credit totaled $10.0 million, of which $0.6 million were issued under the revolving credit facility.

8. EMPLOYEE BENEFIT PLANS

     The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom and Germany. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.

     Net annual pension and postretirement cost and the measurement assumptions for the plans for the years ended December 31, 2000, 1999 and 1998 are set forth below (in millions):

PENSION BENEFITS                                              2000      1999     1998
----------------                                            --------   ------   ------
Service cost..............................................  $    8.1   $  8.0   $  8.4
Interest cost.............................................      27.4     25.9     25.1
Expected return on plan assets............................     (30.6)   (27.9)   (29.7)
Amortization of prior service cost........................       0.2      0.5      0.5
Amortization of net loss..................................       0.6      1.1       --
Special termination benefits..............................       0.5       --      6.7
Curtailment loss..........................................       1.4       --       --
                                                            --------   ------   ------
Net annual pension costs..................................  $    7.6   $  7.6   $ 11.0
                                                            ========   ======   ======
Weighted average discount rate............................       6.4%     6.4%     6.1%
Weighted average expected long-term rate of return on plan
  assets..................................................       7.3%     7.3%     7.6%
Rate of increase in future compensation...................   4.0-5.0%     4.0%     4.0%

POSTRETIREMENT BENEFITS                                       2000      1999     1998
-----------------------                                     --------   ------   ------
Service cost..............................................  $    0.4   $  0.9   $  0.9
Interest cost.............................................       1.4      1.5      1.3
Amortization of transition and prior service cost.........        --     (0.1)    (0.6)
Amortization of unrecognized net gain.....................      (0.4)    (0.1)    (0.8)
Special termination benefits..............................        --       --      0.5
Curtailment gain..........................................      (1.4)      --       --
                                                            --------   ------   ------
Net annual postretirement costs...........................  $     --   $  2.2   $  1.3
                                                            ========   ======   ======
Weighted average discount rate............................       7.7%     7.8%     7.0%
                                                            ========   ======   ======

                                AGCO CORPORATION

     The following tables set forth reconciliations of the changes in benefit obligations, plan assets and funded status as of December 31, 2000 and 1999 (in millions):

                                                                           POSTRETIREMENT
                                                       PENSION BENEFITS       BENEFITS
                                                       -----------------   ---------------
CHANGE IN BENEFIT OBLIGATION                            2000      1999      2000     1999
----------------------------                           -------   -------   ------   ------
Benefit obligation at beginning of year..............  $461.1    $443.4    $21.3    $22.3
Service cost.........................................     8.1       8.0      0.4      0.9
Interest cost........................................    27.4      25.9      1.4      1.5
Plan participant contributions.......................     2.3       2.5       --       --
Actuarial (gain) loss................................    (2.1)     21.2     (2.4)    (2.1)
Acquisitions.........................................      --        --      3.6       --
Curtailments.........................................     2.0        --     (1.7)      --
Special termination benefits.........................     0.5        --       --       --
Benefits paid........................................   (22.6)    (27.7)    (1.6)    (1.3)
Foreign currency exchange rate changes...............   (32.4)    (12.2)      --       --
                                                       ------    ------    -----    -----
Benefit obligation at end of year....................  $444.3    $461.1    $21.0    $21.3
                                                       ======    ======    =====    =====

                                                                            POSTRETIREMENT
                                                        PENSION BENEFITS       BENEFITS
                                                        -----------------   ---------------
CHANGE IN PLAN ASSETS                                    2000      1999      2000     1999
---------------------                                   -------   -------   ------   ------
Fair value of plan assets at beginning of year........  $426.8    $384.7    $   --   $   --
Actual return of plan assets..........................    57.0      59.1        --       --
Employer contributions................................     9.8      16.7       1.6      1.3
Plan participant contributions........................     2.3       2.5        --       --
Benefits paid.........................................   (22.6)    (27.7)     (1.6)    (1.3)
Foreign currency exchange rate changes................   (30.3)     (8.5)       --       --
                                                        ------    ------    ------   ------
Fair value of plan assets at end of year..............  $443.0    $426.8    $   --   $   --
                                                        ======    ======    ======   ======
Funded status.........................................  $ (1.2)   $(34.3)   $(21.0)  $(21.3)
Unrecognized net obligation...........................      --       0.7       0.3      0.4
Unrecognized net loss (gain)..........................    14.1      46.7      (6.8)    (4.9)
Unrecognized prior service cost.......................      --       1.7       0.2      0.4
                                                        ------    ------    ------   ------
Net amount recognized.................................  $ 12.9    $ 14.8    $(27.3)  $(25.4)
                                                        ======    ======    ======   ======
Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit cost..................................  $ 33.3    $ 31.4    $   --   $   --
Accrued benefit liability.............................   (17.6)    (17.6)    (27.3)   (25.4)
Intangible asset......................................      --       1.0        --       --
Additional minimum pension liability..................    (2.8)       --        --       --
                                                        ------    ------    ------   ------
Net amount recognized.................................  $ 12.9    $ 14.8    $(27.3)  $(25.4)
                                                        ======    ======    ======   ======

     The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $52.2 million, $52.2 million and $31.9 million, respectively, as of December 31, 2000 and $32.2 million, $30.2 million and $11.9 million, respectively, as of December 31, 1999.

                                AGCO CORPORATION

     For measuring the expected postretirement benefit obligation, a 7.5% health care cost trend rate was assumed for 2000, decreasing 0.75% per year to 5.0-6.0% and remaining at that level thereafter. For 1999, a 8.25% health care cost trend rate was assumed. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost and the accumulated postretirement benefit obligation at December 31, 2000 (in millions):

                                                                 ONE           ONE
                                                              PERCENTAGE    PERCENTAGE
                                                                POINT         POINT
                                                               INCREASE      DECREASE
                                                              ----------    ----------
Effect on service and interest cost.........................     $ --         $  --
Effect on accumulated benefit obligation....................     $1.6         $(1.3)

     The Company maintains defined contribution plans covering certain employees primarily in the United States and United Kingdom. Under the plans, the Company contributes a specified percentage of each eligible employee's compensation. The Company contributed $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

9. COMMON STOCK

     At December 31, 2000, the Company had 150.0 million authorized shares of common stock with a par value of $0.01, with 59.6 million shares of common stock outstanding, 0.1 million shares reserved for issuance under the Company's 1991 Stock Option Plan (Note 10), 0.1 million shares reserved for issuance under the Company's Nonemployee Director Stock Incentive Plan (Note 10) and 3.5 million shares reserved for issuance under the Company's Long-Term Incentive Plan (Note
10).

     In December 1997, the Company's Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock. In 1998, the Company repurchased approximately 3.5 million shares of its common stock at a cost of approximately $88.1 million. In 1999 and 2000, the Company did not repurchase any of its common stock. The purchases are made through open market transactions, and the timing and number of shares purchased depend on various factors, such as price and other market conditions.

     In April, 1994, the Company designated 300,000 shares of Junior Cumulative Preferred Stock ("Junior Preferred Stock") in connection with the adoption of a Stockholders' Rights Plan (the "Rights Plan"). Under the terms of the Rights Plan, one-third of a preferred stock purchase right (a "Right") is attached to each outstanding share of the Company's common stock. The Rights Plan contains provisions that are designed to protect stockholders in the event of certain unsolicited attempts to acquire the Company. Under the terms of the Rights Plan, each Right entitles the holder to purchase one one-hundredth of a share of Junior Preferred Stock, par value of $0.01 per share, at an exercise price of $200 per share. The Rights are exercisable a specified number of days following
(i) the acquisition by a person or group of persons of 20% or more of the Company's common stock or (ii) the commencement of a tender or exchange offer for 20% or more of the Company's common stock. In the event the Company is the surviving company in a merger with a person or group of persons that owns 20% or more of the Company's outstanding stock, each Right will entitle the holder (other than such 20% stockholder) to receive, upon exercise, common stock of the Company having a value equal to two times the Right's exercise price. In addition, in the event the Company sells or transfers 50% or more of its assets or earning power, each Right will entitle the holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Right's exercise price. The Rights may be redeemed by the Company at $0.01 per Right prior to their expiration on April 27, 2004.

                                AGCO CORPORATION

10. STOCK INCENTIVE PLANS

NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN

     The Company's Nonemployee Director Stock Incentive Plan (the "Director Plan") provides for restricted stock awards to nonemployee directors based on increases in the price of the Company's common stock. The awarded shares are earned in specified increments for each 15% increase in the average market value of the Company's common stock over the initial base price established under the plan. When an increment of the awarded shares is earned, the shares are issued to the participant in the form of restricted stock which vests at the earlier of 12 months after the specified performance period or upon departure from the board of directors. When the restricted shares are earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award is earned is paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant.

     At December 31, 2000, there were 10,500 shares awarded but not earned under the Director Plan and 10,500 shares that have been earned but not vested under the Director Plan.

LONG-TERM INCENTIVE PLAN

     The Company's Long-Term Incentive Plan (the "LTIP") provides for restricted stock awards to executives based on increases in the price of the Company's common stock. The awarded shares may be earned over a five-year performance period in specified increments for each 20% increase in the average market value of the Company's common stock over the established initial base price. For all restricted stock awards prior to 2000, earned shares are issued to the participant in the form of restricted stock which generally carries a five-year vesting period with one-third of each earned award vesting at the end of the third, fourth and fifth year after each award is earned. In 2000, the LTIP was amended to replace the vesting schedule with a nontransferability period for all future grants. Accordingly for restricted stock awards in 2000 and all future awards, earned shares are subject to a non-transferability period which expires over a five-year period with the transfer restrictions lapsing in one-third increments at the end of the third, fourth, and fifth year after each award is earned. During the non-transferability period, participants will be restricted from selling, assigning, transferring, pledging or otherwise disposing of any earned shares, but earned shares are not subject to forfeiture. In the event a participant terminates employment with the Company, the non-transferability period is extended by two years. When the earned shares have vested and are no longer subject to forfeiture, the Company is obligated to pay a cash bonus equal to 40% of the value of the shares on the date the shares are earned in order to satisfy a portion of the estimated income tax liability to be incurred by the participant.

     At the time the awarded shares are earned, the market value of the stock is added to common stock and additional paid-in capital and an equal amount is deducted from stockholders' equity as unearned compensation. The LTIP unearned compensation and the amount of cash bonus to be paid when the awarded shares become vested are amortized to expense ratably over the vesting period. For awards granted in 2000 and in the future, the Company will record the entire compensation expense relating to the earned shares and related cash bonus in the period in which the award is earned. The Company recognized compensation expense associated with the LTIP of $3.8 million, $8.5 million and $12.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, consisting of amortization of the stock awards and the related cash bonus.

                                AGCO CORPORATION

     Additional information regarding the LTIP for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                          2000        1999        1998
                                                       ----------   ---------   ---------
Shares awarded but not earned at January 1...........   1,046,000     927,500     965,000
Shares awarded.......................................   2,075,000     150,000          --
Shares forfeited or expired unearned.................  (1,191,000)    (16,500)    (37,500)
Shares earned........................................          --     (15,000)         --
                                                       ----------   ---------   ---------
Shares awarded but not earned at December 31.........   1,930,000   1,046,000     927,500
Shares available for grant...........................   1,600,000   1,234,000   1,367,500
                                                       ----------   ---------   ---------
Total shares reserved for issuance...................   3,530,000   2,280,000   2,295,000
                                                       ==========   =========   =========
Shares vested during year............................     411,667     441,166     375,833
                                                       ==========   =========   =========

     In 2000, the LTIP was amended to increase the number of shares authorized for issuance by 1,250,000 shares.

STOCK OPTION PLAN

     The Company's Stock Option Plan (the "Option Plan") provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the board of directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and an additional 20% of such options vest ratably over a four-year period and expire not later than ten years from the date of grant.

     Stock option transactions during the three years ended December 31, 2000, 1999 and 1998 were as follows:

                                                   2000           1999           1998
                                               ------------   ------------   ------------
Options outstanding at January 1.............     1,855,919      1,238,294        797,968
Options granted..............................       802,000        701,700        586,700
Options exercised............................       (39,702)       (17,138)       (50,698)
Options canceled.............................      (184,720)       (66,937)       (95,676)
                                               ------------   ------------   ------------
Options outstanding at December 31...........     2,433,497      1,855,919      1,238,294
                                               ============   ============   ============
Options available for grant at December 31...       123,438        740,718      1,375,481
                                               ============   ============   ============
Option price ranges per share:
  Granted....................................  $11.63-13.13   $      11.00   $ 8.31-27.00
  Exercised..................................    1.52-11.00     1.52-11.00     1.52-27.00
  Canceled...................................   14.63-31.25    14.63-31.25    11.75-31.25
Weighted average option prices per share:
  Granted....................................  $      11.69   $      11.00   $      22.08
  Exercised..................................          8.12           3.09           9.52
  Canceled...................................         18.66          23.15          23.78
  Outstanding at December 31.................         15.19          16.90          20.39

     At December 31, 2000, the outstanding options had a weighted average remaining contractual life of approximately 7.8 years and there were 1,192,605 options currently exercisable with option prices ranging from $1.52 to $31.25 and with a weighted average exercise price of $16.92.

                                AGCO CORPORATION

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                   OPTIONS OUTSTANDING
                               ----------------------------                           OPTIONS EXERCISABLE
                                           WEIGHTED AVERAGE                    ----------------------------------
                                              REMAINING          WEIGHTED         EXERCISABLE         WEIGHTED
RANGE OF                        NUMBER       CONTRACTUAL         AVERAGE             AS OF            AVERAGE
EXERCISE PRICES                OF SHARES     LIFE (YEARS)     EXERCISE PRICE   DECEMBER 31, 2000   EXERCISE PRICE
---------------                ---------   ----------------   --------------   -----------------   --------------
$1.52-$1.52..................     34,772         0.8              $ 1.52              34,772           $ 1.52
$2.50-$3.75..................     57,700         1.7              $ 2.63              57,700           $ 2.63
$6.25-$6.25..................     14,300         2.5              $ 6.25              14,300           $ 6.25
$11.00-$14.69................  1,587,749         8.7              $11.72             562,029           $12.25
$18.25-$27.00................    617,816         6.9              $23.13             426,936           $23.37
$31.25-$31.25................    121,160         6.4              $31.25              96,868           $31.25
                               ---------                                           ---------
                               2,433,497                                           1,192,605

     The Company accounts for all stock-based compensation awarded under the Director Plan, the LTIP and the Option Plan as prescribed under APB No. 25, "Accounting for Stock Issued to Employees" and also provides the disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation." ABP No. 25 requires no recognition of compensation expense for options granted under the Option Plan. However, ABP No. 25 does require recognition of compensation expense under the Director Plan and the LTIP.

     For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company's stock incentive plans using the Black-Scholes pricing model. Based on this model, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, including the related cash bonus, were as follows (in millions):

                                                              2000     1999     1998
                                                              -----   ------   ------
Director Plan...............................................  $  --   $13.61   $43.47
LTIP........................................................   8.50    12.13       --
Option Plan.................................................   6.23     7.07    12.18

     There were no awards under the LTIP in 1998 or in the Director Plan in 2000.

     The fair value of the grants and awards are amortized over the vesting period for stock options and earned awards under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. Based on applying the provisions of SFAS No. 123, pro forma net income, net income per common share and the assumptions under the Black-Scholes pricing model were as follows (in millions, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2000     1999    1998
                                                              ------   ------   -----
Net income (loss)...........................................  $ (2.5)  $(14.0)  $57.4
Net income (loss) per common share -- diluted...............  $(0.04)  $(0.24)  $0.94
Weighted average assumptions under Black-Scholes:
Expected life of options (years)............................     5.6        7       7
Risk free interest rate.....................................     5.8%     5.9%    5.6%
Expected volatility.........................................    44.0%    61.0%   46.0%
Expected dividend yield.....................................     0.3%     0.4%    0.2%

                                AGCO CORPORATION

     Because the SFAS No. 123 method of accounting has not been applied to grants and awards prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At December 31, 2000, future minimum lease payments under noncancelable operating leases were as follows (in millions):

2001........................................................  $13.0
2002........................................................   11.2
2003........................................................    9.8
2004........................................................    8.1
2005........................................................    7.2
Thereafter..................................................   29.6
                                                              -----
                                                              $78.9
                                                              =====

     Total lease expense under noncancelable operating leases was $17.4 million, $14.5 million and $15.9 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

     During 1999, the Company entered into a sale/leaseback transaction involving certain real property. The proceeds from the transaction of $18.7 million were used to reduce the outstanding borrowings under the Revolving Credit Facility. The terms of the lease require the Company to pay approximately $2.0 million per year for the next fifteen years at which time the Company has the option to extend the lease with annual payments ranging from $2.2 million to $2.7 million. In accordance with SFAS No. 13, the Company has accounted for the lease as an operating lease. The gain on sale of $2.4 million is being amortized over the life of the operating lease.

     At December 31, 2000, the Company was obligated under certain circumstances to purchase through the year 2005 up to $19.6 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and Agricredit Acceptance Canada Ltd, the Company's retail finance joint ventures in North America, and end users. Management believes that any losses which might be incurred on the resale of this equipment will not materially impact the Company's financial position or results of operations.

     The Company is party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits, when resolved, will not have a material adverse effect on the financial position or results of operations of the Company.

12. RELATED PARTY TRANSACTIONS

     In addition to its retail finance joint ventures, Rabobank Nederland is the principal agent and participant in the Company's revolving credit agreement and the Securitization Facility. All transactions with the joint ventures and Rabobank have been on an arms-length basis and have been based on prevailing market conditions.

     In 2000, the Company entered into supply agreements with SAME Deutz-Fahr Group S.p.A. ("SDF") whereby SDF supplies certain orchard and vineyard tractors and AGCO supplies SDF with combines in the European market beginning in 2001. At December 31, 2000, SDF owns approximately 10% of AGCO's common stock, but has no involvement in AGCO management. In management's opinion, all transactions between the Company and SDF are done on an arms-length basis.

                                AGCO CORPORATION

13. SEGMENT REPORTING

     The Company has four geographic reportable segments: North America, South America, Europe/Africa/Middle East and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for 2000, 1999 and 1998 are as follows (in millions):

                                                 NORTH     SOUTH    EUROPE/AFRICA/    ASIA/
                                                AMERICA   AMERICA    MIDDLE EAST     PACIFIC   CONSOLIDATED
                                                -------   -------   --------------   -------   ------------
2000
Net Sales.....................................  $684.9    $235.6       $1,317.2       $98.4      $2,336.1
Income (loss) from operations.................   (15.3)      4.3          101.4        16.2         106.6
Depreciation and amortization.................    14.0       5.6           29.5         2.5          51.6
Assets........................................   517.6     209.3          685.6        27.3       1,439.8
Capital expenditures..........................    24.4       4.3           29.0          --          57.7
1999
Net Sales.....................................  $633.2    $198.6       $1,508.3       $96.3      $2,436.4
Income (loss) from operations.................   (25.3)    (14.1)         114.2        13.6          88.4
Depreciation and amortization.................    12.7       6.1           35.0         2.0          55.8
Assets........................................   667.4     189.0          728.1        32.8       1,617.3
Capital expenditures..........................     4.9       7.6           31.7          --          44.2
1998
Net Sales.....................................  $965.5    $317.1       $1,600.2       $88.0      $2,970.8
Income from operations........................    57.0      13.5          134.6        15.8         220.9
Depreciation and amortization.................    14.3       8.9           32.9         1.5          57.6
Assets........................................   876.7     260.9          922.5        30.2       2,090.3
Capital expenditures..........................    14.5       6.4           40.1          --          61.0

     A reconciliation from the segment information to the consolidated balances for income from operations and assets is set forth below (in millions):

                                                             2000       1999       1998
                                                           --------   --------   --------
Segment income from operations...........................  $  106.6   $   88.4   $  220.9
Restricted stock compensation expense....................      (3.8)      (8.5)     (12.0)
Restructuring and other infrequent expenses..............     (21.9)     (24.5)     (40.0)
Amortization of intangibles..............................     (15.1)     (14.8)     (13.2)
                                                           --------   --------   --------
Consolidated income from operations......................  $   65.8   $   40.6   $  155.7
                                                           ========   ========   ========
Segment assets...........................................  $1,439.8   $1,617.3   $2,090.3
Cash and cash equivalents................................      13.3       19.6       15.9
Receivables from affiliates..............................      10.4       12.8       15.2
Investments in affiliates................................      85.3       93.6       95.2
Other current and noncurrent assets......................     269.0      217.3      163.3
Intangible assets........................................     286.4      312.6      370.5
                                                           --------   --------   --------
Consolidated total assets................................  $2,104.2   $2,273.2   $2,750.4
                                                           ========   ========   ========

                                AGCO CORPORATION

     Net sales by customer location for the years ended December 31, 2000, 1999 and 1998 were as follows (in millions):

                                                             2000       1999       1998
                                                           --------   --------   --------
Net Sales:
  United States..........................................  $  540.2   $  495.6   $  778.9
  Canada.................................................     114.8       95.1      146.1
  Germany................................................     371.5      440.4      450.4
  France.................................................     266.9      315.8      322.3
  United Kingdom and Ireland.............................     109.0      135.4      120.9
  Other Europe...........................................     418.2      481.4      541.7
  South America..........................................     235.6      198.6      317.1
  Middle East............................................     114.3       97.7      116.1
  Asia...................................................      57.6       48.7       37.0
  Australia..............................................      40.8       47.6       51.0
  Africa.................................................      37.3       37.6       48.8
  Mexico, Central America and Caribbean..................      29.9       42.5       40.5
                                                           --------   --------   --------
                                                           $2,336.1   $2,436.4   $2,970.8
                                                           ========   ========   ========

     Net sales by product for the years ended December 31, 2000, 1999 and 1998 were as follows (in millions):

                                                             2000       1999       1998
                                                           --------   --------   --------
Net sales:
  Tractors...............................................  $1,474.5   $1,550.3   $1,852.3
  Combines...............................................     145.4      162.3      293.5
  Other machinery........................................     269.4      251.3      316.7
  Replacement parts......................................     446.8      472.5      508.3
                                                           --------   --------   --------
                                                           $2,336.1   $2,436.4   $2,970.8
                                                           ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information called for by Items 10, 11, 12 and 13, if any, will be contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders which we intend to file on or about April 4, 2001.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information with respect to directors required by this item set forth in our Proxy Statement for the 2001 Annual Meeting of Stockholders in the sections entitled "Election of Directors" and "Directors Continuing in Office" is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" set forth on pages 12 and 13 of this Form 10-K is incorporated herein by reference. The information with respect to executive officers required by this item set forth in our Proxy Statement for the 2001 Annual Meeting of Stockholders in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to executive compensation required by this item set forth in our Proxy Statement for the 2001 Annual Meeting of Stockholders in the sections entitled "Board of Directors and Certain Committees of the Board," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item set forth in our Proxy Statement for the 2001 Annual Meeting of Stockholders in the section entitled "Principal Holders of Common Stock" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item set forth in our Proxy Statement for the 2001 Annual Meeting of Stockholders in the section entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          (1) The consolidated financial statements, notes to consolidated financial statements and the Report of Independent Public Accountants for AGCO Corporation and its subsidiaries are presented on pages 28 through 57 under Item 8 of this Form 10-K.

          (2) The financial statements, notes to financial statements and the Independent Auditors' Report for AGCO Finance LLC (formerly known as Agricredit Acceptance LLC) included as Exhibit 99.1.

          (3) Financial Statement Schedules:

     The following Report of Independent Public Accountants and the Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages II-1 through II-3.

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

          (4) The following exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
   3.1   --   Certificate of Incorporation of the Registrant incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
   3.2   --   By-Laws of the Registrant incorporated by reference to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1997.
   4.1   --   Rights Agreement, as amended, between and among AGCO
              Corporation and SunTrust Bank, as rights agent, dated as of
              April 27, 1994 incorporated by reference to the Company's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1994 and the Company's Form 8-A/A dated August 8, 1999.
   4.2   --   Indenture between AGCO Corporation and SunTrust Bank, as
              Trustee, dated as of March 20, 1996, incorporated by
              reference to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1995.
  10.1   --   1991 Stock Option Plan, as amended, incorporated by
              reference to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1998.*
  10.2   --   Form of Stock Option Agreements (Statutory and Nonstatutory)
              incorporated by reference to the Company's Registration
              Statement on Form S-1 (No. 33-43437) dated April 16, 1992.*
  10.3   --   Amended and Restated Long-Term Incentive Plan (LTIP III).*
  10.4   --   Nonemployee Director Stock Incentive Plan, as amended
              incorporated by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1997.*
  10.5   --   Management Incentive Compensation Plan incorporated by
              reference to the Company's Annual Report on Form 10-K for
              the Year ended December 31, 1995.*
  10.6   --   Second Amended and Restated Credit Agreement dated as of
              March 12, 1999 among AGCO Corporation and certain of its
              affiliates and various lenders, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1998.
  10.7   --   Employment and Severance Agreement by and between AGCO
              Corporation and Robert J. Ratliff incorporated by reference to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1995.*
  10.8   --   Employment and Severance Agreement by and between AGCO
              Corporation and John M. Shumejda incorporated by reference to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1995.*
  10.9   --   Employment and Severance Agreement by and between AGCO
              Corporation and Edward R. Swingle incorporated by reference to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1999.*
 10.10   --   Employment and Severance Agreement by and between AGCO
              Corporation and Norman L. Boyd.*
 10.11   --   Employment and Severance Agreement by and between AGCO
              Corporation and Aaron D. Jones.*

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
 10.12   --   Receivables Purchase Agreement dated as of January 27, 2000 among AGCO Corporation, AGCO Funding Corporation and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., as
              administrative agent, incorporated by reference to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1999.
  12.0   --   Statement re: Computation of Earnings to Combined Fixed
              Charges.
  21.0   --   Subsidiaries of the Registrant.
  23.1   --   Consent of Arthur Andersen LLP, independent public
              accountants.
  23.2   --   Consent of KPMG LLP for the financial statements of AGCO
              Finance LLC (formerly Agricredit Acceptance LLC).
  24.0   --   Power of Attorney.
  99.1   --   Financial statements of AGCO Finance LLC (formerly
              Agricredit Acceptance LLC).

---------------

 *  Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AGCO Corporation

                                          By:     /s/ JOHN M. SHUMEJDA
                                            ------------------------------------
                                            John M. Shumejda
                                            President and Chief Executive
                                              Officer
Dated: April 2, 2001

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

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----
              /s/ ROBERT J. RATLIFF*                 Chairman of the Board                 April 2, 2001
---------------------------------------------------
                 Robert J. Ratliff

               /s/ JOHN M. SHUMEJDA                  President and Chief Executive         April 2, 2001
---------------------------------------------------    Officer, Director (Principal
                 John M. Shumejda                      Executive Officer)

               /s/ DONALD R. MILLARD                 Senior Vice President and Chief       April 2, 2001
---------------------------------------------------    Financial Officer (Principal
                 Donald R. Millard                     Financial Officer and Principal
                                                       Accounting Officer)

              /s/ HENRY J. CLAYCAMP*                 Director                              April 2, 2001
---------------------------------------------------
                 Henry J. Claycamp

                /s/ WOLFGANG DEML*                   Director                              April 2, 2001
---------------------------------------------------
                   Wolfgang Deml

             /s/ GERALD B. JOHANNESON*               Director                              April 2, 2001
---------------------------------------------------
               Gerald B. Johanneson

              /s/ ANTHONY D. LOEHNIS*                Director                              April 2, 2001
---------------------------------------------------
                Anthony D. Loehnis

                /s/ WOLFGANG SAUER*                  Director                              April 2, 2001
---------------------------------------------------
                  Wolfgang Sauer

               /s/ W. WAYNE BOOKER*                  Director                              April 2, 2001
---------------------------------------------------
                  W. Wayne Booker

                /s/ CURTIS E. MOLL*                  Director                              April 2, 2001
---------------------------------------------------
                  Curtis E. Moll

                /s/ DAVID E. MOMOT*                  Director                              April 2, 2001
---------------------------------------------------
                  David E. Momot

               /s/ HENDRIKUS VISSER*                 Director                              April 2, 2001
---------------------------------------------------
                 Hendrikus Visser

            *By: /s/ STEPHEN D. LUPTON
   ---------------------------------------------
                 Stephen D. Lupton
                 Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(A)(2)

                            FINANCIAL STATEMENT SCHEDULE
                            YEAR ENDED DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To AGCO Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of AGCO CORPORATION AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000 and have issued our report thereon dated March 29, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Anderson LLP

Atlanta, Georgia
March 29, 2001

                                                                     SCHEDULE II

                       AGCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                               -----------------------
                                                                             CHARGED
                                     BALANCE AT                CHARGED TO   (CREDITED)                BALANCE AT
                                     BEGINNING     ACQUIRED    COSTS AND     TO OTHER                   END OF
DESCRIPTION                          OF PERIOD    BUSINESSES    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                          ----------   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2000
  Allowances for sales incentive
     discounts.....................    $53.6         $ --        $ 79.6       $  --       $ (78.3)      $54.9
                                       -----         ----        ------       -----       -------       -----
Year ended December 31, 1999
  Allowances for sales incentive
     discounts.....................    $58.4         $ --        $ 80.3       $  --       $ (85.1)      $53.6
                                       =====         ====        ======       =====       =======       =====
Year ended December 31, 1998
  Allowances for sales incentive
     discounts.....................    $53.1         $1.4        $108.0       $  --       $(104.1)      $58.4
                                       =====         ====        ======       =====       =======       =====

                                                                      ADDITIONS
                                                               -----------------------
                                                                             CHARGED
                                     BALANCE AT                CHARGED TO   (CREDITED)                BALANCE AT
                                     BEGINNING     ACQUIRED    COSTS AND     TO OTHER                   END OF
DESCRIPTION                          OF PERIOD    BUSINESSES    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                          ----------   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2000
  Allowances for doubtful
     receivables...................    $43.0         $ --        $  2.5       $  --       $  (2.1)      $43.4
                                       -----         ----        ------       -----       -------       -----
Year ended December 31, 1999
  Allowances for doubtful
     receivables...................    $49.4         $ --        $  3.8       $  --       $ (10.2)      $43.0
                                       =====         ====        ======       =====       =======       =====
Year ended December 31, 1998
  Allowances for doubtful
     receivables...................    $44.1         $0.6        $ 10.7       $  --       $  (6.0)      $49.4
                                       =====         ====        ======       =====       =======       =====

                                     BALANCE AT                CHARGED TO                             BALANCE AT
                                     BEGINNING     ACQUIRED    COSTS AND     REVERSAL                   END OF
DESCRIPTION                          OF PERIOD    BUSINESSES    EXPENSES    OF ACCRUAL   DEDUCTIONS     PERIOD
-----------                          ----------   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2000
  Accruals of severance, relocation
     and other integration costs...    $22.2         $ --        $ 24.9       $(3.0)      $ (33.8)      $10.3
                                       -----         ----        ------       -----       -------       -----
Year ended December 31, 1999
  Accruals of severance, relocation
     and other integration costs...    $35.0         $ --        $  9.6(a)    $  --       $ (22.4)      $22.2
                                       =====         ====        ======       =====       =======       =====
Year ended December 31, 1998
  Accruals of severance, relocation
     and other integration costs...    $12.4         $6.5        $ 32.8(b)    $  --       $ (16.7)      $35.0
                                       =====         ====        ======       =====       =======       =====

---------------

(a) Excludes restructuring and other infrequent expenses related to the writedown of property, plant and equipment of $14.9 million.
(b) Excludes restructuring and other infrequent expenses related to pension and postretirement benefit expenses of $7.2 million