Form 10-Q
period 2001-03-31
AGCO CORP /DE
filed 2001-05-15
CIK 880266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 1-12930
                                                -------

                                ----------------

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

                                ----------------

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

         Common stock par value $.01 per share: 71,391,305 shares outstanding as of April 30, 2001.

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

         Item 1.                   Financial Statements

                                   Condensed Consolidated Balance
                                   Sheets - March 31, 2001 and
                                   December 31, 2000..................................            3

                                   Condensed Consolidated Statements
                                   of Operations for the Three Months
                                   Ended March 31, 2001 and 2000......................            4

                                   Condensed Consolidated Statements
                                   of Cash Flows for the Three Months
                                   Ended March 31, 2001 and 2000......................            5

                                   Notes to Condensed Consolidated
                                   Financial Statements...............................            6

         Item 2.                   Management's Discussion and Analysis
                                   of Financial Condition and Results
                                   of Operations.....................................            12

         Item 3.                   Quantitative and Qualitative Disclosures
                                   about Market Risk.................................            19

PART II. OTHER INFORMATION:

         Item 6.                   Exhibits and Reports on Form 8-K..................            20

SIGNATURES...........................................................................            21

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              MARCH 31,        DECEMBER 31,
                                                                                2001               2000
                                                                              ---------        ------------
                                                                             (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents ........................................          $    5.4           $   13.3
  Accounts and notes receivable, net ...............................             569.1              602.9
  Inventories, net .................................................             586.7              531.1
  Other current assets .............................................              92.7               93.0
                                                                              --------           --------
    Total current assets ...........................................           1,253.9            1,240.3
Property, plant and equipment, net .................................             291.3              316.2
Investment in affiliates ...........................................              87.3               85.3
Other assets .......................................................             190.2              176.0
Intangible assets, net .............................................             270.7              286.4
                                                                              --------           --------
    Total assets ...................................................          $2,093.4           $2,104.2
                                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .................................................          $  220.5           $  244.4
  Accrued expenses .................................................             339.2              357.6
  Other current liabilities ........................................              40.1               34.4
                                                                              --------           --------
    Total current liabilities ......................................             599.8              636.4
Long-term debt .....................................................             645.8              570.2
Postretirement health care benefits ................................              27.6               27.5
Other noncurrent liabilities .......................................              77.6               80.2
                                                                              --------           --------
    Total liabilities ..............................................           1,350.8            1,314.3
                                                                              --------           --------

Stockholders' Equity:
  Preferred stock: $0.01 par value, 1,000,000 shares authorized,
  555 and 0 shares issued and outstanding at March 31, 2001
  and December 31, 2000, respectively ..............................                --                 --
  Common stock: $0.01 par value, 150,000,000 shares authorized,
  59,591,928 and 59,589,428 shares issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively ............               0.6                0.6
  Additional paid-in capital .......................................             432.4              427.1
  Retained earnings ................................................             616.6              622.9
  Unearned compensation ............................................              (0.9)              (1.4)
  Accumulated other comprehensive loss .............................            (306.1)            (259.3)
                                                                              --------           --------
    Total stockholders' equity .....................................             742.6              789.9
                                                                              --------           --------
    Total liabilities and stockholders' equity .....................          $2,093.4           $2,104.2
                                                                              ========           ========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                  2001                 2000
                                                                 -------              -------
Net sales .............................................          $ 532.1              $ 534.8
Cost of goods sold ....................................            449.6                457.7
                                                                 -------              -------
  Gross profit ........................................             82.5                 77.1

Selling, general and administrative expenses ..........             56.7                 58.9
Engineering expenses ..................................             11.9                 10.5
Restructuring and other infrequent expenses ...........              2.3                  1.9
Amortization of intangibles ...........................              3.9                  3.8
                                                                 -------              -------

  Income from operations ..............................              7.7                  2.0

Interest expense, net .................................             13.9                 11.4
Other expense, net ....................................              7.6                 12.3
                                                                 -------              -------

Loss before income taxes and equity in net earnings
  of affiliates .......................................            (13.8)               (21.7)

Income tax benefit ....................................             (5.2)                (8.7)
                                                                 -------              -------

Loss before equity in net earnings of affiliates ......             (8.6)               (13.0)

Equity in net earnings of affiliates ..................              2.8                  2.3
                                                                 -------              -------

Net loss ..............................................          $  (5.8)             $ (10.7)
                                                                 =======              =======

Net loss per common share:
  Basic ...............................................          $ (0.10)             $ (0.18)
                                                                 =======              =======
  Diluted .............................................          $ (0.10)             $ (0.18)
                                                                 =======              =======

Weighted average number of common and common
  equivalent shares outstanding:
  Basic ...............................................             59.3                 58.9
                                                                 =======              =======
  Diluted .............................................             59.3                 58.9
                                                                 =======              =======

Dividends declared per common share ...................          $  0.01              $  0.01
                                                                 =======              =======

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED AND IN MILLIONS)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                    2001                  2000
                                                                                   ------               -------
Cash flows from operating activities:
  Net loss ..............................................................          $ (5.8)              $ (10.7)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization .......................................            12.6                  13.7
    Amortization of intangibles .........................................             3.9                   3.8
    Amortization of unearned compensation ...............................             0.5                   1.5
    Equity in net earnings of affiliates,
      net of cash received ..............................................            (2.1)                 (2.3)
    Deferred income tax benefit .........................................           (14.4)                (14.8)
    Changes in operating assets and liabilities:
      Accounts and notes receivable, net ................................             0.8                 142.2
      Inventories, net ..................................................           (77.9)                (46.5)
      Other current and noncurrent assets ...............................            (6.5)                 (7.1)
      Accounts payable ..................................................            (3.5)                 20.4
      Accrued expenses ..................................................            (3.9)                (16.0)
      Other current and noncurrent liabilities ..........................            (1.0)                  8.0
                                                                                   ------               -------
        Total adjustments ...............................................           (91.5)                102.9
                                                                                   ------               -------
        Net cash provided by (used in) operating activities .............           (97.3)                 92.2
                                                                                   ------               -------
Cash flows from investing activities:
    Purchase of property, plant and equipment ...........................            (4.5)                 (7.5)
    Investment in unconsolidated affiliates .............................            (0.5)                 (1.2)
                                                                                   ------               -------
        Net cash used for investing activities ..........................            (5.0)                 (8.7)
                                                                                   ------               -------
Cash flows from financing activities:
    Proceeds from (repayments of) long-term debt, net ...................            89.3                 (93.4)
    Proceeds from issuance of preferred stock ...........................             5.3                    --
    Dividends paid on common stock ......................................            (0.6)                 (0.6)
                                                                                   ------               -------
        Net cash provided by (used in) financing activities .............            94.0                 (94.0)
                                                                                   ------               -------
    Effect of exchange rate changes on cash and cash equivalents ........             0.4                   1.3
                                                                                   ------               -------
    Decrease in cash and cash equivalents ...............................            (7.9)                 (9.2)
    Cash and cash equivalents, beginning of period ......................            13.3                  19.6
                                                                                   ------               -------
    Cash and cash equivalents, end of period ............................          $  5.4               $  10.4
                                                                                   ======               =======

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. Certain reclassifications of previously reported financial information were made to conform to the current presentation.

2.       RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties.

         In connection with these facility closures, the Company recorded restructuring and other infrequent expenses of $2.3 million in the first quarter of 2001. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                                  Reserve Balance                              Reserve Balance
                                                  at December 31,        2001        Amount     at March 31,
                                                       2000            Expense      Incurred        2001
                                                  ---------------      -------      --------   ---------------
         Employee severance ...................        $1.9             $  --         $ 0.3         $1.6
         Facility closure costs ...............         3.9                --           1.5          2.4
         Write-down of property plant
           and equipment, net of recoveries ...          --              (0.7)         (0.7)          --
         Production transition costs ..........          --               3.0           3.0           --
                                                       ----             -----         -----         ----
                                                       $5.8             $ 2.3         $ 4.1         $4.0
                                                       ====             =====         =====         ====

3.       LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 2001 and December 31, 2000 (in millions):

                                                               March 31,     December 31,
                                                                 2001            2000
                                                               ---------     ------------
         Revolving credit facility ...................          $390.4          $314.2
         8 1/2% Senior Subordinated Notes due 2006 ...           248.7           248.6
         Other long-term debt ........................             6.7             7.4
                                                                ------          ------

                                                                $645.8          $570.2
                                                                ======          ======

         In March 2001, the Company was issued a notice of default by the trustee of its $250 million 8 1/2% Senior Subordinated Notes due 2006 (the "Notes") regarding the violation of a covenant restricting the payment of dividends during periods in 1999, 2000 and 2001 when an interest coverage ratio was not met. During those periods, the Company paid approximately $4.8 million in dividends based upon its interpretation that it did not need to meet the interest coverage ratio but, instead, an alternative total debt test. The Company subsequently received sufficient waivers from the holders of the Notes for any violations of the covenant that might have resulted from the dividend payments. In connection with the solicitation of waivers, the Company incurred costs of approximately $2.6 million, which were expensed in the first quarter of 2001. Currently, the Company is prohibited from paying dividends until such time as the interest coverage ratio in the indenture is met.

4.       INVENTORIES

         Inventory balances at March 31, 2001 and December 31, 2000 were as follows (in millions):

                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                         ---------       ------------
         Finished goods ........................................          $ 258.0           $ 233.0
         Repair and replacement parts ..........................            226.8             222.2
         Work in process, production parts and raw materials ...            166.3             143.6
                                                                          -------           -------
           Gross inventories ...................................            651.1             598.8
         Allowance for surplus and obsolete inventories ........            (64.4)            (67.7)
                                                                          -------           -------
           Inventories, net ....................................          $ 586.7           $ 531.1
                                                                          =======           =======

5.       NET INCOME PER COMMON SHARE

         The computation, presentation and disclosure requirements for earnings per share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.

         A reconciliation of net loss and the weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share for the three months ended March 31, 2001 and 2000 is as follows (in millions, except per share data):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
                                                                            2001             2000
                                                                           ------           ------
         BASIC AND DILUTED EARNINGS PER SHARE
         Weighted average number of common shares outstanding ...            59.3             58.9
                                                                           ======           ======
         Net loss ...............................................          $ (5.8)          $(10.7)
                                                                           ======           ======
         Net loss per common share ..............................          $(0.10)          $(0.18)
                                                                           ======           ======

         For the three months ended March 31, 2001, approximately 1.4 million shares were excluded from the calculation of diluted earnings per share because such shares would be anti-dilutive.

6.       COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2001 and 2000 was as follows (in millions):

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                  2001             2000
                                                                 ------           ------
         Net loss .....................................          $ (5.8)          $(10.7)

         Other comprehensive loss:

           Foreign currency translation adjustments ...          $(45.4)          $(17.3)
           Unrealized loss on derivatives .............            (1.4)              --
                                                                 ------           ------

                       Total comprehensive loss .......          $(52.6)          $(28.0)
                                                                 ======           ======

7.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The cumulative effect for adopting this standard as of January 1, 2001 resulted in a fair value asset, net of taxes of approximately $0.5 million, which is expected to be reclassified to earnings over the next twelve months. All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either
(1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company currently engages in derivatives that are classified as cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income until reclassified into earnings at the time of settlement of the forecasted transaction. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

         Foreign Currency Risk

         The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign supplies, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company's most significant transactional foreign currency exposures are the British pound in relation to the Euro and the U.S. dollar, the Euro and the Canadian dollar in relation to the U.S. dollar.

         The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts.

         The Company uses foreign currency forward contracts to hedge receivables and payables on the Company's balance sheet that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the quarter ended March 31, 2001, the Company recorded losses of approximately $6.8 million included in current earnings under the caption of other expense, net. These losses were substantially offset by gains on the remeasurement of the underlying asset or liability being hedged.

         The Company uses foreign currency forward contracts to hedge forecasted foreign currency inflows and outflows resulting from purchases and sales. The Company currently has hedged anticipated foreign currency cash flows up to twelve months in the future. As of March 31, 2001, the Company had deferred losses, net of taxes, of $1.6 million included in stockholders' equity as a component of accumulated other comprehensive loss. The deferred loss is expected to be reclassified to earnings during the next twelve months. The Company recorded no gain or loss resulting from a forward contract's ineffectiveness or discontinuance as a cash flow hedge.

         Interest Rate Risk

         The Company uses interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has an interest rate swap which matures in December 2001 that has the effect of converting a portion of the Company's floating rate debt to a fixed rate. The Company has designated this swap agreement as a cash flow hedge. As of March 31, 2001, the Company had a deferred gain, net of tax, of approximately $0.2 million included in stockholders' equity as a component of accumulated other comprehensive loss. This deferred loss is expected to be reclassified to current earnings over the next twelve months. The Company had no material gain or loss resulting from the interest rate swap agreement's ineffectiveness as a cash flow hedge. In addition, no portion of the swap agreement was discontinued as a cash flow hedge.

         The Company's senior management establishes the Company's foreign currency and interest rate risk management policies. This policy is reviewed periodically by the Audit Committee of the Board of Directors. The policy allows for the use of derivative instruments to hedge exposures to movements in foreign currency and interest rates. The Company's policy prohibits the use of derivative instruments for speculative purposes.

8.       SEGMENT REPORTING

         The Company has four geographic reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2001 and 2000 are as follows (in millions):

                                         North           South     Europe/Africa/
                                        America         America      Middle East    Asia/Pacific    Consolidated
                                        -------         -------    --------------   ------------    ------------
2001
Net sales                               $ 150.6         $ 61.5         $296.9           $23.1          $532.1
Income (loss) from operations             (12.3)           4.2           18.9             3.8            14.6

2000
Net sales                               $ 140.7         $ 49.9         $318.5           $25.7          $534.8
Income (loss) from operations             (11.4)          (0.5)          17.5             3.7             9.3

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                             2001            2000
                                                            ------           -----
         Segment income from operations ..........          $ 14.6           $ 9.3
         Restricted stock compensation expense ...            (0.7)           (1.6)
         Restructuring and infrequent expenses ...            (2.3)           (1.9)
         Amortization of intangibles .............            (3.9)           (3.8)
                                                            ------           -----
         Consolidated income from operations .....          $  7.7           $ 2.0
                                                            ======           =====

9.       PREFERRED STOCK

         On March 23, 2001 the Company issued 555 non-voting preferred shares, which are convertible into shares of AGCO common stock (1 preferred share per 1,000 common shares) in a private placement with net proceeds of approximately $5.3 million. The amount of the net proceeds exceeds the aggregate amount of common stock dividends in 1999, 2000 and 2001 which were paid in violation of a restricted payments covenant contained in the Indenture governing the Notes.

10.      SUBSEQUENT EVENTS

         Recent Acquisition - Ag-Chem

         On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Co., Inc. ("Ag-Chem"), a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications. Ag-Chem shareholders received total consideration of $247.2 million consisting of approximately 11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under the Company's existing revolving credit facility.

         Refinancings

         On April 17, 2001 the Company issued $250.0 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2007. The indenture governing the Senior Notes requires the Company to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture also contains certain covenants that, among other things, limits the Company's ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets. The proceeds were used to repay borrowings outstanding under the Company's existing revolving credit facility.

         On April 17, 2001 the Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of the Company's U.S., Canadian and U.K.-based assets and a pledge of the stock of the Company's domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at the Company's option, at either (1) LIBOR plus a margin based on a ratio of the Company's senior debt to EBITDA, as adjusted, or (2) the administrative agent's base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. The proceeds were used to repay borrowings outstanding under the Company's existing revolving credit facility.

         New European Securitization Facility

         On April 17, 2001 the Company entered into a new $100.0 million securitization facility with Rabobank whereby certain European wholesale accounts receivable from the Company's operations in France, Germany and Spain may be sold to a third party on a revolving basis through a wholly-owned special purpose subsidiary. The Company used the $100.0 million proceeds from the European securitization facility to reduce outstanding borrowings under its new revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's operations are subject to the cyclical nature of the agricultural industry. Sales of the Company's equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, demand for agricultural commodities, commodity prices and general economic conditions. The Company records sales when the Company ships equipment and replacement parts to its independent dealers, distributors or other customers. To the extent possible, the Company attempts to ship products to its dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on its manufacturing operations and to minimize its investment in inventory. Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, the Company's net sales have historically been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS

         The Company recorded a net loss for the quarter ended March 31, 2001 of $5.8 million, or $0.10 per diluted share, compared to a net loss of $10.7 million, or $0.18 per diluted share for the same period in 2000. AGCO's results included restructuring and other infrequent expenses that are associated with the Company's North American facility rationalizations of $2.3 million, or $0.02 per share for the first quarter of 2001 compared to $1.9 million, or $0.02 per share, for the same period in 2000.

         AGCO's earnings improvement in the first quarter was the result of higher gross margins resulting from higher production and improved margins on new products. The first quarter results for 2001 also included approximately $2.6 million of expenses to obtain waivers from holders of the Company's 8 1/2% Senior Subordinated Notes regarding the payment of dividends on the Company's common stock that was prohibited by a restricted payment covenant. In addition, the Company incurred approximately $3.7 million of higher costs at AGCO's Hesston, Kansas manufacturing facility associated with the initial production of products relocated from closed facilities. In 2000, the first quarter loss included an $8.0 million loss associated with the U.S. accounts receivable securitization facility completed in January 2000.

         RETAIL SALES

         In the United States and Canada, industry unit retail sales of tractors and combines for the first three months of 2001 increased approximately 8% and 47%, respectively, compared to the same period in 2000. Company unit retail sales of tractors in the United States and Canada increased significantly, and Company unit retail sales of combines declined in the first quarter of 2001 compared to the same period in the prior year. The Company's retail sales of combines were lower due to a delayed schedule of deliveries to contract harvesters compared to the prior year period.

         In Western Europe, industry unit retail sales of tractors declined approximately 9% for the first three months of 2001 as compared to the prior year. Company unit retail sales results for the first three months of 2001 also declined compared to the same period in 2000. The Western European market was negatively impacted by concerns over BSE (mad cow disease) and foot-and-mouth disease. The near-term impact of these diseases is still uncertain and will be determined by the ultimate extent and severity of the outbreak in addition to the level of government compensation paid to farmers for the loss of livestock.

         Industry unit retail sales of tractors in South America for the first three months of 2001 increased approximately 38% compared to the same period in 2000. In the major market of Brazil, industry retail sales increased approximately 40% due to full availability of a supplemental Brazilian government subsidized retail financing program. In the remaining South American markets, including Argentina, retail unit sales decreased due to economic uncertainty and tightening credit. Company unit retail sales of tractors in South America increased significantly compared to the first three months of 2000.

         In other international markets, Company net sales were higher than the prior year particularly in the Middle Eastern markets.

         STATEMENTS OF OPERATIONS

         Net sales for the first quarter of 2001 were $532.1 million compared to $534.8 million for the same period in 2000. Net sales for the first quarter of 2001 were negatively impacted by approximately $35 million by the foreign currency translation effect of the weakening Euro and British pound in relation to the U.S. dollar. Excluding the impact of currency translation, net sales for the first quarter were slightly above the prior year primarily due to increases in North and South America resulting from improved industry demand.

         Regionally, net sales in North America increased approximately $9.9 million, or 7.0%, in the first quarter compared to the same period in 2000. In the Europe/Africa/Middle East region, net sales decreased $21.6 million, or 6.8%, for the first quarter compared to 2000, primarily due to the negative impact of foreign currency translation and industry declines in Western Europe. Net sales in South America increased approximately $11.6 million, or 23.2%, for the first quarter compared to 2000, due to favorable market conditions in Brazil. In the Asia/Pacific region, net sales decreased approximately $2.6 million, or 10.1%, for the first quarter compared to 2000, primarily due to the impact of currency translation.

         Gross profit was $82.5 million (15.5% of net sales) for the first quarter of 2001 compared to $77.1 million (14.4% of net sales) for the same period in the prior year. Gross margins improved in 2001 primarily due to cost reduction initiatives, increased production and the impact of new higher margin products. This margin improvement was partially offset by $3.7 million of cost inefficiencies in the Hesston, Kansas plant incurred in the first quarter of 2001 related to the initial production of products relocated from closed facilities.

         Selling, general and administrative expenses for the first quarter of 2001 were $56.7 million (10.7% of net sales) compared to $58.9 million (11.0% of net sales) for the same period in the prior year. Engineering expenses for the three months ended March 31, 2001 were $11.9 million (2.2% of net sales) compared to $10.5 million (2.0% of net sales) for the same period in the prior year. The increase in engineering expense for the first quarter of 2001 was primarily the result of the inclusion of engineering expenses of Hay and Forage Industries, which was acquired in May 2000.

         The Company recorded restructuring and other infrequent expenses of $2.3 million for the three months ended March 31, 2001 related to facility closures (Coldwater, Ohio (1999); Independence, Missouri (2000); Lockney, Texas
(2000) and Noetinger, Argentina (2000)). These expenses primarily related to production transition costs.

         Income from operations was $7.7 million (1.4% of net sales) for the three months ended March 31, 2001 compared to $2.0 million (0.4% of net sales) in the prior year. Excluding restructuring and other infrequent expenses, operating income was $10.0 million (1.9% of net sales) for the three months ended March 31, 2001 compared to $3.9 million (0.7% of net sales) for the same period in 2000. Operating income before restructuring and other infrequent expenses increased due to improved gross margins.

         Interest expense, net was $13.9 million for the three months ended March 31, 2001 compared to $11.4 million for the same period in 2000. Interest expense, net for the first three months of 2001 included $2.0 million of the $2.6 million related to the successful waiver solicitation on the Company's
8 1/2% Senior Subordinated Notes.

         Other expense, net was $7.6 million for the first quarter of 2001 compared to $12.3 million for the same period in 2000. Losses on sales of receivables related to the Company's United States accounts receivable securitization program in the first quarter were $4.0 for 2001 and $9.1 for 2000. The 2001 amount includes $0.4 million of up-front losses associated with increasing the funding under the securitization program from $200 million to $235 million in the first quarter. The 2000 amount includes $7.1 million of up-front losses and transaction fees in connection with the initial $200 million funding of the facility.

         The Company recorded an income tax benefit of $5.2 million for the three months ended March 31, 2001 compared to $8.7 million for the same period in 2000.

         Equity in earnings of affiliates was $2.8 million for the three months ended March 31, 2001 compared to $2.3 million for the same period in 2000. Equity in earnings of the Company's retail finance affiliates, which represents the largest component of these earnings, remained stable for the first quarter of 2001 with the prior year.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina manufacturing facilities. The closure of these facilities is a continuation of the Company's strategy to reduce excess manufacturing capacity in its North America and South America plants which began in 1999 with the closure of the Company's Coldwater, Ohio manufacturing facility. The closure of these facilities and the consolidation of production in other AGCO facilities is expected to result in a significant cost savings and will improve the overall competitiveness of implements, hay equipment, high horsepower tractors and combines produced in these plants. In connection with these closures, the Company recorded restructuring and other infrequent expenses of $2.3 million in the first quarter of 2001. The components of the restructuring and other infrequent expenses are summarized in the following table:

                                                  Reserve Balance                                Reserve Balance
                                                  at December 31,       2001         Amount        at March 31,
                                                       2000            Expense      Incurred           2001
                                                  ---------------      -------      --------     ---------------
         Employee severance ...................        $1.9            $  --         $ 0.3             $1.6
         Facility closure costs ...............         3.9               --           1.5              2.4
         Write-down of property plant
           and equipment, net of recoveries ...          --             (0.7)         (0.7)              --
         Production transition costs ..........          --              3.0           3.0               --
                                                       ----            -----         -----             ----
                                                       $5.8            $ 2.3         $ 4.1             $4.0
                                                       ====            =====         =====             ====

AG-CHEM ACQUISITION

         On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Company, Inc. ("Ag-Chem"), a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications. Ag-Chem shareholders received total consideration of $247.2 million consisting of approximately 11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under the Company's existing revolving credit facility.

         Subsequent to the acquisition, the Company established plans to rationalize facilities in order to begin integrating Ag-Chem with AGCO. The Company will consolidate its Willmar, Minnesota sprayer manufacturing plant and Ag-Chem's Benson, Minnesota manufacturing plant into the Ag-Chem Jackson, Minnesota manufacturing facility. In addition, AGCO will close Ag-Chem's Minnetonka, Minnesota administrative offices and move all engineering and administrative functions to either the Jackson plant or AGCO's Duluth, GA headquarters. The facility rationalizations are expected to generate a portion of the targeted $30 million in synergies to be achieved in the acquisition. The Company expects to incur cash costs to complete the facility rationalizations of approximately $10 - 15 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility and accounts receivable securitization facilities.

         In April 2001, the Company completed three transactions, which modified the Company's capital structure and replaced the Company's existing revolving credit facility, which was scheduled to expire in January 2002.

         First, the Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of the Company's U.S., Canadian and U.K.-based assets and a pledge of the stock of the Company's domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at the Company's option, at either (1) LIBOR plus a margin based on a ratio of the Company's senior debt to EBITDA, as adjusted, or (2) the administrative agent's base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. The proceeds were used to repay borrowings outstanding under the Company's existing revolving credit facility.

         The Company also issued $250.0 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires the Company to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that, among other things, limits the Company's ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases. The proceeds were used to pay borrowings outstanding under the Company's existing revolving credit facility.

         Lastly, the Company entered into a new $100.0 million securitization facility with Rabobank, whereby certain European wholesale accounts receivable from the Company's operations in France, Germany and Spain may be sold to a third party on a revolving basis through a wholly-owned special purpose subsidiary. The Company used the proceeds from this securitization facility to reduce outstanding borrowings under its new revolving credit facility.

         As a result, the Company's primary financing and funding sources are the $250 million 8 1/2% Senior Subordinated Notes due 2006, the Senior Notes, a $350 million revolving credit facility and $350 million of accounts receivable securitization facilities in the U.S. and Europe.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $654.1 million of working capital at March 31, 2001, an increase of $50.2 million from working capital of $603.9 million at December 31, 2000. The increase in working capital was primarily due to seasonal increases in inventories and lower payables and accrued expenses. The increase was partially offset by lower accounts receivable primarily due to a $35 million increase in funding under the U.S. securitization facility.

         Cash flow used in operating activities was $97.3 million for the three months ended March 31, 2001 compared to $92.2 million provided by operating activities for the same period during 2000. The decrease in cash flow provided by operating activities was primarily due to the initial $200 million funding under the U.S securitization facility in the first quarter of 2000.

         Capital expenditures for the three months ended March 31, 2001 were $4.5 million compared to $7.5 million for the same period in 2000. The Company anticipates that additional capital expenditures for the remainder of 2001 will range from approximately $50 million to $55 million and will primarily be used to support the development and enhancement of new and existing products as well as facility and equipment improvements.

         The Company's debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 46.5% at March 31, 2001 compared to 41.9% at December 31, 2000. The increase is attributable to higher debt to support seasonal increases in working capital and lower stockholders' equity due to negative currency translation adjustments.

         The Company believes that available borrowings under the Company's revolving credit facility, funding under the accounts receivable securitization facilities, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

OUTLOOK

         As a result of uncertainty arising from BSE and foot-and-mouth disease, the Company has revised its outlook for Western Europe to decline between 5% to 10%. The Company continues to expect industry retail demand in 2001 to be relatively flat in the other major markets of the world.

         Ag-Chem's net sales and income from operations are heavily concentrated in February, March and April of each year. As a result of the mid-April closing date, AGCO's results for 2001 will not reflect Ag-Chem's seasonally strongest period. While the Company is targeting to generate sufficient cost synergies to neutralize earnings for the balance of 2001, the additional common shares issued in the transaction are expected to reduce AGCO's net income per share by approximately $0.08 per share in 2001. In addition, the Company previously announced the closing of a $100 million European securitization facility in April 2001. In connection with the closing, the Company expects to incur a one-time loss of approximately $3.5 million in the second quarter related to the initial funding of the facility. Despite these factors, the Company still anticipates operating margins and overall profitability to improve in 2001 compared to 2000.

ACCOUNTING CHANGES

         In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting treatment is met. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. The cumulative effect for adopting this standard as of January 1, 2001 resulted in a fair value asset, net of taxes, of approximately $0.5 million.

FORWARD LOOKING STATEMENTS

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under the "Results of Operations" and "Liquidity and Capital Resources" headings. Forward looking statements include the Company's expectations with respect to factors that affect net sales, restructuring and infrequent expenses, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

         The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The majority of the Company's revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia which is primarily denominated in British pounds, Euros or U.S. dollars. The Company's most significant transactional foreign currency exposures are the British pound in relation to the Euro and the U.S. dollar, the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations.

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

         For additional information, see the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

3.1      Certificate of Designation for Class A Convertible Preferred Stock.

4.1      Indenture dated as of April 17, 2001, among the Company, SunTrust Bank and the other parties named therein.

4.2      Registration Rights Agreement dated as of April 11, 2001, among the Company,
         Credit Suisse First Boston and the other parties named therein.

10.1     Credit Agreement dated as of April 17, 2001, among the Company, Cooperatieve
         Centrale Raiffeisen-Boerenleenbank B.A. and the other parties named therein.

10.2     2001 Stock Option Plan.

         (b)      Reports on Form 8-K

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AGCO CORPORATION
                                 Registrant



Date: May 15, 2001               /s/  Donald R. Millard
                                 ----------------------------------------------
                                 Donald R. Millard
                                 Sr. Vice President and Chief Financial Officer