Form 10-Q
period 2001-06-30
AGCO CORP /DE
filed 2001-08-14
CIK 880266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ----------

                         COMMISSION FILE NUMBER 1-12930

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


         Common stock par value $.01 per share: 71,952,559 shares outstanding as of July 31, 2001.

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                               Page
                                                                              Numbers
                                                                              -------
PART I.  FINANCIAL INFORMATION:

        Item 1.   Financial Statements

                  Condensed Consolidated Balance
                  Sheets - June 30, 2001 and
                  December 31, 2000                                               3

                  Condensed Consolidated Statements
                  of Operations for the Three Months
                  Ended June 30, 2001 and 2000                                    4

                  Condensed Consolidated Statements
                  of Operations for the Six Months
                  Ended June 30, 2001 and 2000                                    5

                  Condensed Consolidated Statements
                  of Cash Flows for the Six Months
                  Ended June 30, 2001 and 2000                                    6

                  Notes to Condensed Consolidated
                  Financial Statements                                            7

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                  23

        Item 3.   Quantitative and Qualitative Disclosures
                  about Market Risk                                              32

PART II.  OTHER INFORMATION:

        Item 4.   Submission of Matters to a Vote of Security Holders            33

        Item 6.   Exhibits and Reports on Form 8-K                               33

SIGNATURES                                                                       34

Part I. Financial Information
Item I. Financial Statements


                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2001             2000
                                                                                       -----------     ------------
                                                                                       (UNAUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents                                                         $   17.7         $   13.3
      Accounts and notes receivable, net                                                   461.6            602.9
      Inventories, net                                                                     660.4            531.1
      Other current assets                                                                 104.9             93.0
                                                                                        --------         --------
         Total current assets                                                            1,244.6          1,240.3
Property, plant and equipment, net                                                         320.3            316.2
Investments in affiliates                                                                   92.5             85.3
Other assets                                                                               228.9            176.0
Intangible assets, net                                                                     428.9            286.4
                                                                                        --------         --------
         Total assets                                                                   $2,315.2         $2,104.2
                                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                                  $  225.6         $  244.4
      Accrued expenses                                                                     386.1            357.6
      Other current liabilities                                                             34.9             34.4
                                                                                        --------         --------
         Total current liabilities                                                         646.6            636.4
Long-term debt                                                                             735.5            570.2
Postretirement health care benefits                                                         27.7             27.5
Other noncurrent liabilities                                                                74.2             80.2
                                                                                        --------         --------
         Total liabilities                                                               1,484.0          1,314.3
                                                                                        --------         --------

Stockholders' Equity:
      Common stock: $0.01 par value, 150,000,000 shares authorized,
           71,944,305 and 59,589,428 shares issued and outstanding
           at June 30, 2001 and December 31, 2000, respectively                              0.7              0.6
      Additional paid-in capital                                                           531.6            427.1
      Retained earnings                                                                    621.4            622.9
      Unearned compensation                                                                 (0.5)            (1.4)
      Accumulated other comprehensive loss                                                (322.0)          (259.3)
                                                                                        --------         --------
         Total stockholders' equity                                                        831.2            789.9
                                                                                        --------         --------
         Total liabilities and stockholders' equity                                     $2,315.2         $2,104.2
                                                                                        ========         ========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED JUNE 30,
                                                                                               ----------------------------
                                                                                                2001                  2000
                                                                                               ------                ------
Net sales                                                                                      $659.3                $640.8
Cost of goods sold                                                                              545.6                 535.8
                                                                                               ------                ------
     Gross profit                                                                               113.7                 105.0

Selling, general and administrative expenses                                                     63.2                  55.4
Engineering expenses                                                                             13.0                  10.8
Restructuring and other infrequent expenses                                                       3.3                  13.1
Amortization of intangibles                                                                       4.8                   3.5
                                                                                               ------                ------

     Income from operations                                                                      29.4                  22.2

Interest expense, net                                                                            15.5                  11.9
Other expense, net                                                                               10.1                   8.8
                                                                                               ------                ------

Income before income taxes, equity in net earnings
    of affiliates and extraordinary loss                                                          3.8                   1.5

Income tax provision                                                                              1.4                   0.6
                                                                                               ------                ------

Income before equity in net earnings of affiliates and extraordinary loss                         2.4                   0.9

Equity in net earnings of affiliates                                                              3.2                   3.2
                                                                                               ------                ------

Income before extraordinary loss                                                                  5.6                   4.1

Extraordinary loss, net of taxes                                                                  0.8                    --
                                                                                               ------                ------

Net income                                                                                     $  4.8                $  4.1
                                                                                               ======                ======

Net income per common share:
     Basic:
         Income before extraordinary loss                                                      $ 0.08                $ 0.07
         Extraordinary loss                                                                     (0.01)                   --
                                                                                               ------                ------
         Net income                                                                            $ 0.07                $ 0.07
                                                                                               ======                ======
     Diluted:
         Income before extraordinary loss                                                      $ 0.08                $ 0.07
         Extraordinary loss                                                                     (0.01)                   --
                                                                                               ------                ------
         Net income                                                                            $ 0.07                $ 0.07
                                                                                               ======                ======

Weighted average number of common and common equivalent shares outstanding:
     Basic                                                                                       69.2                  59.1
                                                                                               ======                ======
     Diluted                                                                                     69.9                  59.7
                                                                                               ======                ======

Dividends declared per common share                                                            $   --                $ 0.01
                                                                                               ======                ======

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                            -----------------------------
                                                                                              2001                 2000
                                                                                            --------             --------
Net sales                                                                                   $1,191.4             $1,175.6
Cost of goods sold                                                                             995.2                993.5
                                                                                            --------             --------
     Gross profit                                                                              196.2                182.1

Selling, general and administrative expenses                                                   119.9                114.3
Engineering expenses                                                                            24.9                 21.3
Restructuring and other infrequent expenses                                                      5.6                 15.0
Amortization of intangibles                                                                      8.7                  7.3
                                                                                            --------             --------
                                                                                                37.1                 24.2
     Income from operations

Interest expense, net                                                                           29.4                 23.3
Other expense, net                                                                              17.7                 21.1
                                                                                            --------             --------

Loss before income taxes, equity in net earnings
    of affiliates and extraordinary loss                                                       (10.0)               (20.2)

Income tax benefit                                                                              (3.8)                (8.1)
                                                                                            --------             --------

Loss before equity in net earnings of affiliates and extraordinary loss                         (6.2)               (12.1)

Equity in net earnings of affiliates                                                             6.0                  5.5
                                                                                            --------             --------

Loss before extraordinary loss                                                                  (0.2)                (6.6)

Extraordinary loss, net of taxes                                                                 0.8                   --
                                                                                            --------             --------

Net loss                                                                                    $   (1.0)            $   (6.6)
                                                                                            ========             ========

Net loss per common share:
     Basic:
         Loss before extraordinary loss                                                     $  (0.01)            $  (0.11)
         Extraordinary loss                                                                    (0.01)                  --
                                                                                            --------             --------
         Net loss                                                                           $  (0.02)            $  (0.11)
                                                                                            ========             ========
     Diluted:
         Loss before extraordinary loss                                                     $  (0.01)            $  (0.11)
         Extraordinary loss                                                                    (0.01)                  --
                                                                                            --------             --------
         Net loss                                                                           $  (0.02)            $  (0.11)
                                                                                            ========             ========

Weighted average number of common and common equivalent shares outstanding:
     Basic                                                                                      64.3                 59.0
                                                                                            ========             ========
     Diluted                                                                                    64.3                 59.0
                                                                                            ========             ========

Dividends declared per common share                                                         $   0.01             $   0.02
                                                                                            ========             ========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED AND IN MILLIONS)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            -------------------------
                                                                                             2001               2000
                                                                                            ------             ------
Cash flows from operating activities:
      Net loss                                                                              $ (1.0)            $ (6.6)
      Adjustments to reconcile net loss to net cash provided by
      operating activities:
          Extraordinary loss, net of taxes                                                     0.8                 --
          Depreciation and amortization                                                       25.7               26.1
          Amortization of intangibles                                                          8.7                7.3
          Amortization of unearned compensation                                                0.9                2.5
          Equity in net earnings of affiliates, net of cash received                          (5.3)              (5.3)
          Deferred income tax benefit                                                        (27.0)             (26.7)
          Loss on write-down of property, plant and equipment                                   --                2.9
          Changes in operating assets and liabilities, net of effects from purchase of businesses:
             Accounts and notes receivable, net                                              120.8              134.7
             Inventories, net                                                                (56.2)             (58.7)
             Other current and noncurrent assets                                             (12.4)             (12.0)
             Accounts payable                                                                (17.7)              17.2
             Accrued expenses                                                                 12.0               43.1
             Other current and noncurrent liabilities                                         (0.5)             (17.5)
                                                                                            ------             ------
               Total adjustments                                                              49.8              113.6
                                                                                            ------             ------
               Net cash provided by operating activities                                      48.8              107.0
                                                                                            ------             ------
Cash flows from investing activities:
          Purchase of property, plant and equipment                                          (12.5)             (14.1)
          Purchase of businesses, net of cash acquired                                      (147.5)             (10.0)
          Investments in affiliates                                                           (0.5)              (1.2)
                                                                                            ------             ------
               Net cash used for investing activities                                       (160.5)             (25.3)
                                                                                            ------             ------
Cash flows from financing activities:
          Proceeds from (repayments of) debt, net                                            123.0              (86.2)
          Proceeds from issuance of preferred stock                                            5.3                 --
          Payment of debt and common stock issuance costs                                    (11.3)                --
          Dividends paid on common stock                                                      (0.6)              (1.2)
                                                                                            ------             ------
               Net cash provided by (used in) financing activities                           116.4              (87.4)
                                                                                            ------             ------
          Effect of exchange rate changes on cash and cash equivalents                        (0.3)              (0.6)
                                                                                            ------             ------
          Increase (decrease) in cash and cash equivalents                                     4.4               (6.3)
          Cash and cash equivalents, beginning of period                                      13.3               19.6
                                                                                            ------             ------
          Cash and cash equivalents, end of period                                          $ 17.7             $ 13.3
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

2.       AG-CHEM ACQUISITION

         On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Co., Inc. ("Ag-Chem"), a manufacturer and distributor of self-propelled sprayers. The Company paid Ag-Chem shareholders approximately $247.2 million consisting of approximately 11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under the Company's revolving credit facility.

         The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") No. 16, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, the Company established liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem's Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and fifteen parts and service facilities. The activity related to these liabilities is summarized in the following table (in millions):

                                                                                  Reserve
                                                Liabilities       Expenses       Balance at
                                                Established       Incurred      June 30, 2001
                                                -----------       --------      -------------
Employee severance                                  $2.4            $0.9            $1.5
Employee relocation expense                          0.3              --             0.3
Facility closure costs                               0.2              --             0.2
                                                    ----            ----            ----

                                                    $2.9            $0.9            $2.0
                                                    ====            ====            ====

         The severance relates to the planned termination of approximately 210 Ag-Chem employees, of which 66 had been terminated as of June 30, 2001.

3.       RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the second quarter of 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company plans to consolidate AGCO's Willmar, Minnesota manufacturing facility and Ag-Chem's Benson, Minnesota manufacturing facility into Ag-Chem's Jackson, Minnesota manufacturing plant. In addition, the Company will close Ag-Chem's Minnetonka, Minnesota administrative offices and relocate the majority of these functions to the Jackson facility. Lastly, the Company will close fifteen Ag-Chem parts and service facilities and integrate parts warehousing and logistics into AGCO's existing North America parts distribution system.

         In connection with these closures, the Company recorded restructuring and other infrequent expenses of $2.6 million during the second quarter of 2001. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                                                                         Reserve Balance
                                                              2001          Expenses       at June 30,
                                                             Expense        Incurred          2001
                                                             -------        --------     ---------------
Employee severance                                            $0.6            $0.1            $0.5
Employee retention payments                                    0.5             0.1             0.4
Facility closure costs                                         0.6              --             0.6
Write-down of property, plant and equipment                    0.4             0.4              --
Facility relocation and transition costs                       0.5             0.5              --
                                                              ----            ----            ----
                                                              $2.6            $1.1            $1.5
                                                              ====            ====            ====

         The severance relates to the planned termination of approximately 200 AGCO employees of which 5 had been terminated as of June 30, 2001. The employee retention payments relate to incentives to be paid to Ag-Chem and AGCO employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include employee costs and other exit costs to be incurred at Willmar after operations cease. The write-down of property, plant and equipment represents the impairment of machinery and equipment at Willmar from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate employees, inventory and machinery and costs to integrate operations into the retained facilities. The $1.5 million of costs accrued at June 30, 2001 are expected to be incurred in 2001.

         In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. In connection with these facility closures, the Company recorded additional restructuring and other infrequent expenses of $3.0 million in the first six months of 2001. A summary of the expenses and related reserves associated with these closures is included in the following table (in millions):

                                                            Reserve Balance                                          Reserve Balance
                                                            at December 31,         2001              Expenses          at June 30,
                                                                 2000             Expense             Incurred             2001
                                                            ---------------       -------             --------       ---------------
Employee severance                                               $1.9               $ --                $1.3               $0.6
Facility closure costs                                            3.9               (0.7)                1.7                1.5
Write-down of property, plant
   and equipment, net of recoveries                                --               (0.7)               (0.7)                --
Production transition costs                                        --                4.4                 4.4                 --
                                                                 ----               ----                ----               ----
                                                                 $5.8               $3.0                $6.7               $2.1
                                                                 ====               ====                ====               ====

         The expenses incurred in 2001 primarily relate to production transition costs. In addition, the Company recorded credits totaling $1.4 million relating to recoveries from the sale of property and the reversal of closing cost reserves which will not be incurred.

4.       LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 2001 and December 31, 2000 (in millions):

                                                                       June 30,          December 31,
                                                                         2001                2000
                                                                       --------          ------------
Revolving credit facility                                               $205.7              $314.2
9 1/2% Senior notes due 2008                                             250.0                  --
8 1/2% Senior subordinated notes due 2006                                248.8               248.6
Other long-term debt                                                      31.0                 7.4
                                                                        ------              ------
                                                                        $735.5              $570.2
                                                                        ======              ======

         On April 17, 2001 the Company issued $250.0 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2007. The indenture governing the Senior Notes requires the Company to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture also contains certain covenants that, among other things, limit the Company's ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets. The proceeds were used to repay borrowings outstanding under the Company's existing revolving credit facility.

         On April 17, 2001 the Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of the Company's U.S., Canadian and U.K. based assets and a pledge of the stock of the Company's domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at the Company's option, at either (1) LIBOR plus a margin based on a ratio of the Company's senior debt to EBITDA, as adjusted, or (2) the administrative agent's base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. The proceeds were used to repay borrowings outstanding under the Company's then existing revolving credit facility.

5.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at June 30, 2001 and December 31, 2000 were as follows (in millions):


                                                                               June 30,         December 31,
                                                                                 2001               2000
                                                                               --------         ------------
Finished goods                                                                  $282.5             $233.0
Repair and replacement parts                                                     250.8              222.2
Work in process, production parts and raw materials                              194.6              143.6
                                                                                ------             ------
       Gross inventories                                                         727.9              598.8
Allowance for surplus and obsolete inventories                                   (67.5)             (67.7)
                                                                                ------             ------
       Inventories, net                                                         $660.4             $531.1
                                                                                ======             ======

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

         A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income
(loss) per common share for the three and six months ended June 30, 2001 and 2000 is as follows (in millions, except per share data):

                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                                --------------------        ---------------------
                                                                                 2001          2000          2001           2000
                                                                                ------        ------        ------         ------
BASIC EARNINGS PER SHARE
Weighted average number of common shares outstanding                              69.2          59.1          64.3           59.0
                                                                                ======        ======        ======         ======
Net income (loss)                                                               $  4.8        $  4.1        $ (1.0)        $ (6.6)
                                                                                ======        ======        ======         ======
Net income (loss) per common share                                              $ 0.07        $ 0.07        $(0.02)        $(0.11)
                                                                                ======        ======        ======         ======

DILUTED EARNINGS PER SHARE
Weighted average number of common shares outstanding                              69.2          59.1          64.3           59.0
Assumed vesting of restricted stock                                                0.5           0.5            --             --
Assumed exercise of outstanding stock options                                      0.2           0.1            --             --
                                                                                ------        ------        ------         ------
Weighted average number of common and common equivalent
    shares outstanding                                                            69.9          59.7          64.3           59.0
                                                                                ======        ======        ======         ======
Net income (loss)                                                               $  4.8        $  4.1        $ (1.0)        $ (6.6)
                                                                                ======        ======        ======         ======
Net income (loss) per common share                                              $ 0.07        $ 0.07        $(0.02)        $(0.11)
                                                                                ======        ======        ======         ======

7.       COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 were as follows (in millions):

                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                                --------------------        ---------------------
                                                                                 2001          2000          2001           2000
                                                                                ------        ------        ------         ------
Net income (loss)                                                               $  4.8        $  4.1        $ (1.0)        $ (6.6)

Other comprehensive income (loss)

     Foreign currency translation adjustments                                    (16.1)         (2.9)        (61.5)         (20.2)

     Unrealized gain (loss) on derivatives                                         0.2            --          (1.2)            --
                                                                                ------        ------        ------         ------

Total comprehensive income (loss)                                               $(11.1)       $  1.2        $(63.7)        $(26.8)
                                                                                ======        ======        ======         ======

8.       ACCOUNTS RECEIVABLE SECURITIZATION

         In the second quarter, the Company entered into account receivable securitization facilities in Europe and Canada, whereby wholesale accounts receivable are sold on a revolving basis. The facilities allow for funding up to approximately $150 million. In connection with the closing of these facilities, the Company incurred transaction costs and an initial loss of sales of receivables of $3.6 million. At June 30, 2001, the Company had funded approximately $372.9 million under the Company's securitization facilities in the United States, Canada and Europe.

9.       PREFERRED STOCK

         On March 23, 2001, the Company sold non-voting preferred shares, which were convertible into shares of the Company's common stock in a private placement with net proceeds of approximately $5.3 million. On June 1, 2001, preferred shares were converted into 550,000 shares of the Company's common stock.

10.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         Foreign Currency Risk

         The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign supplies, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company's most significant transactional foreign currency exposures include: (i) the British pound in relation to the Euro and the U.S. dollar and (ii) the Euro and the Canadian dollar in relation to the U.S. dollar.

         The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts.

         The Company uses foreign currency forward contracts to hedge receivables and payables on the Company's balance sheet that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the six months ended June 30, 2001, the Company recorded losses of approximately $2.2 million included in current earnings under the caption of other expense, net. These losses were substantially offset by gains on the remeasurement of the underlying asset or liability being hedged.

         The Company uses foreign currency forward contracts to hedge forecasted foreign currency inflows and outflows resulting from purchases and sales. The Company currently has hedged anticipated foreign currency cash flows up to twelve months in the future. As of June 30, 2001, the Company had deferred losses, net of taxes, of $1.4 million included in stockholders' equity as a component of accumulated other comprehensive loss. The deferred loss is expected to be reclassified to earnings during the next twelve months. The Company recorded no gain or loss resulting from a forward contract's ineffectiveness or discontinuance as a cash flow hedge.

         Interest Rate Risk

         The Company uses interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has an interest rate swap which matures in December 2001 that has the effect of converting a portion of the Company's floating rate debt to a fixed rate. The Company has designated this swap agreement as a cash flow hedge. As of June 30, 2001, the Company had a deferred gain, net of tax, of approximately $0.2 million included in stockholders' equity as a component of accumulated other comprehensive loss. This deferred loss is expected to be reclassified to current earnings on or before the maturity date of the swap. The Company had no material gain or loss resulting from the interest rate swap agreement's ineffectiveness as a cash flow hedge. In addition, no portion of the swap agreement was discontinued as a cash flow hedge.

         The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the period from January 1, 2001 through June 30, 2001 (in millions):

                                                                              Before-Tax         Income           After-Tax
                                                                                Amount            Tax               Amount
                                                                              ----------         ------           ---------
Cumulative effect of adopting SFAS No. 133, net                                 $ 0.8             $(0.3)            $ 0.5
Net changes in fair value of derivatives                                         (4.0)              1.6              (2.4)
Net gains reclassified from accumulated other
     comprehensive loss into earnings                                             1.2              (0.5)              0.7
                                                                                -----             -----             -----
Accumulated derivative net losses as of June 30, 2001                           $(2.0)            $ 0.8             $(1.2)
                                                                                =====             =====             =====

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

11.      SEGMENT REPORTING

         The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. As a result of the Ag-Chem acquisition, the Company created a new segment, the Sprayer Division, which includes Ag-Chem and the Company's existing sprayer operations. Prior period segment results have been restated to conform with the new segments. Segment results for the three and six months ended June 30, 2001 and 2000 are as follows (in millions):

      Three months ended                     North           South       Europe/Africa                   Sprayer
           June 30,                         America         America       /Middle East   Asia/Pacific    Division       Consolidated
-----------------------------               -------         -------      -------------   ------------    --------       ------------
2001
Net sales                                    $172.2          $57.2           $347.2         $20.3          $62.4          $  659.3
Income from operations                           --            3.7             31.4           2.9            0.1              38.1

2000
Net sales                                    $179.0          $57.0           $372.0         $21.9          $10.9          $  640.8
Income (loss) from operations                   1.1           (0.6)            36.3           3.0            0.4              40.2


      Six months ended                       North           South       Europe/Africa                   Sprayer
          June 30,                          America         America       /Middle East   Asia/Pacific    Division       Consolidated
-----------------------------               -------         -------      -------------   ------------    --------       ------------
2001
Net sales                                    $305.9          $118.7          $644.1         $43.4          $79.3          $1,191.4
Income (loss) from operations                 (14.5)            7.9            50.3           6.7            2.3              52.7

2000
Net sales                                    $305.4          $106.9          $690.5         $47.6          $25.2          $1,175.6
Income (loss) from operations                 (11.6)           (1.1)           53.8           6.7            1.7              49.5

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                         June 30,
                                                                        -----------------------           -----------------------
                                                                         2001             2000             2001             2000
                                                                        ------           ------           ------           ------
Segment income from operations                                          $ 38.1           $ 40.2           $ 52.7           $ 49.5
Restricted stock compensation expense                                     (0.6)            (1.4)            (1.3)            (3.0)
Restructuring and other infrequent expenses                               (3.3)           (13.1)            (5.6)           (15.0)
Amortization of intangibles                                               (4.8)            (3.5)            (8.7)            (7.3)
                                                                        ------           ------           ------           ------
Consolidated income from operations                                     $ 29.4           $ 22.2           $ 37.1           $ 24.2
                                                                        ======           ======           ======           ======

12.      SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

         On April 17, 2001, AGCO issued $250 million of 9 1/2% Senior Notes due 2008. The Senior Notes are fully and unconditionally guaranteed by the following U.S. subsidiaries of AGCO Corporation: AGCO Ventures LLC, Hesston Ventures Corporation, Hay and Forage Industries ("HFI"), Ag-Chem Equipment Co., Inc., Ag-Chem Manufacturing Co., Inc., Ag-Chem Sales Co., Inc., Ag-Chem Equipment International, Inc., Lor*Al Products, Inc. and Ag-Chem Equipment Canada, Ltd. (the "Guarantor Subsidiaries"). The following financial information presents condensed consolidating balance sheets, statements of operations and cash flow of (i) the parent company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis, and (iii) the non-guarantor subsidiaries on a combined basis. AGCO Ventures LLC, Hesston Ventures Corporation and HFI, represent AGCO's ownership in the manufacturing operations of HFI. AGCO acquired the remaining 50% interest in HFI in May 2000. Accordingly, HFI is reflected on the equity method of accounting for periods prior to May 2000 and is consolidated with the Company's financial statements subsequent to May 2000. In addition, the remaining Guarantor Subsidiaries, not associated with HFI, were acquired on April 16, 2001 as part of the acquisition of Ag-Chem Equipment Company, Inc., and accordingly, are included in the following financial information subsequent to the acquisition date.

                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)

                                                      PARENT         GUARANTOR      NON-GUARANTOR     ELIMINATING
                                                      COMPANY       SUBSIDIARIES     SUBSIDIARIES       ENTRIES        CONSOLIDATED
                                                      -------       ------------    -------------     -----------      ------------
Net sales                                             $174.2           $101.7           $506.3          $(122.9)          $659.3
Cost of good sold                                      152.0             93.9            422.6           (122.9)           545.6
                                                      ------           ------           ------          -------           ------
   Gross profit                                         22.2              7.8             83.7               --            113.7

Selling, general and administrative expenses            22.6              9.9             30.7               --             63.2
Engineering expenses                                     1.2              4.0              7.8               --             13.0
Restructuring and other infrequent expenses             (0.3)             2.2              1.4               --              3.3
Amortization of intangibles                              1.8              1.0              2.0               --              4.8
                                                      ------           ------           ------          -------           ------

   Income (loss) from operations                        (3.1)            (9.3)            41.8               --             29.4

Interest expense, net                                   12.9              0.2              2.4               --             15.5
Other (income) expense, net                              3.5             (0.5)             7.1               --             10.1
                                                      ------           ------           ------          -------           ------

Income (loss) before income taxes, equity in
   net earnings of unconsolidated subsidiaries
   and affiliates and extraordinary loss               (19.5)            (9.0)            32.3               --              3.8

Income tax provision (benefit)                          (5.3)            (4.0)            10.7               --              1.4
                                                      ------           ------           ------          -------           ------

Income (loss) before equity in net earnings
   of unconsolidated subsidiaries and
   affiliates and extraordinary loss                   (14.2)            (5.0)            21.6               --              2.4

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                          19.8              0.5              1.4            (18.5)             3.2
                                                      ------           ------           ------          -------           ------

Income (loss) before extraordinary loss                  5.6             (4.5)            23.0            (18.5)             5.6

Extraordinary loss, net of taxes                         0.8               --               --               --              0.8
                                                      ------           ------           ------          -------           ------

Net income (loss)                                     $  4.8           $ (4.5)          $ 23.0          $ (18.5)          $  4.8
                                                      ======           ======           ======          =======           ======

                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2000
                                  (IN MILLIONS)

                                                      PARENT         GUARANTOR      NON-GUARANTOR     ELIMINATING
                                                      COMPANY       SUBSIDIARIES     SUBSIDIARIES       ENTRIES        CONSOLIDATED
                                                      -------       ------------    -------------     -----------      ------------
Net sales                                             $182.5           $ 13.0           $512.3          $ (67.0)          $640.8
Cost of goods sold                                     161.0             12.0            429.8            (67.0)           535.8
                                                      ------           ------           ------          -------           ------
   Gross profit                                         21.5              1.0             82.5               --            105.0

Selling, general and administrative expenses            24.5              0.7             30.2               --             55.4
Engineering expenses                                     2.4              0.5              7.9               --             10.8
Restructuring and other infrequent expenses             11.8               --              1.3               --             13.1
Amortization of intangibles                              1.2               --              2.3               --              3.5
                                                      ------           ------           ------          -------           ------

   Income (loss) from operations                       (18.4)            (0.2)            40.8               --             22.2

Interest expense, net                                    7.2               --              4.7               --             11.9
Other expense, net                                       3.8               --              5.0               --              8.8
                                                      ------           ------           ------          -------           ------

Income (loss) before income taxes and equity in
   net earnings of unconsolidated subsidiaries
   and affiliates                                      (29.4)            (0.2)            31.1               --              1.5

Income tax provision (benefit)                         (12.2)            (0.1)            12.9               --              0.6
                                                      ------           ------           ------          -------           ------

Income (loss) before equity in net earnings
   of unconsolidated subsidiaries and
   affiliates                                           17.2             (0.1)            18.2               --              0.9

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                          21.3               --              1.8            (19.9)             3.2
                                                      ------           ------           ------          -------           ------

Net income (loss)                                     $  4.1           $ (0.1)          $ 20.0          $ (19.9)          $  4.1
                                                      ======           ======           ======          =======           ======

                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)

                                                      PARENT         GUARANTOR      NON-GUARANTOR     ELIMINATING
                                                      COMPANY       SUBSIDIARIES     SUBSIDIARIES       ENTRIES        CONSOLIDATED
                                                      -------       ------------    -------------     -----------      ------------
Net sales                                             $311.7           $143.1           $953.7          $(217.1)         $1,191.4
Cost of goods sold                                     276.4            138.1            797.8           (217.1)            995.2
                                                      ------           ------           ------          -------          --------
   Gross profit                                         35.3              5.0            155.9               --             196.2

Selling, general and administrative expenses            44.9             11.2             63.8               --             119.9
Engineering expenses                                     1.8              6.7             16.4               --              24.9
Restructuring and other infrequent expenses             (0.7)             4.9              1.4               --               5.6
Amortization of intangibles                              3.5              1.0              4.2               --               8.7
                                                      ------           ------           ------          -------          --------

   Income (loss) from operations                       (14.2)           (18.8)            70.1               --              37.1

Interest expense, net                                   22.9              0.2              6.3               --              29.4
Other (income) expense, net                              8.9             (0.5)             9.3               --              17.7
                                                      ------           ------           ------          -------          --------

Income (loss) before income taxes, equity in
   net earnings of unconsolidated subsidiaries
   and affiliates and extraordinary loss               (46.0)           (18.5)            54.5               --             (10.0)

Income tax provision (benefit)                         (13.9)            (7.8)            17.9               --              (3.8)
                                                      ------           ------           ------          -------          --------

Income (loss) before equity in net earnings
   of unconsolidated subsidiaries
   and affiliates                                      (32.1)           (10.7)            36.6               --              (6.2)

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                          31.9              0.5              3.0            (29.4)              6.0
                                                      ------           ------           ------          -------          --------

Income (loss) before extraordinary loss                 (0.2)           (10.2)            39.6            (29.4)             (0.2)

Extraordinary loss, net of taxes                         0.8               --               --               --               0.8
                                                      ------           ------           ------          -------          --------

Net income (loss)                                     $ (1.0)          $(10.2)          $ 39.6          $ (29.4)         $   (1.0)
                                                      ======           ======           ======          =======          ========

                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (IN MILLIONS)

                                                      PARENT         GUARANTOR      NON-GUARANTOR   ELIMINATING
                                                     COMPANY        SUBSIDIARIES     SUBSIDIARIES      ENTRIES        CONSOLIDATED
                                                     --------       ------------    -------------   -----------       ------------
Net sales                                            $  321.6         $   13.0         $  957.7        $ (116.7)        $1,175.6
Cost of goods sold                                      288.0             12.0            810.2          (116.7)           993.5
                                                     --------         --------         --------        --------         --------
   Gross profit                                          33.6              1.0            147.5              --            182.1

Selling, general and administrative expenses             48.0              0.7             65.6              --            114.3
Engineering expenses                                      4.8              0.5             16.0              --             21.3
Restructuring and other infrequent expenses              14.9               --              0.1              --             15.0
Amortization of intangibles                               2.7               --              4.6              --              7.3
                                                     --------         --------         --------        --------         --------

   Income (loss) from operations                        (36.8)            (0.2)            61.2              --             24.2

Interest expense, net                                    14.5               --              8.8              --             23.3
Other expense, net                                       13.5               --              7.6              --             21.1
                                                     --------         --------         --------        --------         --------

Income (loss) before income taxes and
   equity in net earnings of unconsolidated
   subsidiaries and affiliates                          (64.8)            (0.2)            44.8              --            (20.2)

Income tax provision (benefit)                          (26.7)            (0.1)            18.7              --             (8.1)
                                                     --------         --------         --------        --------         --------

Income (loss) before equity in net
   earnings of unconsolidated subsidiaries
   and affiliates                                       (38.1)            (0.1)            26.1              --            (12.1)

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                           31.5               --              2.9           (28.9)             5.5
                                                     --------         --------         --------        --------         --------

Net income (loss)                                    $   (6.6)        $   (0.1)        $   29.0        $  (28.9)        $   (6.6)
                                                     ========         ========         ========        ========         ========

                                AGCO CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                  (IN MILLIONS)

                                                       PARENT         GUARANTOR    NON-GUARANTOR     ELIMINATING
                                                      COMPANY       SUBSIDIARIES    SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                    ----------      ------------   -------------     -----------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents                      $      3.7      $      2.2      $     11.8      $       --       $     17.7
     Accounts and notes receivables, net                  88.0            18.3           341.2              --            447.5
     Receivables from unconsolidated
       subsidiaries and affiliates                       239.6             0.2           213.7          (439.4)            14.1
     Inventories, net                                    209.9           137.8           325.7           (13.0)           660.4
     Other current assets                                 45.2             8.0            51.7              --            104.9
                                                    ----------      ----------      ----------      ----------       ----------
             Total current assets                        586.4           166.5           944.1          (452.4)         1,244.6
Property, plant and equipment, net                        12.3            86.7           221.3              --            320.3
Investments in unconsolidated subsidiaries
     and affiliates                                      967.0             2.3            89.6          (966.4)            92.5
Other assets                                             139.1            21.4            68.1             0.3            228.9
Intangible assets, net                                    34.5           168.5           225.9              --            428.9
                                                    ----------      ----------      ----------      ----------       ----------
     Total assets                                   $  1,739.3      $    445.4      $  1,549.0      $ (1,418.5)      $  2,315.2
                                                    ==========      ==========      ==========      ==========       ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                               $     44.2      $     23.8      $    148.8      $       --       $    216.8
     Payables to unconsolidated subsidiaries
       and affiliates                                    180.3           120.1           147.8          (439.4)             8.8
     Accrued expenses                                     93.4            31.0           261.7              --            386.1
     Other current liabilities                             1.3             3.6            30.0              --             34.9
                                                    ----------      ----------      ----------      ----------       ----------
            Total current liabilities                    319.2           178.5           588.3          (439.4)           646.6
Long-term debt                                           551.8            16.1           167.6              --            735.5
Postretirement health care benefits                       24.1             3.6              --              --             27.7
Other noncurrent liabilities                              13.0             4.2            57.0              --             74.2
                                                    ----------      ----------      ----------      ----------       ----------
     Total liabilities                                   908.1           202.4           812.9          (439.4)         1,484.0
     Total stockholders' equity                          831.2           243.0           736.1          (979.1)           831.2
                                                    ----------      ----------      ----------      ----------       ----------
            Total liabilities &                     $  1,739.3      $    445.4      $  1,549.0      $ (1,418.5)      $  2,315.2
              stockholder's equity                  ==========      ==========      ==========      ==========       ==========

                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)

                                                       PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                      COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES        CONSOLIDATED
                                                    ----------     ------------   -------------    -----------      ------------
Net cash provided by (used for) operating
 activities:                                        $    (50.0)     $     23.6      $     75.2      $       --       $     48.8
                                                    ----------      ----------      ----------      ----------       ----------

Cash flows from investing activities:
     Purchase of property, plant & equipment              (0.2)           (5.4)           (6.9)             --            (12.5)
     Purchase of business, net of cash acquired         (147.5)             --              --              --           (147.5)
     Investments in affiliates                            (0.5)             --              --              --             (0.5)
                                                    ----------      ----------      ----------      ----------       ----------
     Net cash used for investing activities             (148.2)           (5.4)           (6.9)             --           (160.5)
                                                    ----------      ----------      ----------      ----------       ----------


Cash flows from financing activities:
     Proceeds (payments) on long-term debt               238.6           (44.0)          (71.6)             --            123.0
     Proceeds (payments) from intercompany loans         (30.1)           28.0             2.1              --               --
     Proceeds from issuance of preferred stock             5.3              --              --              --              5.3
     Payment of debt & common stock issuance costs       (11.3)             --              --              --            (11.3)
     Dividends paid on common stock                       (0.6)             --              --              --             (0.6)
                                                    ----------      ----------      ----------      ----------       ----------
Net cash provided by (used for) financing
 activities:                                             201.9           (16.0)          (69.5)             --            116.4
                                                    ----------      ----------      ----------      ----------       ----------

Effect of exchange rate changes on cash &
cash equivalents                                            --            (0.1)           (0.2)             --             (0.3)

Increase (decrease) in cash & cash equivalents             3.7             2.1            (1.4)             --              4.4

Cash and cash equivalents, beginning of period              --             0.1            13.2              --             13.3
                                                    ----------      ----------      ----------      ----------       ----------
Cash and cash equivalents, end of period            $      3.7      $      2.2      $     11.8      $       --       $     17.7
                                                    ==========      ==========      ==========      ==========       ==========

                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (IN MILLIONS)

                                                       PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                      COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES        CONSOLIDATED
                                                    ----------     ------------   -------------    -----------      ------------
Net cash provided by (used for) operating
   activities:                                      $    129.0      $     (5.9)     $    (16.1)     $       --       $    107.0
                                                    ----------      ----------      ----------      ----------       ----------
Cash flows from investing activities:
     Purchase of property, plant & equipment              (6.2)           (1.7)           (6.2)             --            (14.1)

     Purchase of business, net of cash acquired             --           (10.0)             --              --            (10.0)

     Investments in affiliates                            (2.0)             --            (1.2)            2.0             (1.2)
                                                    ----------      ----------      ----------      ----------       ----------
     Net cash provided by (used for)
       investing activities:                              (8.2)          (11.7)           (7.4)            2.0            (25.3)
                                                    ----------      ----------      ----------      ----------       ----------

Cash flows from financing activities:
     Proceeds (payments) on long-term debt               (89.8)             --             3.6              --            (86.2)
     Proceeds (payments) from intercompany
       loans                                             (26.5)           15.6            10.9              --               --

     Issuance of common stock                               --             2.0              --            (2.0)              --

     Dividends paid on common stock                       (1.2)             --              --              --             (1.2)
                                                    ----------      ----------      ----------      ----------       ----------

Net cash provided by (used for) financing
   activities:                                          (117.5)           17.6            14.5            (2.0)           (87.4)
                                                    ----------      ----------      ----------      ----------       ----------
Effect of exchange rate changes on cash &
   cash equivalents                                         --              --            (0.6)             --             (0.6)

Increase (decrease) in cash & cash
   equivalents                                             3.3              --            (9.6)             --             (6.3)

Cash and cash equivalents, beginning of
   period                                                   --              --            19.6              --             19.6
                                                    ----------      ----------      ----------      ----------       ----------
Cash and cash equivalents, end of period            $      3.3      $       --      $     10.0      $       --       $     13.3
                                                    ==========      ==========      ==========      ==========       ==========


13.      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001 that was in existence at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

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

RESULTS OF OPERATIONS

         The Company recorded income before extraordinary loss for the quarter ended June 30, 2001 of $5.6 million compared to $4.1 million for the same period in 2000. Net income per common share before extraordinary loss on a diluted basis was $0.08 and $0.07 for the second quarters of 2001 and 2000, respectively. Net loss before extraordinary loss for the first six months of 2001 was $0.2 million compared to a loss of $6.6 million for the same period in 2000. The Company recorded a loss before extraordinary loss per common share on a diluted basis of $0.01 for the first six months of 2001 compared to a loss of $0.11 per common share for the same period in 2000. The results for the second quarter and first six months of 2001 included restructuring and other infrequent expenses ("restructuring expenses") of $3.3 million, or $0.03 per share, and $5.6 million, or $0.05 per share, respectively, primarily related to the integration of Ag-Chem Equipment Company, Inc. ("Ag-Chem") acquired in April 2001 and the rationalization of certain manufacturing facilities. In addition, the Company recorded an extraordinary loss, net of taxes, of $0.8 million, or $0.01 per share, for the write-off of unamortized debt costs associated with the Company's revolving credit facility, which was refinanced in April 2001. The results for the second quarter and first six months of 2000 included restructuring expenses of $13.1 million, or $0.13 per share and $15.0 million, or $0.15 per share, respectively, associated with the closure of certain manufacturing facilities announced in 2000 and 1999.

         AGCO's earnings for the second quarter and first half of 2001 were negatively impacted by losses at Ag-Chem for the period since acquisition. The Ag-Chem acquisition was completed after Ag-Chem's seasonally strongest period, typically the first calendar quarter of the year. The impact of the Ag-Chem acquisition, excluding restructuring expenses, was a reduction in net income of approximately $2.0 million, or $0.05 per share for the second quarter and $0.03 per share for the first six months of 2001 including the additional shares issued in the transaction. For the second quarter of 2001, the Company also incurred $3.6 million of one-time losses and transaction costs associated with European and Canadian accounts receivable securitization facilities established in the second quarter. In addition, the Company incurred approximately $2.3 million of production inefficiencies at AGCO's Hesston, Kansas manufacturing facility associated with the initial production of products relocated from closed facilities. For the first six months ended

June 30, 2001, AGCO's earnings were negatively impacted by approximately $4.0 million of costs associated with the initial funding of securitization facilities and approximately $2.6 million of expenses to obtain covenant waivers from note holders of the Company's 8.5% senior subordinated notes regarding the payment of dividends on the Company's common stock. In addition, the Company incurred approximately $6.0 million of production inefficiencies at the Hesston, Kansas manufacturing facility for the first six months. In 2000, the first six months included an $8.0 million, or $0.08 per share, loss associated with the closing of the U.S. accounts receivable securitization facility completed in January 2000.

RETAIL SALES

         In the United States and Canada, industry retail unit sales of tractors and combines for the first six months of 2001 increased approximately 9.0% and 29.0%, respectively, compared to the same period in 2000. Company retail sales of tractors in the United States and Canada increased significantly, and Company unit retail sales of combines declined in the first six months of 2001 compared to the same period in the prior year. The Company's retail sales of combines were lower due to the timing of production and deliveries compared to the prior year period.

         In Western Europe, industry unit retail sales of tractors declined approximately 8.0% for the first six months of 2001 compared to the prior year with the largest declines in Germany, Spain and Italy. Concerns over BSE (mad cow disease) and foot-and-mouth disease appeared to contribute to the decline. Company unit retail sales for the first six months also declined compared to 2000.

         Industry unit retail sales of tractors in South America for the first six months of 2001 increased approximately 19.0% compared to 2000. The major market of Brazil continued its strong growth due to full availability of a supplemental Brazilian government subsidized retail financing program. The growth in the Brazilian market was partially offset by declines in Argentina and the other South American markets. Company unit retail sales also increased significantly during the first half of 2001 compared to the prior year period.

         In most other international markets, Company net sales for the first six months increased over the comparable prior year period, particularly in the Middle Eastern markets.

STATEMENTS OF OPERATIONS


         Net sales for the second quarter of 2001 were $659.3 million compared to $640.8 million for the same period in 2000. Net sales for the first six months of 2001 were $1,191.4 million compared to $1,175.6 million for the prior year. Net sales for the second quarter and first six months of 2001 included approximately $54.0 million generated by Ag-Chem in the period subsequent to acquisition. Net sales for the second quarter and first six months of 2001 were approximately $35 million and $65 million lower than the prior year, respectively, due to the negative impact of foreign currency translation, primarily due to the strength of the U.S. dollar in relation to the Euro, the British pound and the Brazilian Real. Excluding the impact of the Ag-Chem acquisition and foreign currency translation, net sales were level for the second quarter and were 2.3% higher for the first six months when compared to the prior year.

         Regionally, net sales in North America decreased $6.8 million, or 3.8%, for the second quarter of 2001 and increased $0.5 million, or 0.2%, for the first six months of 2001 compared to the same periods in 2000. In the Europe/Africa/Middle East region, net sales for the second quarter of 2001 decreased $24.8 million, or 6.7%, compared to 2000 and decreased $46.4 million, or 6.7%, for the first six months of 2001 compared to 2000, primarily due to the negative impact of foreign currency translation and the result of industry declines in Western Europe. Net sales in South America increased approximately $0.2 million, or 0.4%, for the second quarter of 2001, and $11.8 million, or 11.0%, for the first six months of 2001 compared to 2000 primarily due to the strength of the Brazilian market partially offset by the impact of currency translation. In the Asia/Pacific region, net sales decreased approximately $1.6 million, or 7.3%, for the second quarter of 2001, and $4.2 million, or 8.8%, for the first six months of 2001 compared to 2000 primarily due to the impact of currency translation. In the Sprayer Division, net sales increased $51.5 million and $54.1 million, respectively, for the second quarter and first six months of 2001 compared to the same periods in 2000. The acquisition of Ag-Chem contributed approximately $54.0 million (all in the second quarter) of the increase over the prior year.

         Gross profit was $113.7 million (17.2% of net sales) for the second quarter of 2001 compared to $105.0 million (16.4% of net sales) for the same period in the prior year. Gross profit was $196.2 million (16.5% of net sales) for the first six months of 2001 compared to $182.1 million (15.5% of net sales) for the same period in the prior year. Gross margins improved for the quarter and first six months primarily due to the sale of higher margin Ag-Chem products, cost reduction initiatives and the impact of new higher margin products. This margin improvement was offset, in part, by cost inefficiencies in the Hesston plant aggregating approximately $2.3 million and $6.0 million, respectively, for the second quarter and first six months of 2001. These inefficiencies were primarily due to the initial production run of combines and planters in this facility.

         Selling, general and administrative ("SG&A") expenses for the second quarter of 2001 were $63.2 million (9.6% of net sales) compared to $55.4 million (8.6% of net sales) for the same period in the prior year. For the first six months of 2001, SG&A expenses were $119.9 million (10.1% of net sales) compared to $114.3 million (9.7% of net sales) for the same period in the prior year. The increase as a percentage of sales for both the quarter and first six months was the result of Ag-Chem, which had a higher SG&A expense ratio to net sales than the remainder of the Company. Engineering expenses for the second quarter and first six months of 2001 were $13.0 million (2.0% of net sales) and $24.9 million (2.1% of net sales), respectively, compared to $10.8 million (1.7% of net sales) and $21.3 million (1.8% of net sales), respectively, for the same periods in the prior year. The increase is due to the addition of engineering expenses of Hay & Forage Industries acquired in May 2000 and Ag-Chem subsequent to acquisition.

         The Company recorded restructuring expenses of $3.3 million and $5.6 million for the second quarter and first six months ended June 30, 2001. The restructuring expenses included $2.6 million of costs related to the integration Ag-Chem recorded in the second quarter. The remaining expenses for the second quarter and first six months primarily related to costs associated with certain manufacturing facility rationalization programs. See "Restructuring and

Other Infrequent Expenses" for further discussion. For the second quarter and first six months ended June 30, 2000, the Company recorded $13.1 million and $15.0 million, respectively, for costs associated with manufacturing facility closures.

         Amortization of intangibles for the second quarter and first six months of 2001 increased $1.3 million and $1.4 million, respectively, compared to 2000, primarily due to the amortization of goodwill associated with the Ag-Chem acquisition.

         Income from operations was $29.4 million (4.5% of net sales) and $37.1 million (3.1% of net sales) for the second quarter and first six months of 2001, respectively, compared to $22.2 million (3.5% of net sales) and $24.2 million (2.1% of net sales), respectively, for the same period in the prior year. Excluding restructuring expenses, operating income was $32.7 million (5.0% of net sales) and $42.7 million (3.6% of net sales) for the second quarter and first six months of 2001, respectively, compared to $35.3 million (5.5% of net sales) and $39.2 million (3.3% of net sales) for the comparable periods in 2000, respectively. The improvement for the first six months is due to higher gross margins as discussed previously.

         Interest expense, net was $15.5 million and $29.4 million for the second quarter and first six months of 2001, respectively, compared to $11.9 million and $23.3 million, respectively, for the same period in 2000. The increase in interest expense for the second quarter primarily relates to increased indebtedness related to the Ag-Chem acquisition of approximately $200.0 million, including assumed debt. The increase in interest expense, net for the first six months of 2001 included $2.0 million of the $2.6 million related to the successful waiver solicitation on the Company's 8 1/2% Senior Subordinated Notes.

         Other expense, net was $10.1 million and $17.7 million for the second quarter and first six months of 2001, respectively, compared to $8.8 million and $21.1 million, respectively, for the same periods in 2000. During the second quarter of 2001, losses on sales of receivables primarily under the Company's securitization facilities were $8.6 million compared to $4.8 million for the same period in 2000. During the second quarter of 2001, the Company completed securitization facilities in Europe and Canada totaling $150.0 million. As a result, the second quarter of 2001 includes $3.6 million of up-front losses and transaction costs associated with the initial funding of these facilities. For the first six months of 2001, discounts on sales of receivables were $13.6 million compared to $14.8 million for the same period in 2000. The first six months of 2000 included $7.1 million of up-front losses and transaction costs associated with the initial $200.0 million funding of the U.S. securitization facility.

         The Company recorded an income tax provision of $1.4 million and an income tax benefit of $3.8 million for the second quarter and first six months of 2001, respectively, compared to an income tax provision of $0.6 million and an income tax benefit of $8.1 million for the same periods in 2000. The Company's estimated effective tax rate for the respective periods decreased from 40.0% for the 2000 periods to 38.0% for the 2001 periods due to a change in the income mix by tax jurisdiction and a reduction in tax rates in certain jurisdictions.

         Equity in earnings of affiliates was $3.2 million and $6.0 million for the second quarter and first six months of 2001, respectively, compared to $3.2 million and $5.5 million for the same periods in 2000. The increase in equity in earnings of affiliates was primarily related to certain Ag-Chem joint ventures.

         During the second quarter of 2001, the Company recorded a $0.8 million extraordinary loss, net of taxes, representing the write-off of the unamortized debt issuance costs associated with the Company's revolving credit facility, which was refinanced in April 2001.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the second quarter of 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company plans to consolidate AGCO's Willmar, Minnesota manufacturing facility and Ag-Chem's Benson, Minnesota manufacturing facility into Ag-Chem's Jackson, Minnesota manufacturing plant. In addition, the Company will close Ag-Chem's Minnetonka, Minnesota administrative offices and relocate the majority of these functions to the Jackson facility. Also, the Company will close fifteen Ag-Chem parts and service facilities and integrate parts warehousing and logistics into AGCO's existing North America parts distribution system. These closures are expected to result in the reduction of cost of goods sold and operating expenses for the combined businesses and generate a portion of the targeted $30.0 million in synergies to be achieved in the acquisition.

         In connection with these closures, the Company recorded restructuring and other infrequent expenses of $2.6 million during the second quarter of 2001. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                                                                            Reserve Balance
                                                          2001              Expenses          at June 30,
                                                         Expense            Incurred              2001
                                                      --------------     ---------------    -----------------
Employee severance                                    $        0.6       $        0.1       $        0.5
Employee retention payments                                    0.5                0.1                0.4
Facility closure costs                                         0.6                 --                0.6
Write-down of property, plant and equipment                    0.4                0.4                 --
Facility relocation and transition costs                       0.5                0.5                 --
                                                      ------------       ------------       ------------
                                                      $        2.6       $        1.1       $        1.5
                                                      ============       ============       ============

         The severance relates to the planned termination of approximately 200 AGCO employees of which 5 had been terminated as of June 30, 2001. The employee retention payments relate to incentives to be paid to Ag-Chem and AGCO employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include employee costs and other exit costs to be incurred at Willmar after operations cease. The write-down of property, plant and equipment represents the impairment of machinery and equipment at Willmar from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate employees, inventory and machinery and costs to integrate operations into the retained facilities. The $1.5 million of costs accrued at June 30, 2001 are expected to be incurred in 2001. In addition, the Company expects to incur additional restructuring expenses of approximately $10.0 million to $12.0 million in 2001 related to these closures.

         In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. In connection with these facility closures, the Company recorded additional restructuring and other infrequent expenses of $3.0 million in the first six months of 2001. A summary of the expenses and related reserves associated with these closures is included in the following table (in millions):

                                            Reserve Balance                                          Reserve Balance
                                            at December 31,          2001            Expenses           at June 30,
                                                 2000              Expense           Incurred              2001
                                           ----------------      ------------      --------------    --------------
Employee severance                         $        1.9          $         --       $       1.3       $       0.6
Facility closure costs                              3.9                  (0.7)              1.7               1.5
Write-down of property, plant
   and equipment, net of recoveries                  --                  (0.7)             (0.7)               --
Production transition costs                          --                   4.4               4.4                --
                                           ------------          -------------     ------------      ------------
                                           $        5.8          $        3.0      $        6.7      $        2.1
                                           ============          =============     ============      ============

         The expenses incurred in 2001 primarily relate to production transition costs. In addition, the Company recorded credits totalling $1.4 million relating to recoveries from the sale of property and the reversal of closing costs reserves which will not be incurred.

ACQUISITIONS

         On April 16, 2001, the Company completed the acquisition of Ag-Chem, a manufacturer and distributor of self-propelled sprayers. The Company paid Ag-Chem shareholders approximately $247.2 million consisting of approximately
11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under the Company's revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily the Company's revolving credit facility and accounts receivable securitization facilities.

         During the second quarter of 2001, the Company completed a number of transactions, which modified the Company's capital structure and replaced the Company's existing revolving credit facility, which was scheduled to expire in January 2002.

         The Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of the Company's U.S., Canadian and U.K. based assets and a pledge of the stock of the Company's domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at the Company's option, at either (1) LIBOR plus a margin based on a ratio of the Company's senior debt to EBITDA, as adjusted, or (2) the administrative agent's base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. The proceeds were used to repay borrowings outstanding under the Company's existing revolving credit facility. As of June 30, 2001 the Company had borrowings of $205.7 million and availability to borrow $137.8 million under its revolving credit facility.

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

         Lastly, the Company completed accounts receivable securitization facilities totaling approximately $150.0 million whereby certain European and Canadian wholesale accounts receivable from the Company's operations in Europe and Canada may be sold to a third party on a revolving basis. The Company used the proceeds from these securitization facilities to reduce outstanding borrowings under its new revolving credit facility.

         As a result, the Company's primary financing and funding sources are the $250.0 million 8 1/2% Senior Subordinated Notes due 2006, the Senior Notes, a $350.0 million revolving credit facility and approximately $400.0 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $598.0 million of working capital at June 30, 2001, a decrease of $5.9 million from working capital of $603.9 million at December 31, 2000. The Ag-Chem acquisition contributed approximately $87.0 million of working capital comprised primarily of inventory and accounts receivable. This increase was offset by a decrease in accounts receivable primarily resulting from increased funding of securitization facilities in 2001 totaling approximately $142.0 million.

         Cash flow provided by operating activities was $48.8 million for the six months ended June 30, 2001 compared to $107.0 million provided by operating activities for the same period during 2000. Operating cash flow benefited from an additional $142.0 million in receivables securitization funding in 2001 and $200.0 million in funding in 2000.

         Capital expenditures for the first six months ended June 30, 2001 were $12.5 million compared to $14.1 million for the same period in 2000. The Company anticipates that additional capital expenditures for the remainder of 2001 will range from approximately $45.0 million to $50.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

         The Company's debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 46.9% at June 30, 2001 compared to 41.9% at December 31, 2000. The increase is primarily attributable to higher debt incurred in connection with the Ag-Chem acquisition partially offset by the reduction in debt resulting from increased funding of accounts receivable securitization facilities.

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

OUTLOOK

         The Company continues to expect to improve operating margins in 2001 through cost reductions from manufacturing facility rationalizations, product resourcing, material cost reductions and other initiatives. The Company's earnings for 2001 will be adversely impacted by the incremental debt and common shares issued in connection with the Ag-Chem acquisition. As a result of the mid-April closing date and the timing of identified synergies, AGCO's results for 2001 will not reflect Ag-Chem's seasonally strongest period and AGCO will not generate sufficient operating earnings to cover the acquisition carrying costs. Improved operating income in North and South America are expected to offset weakness in the Western European markets. As a result, the Company anticipates it will increase profitability compared to 2000.

ACCOUNTING CHANGES

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001, that was in existence at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

FORWARD LOOKING STATEMENTS

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under "Outlook", "Results of Operations" and "Liquidity and Capital Resources" headings. Forward looking statements include the Company's expectations with respect to factors that affect net sales, restructuring and infrequent expenses, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, the impact of the SFAS No. 142 requirement that the Company test for impairment of goodwill, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

         The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The majority of the Company's revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia which is primarily denominated in British pounds, Euros or U.S. dollars. The Company's most significant transactional foreign currency exposures are (i) the British pound in relation to the Euro and the U.S. dollar and (ii) the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of Stockholders was held on April 25, 2001. The following matters were voted upon and the results of the voting were as follows:

         (1) To elect four directors to serve as Class III directors until the annual meeting in 2004 or until their successors have been duly elected and qualified. The nominees, Messrs. Booker, Johanneson, Moll and Ratliff, were elected to the Company's board of directors. The results follow:

                          Nominee             Affirmative Votes           Withheld Votes
                  -----------------------------------------------------------------------
                  W. Wayne Booker                    45,121,664                6,241,824
                  Gerald B. Johanneson               45,076,230                6,287,258
                  Curtis E. Moll                     45,131,381                6,232,107
                  Robert J. Ratliff                  45,072,629                6,290,859

         (2)      To approve the 2001 Stock Option Plan

                  There were 37,420,822 votes in favor, 13,795,253 votes opposed and 147,353 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Canadian Receivable Purchase Agreement dated as of June 26, 2001, among the Company, Cooperatieve Centrale
                  Raiffeisen-Boernleenbank B.A. and the parties named therein.

         10.2 European Receivable Purchase Agreements dated as of April 11, 2001, among the Company, Cooperatieve Centrale
                  Raffeisen-Boerenleenbank B.A. and the parties named therein.

         (b)      Reports on Form 8-K

         The Company filed a Form 8-K dated April 2, 2001 to provide unaudited pro forma combined financial information of AGCO Corporation in connection with the Senior Notes offering and management's presentation materials related to the Senior Notes offering.

         The Company filed a Form 8-K dated April 3, 2001 announcing its intention to raise $250 million through an institutional private placement of Senior Notes.

         The Company filed a Form 8-K dated April 11, 2001 containing slides from management's presentation materials related to the Senior Notes offering.

         The Company filed a Form 8-K dated April 16, 2001 setting forth certain unaudited financial information for AGCO Corporation and its subsidiaries.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AGCO CORPORATION
                              Registrant




Date: August 14, 2001         /s/  Donald R. Millard
                              ------------------------------------------------
                                Donald R. Millard
                                Sr. Vice President and Chief Financial Officer
                                    (Principal Financial Officer)