Form 10-Q
period 2001-09-30
AGCO CORP /DE
filed 2001-11-13
CIK 880266

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               --------------  --------------

                         COMMISSION FILE NUMBER 1-12930

                                 --------------

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

                                 --------------

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

         Common stock par value $.01 per share: 71,995,847 shares outstanding as of October 31, 2001.

                        AGCO CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Numbers
                                                                          -------
PART I.  FINANCIAL INFORMATION:

          Item 1.          Financial Statements

                           Condensed Consolidated Balance
                           Sheets - September 30, 2001 and
                           December 31, 2000                                  3

                           Condensed Consolidated Statements
                           of Operations for the Three Months
                           Ended September 30, 2001 and 2000                  4

                           Condensed Consolidated Statements
                           of Operations for the Nine Months
                           Ended September 30, 2001 and 2000                  5

                           Condensed Consolidated Statements
                           of Cash Flows for the Nine Months
                           Ended September 30, 2001 and 2000                  6

                           Notes to Condensed Consolidated
                           Financial Statements                               7

          Item 2.          Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                     24

          Item 3.          Quantitative and Qualitative Disclosures
                           about Market Risk                                 34

PART II.  OTHER INFORMATION:

          Item 6.          Exhibits and Reports on Form 8-K                  35


SIGNATURES                                                                   36

Part I. Financial Information
Item I. Financial Statements



                        AGCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  2001                 2000
                                                                              -------------         ------------
                                                                               (UNAUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents                                                 $     13.9           $     13.3
      Accounts and notes receivable, net                                             417.2                602.9
      Inventories, net                                                               656.0                531.1
      Other current assets                                                            90.8                 93.0
                                                                                ----------           ----------
         Total current assets                                                      1,177.9              1,240.3
Property, plant and equipment, net                                                   305.6                316.2
Investments in affiliates                                                             86.5                 85.3
Other assets                                                                         247.8                176.0
Intangible assets, net                                                               426.8                286.4
                                                                                ----------           ----------
         Total assets                                                           $  2,244.6           $  2,104.2
                                                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                          $    220.8           $    244.4
      Accrued expenses                                                               354.6                357.6
      Other current liabilities                                                       18.4                 34.4
                                                                                ----------           ----------
         Total current liabilities                                                   593.8                636.4
Long-term debt                                                                       719.7                570.2
Postretirement health care benefits                                                   25.7                 27.5
Other noncurrent liabilities                                                          69.3                 80.2
                                                                                ----------           ----------
         Total liabilities                                                         1,408.5              1,314.3
                                                                                ----------           ----------

Stockholders' Equity:
      Common stock: $0.01 par value, 150,000,000 shares authorized,
           71,989,047 and 59,589,428 shares issued and outstanding
           at September 30, 2001 and December 31, 2000, respectively                   0.7                  0.6
      Additional paid-in capital                                                     531.7                427.1
      Retained earnings                                                              621.8                622.9
      Unearned compensation                                                           (0.3)                (1.4)
      Accumulated other comprehensive loss                                          (317.8)              (259.3)
                                                                                ----------           ----------
         Total stockholders' equity                                                  836.1                789.9
                                                                                ----------           ----------
         Total liabilities and stockholders' equity                             $  2,244.6           $  2,104.2
                                                                                ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                            2001             2000
                                                                       ------------     ---------------

Net sales                                                                $    577.2       $    521.1
Cost of goods sold                                                            474.6            430.8
                                                                         ----------       ----------
  Gross profit                                                                102.6             90.3

Selling, general and administrative expenses                                   63.8             56.4
Engineering expenses                                                           12.3             12.4
Restructuring and other infrequent expenses                                     4.9              4.5
Amortization of intangibles                                                     4.9              3.9
                                                                         ----------       ----------

  Income from operations                                                       16.7             13.1

Interest expense, net                                                          15.6             11.0
Other expense, net                                                              4.8              5.7
                                                                         ----------       ----------

Loss before income taxes and equity in net earnings of affiliates              (3.7)            (3.6)

Income tax benefit                                                             (1.8)            (3.4)
                                                                         ----------       ----------

Loss before equity in net earnings of affiliates                               (1.9)            (0.2)

Equity in net earnings of affiliates                                            2.3              2.6
                                                                         ----------       ----------

Net income                                                               $      0.4       $      2.4
                                                                         ==========      ===========

Net income per common share:
  Basic                                                                  $     0.01      $      0.04
                                                                         ==========      ===========
  Diluted                                                                $     0.01      $      0.04
                                                                         ==========      ===========

Weighted average number of common and common
    equivalent shares outstanding:
  Basic                                                                        71.7             59.3
                                                                         ==========      ===========
  Diluted                                                                      72.0             59.7
                                                                         ==========      ===========

Dividends declared per common share                                      $       --       $     0.01
                                                                         ==========      ===========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -----------------------------------
                                                                                         2001                   2000
                                                                                    ------------             ----------
Net sales                                                                             $  1,768.6             $  1,696.7
Cost of goods sold                                                                       1,469.8                1,424.3
                                                                                    ------------             ----------
     Gross profit                                                                          298.8                  272.4

Selling, general and administrative expenses                                               183.7                  170.7
Engineering expenses                                                                        37.2                   33.7
Restructuring and other infrequent expenses                                                 10.5                   19.5
Amortization of intangibles                                                                 13.6                   11.2
                                                                                    ------------             ----------
                                                                                            53.8                   37.3
     Income from operations

Interest expense, net                                                                       45.0                   34.3
Other expense, net                                                                          22.5                   26.8
                                                                                    ------------             ----------

Loss before income taxes, equity in net earnings
    of affiliates and extraordinary loss                                                   (13.7)                 (23.8)

Income tax benefit                                                                          (5.6)                 (11.5)
                                                                                    ------------             ----------

Loss before equity in net earnings of affiliates and extraordinary loss                     (8.1)                 (12.3)

Equity in net earnings of affiliates                                                         8.3                    8.1
                                                                                    ------------             ----------

Income (loss) before extraordinary loss                                                      0.2                   (4.2)

Extraordinary loss, net of taxes                                                            (0.8)                    --
                                                                                      ----------             ----------

Net loss                                                                              $     (0.6)            $     (4.2)
                                                                                      ==========             ==========

Net loss per common share:
     Basic:
         Loss before extraordinary loss                                               $       --             $    (0.07)
         Extraordinary loss                                                                (0.01)                    --
                                                                                    ------------             ----------
         Net loss                                                                     $    (0.01)            $    (0.07)
                                                                                      ==========             ==========
     Diluted:
         Loss before extraordinary loss                                               $       --             $    (0.07)
         Extraordinary loss                                                                (0.01)                    --
                                                                                    ------------             ----------
         Net loss                                                                     $    (0.01)            $    (0.07)
                                                                                      ==========             ==========

Weighted average number of common and common equivalent shares outstanding:
     Basic                                                                                  66.9                   59.1
                                                                                      ==========             ==========
     Diluted                                                                                66.9                   59.1
                                                                                      ==========             ==========

Dividends declared per common share                                                   $     0.01             $     0.03
                                                                                      ==========             ==========


     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED AND IN MILLIONS)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                          2001                  2000
                                                                                       ----------            ----------
  Cash flows from operating activities:
      Net loss                                                                         $     (0.6)           $     (4.2)
      Adjustments to reconcile net loss to net cash provided by
      operating activities:
          Extraordinary loss, net of taxes                                                    0.8                    --
          Depreciation and amortization                                                      39.0                  41.4
          Amortization of intangibles                                                        13.6                  11.2
          Amortization of unearned compensation                                               1.2                   2.6
          Equity in net earnings of affiliates, net of cash received                          2.5                  (7.8)
          Deferred income tax benefit                                                       (32.9)                (33.4)
          Loss on write-down of property, plant and equipment                                  --                   3.1
          Changes in operating assets and liabilities, net of effects from purchase of businesses:
             Accounts and notes receivable, net                                             175.4                 193.0
             Inventories, net                                                               (41.5)                (60.0)
             Other current and noncurrent assets                                             (0.3)                (15.0)
             Accounts payable                                                               (34.5)                (11.0)
             Accrued expenses                                                               (20.6)                 10.0
             Other current and noncurrent liabilities                                        (6.7)                (13.5)
                                                                                       ----------            ----------
               Total adjustments                                                             96.0                 120.6
                                                                                       ----------            ----------
               Net cash provided by operating activities                                     95.4                 116.4
                                                                                       ----------            ----------
  Cash flows from investing activities:
          Purchase of property, plant and equipment                                         (23.5)                (33.4)
          Proceeds from sale of property, plant and equipment                                 2.5                   --
          Purchase of businesses, net of cash acquired                                     (147.5)                (10.0)
          Investments in affiliates                                                          (0.5)                 (1.5)
                                                                                       ----------            ----------
               Net cash used for investing activities                                      (169.0)                (44.9)
                                                                                       ----------            ----------
  Cash flows from financing activities:
          Proceeds from (repayments of) debt, net                                            83.7                 (84.4)
          Proceeds from issuance of preferred stock                                           5.3                    --
          Payment of debt and common stock issuance costs                                   (12.8)                   --
          Dividends paid on common stock                                                     (0.6)                 (1.8)
                                                                                       ----------            ----------
               Net cash provided by (used in) financing activities                           75.6                 (86.2)
                                                                                       ----------            ----------
          Effect of exchange rate changes on cash and cash equivalents                       (1.4)                 (0.9)
                                                                                       ----------            ----------
          Increase (decrease) in cash and cash equivalents                                    0.6                 (15.6)
          Cash and cash equivalents, beginning of period                                     13.3                  19.6
                                                                                       ----------            ----------
          Cash and cash equivalents, end of period                                     $     13.9            $      4.0
                                                                                       ==========            ==========

     See accompanying notes to condensed consolidated financial statements.

                        AGCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the "Company" or "AGCO") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results of operations are not necessarily indicative of results to be expected for the fiscal year. Certain reclassifications of previously reported financial information were made to conform to the current presentation. These reclassifications include the reclassification of shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs".

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

                                                                       Reserve
                                   Liabilities      Expenses         Balance at
                                   Established      Incurred     September 30, 2001
                                   -----------     -----------   ------------------
Employee severance                 $       2.5     $       2.1       $       0.4
Employee relocation expense                0.3             0.1               0.2
Facility closure costs                     0.2              --               0.2
                                   -----------     -----------       -----------
                                   $       3.0     $       2.2       $       0.8
                                   ===========     ===========       ===========

         The severance relates to the planned termination of approximately 350 Ag-Chem employees, of which approximately 275 had been terminated as of September 30, 2001.

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



3.       RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the second quarter of 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company has commenced the consolidation of AGCO's Willmar, Minnesota manufacturing facility and Ag-Chem's Benson, Minnesota manufacturing facility into Ag-Chem's Jackson, Minnesota manufacturing plant. In addition, the Company is in the process of closing Ag-Chem's Minnetonka, Minnesota administrative offices and relocating all functions to the Jackson facility. Lastly, the Company is in the process of closing fifteen Ag-Chem parts and service facilities and integrating parts warehousing and logistics into AGCO's existing North America parts distribution system.

         In connection with these closures, the Company recorded restructuring and other infrequent expenses of $6.7 million during the second and third quarters of 2001. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                                                                             Reserve Balance
                                                            2001             Expenses       at September 30,
                                                           Expense           Incurred             2001
                                                          --------           --------       -----------------
Employee severance                                        $    0.6           $    0.4           $   0.2
Employee retention payments                                    1.4                0.7               0.7
Facility closure costs                                         0.6                0.5               0.1
Write-down of property, plant and equipment                    0.4                0.4                --
Facility relocation and transition costs                       3.7                3.7                --
                                                          --------           --------           -------
                                                          $    6.7           $    5.7           $   1.0
                                                          ========           ========           =======

         The severance relates to the planned termination of approximately 200 AGCO employees of which approximately 170 were terminated as of September 30, 2001. The employee retention payments relate to incentives to be paid to Ag-Chem and AGCO employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include employee costs and other exit costs to be incurred at Willmar after operations cease. The write-down of property, plant and equipment represents the impairment of machinery and equipment at Willmar from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate employees, inventory and machinery and costs to integrate operations into the retained facilities. The $1.0 million of costs accrued at September 30, 2001 are expected to be incurred in 2001.

         In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. In connection with these facility closures, the Company recorded restructuring and other infrequent expenses of $3.8 million in the first nine months of 2001. A summary of the expenses and related reserves associated with these closures is included in the following table (in millions):

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



                                           Reserve Balance                                              Reserve Balance
                                           at December 31,         2001                Expenses         at September 30,
                                                2000             Expense               Incurred               2001
                                           ---------------       -------               --------         ----------------
Employee severance                             $  1.9             $   --                $  1.4              $  0.5
Facility closure costs                            3.9               (0.7)                  2.7                 0.5
Write-down of property, plant
   and equipment, net of recoveries                --               (0.7)                 (0.7)                 --
Production transition costs                        --                5.2                   5.2                  --
                                               ------             ------                ------              ------
                                               $  5.8             $  3.8                $  8.6              $  1.0
                                               ======             ======                ======              ======

         The expenses incurred in 2001 primarily relate to production transition costs. In addition, the Company recorded credits totaling $1.4 million relating to recoveries from the sale of property and the reversal of closing cost reserves which will not be incurred.


4.       LONG-TERM DEBT

         Long-term debt consisted of the following at September 30, 2001 and December 31, 2000 (in millions):

                                                              September 30,         December 31,
                                                                   2001                 2000
                                                              -------------         ------------

Revolving credit facility                                      $     191.1          $     314.2
9 1/2% Senior notes due 2008                                         250.0                   --
8 1/2% Senior subordinated notes due 2006                            248.8                248.6
Other long-term debt                                                  29.8                  7.4
                                                               -----------          -----------

                                                               $     719.7          $     570.2
                                                               ===========          ===========

         On April 17, 2001 the Company issued $250.0 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2007. The indenture governing the Senior Notes requires the Company to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture also contains certain covenants that, among other things, limit the Company's ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets. The proceeds were used to repay borrowings outstanding under the Company's existing revolving credit facility and support the financing of the Ag-Chem acquisition.

         On April 17, 2001 the Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of the Company's U.S., Canadian and U.K. based assets and a pledge of the stock of the Company's domestic and material foreign subsidiaries. Interest will accrue on borrowings

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



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

         Inventory balances at September 30, 2001 and December 31, 2000 were as follows (in millions):

                                                                      September 30,         December 31,
                                                                          2001                  2000
                                                                      -------------         ------------

         Finished goods                                                 $   290.3             $   233.0
         Repair and replacement parts                                       243.8                 222.2
         Work in process, production parts and raw materials                191.7                 143.6
                                                                        ---------             ---------
                Gross inventories                                           725.8                 598.8
         Allowance for surplus and obsolete inventories                     (69.8)                (67.7)
                                                                        ---------             ---------
                Inventories, net                                        $   656.0             $   531.1
                                                                        =========             =========


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

         A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income
(loss) per common share for the three and nine months ended September 30, 2001 and 2000 is as follows (in millions, except per share data):

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                 September 30,
                                                                    -----------------------      -------------------------
                                                                       2001          2000          2001             2000
                                                                    ---------      --------      --------         --------

BASIC EARNINGS PER SHARE
Weighted average number of common shares outstanding                     71.7          59.3          66.9             59.1
                                                                    =========     =========     =========         ========
Net income (loss) before extraordinary loss                         $     0.4     $     2.4     $     0.2         $   (4.2)
Extraordinary loss, net of taxes                                    $      --     $      --     $    (0.8)              --
                                                                    ---------     ---------     ---------         --------
Net income (loss)                                                   $     0.4     $     2.4     $    (0.6)        $   (4.2)
                                                                    =========     =========     =========         ========
Net income (loss) per common share:
     Income (loss) before extraordinary loss                         $   0.01     $    0.04     $      --         $  (0.07)
     Extraordinary loss                                              $     --     $      --     $   (0.01)        $     --
                                                                    ---------     ---------     ---------         --------
     Net income (loss)                                               $   0.01     $    0.04     $   (0.01)        $  (0.07)
                                                                    =========     =========     =========         ========

DILUTED EARNINGS PER SHARE
Weighted average number of common shares outstanding                     71.7          59.3          66.9             59.1
Assumed vesting of restricted stock                                       0.2           0.3            --               --
Assumed exercise of outstanding stock options                             0.1           0.1            --               --
                                                                    ---------     ---------     ---------         --------
Weighted average number of common and common equivalent
    shares outstanding                                                   72.0          59.7          66.9             59.1
                                                                    =========     =========     =========         ========
Net income (loss) before extraordinary loss                         $     0.4     $     2.4     $     0.2         $   (4.2)
Extraordinary loss, net of taxes                                    $      --     $      --     $    (0.8)              --
                                                                    ---------     ---------     ---------         --------
Net income (loss)                                                   $     0.4     $     2.4     $    (0.6)        $   (4.2)
                                                                    =========     =========     =========         ========
Net income (loss) per common share:
     Income (loss) before extraordinary loss                        $    0.01     $    0.04     $      --         $  (0.07)
     Extraordinary loss                                             $      --     $      --     $   (0.01)        $     --
                                                                    ---------     ---------     ---------         --------
     Net income (loss)                                              $    0.01     $    0.04     $   (0.01)        $  (0.07)
                                                                    =========     =========     =========         ========


7.       COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 were as follows (in millions):

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                                -----------------------       ----------------------
                                                                  2001           2000           2001           2000
                                                                -------        --------       --------       -------

Net income (loss)                                               $   0.4        $    2.4       $  (0.6)       $  (4.2)

Other comprehensive income (loss)

     Foreign currency translation adjustments                       3.1           (30.6)        (58.4)         (50.8)

     Unrealized gain (loss) on derivatives                          1.1              --          (0.1)            --
                                                                -------        --------       --------       -------

Total comprehensive income (loss)                               $   4.6        $  (28.2)      $  (59.1)      $ (55.0)
                                                                =======        ========       ========       =======

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



8.       ACCOUNTS RECEIVABLE SECURITIZATION

         In the second quarter, the Company entered into account receivable securitization facilities in Europe and Canada, whereby wholesale accounts receivable are sold on a revolving basis. The facilities allow for funding up to approximately $150 million. In connection with the closing of these facilities, the Company incurred transaction costs and an initial loss of sales of receivables of $3.6 million. At September 30, 2001, the Company had funded approximately $372.5 million under the Company's securitization facilities in the United States, Canada and Europe.

9.       PREFERRED STOCK

         On March 23, 2001, the Company sold non-voting preferred shares, which were convertible into shares of the Company's common stock, in a private placement with net proceeds of approximately $5.3 million. On June 1, 2001, these preferred shares were converted into 555,000 shares of the Company's common stock.

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

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



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

         The Company uses foreign currency forward contracts to hedge receivables and payables on the Company's balance sheet that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the nine months ended September 30, 2001, the Company recorded losses of approximately $6.4 million included in current earnings under the caption of other expense, net. These losses were substantially offset by gains on the remeasurement of the underlying asset or liability being hedged.

         The Company uses foreign currency forward contracts to hedge forecasted foreign currency inflows and outflows resulting from purchases and sales. The Company currently has hedged anticipated foreign currency cash flows up to twelve months in the future. As of September 30, 2001, the Company had deferred losses, net of taxes, of approximately $0.1 million included in stockholders' equity as a component of accumulated other comprehensive loss. The deferred loss is expected to be reclassified to earnings during the next twelve months. The Company recorded no gain or loss resulting from a forward contract's ineffectiveness or discontinuance as a cash flow hedge.

         Interest Rate Risk

         The Company uses interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has an interest rate swap which matures in December 2001 that has the effect of converting a portion of the Company's floating rate debt to a fixed rate. The Company has designated this swap agreement as a cash flow hedge. As of September 30, 2001, the Company had a deferred loss, net of tax, of less than $0.1 million included in stockholders' equity as a component of accumulated other comprehensive loss. This deferred loss is expected to be reclassified to current earnings on or before the maturity date of the swap. The Company had no material gain or loss resulting from the interest rate swap agreement's ineffectiveness as a cash flow hedge. In addition, no portion of the swap agreement was discontinued as a cash flow hedge.

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



         The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the period from January 1, 2001 through September 30, 2001 (in millions):

                                                                       Before-Tax       Income          After-Tax
                                                                         Amount           Tax            Amount
                                                                      -----------      ---------        ---------
Cumulative effect of adopting SFAS No. 133, net                       $     0.8        $    (0.3)       $     0.5
                                                                      ---------        ---------        ---------
Net changes in fair value of derivatives                                   (2.8)             1.1             (1.7)
Net gains reclassified from accumulated other
     comprehensive loss into earnings                                       1.9             (0.8)             1.1
                                                                      ---------        ---------        ---------
Accumulated derivative net losses as of September 30, 2001            $    (0.1)       $      --        $    (0.1)
                                                                      =========        =========        =========


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


11.      SEGMENT REPORTING

         The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. As a result of the Ag-Chem acquisition, the Company created a new segment, the Sprayer Division, which includes Ag-Chem and the Company's existing sprayer operations. Prior period segment results have been restated to conform with the new segments. Segment results for the three and nine months ended September 30, 2001 and 2000 are as follows (in millions):


      Three months ended             North         South      Europe/Africa                   Sprayer
        September 30,               America       America      /Middle East   Asia/Pacific    Division     Consolidated
-----------------------------       -------       -------     -------------   ------------    --------     ------------

2001
Net sales                          $   175.7     $    65.5      $   270.5       $    26.7     $    38.8     $   577.2
Income (loss) from operations            4.8           7.4           17.0             4.2          (6.5)         26.9

2000
Net sales                          $   148.1     $    68.1      $   271.6       $    29.1     $     4.2     $   521.1
Income (loss) from operations           (4.8)          3.5           19.7             4.7          (1.4)         21.7

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)




      Nine months ended              North         South      Europe/Africa                   Sprayer
        September 30,               America       America      /Middle East   Asia/Pacific    Division     Consolidated
-----------------------------       -------       -------     -------------   ------------    --------     ------------
2001
Net sales                          $   481.6     $   184.2      $   914.6       $    70.1     $   118.1     $ 1,768.6
Income (loss) from operations           (9.7)         15.3           67.3            10.9          (4.2)         79.6

2000
Net sales                          $   453.5     $   175.0      $   962.1       $    76.7     $    29.4     $ 1,696.7
Income (loss) from operations          (16.4)          2.4           73.5            11.4           0.3          71.2


         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below (in millions):

                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                           --------------------------         ------------------------
                                                             2001              2000             2001            2000
                                                           --------          --------         --------        --------
      Segment income from operations                       $   26.9          $   21.7         $   79.6        $   71.2
      Restricted stock compensation expense                    (0.4)             (0.2)            (1.7)           (3.2)
      Restructuring and other infrequent expenses              (4.9)             (4.5)           (10.5)          (19.5)
      Amortization of intangibles                              (4.9)             (3.9)           (13.6)          (11.2)
                                                           --------          --------         --------        --------
      Consolidated income from operations                  $   16.7          $   13.1         $   53.8        $   37.3
                                                           ========          ========         ========        ========

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

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (IN MILLIONS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                       -------      ------------   -------------    -----------    ------------
Net sales                                              $ 177.5         $  89.2         $ 441.4        $(130.9)        $ 577.2
Cost of good sold                                        152.4            88.4           364.7         (130.9)          474.6
                                                       -------         -------         -------        -------         -------
   Gross profit                                           25.1             0.8            76.7             --           102.6

Selling, general and administrative expenses              22.4             9.4            32.0             --            63.8
Engineering expenses                                       0.6             3.9             7.8             --            12.3
Restructuring and other infrequent expenses                0.7             4.0             0.2             --             4.9
Amortization of intangibles                                1.6             1.1             2.2             --             4.9
                                                       -------         -------         -------        -------         -------

   Income (loss) from operations                          (0.2)          (17.6)           34.5             --            16.7

Interest expense, net                                     12.7             0.2             2.7             --            15.6
Other (income) expense, net                                2.0            (0.4)            3.2             --             4.8
                                                       -------         -------         -------        -------         -------
Income (loss) before income taxes and equity in
   net earnings of unconsolidated
   subsidiaries and affiliates                           (14.9)          (17.4)           28.6             --            (3.7)

Income tax provision (benefit)                            (1.6)           (7.0)            6.8             --            (1.8)
                                                       -------         -------         -------        -------         -------
Income (loss) before equity in net earnings
   of unconsolidated subsidiaries and                    (13.3)          (10.4)           21.8             --            (1.9)
   affiliates

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                            13.7            (0.2)            1.3          (12.5)            2.3
                                                       -------         -------         -------        -------         -------

Net income (loss)                                      $   0.4         $ (10.6)        $  23.1        $ (12.5)        $   0.4
                                                       =======         =======         =======        =======         =======

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (IN MILLIONS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                       -------      ------------   -------------    -----------    ------------
Net sales                                              $ 141.2         $  32.0         $ 432.3        $ (84.4)        $ 521.1
Cost of goods sold                                       125.6            31.0           358.6          (84.4)          430.8
                                                       -------         -------         -------        -------         -------
   Gross profit                                           15.6             1.0            73.7             --            90.3

Selling, general and administrative expenses              18.9             3.2            34.3             --            56.4
Engineering expenses                                       2.2             1.9             8.3             --            12.4
Restructuring and other infrequent expenses                4.0              --             0.5             --             4.5
Amortization of intangibles                                1.7              --             2.2             --             3.9
                                                       -------         -------         -------        -------         -------

   Income (loss) from operations                         (11.2)           (4.1)           28.4             --            13.1

Interest expense, net                                      7.1              --             3.9             --            11.0
Other (income) expense, net                                3.6            (0.1)            2.2             --             5.7
                                                       -------         -------         -------        -------         -------

Income (loss) before income taxes and equity in
   net earnings of unconsolidated
   subsidiaries and affiliates                           (21.9)           (4.0)           22.3             --            (3.6)

Income tax provision (benefit)                           (10.3)           (1.6)            8.5             --            (3.4)
                                                       -------         -------         -------        -------         -------

Income (loss) before equity in net earnings of
   unconsolidated subsidiaries and                       (11.6)           (2.4)           13.8             --            (0.2)
   affiliates

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                            14.0              --             1.2          (12.6)            2.6
                                                       -------         -------         -------        -------         -------
Net income (loss)                                      $   2.4         $  (2.4)        $  15.0        $ (12.6)        $   2.4
                                                       =======         =======         =======        =======         =======

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (IN MILLIONS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                       -------      ------------   -------------    -----------    ------------
Net sales                                              $ 489.2         $ 232.3         $1,395.1        $(348.0)      $1,768.6
Cost of goods sold                                       428.8           226.5          1,162.5         (348.0)       1,469.8
                                                       -------         -------         --------        -------       --------
   Gross profit                                           60.4             5.8            232.6             --          298.8

Selling, general and administrative expenses              67.3            20.6             95.8             --          183.7
Engineering expenses                                       2.4            10.6             24.2             --           37.2
Restructuring and other infrequent expenses                 --             8.9              1.6             --           10.5
Amortization of intangibles                                5.1             2.1              6.4             --           13.6
                                                       -------         -------         --------        -------       --------

   Income (loss) from operations                         (14.4)          (36.4)           104.6             --           53.8

Interest expense, net                                     35.6             0.4              9.0             --           45.0
Other (income) expense, net                               10.9            (0.9)            12.5             --           22.5
                                                       -------         -------         --------        -------       --------
Income (loss) before income taxes, equity in
   net earnings of unconsolidated
   subsidiaries and affiliates and                       (60.9)          (35.9)            83.1             --          (13.7)
   extraordinary loss

Income tax provision (benefit)                           (15.5)          (14.8)            24.7             --           (5.6)
                                                       -------         -------         --------        -------       --------
Income (loss) before equity in net earnings
   of unconsolidated subsidiaries and affiliates         (45.4)          (21.1)            58.4             --           (8.1)

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                            45.6             0.3              4.3          (41.9)           8.3
                                                       -------         -------         --------        -------       --------

Income (loss) before extraordinary loss                    0.2           (20.8)            62.7          (41.9)           0.2

Extraordinary loss, net of taxes                          (0.8)             --               --             --           (0.8)
                                                       -------         -------         --------        -------       --------

Net income (loss)                                      $  (0.6)        $ (20.8)        $   62.7        $ (41.9)      $   (0.6)
                                                       =======         =======         ========        =======       ========

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (IN MILLIONS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                       -------      ------------   -------------    -----------    ------------
Net sales                                              $ 462.8         $  45.0         $1,390.0        $(201.1)        $1,696.7
Cost of goods sold                                       413.6            43.0          1,168.8         (201.1)         1,424.3
                                                       -------         -------         --------        -------         --------
   Gross profit                                           49.2             2.0            221.2             --            272.4

Selling, general and administrative expenses              66.9             3.9             99.9             --            170.7
Engineering expenses                                       7.0             2.4             24.3             --             33.7
Restructuring and other infrequent expenses               18.9              --              0.6             --             19.5
Amortization of intangibles                                4.4              --              6.8             --             11.2
                                                       -------         -------         --------        -------         --------

   Income (loss) from operations                         (48.0)           (4.3)            89.6             --             37.3

Interest expense, net                                     21.6              --             12.7             --             34.3
Other (income) expense, net                               17.1            (0.1)             9.8             --             26.8
                                                       -------         -------         --------        -------         --------
Income (loss) before income taxes and equity
  in net earnings of unconsolidated
   subsidiaries and affiliates                           (86.7)           (4.2)            67.1             --            (23.8)

Income tax provision (benefit)                           (37.0)           (1.7)            27.2             --            (11.5)
                                                       -------         -------         --------        -------         --------
Income (loss) before equity in net earnings
   of unconsolidated subsidiaries and affiliates         (49.7)           (2.5)            39.9             --            (12.3)

Equity in net earnings of unconsolidated
   subsidiaries and affiliates                            45.5              --              4.1          (41.5)             8.1
                                                       -------         -------         --------        -------         --------

Net income (loss)                                      $  (4.2)        $  (2.5)        $   44.0        $ (41.5)        $   (4.2)
                                                       =======         =======         ========        =======         ========

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


                                AGCO CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                  (IN MILLIONS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                       -------      ------------   -------------    -----------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                            $   (2.2)      $    2.6        $   13.5       $      --         $   13.9
  Accounts and notes receivables, net                      86.4           17.2           300.5              --            404.1
  Receivables from unconsolidated subsidiaries            236.0             --           213.1          (436.0)            13.1
   and affiliates
  Inventories, net                                        199.3          138.3           331.0           (12.6)           656.0
  Other current assets                                     41.9            3.0            45.9              --             90.8
                                                       --------       --------        --------       ---------         --------
      Total current assets                                561.4          161.1           904.0          (448.6)         1,177.9
Property, plant and equipment, net                         11.4           73.4           220.8              --            305.6
Investments in unconsolidated subsidiaries
  and affiliates                                          984.4            1.9            84.1          (983.9)            86.5

Other assets                                              141.2           33.2            73.3             0.1            247.8
Intangible assets, net                                     33.6          170.4           222.8              --            426.8
                                                       --------       --------        --------        --------         --------
  Total assets                                         $1,732.0       $  440.0        $1,505.0       $(1,432.4)        $2,244.6
                                                       ========       ========        ========       =========         ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $   41.0       $   26.5        $  147.2       $      --         $  214.7
  Payables to unconsolidated subsidiaries
        and affiliates                                    177.3          132.5           132.3          (436.0)             6.1
  Accrued expenses                                         96.1           20.5           238.0              --            354.6
  Other current liabilities                                 1.1            5.4            11.9              --             18.4
                                                       --------       --------        --------        --------         --------
      Total current liabilities                           315.5          184.9           529.4          (436.0)           593.8
Long-term debt                                            547.6           15.8           156.3              --            719.7
Postretirement health care benefits                        22.2            3.5              --              --             25.7
Other noncurrent liabilities                               10.6            2.8            55.9              --             69.3
                                                       --------       --------        --------        --------         --------
  Total liabilities                                       895.9          207.0           741.6          (436.0)         1,408.5
  Total stockholders' equity                              836.1          233.0           763.4          (996.4)           836.1
                                                       --------       --------        --------        --------         --------
      Total liabilities & stockholder's equity         $1,732.0       $  440.0        $1,505.0       $(1,432.4)        $2,244.6
                                                       ========       ========        ========       =========         ========

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (IN MILLIONS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                       -------      ------------   -------------    -----------    ------------
Net cash provided by (used for) operating
 activities:                                           $  16.0         $ (31.6)        $ 111.0         $    --        $  95.4
                                                       -------         -------         -------         -------        -------
Cash flows from investing activities:
 Purchase of property, plant & equipment                  (2.7)           (9.7)          (11.1)             --          (23.5)
 Proceeds on sale of property, plant
  & equipment                                              2.5                              --              --            2.5
 Purchase of business, net of cash acquired             (147.5)             --              --              --         (147.5)
 Investments in affiliates                                (0.5)             --              --              --           (0.5)
                                                       -------         -------         -------         -------        -------
 Net cash used for investing activities                 (148.2)           (9.7)          (11.1)             --         (169.0)
                                                       -------         -------         -------         -------        -------
Cash flows from financing activities:
 Proceeds (payments) on long-term debt                   234.3           (44.1)         (106.5)             --           83.7
 Proceeds (payments) from intercompany loans             (96.2)           87.9             8.3              --             --
 Proceeds from issuance of preferred stock                 5.3              --              --              --            5.3
 Payment of debt & common stock issuance costs           (12.8)             --              --              --          (12.8)
 Dividends paid on common stock                           (0.6)             --              --              --           (0.6)
                                                       -------         -------         -------         -------        -------
Net cash provided by (used for) financing
 activities:                                             130.0            43.8           (98.2)             --           75.6
                                                       -------         -------         -------         -------        -------

Effect of exchange rate changes on cash &
 cash equivalents                                           --              --            (1.4)             --           (1.4)

Increase (decrease) in cash & cash equivalents            (2.2)            2.5             0.3              --            0.6

Cash and cash equivalents, beginning of period              --             0.1            13.2              --           13.3
                                                       -------         -------         -------         -------        -------
Cash and cash equivalents, end of period               $  (2.2)        $   2.6         $  13.5         $    --        $  13.9
                                                       =======         =======         =======         =======        =======

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

                                AGCO CORPORATION
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (IN MILLIONS)

                                                        PARENT       GUARANTOR     NON-GUARANTOR    ELIMINATING
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES      ENTRIES      CONSOLIDATED
                                                       -------      ------------   -------------    -----------    ------------
Net cash provided by (used for) operating
 activities:                                           $ 122.5         $  (6.8)        $   0.7         $    --        $ 116.4
                                                       -------         -------         -------         -------        -------
Cash flows from investing activities:
 Purchase of property, plant & equipment                 (11.1)           (9.0)          (13.3)             --          (33.4)
 Purchase of business, net of cash acquired                 --           (10.0)             --              --          (10.0)
 Investments in affiliates                                (2.0)             --            (1.5)            2.0           (1.5)
                                                       -------         -------         -------         -------        -------
 Net cash used for investing activities                  (13.1)          (19.0)          (14.8)            2.0          (44.9)
                                                       -------         -------         -------         -------        -------
Cash flows from financing activities:
 Payments on long-term debt                              (56.7)           (0.2)          (27.5)             --          (84.4)
 Proceeds (payments) from intercompany loans             (50.9)           24.0            26.9              --             --
 Issuance of common stock                                   --             2.0              --            (2.0)            --
 Dividends paid on common stock                           (1.8)             --              --              --           (1.8)
                                                       -------         -------         -------         -------        -------
Net cash provided by (used for) financing
 activities:                                            (109.4)           25.8            (0.6)           (2.0)         (86.2)
                                                       -------         -------         -------         -------        -------
Effect of exchange rate changes on cash &
 cash equivalents                                           --              --            (0.9)             --           (0.9)

Decrease in cash & cash equivalents                         --              --           (15.6)             --          (15.6)

Cash and cash equivalents, beginning of period              --              --            19.6              --           19.6
                                                       -------         -------         -------         -------        -------
Cash and cash equivalents, end of period               $    --         $    --         $   4.0         $    --        $   4.0
                                                       =======         =======         =======         =======        =======


13.      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001 that was in existence at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. Management is currently evaluating the effect of this statement on the Company's results of operations and financial position.

         In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability

                        AGCO Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In August 2001, the FASB issued statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

RESULTS OF OPERATIONS

         The Company recorded net income for the quarter ended September 30, 2001 of $0.4 million, or $0.01 per diluted share, compared to $2.4 million, or $0.04 per diluted share, for the same period in 2000. Net income before extraordinary loss for the first nine months of 2001 was $0.2 million, representing less than $0.01 per share, compared to a loss of $4.2 million, or $0.07 per share, for the same period in 2000. The results for the third quarter and first nine months of 2001 included restructuring and other infrequent expenses ("restructuring expenses") of $4.9 million, or $0.04 per share, and $10.5 million, or $0.10 per share, respectively, primarily related to the integration of Ag-Chem Equipment Company, Inc. ("Ag-Chem") acquired in April 2001 and the rationalization of certain manufacturing facilities. In addition, the year-to-date earnings include an extraordinary loss, net of taxes, of $0.8 million, or $0.01 per share, for the write-off of unamortized debt costs associated with the Company's revolving credit facility, which was refinanced in April 2001. The results for the third quarter and first nine months of 2000 included restructuring expenses of $4.5 million, or $0.05 per share and $19.5 million, or $0.20 per share, respectively, associated with the closure of certain manufacturing facilities announced in 2000 and 1999.

         AGCO's earnings for the third quarter and first nine months of 2001 were negatively impacted by losses at Ag-Chem for the period since acquisition. The Ag-Chem acquisition was completed after Ag-Chem's seasonally strongest period, typically the first calendar quarter of the year. The impact of the Ag-Chem acquisition, excluding restructuring expenses, was a reduction in net income of approximately $6.5 million, or $0.12 per share for the third quarter and $8.5 million, or $0.15 per share for the first nine months of 2001 including the additional shares issued in the transaction. In addition, the Company incurred higher cost of sales of $1.9 million for the third quarter and $7.9 million for the first nine months of 2001 associated with inefficiencies at AGCO's Hesston, Kansas manufacturing facility during the initial production of products relocated from closed facilities. For the first nine months ended September 30, 2001, AGCO's earnings were negatively impacted by approximately $4.0 million of costs associated with the initial funding of securitization facilities and approximately $2.6 million of expenses to

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


obtain covenant waivers from note holders of the Company's 8.5% senior subordinated notes regarding the payment of dividends on the Company's common stock. In 2000, the first nine months included a loss of $8.0 million, or $0.08 per share, associated with the closing of the U.S. accounts receivable securitization facility completed in January 2000.

RETAIL SALES

         In North America, industry retail unit sales of tractors and combines for the first nine months of 2001 increased approximately 8% and 23%, respectively, compared to the same period in 2000. Company retail unit sales of tractors in North America increased and Company retail unit sales of combines declined in the first nine months of 2001 compared to the same period in the prior year. The Company's retail unit sales of combines were lower due to the timing of production and deliveries compared to the prior year period.

         In Western Europe, industry retail unit sales of tractors declined approximately 7% for the first nine months of 2001 compared to the prior year. The Western European market remains lower than the prior year but has stabilized as concerns over BSE (mad cow disease) and foot-and-mouth disease have diminished. Company retail unit sales for the first nine months also declined compared to 2000.

         Industry retail unit sales of tractors in South America for the first nine months of 2001 increased approximately 12% compared to 2000. The major market of Brazil continued its strong growth due to full availability of a supplemental Brazilian government subsidized retail financing program. The growth in the Brazilian market was partially offset by declines in the Argentina market. Company retail unit sales also increased during the first nine months of 2001 compared to the prior year period.

         In most other international markets, Company net sales for the first nine months were slightly below the comparable prior year period. The Company is monitoring its Middle Eastern business for any disruptions resulting from the conflict in the region.

STATEMENTS OF OPERATIONS

         Net sales for the third quarter of 2001 were $577.2 million compared to $521.1 million for the same period in 2000. Net sales for the first nine months of 2001 were $1,768.6 million compared to $1,696.7 million for the prior year. Net sales generated by Ag-Chem subsequent to acquisition for the quarter and first nine months of 2001 were $37.5 million and $91.5 million, respectively. Net sales for the third quarter and first nine months of 2001 were negatively impacted by foreign currency translation by approximately $30.0 million and $106.0 million for the third quarter and first nine months respectively, due to the strength of the U.S. dollar in relation to the Euro and Brazilian real. Excluding the impact of the Ag-Chem acquisition and foreign currency translation, net sales were 9.2% and 5.1% higher for the third quarter and first nine months, respectively, when compared to the prior year.

         Regionally, net sales in North America increased $27.6 million, or 18.6%, for the third quarter of 2001 and increased $28.1 million, or 6.2%, for the first nine months of 2001 compared

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


to the same periods in 2000 due primarily to improved market conditions. In the Europe/Africa/Middle East region, net sales for the third quarter of 2001 decreased $1.1 million, or 0.4%, compared to 2000 and decreased $47.5 million, or 4.9%, for the first nine months of 2001 compared to 2000 primarily due to the negative impact of foreign currency translation and the result of industry declines in Western Europe. Net sales in South America decreased approximately $2.6 million, or 3.8%, for the third quarter of 2001, and increased $9.2 million, or 5.3%, for the first nine months of 2001 compared to 2000 with strong sales increases being offset by the impact of currency translation. In the Asia/Pacific region, net sales decreased approximately $2.4 million, or 8.2%, for the third quarter of 2001, and $6.6 million, or 8.6%, for the first nine months of 2001 compared to 2000 primarily due to the impact of currency translation. In the Sprayer Division, net sales increased $34.6 million and $88.7 million, respectively, for the third quarter and first nine months of 2001 compared to the same periods in 2000. The increase is due primarily to the acquisition of Ag-Chem, which contributed net sales of approximately $37.5 million and $91.5 million for the third quarter and first nine months of 2001, respectively.

         Gross profit was $102.6 million (17.8% of net sales) for the third quarter of 2001 compared to $90.3 million (17.3% of net sales) for the same period in the prior year. Gross profit was $298.8 million (16.9% of net sales) for the first nine months of 2001 compared to $272.4 million (16.1% of net sales) for the same period in the prior year. Gross margins improved for the quarter and first nine months primarily due to cost reduction initiatives and the impact of new higher margin products. This margin improvement was offset, in part, by cost inefficiencies in the Hesston plant aggregating approximately $1.9 million and $7.9 million, respectively, for the third quarter and first nine months of 2001. These inefficiencies were primarily due to the initial production run of combines and planters in this facility.

         Selling, general and administrative ("SG&A") expenses for the third quarter of 2001 were $63.8 million (11.1% of net sales) compared to $56.4 million (10.8% of net sales) for the same period in the prior year. For the first nine months of 2001, SG&A expenses were $183.7 million (10.4% of net sales) compared to $170.7 million (10.1% of net sales) for the same period in the prior year. The increase as a percentage of net sales for both the quarter and first nine months was the result of Ag-Chem, which had a higher SG&A expense ratio to net sales than the remainder of the Company. Engineering expenses for the third quarter and first nine months of 2001 were $12.3 million (2.1% of net sales) and $37.2 million (2.1% of net sales), respectively, compared to $12.4 million (2.4% of net sales) and $33.7 million (2.0% of net sales), respectively, for the same periods in the prior year. The year-to-date increase is due to the addition of engineering expenses of Hay & Forage Industries acquired in May 2000 and Ag-Chem subsequent to acquisition.

         The Company recorded restructuring expenses of $4.9 million and $10.5 million for the third quarter and first nine months ended September 30, 2001. The restructuring expenses included $4.0 million, and $6.6 million of costs related to the integration Ag-Chem recorded in the third quarter and first nine months of 2001, respectively. The remaining expenses primarily related to costs associated with manufacturing facility rationalization programs. See "Restructuring and Other Infrequent Expenses" for further discussion. For the third quarter and first nine months ended September 30, 2000, the Company recorded $4.5 million and $19.5 million, respectively, for costs associated with manufacturing facility closures.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


         Amortization of intangibles for the third quarter and first nine months of 2001 increased $1.0 million and $2.4 million, respectively, compared to 2000, primarily due to the amortization of goodwill associated with the Ag-Chem acquisition.

         Income from operations was $16.7 million (2.9% of net sales) and $53.8 million (3.0% of net sales) for the third quarter and first nine months of 2001, respectively, compared to $13.1 million (2.5% of net sales) and $37.3 million (2.2% of net sales), respectively, for the same period in the prior year. Excluding restructuring expenses, operating income was $21.6 million (3.7% of net sales) and $64.3 million (3.6% of net sales) for the third quarter and first nine months of 2001, respectively, compared to $17.6 million (3.4% of net sales) and $56.8 million (3.3% of net sales) for the comparable periods in 2000, respectively. The improvement for the third quarter and first nine months is due to higher gross margins as discussed previously.

         Interest expense, net was $15.6 million and $45.0 million for the third quarter and first nine months of 2001, respectively, compared to $11.0 million and $34.3 million, respectively, for the same period in 2000. The increase in interest expense for the third quarter and first nine months primarily relates to increased indebtedness related to the Ag-Chem acquisition. Interest expense, net for the first nine months of 2001 also included $2.0 million of the $2.6 million related to the successful waiver solicitation on the Company's 8 1/2% Senior Subordinated Notes.

         Other expense, net was $4.8 million and $22.5 million for the third quarter and first nine months of 2001, respectively, compared to $5.7 million and $26.8 million, respectively, for the same periods in 2000. During the third quarter of 2001, losses on sales of receivables primarily under the Company's securitization facilities were $4.9 million compared to $5.1 million for the same period in 2000. For the first nine months of 2001, losses on the sales of receivables primarily under the Company's securitization facilities were $18.6 million compared to $19.8 million for the same period in 2000. In the second quarter of 2001, the Company completed securitization facilities in Europe and Canada totaling $150.0 million. As a result, the first nine months of 2001 includes $3.6 million of up-front losses and transaction costs associated with the initial funding of these facilities. The first nine months of 2000 included $7.1 million of up-front losses and transaction costs associated with the initial $200.0 million funding of the U.S. securitization facility.

         The Company recorded an income tax benefit of $1.8 million and $5.6 million for the third quarter and first nine months of 2001, respectively, compared to an income tax benefit of $3.4 million and of $11.5 million for the same periods in 2000. The tax benefit in the third quarter of 2000 included the recognition of a United States tax credit carryback of approximately $2.0 million.

         Equity in earnings of affiliates was $2.3 million and $8.3 million for the third quarter and first nine months of 2001, respectively, compared to $2.6 million and $8.1 million for the same periods in 2000.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


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

                                                                         Reserve
                                      Liabilities      Expenses         Balance at
                                      Established      Incurred     September 30, 2001
                                      -----------      --------     ------------------
Employee severance                      $   2.5        $   2.1           $   0.4
Employee relocation expense                 0.3            0.1               0.2
Facility closure costs                      0.2             --               0.2
                                        -------        -------           -------
                                        $   3.0        $   2.2           $   0.8
                                        =======        =======           =======


         The severance relates to the planned termination of approximately 350 Ag-Chem employees, of which approximately 275 had been terminated as of September 30, 2001.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         In the second quarter of 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company has commenced the consolidation of AGCO's Willmar, Minnesota manufacturing facility and Ag-Chem's Benson, Minnesota manufacturing facility into Ag-Chem's Jackson, Minnesota manufacturing plant. In addition, the Company is in the process of closing Ag-Chem's Minnetonka, Minnesota administrative offices and relocating all functions to the Jackson facility. Lastly, the Company is in the process of closing fifteen Ag-Chem parts and service facilities and integrating parts warehousing and logistics into AGCO's existing North America parts distribution system. These closures are expected to result in the reduction of cost of goods sold and operating expenses for the combined businesses and generate a portion of the targeted $30 million of synergies to be achieved in the acquisition.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


         In connection with these closures, the Company recorded restructuring and other infrequent expenses of $6.7 million during the second and third quarters of 2001. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                                                                     Reserve Balance
                                                         2001         Expenses       at September 30,
                                                       Expense        Incurred             2001
                                                       -------        -------            -------
Employee severance                                     $   0.6        $   0.4            $   0.2
Employee retention payments                                1.4            0.7                0.7
Facility closure costs                                     0.6            0.5                0.1
Write-down of property, plant and equipment                0.4            0.4                 --
Facility relocation and transition costs                   3.7            3.7                 --
                                                       -------        -------            -------
                                                       $   6.7        $   5.7            $   1.0
                                                       =======        =======            =======

         The severance relates to the planned termination of approximately 200 AGCO employees of which approximately 170 were terminated as of September 30, 2001. The employee retention payments relate to incentives to be paid to Ag-Chem and AGCO employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include employee costs and other exit costs to be incurred at Willmar after operations cease. The write-down of property, plant and equipment represents the impairment of machinery and equipment at Willmar from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate employees, inventory and machinery and costs to integrate operations into the retained facilities. The $1.0 million of costs accrued at September 30, 2001 are expected to be incurred in 2001. In addition, the Company expects to incur additional restructuring expenses of $5 to $7 million in the balance of 2001 related to these closures.

         In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. In connection with these facility closures, the Company recorded additional restructuring and other infrequent expenses of $3.8 million in the first nine months of 2001. A summary of the expenses and related reserves associated with these closures is included in the following table (in millions):

                                               Reserve Balance                                     Reserve Balance
                                               at December 31,       2001            Expenses      at September 30,
                                                    2000           Expense           Incurred           2001
                                               ---------------     -------           --------      ----------------
Employee severance                                $   1.9          $    --           $   1.4           $   0.5
Facility closure costs                                3.9             (0.7)              2.7               0.5
Write-down of property, plant
   and equipment, net of recoveries                    --             (0.7)             (0.7)               --
Production transition costs                            --              5.2               5.2                --
                                                  -------          -------           -------           -------
                                                  $   5.8          $   3.8           $   8.6           $   1.0
                                                  =======          =======           =======           =======

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


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

         During the first nine months of 2001, the Company completed a number of transactions, which modified the Company's capital structure and replaced the Company's existing revolving credit facility, which was scheduled to expire in January 2002.

         The Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of the Company's U.S., Canadian and U.K. based assets and a pledge of the stock of the Company's domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at the Company's option, at either (1) LIBOR plus a margin based on a ratio of the Company's senior debt to EBITDA, as adjusted, or (2) the administrative agent's base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. The proceeds were used to repay borrowings outstanding under the Company's existing revolving credit facility. As of September 30, 2001 the Company had borrowings of $191.1 million and availability to borrow $153.4 million under its revolving credit facility.

         The Company issued $250.0 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires the Company to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that, among other things, limits the Company's ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases. The proceeds were used to pay borrowings outstanding under the Company's existing revolving credit facility and support the financing of the Ag-Chem acquisition.

         Lastly, the Company completed accounts receivable securitization facilities totaling approximately $150.0 million whereby certain European and Canadian wholesale accounts

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


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

         The Company's working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. The Company had $584.1 million of working capital at September 30, 2001, a decrease of $19.8 million from working capital of $603.9 million at December 31, 2000. Accounts receivable and inventory combined were $50.0 million lower than at the end of September 2000. The change includes a $142.0 million reduction resulting from the increased funding of securitization facilities in 2001, offset by the addition of $109.0 million of Ag-Chem receivables and inventory. The net change in receivables and inventory, excluding these items is a reduction of approximately $17.0 million compared to September 2000. The majority of this reduction is due to currency translation.

         Cash flow provided by operating activities was $95.4 million for the nine months ended September 30, 2001 compared to $116.4 million provided by operating activities for the same period during 2000. Operating cash flow benefited from an additional $142.0 million in receivables securitization funding in 2001 and $200.0 million in funding in 2000.

         Capital expenditures for the first nine months ended September 30, 2001 were $23.5 million compared to $33.4 million for the same period in 2000. The Company anticipates that additional capital expenditures for the remainder of 2001 will range from approximately $20.0 million to $25.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

         The Company's debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 46.3% at September 30, 2001 compared to 41.9% at December 31, 2000. The increase is primarily attributable to higher debt incurred in connection with the Ag-Chem acquisition partially offset by the reduction in debt resulting from increased funding of accounts receivable securitization facilities.

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

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


OUTLOOK

         The Company expects to improve operating margins in 2001 through cost reductions from manufacturing facility rationalizations, product resourcing, material cost reductions and other initiatives. The Company's earnings for 2001 will be adversely impacted by the incremental debt and common shares issued in connection with the Ag-Chem acquisition. As a result of the mid-April closing date and the timing of identified synergies, AGCO's results for 2001 will not reflect Ag-Chem's seasonally strongest period and AGCO will not generate sufficient operating earnings to cover the acquisition carrying costs. Improved operating income in North and South America are expected to offset this impact as well as weakness in the Western European market. As a result, the Company anticipates it will increase profitability compared to 2000.

ACCOUNTING CHANGES

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001, that was in existence at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. Management is currently evaluating the effect of this statement on the Company's results of operations and financial position.

         In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In August 2001, the FASB issued statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations (Continued)


Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

FORWARD LOOKING STATEMENTS

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking, including certain statements set forth under "Outlook", "Results of Operations" and "Liquidity and Capital Resources" headings. Forward looking statements reflect the Company's expectations with respect to factors that affect net sales, restructuring and infrequent expenses, cost reduction projections, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although the Company believes that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, the Company can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, Company cost reduction and control initiatives, Company research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, the impact of the SFAS No. 142 requirement that the Company test for impairment of goodwill, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect the Company's results is included in the Company's filings with the Securities and Exchange Commission. The Company disclaims any responsibility to update any forward looking statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K dated July 12, 2001 to provide the condensed consolidating balance sheets statements of operations and cash flows of (i) the parent company as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries on a combined basis, and (iii) the non-Guarantor Subsidiaries on a combined basis as a note to the audited financial statements of the AGCO Corporation for the most recently completed fiscal year ended December 31, 2000 and unaudited financial statements of the AGCO Corporation for the most recently completed interim period dated March 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AGCO CORPORATION
                                Registrant




Date: November 13, 2001         /s/  Donald R. Millard
                                ------------------------------------------------
                                  Donald R. Millard
                                  Sr. Vice President and Chief Financial Officer
                                     (Principal Financial Officer)