Form 10-K405
period 2001-12-31
AGCO CORP /DE
filed 2002-03-29
CIK 880266

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-12930
                             ---------------------
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
                                 (770) 813-9200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                 Common Stock                             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be file by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the Registrant as of the close of business on March 15, 2002 was $1,593,136,783. As of such date, there were 74,147,779 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2002 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

     We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements. Our products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO(R), AGCO()(R)Allis, AGCOSTAR(R), Ag-Chem(R), Farmhand(R), FENDT(TM), Fieldstar(R), GLEANER(R), Glencoe(R), Hesston(R), Lor(*)Al()(R), Massey Ferguson(R), New Idea(R), RoGator(R), SOILTEQ, Spra-Coupe(R), Terra-Gator(R), Tye(R), White Tractors, White Planters and Willmar(R). We distribute most of our products through a combination of approximately 7,350 independent dealers and distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through our finance joint ventures with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," which we refer to in this document as "Rabobank".

     We were organized in June 1990 by an investment group formed by management to acquire the successor to the agricultural equipment business of Allis-Chalmers, a company which began manufacturing and distributing agricultural equipment in the early 1900s. Since our formation in June 1990, we have grown substantially through a series of 19 acquisitions for consideration aggregating approximately $1.6 billion. These acquisitions have allowed us to broaden our product lines, expand our dealer network and establish strong market positions in several new markets throughout North America, South America, Western Europe and the rest of the world. We have achieved significant cost savings and efficiencies from our acquisitions by eliminating duplicate administrative, sales and marketing functions, rationalizing our dealer network, increasing manufacturing capacity utilization and engineering common product platforms for certain products. In addition, we are focusing our efforts on long-term growth and profit improvement initiatives including developing new and innovative products, expanding and strengthening our distribution network, reducing product costs, maintaining a flexible production strategy, and utilizing efficient asset management.

CATERPILLAR CHALLENGER ACQUISITION

     On March 5, 2002, we completed our acquisition of the design, assembly and marketing of Caterpillar Inc.'s new MT Series of Challenger tractors. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21 million based on the closing price of our common stock on the acquisition date. In addition, we expect to purchase approximately $13 million of initial production inventory from Caterpillar. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we plan to provide Caterpillar dealers with additional products that should broaden their equipment offerings and enhance their competitive position. The results of operations for this product line will be included in our results as of the date of the acquisition.

TRANSACTION HISTORY

     The following is a description of the major acquisitions that we have completed since our formation:

     Hesston Acquisition. In March 1991, we acquired Hesston Corporation, a leading manufacturer and distributor of hay tools, forage equipment and related replacement parts. The assets we acquired included

Hesston's 50% interest in a joint venture, Hay and Forage Industries, or HFI, between Hesston and CNH Global N.V., which manufactured hay and forage equipment for both parties. As noted below, we subsequently acquired the remaining 50% interest in HFI in 2000. Hesston's net sales in its full fiscal year preceding the acquisition were approximately $91.0 million. The acquisition enabled us to provide our dealers with a more complete line of farm equipment and to expand our dealer network.

     White Tractor Acquisition. In May 1991, we acquired the White Tractor Division of Allied Products Corporation. White Tractor's net sales in its full fiscal year preceding the acquisition were approximately $58.3 million. As a result of our acquisition of White Tractor, we added a new line of tractors to our product offerings and expanded our North America dealer network.

     Massey Ferguson North American Acquisition. In January 1993, we entered into an agreement with Varity Corporation to be the exclusive distributor in the United States and Canada of the Massey Ferguson line of farm equipment. Concurrently, we acquired the North American distribution operation of Massey Ferguson Group Limited from Varity. Net sales attributable to Massey's North American distribution operation in the full fiscal year preceding the acquisition were approximately $215.0 million. Our acquisition of Massey North America provided us with access to another leading brand name in the agricultural equipment industry and enabled us to expand our dealer network.

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

     Massey Ferguson Acquisition. In June 1994, we acquired Massey from Varity, including Massey's network of independent dealers and distributors and associate and licensee companies outside the United States and Canada. At the time of our acquisition, Massey was one of the largest manufacturers and distributors of tractors in the world with fiscal 1993 net sales of approximately $898.4 million (including net sales to us of approximately $124.6 million). Our acquisition of Massey significantly expanded our sales and distribution outside North America.

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

     Maxion Acquisition. In June 1996, we acquired the agricultural and industrial equipment business of Iochpe-Maxion S.A. Iochpe-Maxion's agricultural equipment business which had 1995 sales of approximately $265.0 million, Iochpe Maxion's agricultural equipment business was our Massey Ferguson licensee in Brazil, and manufactured and distributed agricultural tractors and combines under the Massey Ferguson brand name and industrial loader-backhoes under the Massey Ferguson and Maxion brand names. This acquisition expanded our product offerings and distribution network in South America, particularly in the significant Brazilian agricultural equipment market.

     Western Combine Acquisition. In July 1996, we acquired assets of Western Combine Corporation and Portage Manufacturing, Inc., our suppliers of Massey Ferguson combines and other harvesting equipment sold in North America. This acquisition provided us with access to advanced technology and increased our profit margin on some of our combines and harvesting equipment sold in North America.

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

     Deutz Argentina Acquisition. In December 1996, we acquired the operations of Deutz Argentina S.A. Deutz Argentina was a manufacturer and distributor of agricultural equipment, engines and light duty trucks in Argentina and other markets in South America with 1995 sales of approximately $109.0 million. Our acquisition of Deutz Argentina established us as a leading supplier of agricultural equipment in Argentina. In February 1999, we sold our manufacturing operations in Haedo, Argentina, which allowed us to consolidate the assembly of tractors into an existing facility in Brazil.

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

     Dronningborg Acquisition. In December 1997, we acquired the remaining 68% of Dronningborg Industries a/s, which was our supplier of combine harvesters sold under the Massey Ferguson brand name in Europe. Prior to this acquisition, we owned 32% of this combine manufacturer. Dronningborg develops and manufactures combine harvesters exclusively for us. Our acquisition of Dronningborg enabled us to achieve synergies within our worldwide combine manufacturing.

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

     HFI Acquisition. In May 2000, we acquired from CNH-Global N.V. its 50% share in HFI. The acquisition terminated the joint venture agreement with CNH, thereby providing us with sole ownership of the facility. HFI develops and manufactures hay and forage equipment and implements that we sell under various brand names. In 2000, we closed our Coldwater, Ohio; Lockney, Texas; and Independence, Missouri manufacturing facilities. In 2001, we completed the relocation of the majority of production from these facilities to HFI.

     Ag-Chem Acquisition. In April 2001, we acquired Ag-Chem Equipment Co., Inc., a manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications. Ag-Chem had net sales of approximately $298.8 million in its fiscal year preceding the acquisition. This acquisition provided us a leading position in the self-propelled sprayer market.

PRODUCTS

  TRACTORS

     Our compact tractors are sold under the AGCO or Massey Ferguson brand name and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category ranging primarily from 40-100 horsepower including both two-wheel and all-wheel drive versions. We sell utility tractors under the AGCO, Massey Ferguson, Fendt, AGCO Allis and White brand names. The utility tractors are typically used on small- and medium-sized farms and in specialty agricultural industries, such as orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment ranging primarily from 100 to 425 horsepower. High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the AGCO, Massey Ferguson, Fendt, AGCO Allis, White and AGCOSTAR brand names. In 2001, we introduced the AGCO brand tractor for the North American market, which replaced both the AGCO Allis and White brand tractors and merged their respective dealer networks. Tractors accounted for approximately 57% of our net sales in 2001, 63% in 2000 and 64% in 1999.

  COMBINES

     We sell combines under the GLEANER, Massey Ferguson, Fendt and AGCO Allis brand names. Depending on the market, GLEANER and Massey Ferguson combines are sold with conventional or rotary technology, while the Fendt and AGCO Allis combines utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 8% of our net sales in 2001, 6% in 2000 and 7% in 1999.

  SPRAYERS

     We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops (pre-emergence) and after crops emerge from the ground (post-emergence) under the RoGator, Terra-Gator, Spra-Coupe, Lor(*)Al and Willmar brand names. The RoGator, Terra-Gator and Lor(*)Al product lines were acquired in 2001 through the Ag-Chem acquisition. Other related equipment includes vehicles used for waste application, specifically designed for subsurface liquid injection and surface spreading of biosolids, i.e., sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Sprayers accounted for approximately 6% of our net sales in 2001, 1% in 2000 and 1% in 1999.

  HAY TOOLS AND FORAGE EQUIPMENT, IMPLEMENTS AND OTHER PRODUCTS

     We sell hay tools and forage equipment primarily under the Hesston brand name and, to a lesser extent, the New Idea, Massey Ferguson and AGCO Allis brand names.

     We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes loaders, which are used for a variety of tasks including lifting and transporting hay crops. We sell implements, planters and other products under the Hesston, New Idea, Massey Ferguson, AGCO Allis, Tye, Farmhand, Glencoe, and Fendt brand names. Hay tools and forage equipment, implements and other products accounted for approximately 10% of our net sales in 2001, 11% in 2000 and 9% in 1999.

     Through our Fieldstar brand precision farming system, we offer software and hardware products that provide farmers with the capability to enhance productivity by utilizing global positioning system

(GPS) technology, yield mapping, variable rate planting and application and site specific agriculture. Many of our tractors, combines, planters, sprayers, tillage and other application equipment are equipped to employ the Fieldstar system technology at the customer's option. In addition, our SOILTEQ operations, acquired in the Ag-Chem acquisition, designs and merchandises site-specific farming systems to enhance crop yield and productivity.

  REPLACEMENT PARTS

     In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts for products sold under all of our brand names, many of which are proprietary. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to twenty years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 19% of our net sales in 2001, 2000 and 1999.

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

  WESTERN EUROPE

     We market fully assembled tractors and other equipment in most major Western European markets directly through a network of approximately 2,900 independent Massey Ferguson and Fendt dealer outlets and agricultural cooperatives. In addition, we sell through independent distributors and associates in certain markets, which distribute through approximately 690 Massey Ferguson and Fendt dealer outlets. In most cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for approximately 46% of our net sales in 2001, 49% in 2000 and 56% in 1999.

  NORTH AMERICA

     We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of dealers supporting approximately 6,100 dealer contracts. Each of our approximately 2,000 independent dealers represents one or more of our brand names. Dealers may also handle competitive and dissimilar lines of products. We intend to maintain the separate strengths and identities of our brand names and product lines. Certain of our sprayer brands acquired in the Ag-Chem acquisition are sold directly to the end customer, often a fertilizer and chemical supplier. We also provide all after-sales service and support for these products. Sales in North America accounted for approximately 35% of our net sales in 2001, 29% in 2000 and 26% in 1999.

  SOUTH AMERICA

     We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 250 independent dealers, primarily supporting the Massey Ferguson and AGCO Allis brand names. In Brazil, federal laws are extremely protective of dealers and prohibit a manufacturer from selling any of our products within Brazil, except through our dealer network. Additionally, each dealer has the exclusive right to sell one manufacturer's product in a designated territory and, as a result, no dealer may represent more than one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 10% of our net sales in 2001 and 2000 and 8% in 1999.

  REST OF THE WORLD

     Outside Western Europe, North America and South America, we operate primarily through a network of approximately 2,200 independent Massey Ferguson and Fendt distributors and dealer outlets, as well as associates and licensees, marketing our products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. In some cases, we also sell agricultural equipment directly to governmental agencies. Sales outside Western Europe, North America and South America accounted for approximately 9% of our net sales in 2001, 12% in 2000 and 10% in 1999.

     In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for our products and a source of low cost production for certain Massey Ferguson products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson equipment in its home country, but may not sell these products in other countries. We generally license to these associates certain technology, as well as the right to use Massey Ferguson's trade names. We sell products to associates and licensees in the form of components used in local manufacturing operations, tractor sets supplied in completely knocked down
(CKD) form for local assembly and distribution, and fully assembled tractors for local distribution only. In some countries, our arrangements with associates and licensees have evolved to where we principally are providing technology, technical assistance and quality control. In these situations, licensee manufacturers sell tractor models under the Massey Ferguson brand name in the licensed territory and may also become a source of low cost production for us.

  PARTS DISTRIBUTION

     In Western Europe, our parts operation is supported by master distribution facilities in Desford, England; Ennery, France; and Marktoberdorf, Germany and regional parts facilities in Spain, Denmark, Germany and Italy. We support our sales of replacement parts in North America through our master parts warehouse in Batavia, Illinois and regional warehouses throughout North America. In the Asia/Pacific region, we support our parts operation through a master distribution facility in Melbourne, Australia. In South America, replacement parts are maintained and distributed primarily from our facilities in Brazil and Argentina.

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

     We believe that our ability to offer our dealers a full product line of agricultural equipment and related replacement parts, as well as our ongoing dealer training and support programs, which focus on business and inventory management, sales, marketing, warranty and servicing matters and products, help ensure the vitality and increase the competitiveness of our dealer network. In addition, we maintain dealer advisory groups to obtain dealer feedback on our operations. We believe all of these programs contribute to the good relations we generally enjoy with our dealers.

     In addition, we strive to provide our dealers with competitive products, terms and pricing. Dealers also are given volume sales incentives, demonstration programs and other advertising to assist sales. Our competitive sales programs, including retail financing incentives, and our policy for maintaining parts and service availability with extensive product warranties are designed to enhance our dealers' competitive position. Finally, a limited amount of financial assistance is provided as part of developing new dealers in key market locations. In general, dealer contracts are cancelable by either party within certain notice periods.

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

     For sales outside of the United States and Canada, we do not normally charge interest on outstanding receivables with our dealers and distributors. For sales to dealers or distributors in the United States and Canada, where approximately 29% of our net sales were generated in 2001, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from 1 to 12 months with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer or distributor's sales volume during the preceding year. For the year ended December 31, 2001, 20.7%, 5.1%, 1.9% and 1.3% of our net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

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

  WESTERN EUROPE

     Our manufacturing operations in Western Europe are performed in tractor manufacturing facilities located in Coventry, England; Beauvais, France; and Marktoberdorf, Germany and a combine manufacturing facility in Randers, Denmark. The Coventry facility produces tractors marketed under the Massey Ferguson and AGCO brand names ranging from 38 to 110 horsepower that are sold worldwide in fully-assembled form or as CKD kits for final assembly by licensees and associates. The Beauvais facility produces 70 to 225 horsepower tractors marketed under the Massey Ferguson and AGCO brand names. The Marktoberdorf facility produces 50 to 260 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson and Fendt brand names. We also assemble forklifts for sale to third parties and manufacture hydraulics for our Fendt tractors and for sale to third parties in our Kempten, Germany facility, and assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for high horsepower AGCO, Massey Ferguson and Renault tractors at our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

  NORTH AMERICA

     In 1999 and 2000, we closed our hay and forage equipment, planter, loader, implement and tractor manufacturing facility in Coldwater, Ohio, our planter and implement manufacturing facility in Lockney, Texas, and our combine manufacturing facility in Independence, Missouri. The majority of the production in these facilities has been relocated to the HFI facility in Hesston, Kansas with the exception of tractor production, which was moved to Beauvais, France, and loaders and certain implement production, which was outsourced. We completed the relocation in 2001.

     In 2001, we announced our plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. We consolidated our Willmar, Minnesota manufacturing facility and Ag-Chem's Benson, Minnesota manufacturing facility into Ag-Chem's Jackson, Minnesota manufacturing plant. In addition, we closed Ag-Chem's Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. We completed the relocation during 2001.

     Accordingly, our current manufacturing operations in North America are located in Hesston, Kansas; Jackson, Minnesota; and Queretaro, Mexico. The Hesston facility produces hay and forage equipment marketed under the Hesston, New Idea and Massey Ferguson brand names, conventional and rotary combines under the GLEANER and Massey Ferguson brand names and planters under the White brand name. In Jackson, we produce self-propelled sprayers marketed under the Lor(*)Al, RoGator, Spra-Coupe, Terra-Gator and Willmar brand names, wheeled loaders marketed under the Willmar and Massey Ferguson brand names, and dry fertilizer spreaders marketed under the Willmar brand name. In Queretaro, we assemble tractors for distribution in the Mexican market.

  SOUTH AMERICA

     Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 200 horsepower and industrial loader-backhoes. The tractors are sold under the Massey Ferguson and AGCO Allis brand names primarily in South America. We also manufacture conventional combines marketed under the Massey Ferguson and AGCO Allis brand names in Santa Rosa, Rio Grande do Sul, Brazil.

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

     We purchase some of the products we distribute from third-party suppliers. We purchase standard and specialty tractors from SAME Deutz-Fahr Group S.p.A. and distribute these tractors worldwide under the Massey Ferguson brand name. In addition, we purchase some tractor models from a licensee in Turkey and from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers.

     In addition to the purchase of machinery, third-party companies supply significant components used in our manufacturing operations, such as engines. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers has been favorable. Although we are currently dependent upon outside suppliers for several of our products, we believe that, if necessary, we could identify alternative sources of supply without material disruption to our business.

SEASONALITY

     Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year.

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

ENGINEERING AND RESEARCH

     We make significant expenditures for engineering and applied research to improve the quality and performance of our products and to develop new products. Our expenditures on engineering and research were approximately $49.6 million (2.0% of net sales) in 2001, $45.6 million (2.0% of net sales) in 2000 and $44.6 million (1.8% of net sales) in 1999.

INTELLECTUAL PROPERTY

     We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors' machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our rights to use the AGCO, AGCO Allis, AGCOSTAR, Ag-Chem, Farmhand, FENDT, Fieldstar, GLEANER, Glencoe, Hesston, Lor(*)Al, Massey Ferguson, New Idea, RoGator, Spra-Coupe, Terra-Gator, Tye and Willmar trade and brand names important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. AGCO, AGCO Allis, AGCOSTAR, Ag-Chem, Farmhand, FENDT, Fieldstar, GLEANER, Glencoe, Hesston, Lor(*)Al, Massey Ferguson, New Idea, RoGator, Spra-Coupe, Terra-Gator, Tye and Willmar are our registered trademarks.

ENVIRONMENTAL MATTERS AND REGULATION

     We are subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of wastewater and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and the effects that they may have on us in the future are impossible to predict with accuracy. We have been made aware of possible solvent contamination at the facility in Hesston, Kansas. We are investigating the extent of any possible contamination in conjunction with the appropriate state authorities. It is our policy to comply with all applicable environmental, health and safety laws and regulations, and we believe that any expense or liability we may incur in connection with any noncompliance with any law or regulation or the cleanup of any of our properties will not have a material adverse effect on us. We believe that we are in compliance, in all material respects, with all applicable laws and regulations.

     The U.S. Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us.

     Our international operations are also subject to environmental laws, as well as various other national and local laws, in the countries in which we manufacture and sell our products. We believe that we are in compliance with these laws in all material respects and that the cost of compliance with these laws in the future will not have a material adverse effect on us.

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

EMPLOYEES

     As of December 31, 2001, we employed approximately 11,300 employees, including approximately 3,650 employees in the U.S. and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with expiration dates ranging from 2002 to 2007. We currently do not expect any significant difficulties in renewing these agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The table sets forth information as of March 15, 2002 with respect to each person who is an executive of the Company.

NAME                                        AGE                    POSITIONS
----                                        ---                    ---------
Robert J. Ratliff.........................  70    Chairman, President and Chief Executive
                                                  Officer
Garry L. Ball.............................  54    Senior Vice President -- Engineering and
                                                  Product Development
Norman L. Boyd............................  58    Senior Vice President -- Corporate
                                                  Development
Stephen D. Lupton.........................  57    Senior Vice President, General Counsel and
                                                  Secretary
Donald R. Millard.........................  54    Senior Vice President and Chief Financial
                                                  Officer
James M. Seaver...........................  55    Senior Vice President -- Sales and
                                                  Marketing Worldwide
Brian C. Truex............................  42    Senior Vice President -- Manufacturing
                                                  Technologies and Quality
Adri Verhagen.............................  60    Senior Vice President -- Special Projects

     Robert J. Ratliff is currently the President and Chief Executive Officer of the Company, positions he undertook following the death of Mr. Shumejda in January 2002. In addition, Mr. Ratliff has served as the Executive Chairman of the Board of Directors since January 1999 and Chairman of the Board of Directors since August 1993, and a Director since June 1990. Mr. Ratliff previously served as Chief Executive Officer of the Company from January 1996 until November 1996 and from August 1997 to February 1999 and President and Chief Executive Officer from June 1990 to January 1996. Mr. Ratliff is also a director of the National Association of Manufacturers and the Equipment Manufacturers Institute. Mr. Ratliff is a member of the Board of Councilors of the Carter Center.

     Garry L. Ball has been Senior Vice President -- Engineering and Product Development of the Company since June 2001. From 2000 to 2001, Mr. Ball was Vice President of Engineering at CapacityWeb.com. From 1999 to 2000, Mr. Ball was employed as Vice President of Construction Equipment New Product Development at CNH Global N.V. Prior to that assignment, he held several key positions including Vice President of Engineering Agricultural Tractor for New Holland N.V., Europe, and Chief Engineer for Tractors at Ford New Holland.

     Norman L. Boyd has been Senior Vice President -- Corporate Development of the Company since October 1998. Mr. Boyd was Vice President of
Europe/Africa/Middle East Distribution from February 1997 to September 1998, Vice President of Marketing, Americas from February 1995 to February 1997 and Manager of Dealer Operations from January 1993 to February 1995.

     Stephen D. Lupton has been Senior Vice President and General Counsel of the Company since June 1999. Mr. Lupton was Vice President of Legal Services, International from October 1995 to May 1999, and Director of Legal Services, International from June 1994 to October 1995. Mr. Lupton was Director of Legal Services of Massey Ferguson from February 1990 to June 1994.

     Donald R. Millard has been Senior Vice President and Chief Financial Officer of the Company since October 2000. Mr. Millard was previously President, Chief Executive Officer and a director of Matria Healthcare, Inc. from October 1997 until October 2000. From October 1997 to October 1999, Mr. Millard served as Chief Financial Officer of Matria Healthcare. Mr. Millard also served as Senior Vice President -- Finance, Chief Financial Officer and Treasurer of Matria Healthcare from March 1996 until October 1997. Mr. Millard is a director of First Union Bank, Atlanta, Georgia, Coast Dental Services, Inc. and American HomePatient, Inc.

     James M. Seaver has been Senior Vice President -- Sales and Marketing Worldwide of the Company since January 2002. Mr. Seaver was previously Chief Executive Officer, AGCO Finance for the Company from June 1999 to January 2002. Mr. Seaver was Senior Vice President, Worldwide Sales from September 1998 to May 1999; Executive Vice President, Sales and Marketing from February 1997 to September 1998; President, Corporate Sales and Marketing from August 1996 to February 1997; Executive Vice President, Sales and Marketing from January 1996 to August 1996; Senior Vice President, Sales and Marketing, Americas from February 1995 to January 1996; and Vice President, Sales, Americas from May 1993 to February 1995.

     Brian C. Truex has been Senior Vice President -- Manufacturing Technologies and Quality of the Company since June 2001. Mr. Truex previously was with The Stanley Works, where he served as Director of Operations, Stanley Mechanics Tools, from 2000 to 2001. From 1994 - 2000, he was employed by Halliburton Company, where he served in various manufacturing positions including Director, Manufacturing Excellence Group.

     Adri Verhagen has been Senior Vice President -- Special Projects of the Company since January 2002. He previously served as Senior Vice President of Sales and Marketing, Europe/Africa/Middle East and East Asia/Pacific from June 1999 to January 2002. Mr. Verhagen was Vice President of Sales, Europe/Africa/Middle East from September 1998 to May 1999, Director/General Manager, East Asia/Pacific from October 1995 to September 1998 and Managing Director, Massey Ferguson of Australia Ltd. from July 1979 to October 1995.

FINANCIAL INFORMATION ON GEOGRAPHICAL AREAS

     For financial information on geographic areas, see pages 66 through 68 of this Form 10-K under the caption "Segment Reporting" which information is incorporated herein by reference.

ITEM 2.  PROPERTIES

     Our principal properties as of February 28, 2002 were as follows:

                                                                     LEASED       OWNED
LOCATION                              DESCRIPTION OF PROPERTY       (SQ. FT.)   (SQ. FT.)
--------                              -----------------------       ---------   ---------
North America:
  Duluth, Georgia...............  Corporate Headquarters             125,000
  Coldwater, Ohio (A)...........  Manufacturing                                 1,490,000
  Hesston, Kansas...............  Manufacturing                                 1,276,500
  Independence, Missouri (A)....  Manufacturing                                   450,000
  Jackson, Minnesota............  Manufacturing                                   403,000
  Lockney, Texas (A)............  Manufacturing                      190,000
  Queretaro, Mexico.............  Manufacturing                                    13,500
  Willmar, Minnesota (B)........  Manufacturing                                   223,400
  Kansas City, Missouri.........  Warehouse                          425,000
  Batavia, Illinois.............  Parts Distribution                 310,200
                                  Parts Distribution/Service
  Jackson, Minnesota............  Support                                          70,770
  Jackson, Minnesota............  Training Center                                  37,500
International:
                                  Regional Headquarters/
  Coventry, United Kingdom......  Manufacturing                                 4,135,150
  Beauvais, France (C)..........  Manufacturing                                 2,720,000
  Marktoberdorf, Germany........  Manufacturing                                 2,668,000
  Baumenheim, Germany...........  Manufacturing                                 1,249,000
  Grubbenvorst, Holland.........  Manufacturing                       37,700
  Kempten, Germany..............  Manufacturing                                   582,000
  Randers, Denmark..............  Manufacturing                                   683,000
  Haedo, Argentina..............  Parts Distribution/Sales Office     32,366
  Noetinger, Argentina (A)......  Warehouse                                       152,820
  San Luis, Argentina (D).......  Manufacturing                                    57,860
  Canoas, Rio Grande do Sul,      Regional Headquarters/
     Brazil.....................  Manufacturing                                   452,400
  Santa Rosa, Rio Grande do Sul,
     Brazil.....................  Manufacturing                                   297,100
  Ennery, France................  Parts Distribution                              861,000
  Sunshine, Victoria,
     Australia..................  Regional Headquarters                            37,200
  Tottenham, Victoria,
     Australia..................  Parts Distribution                              180,000
  Stoneleigh, United Kingdom....  Training Facility/Office            40,778

---------------

(A) We closed our production facilities in Coldwater, Ohio; Independence, Missouri; Lockney, Texas; and Noetinger, Argentina in 2000. The Coldwater, Independence and Noetinger facilities currently are being marketed for sale.

(B) In connection with the Ag-Chem acquisition, we closed our production facility in Willmar, Minnesota. The Willmar location is being marketed for sale.

(C)  Includes the GIMA Joint Venture, in which we own a 50% interest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol AG. As of the close of business on March 15, 2002, the closing stock price was $21.72, and there were 768 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two fiscal years, as reported on the NYSE.

                                                                              DIVIDENDS
                                                             HIGH     LOW     DECLARED
                                                            ------   ------   ---------
                                                                   (IN DOLLARS)
2001
  First Quarter                                             $12.13   $ 9.48     $.01
  Second Quarter..........................................    9.50     8.00       --
  Third Quarter...........................................   12.30     8.55       --
  Fourth Quarter..........................................   16.85     8.61       --

                                                                              DIVIDENDS
                                                             HIGH     LOW     DECLARED
                                                            ------   ------   ---------
                                                                   (IN DOLLARS)
2000
  First Quarter...........................................  $13.88   $10.06     $.01
  Second Quarter..........................................   14.38    10.56      .01
  Third Quarter...........................................   13.06    10.00      .01
  Fourth Quarter..........................................   12.13     9.69      .01

     Through the first quarter of 2001 we paid a regular dividend of $0.01 per share per quarter. However, under the indenture governing our 8 1/2% Senior Subordinated Notes due 2006, we currently are unable to pay any cash dividends. There can be no assurance that we will pay dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present our selected consolidated financial data. The data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the related notes. Our operating data for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997 and the selected balance sheet data for the years then ended, are derived from our audited consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. The historical financial data may not be indicative of our future performance.

                                                  YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------
                                     2001         2000       1999       1998       1997
                                   --------     --------   --------   --------   --------
                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales........................  $2,541.5     $2,336.1   $2,436.4   $2,970.8   $3,253.9
Gross profit.....................     434.8        376.6      357.7      539.3      668.4
Income from operations(1)........      96.7         65.8       40.6      155.7      303.9
Net income (loss)(1).............  $   22.6(2)  $    3.5   $  (11.5)  $   60.6   $  168.7(2)
Net income (loss) per common
  share -- diluted(1)............  $   0.33(2)  $   0.06   $  (0.20)  $   0.99   $   2.71(2)
Weighted average shares
  outstanding -- diluted.........      68.5         59.7       58.7       61.2       62.1
Dividends declared per common
  share..........................  $   0.01     $   0.04   $   0.04   $   0.04   $   0.04

                                                     AS OF DECEMBER 31,
                                   ------------------------------------------------------
                                     2001         2000       1999       1998       1997
                                   --------     --------   --------   --------   --------
                                         (IN MILLIONS, EXCEPT NUMBER OF EMPLOYEES)
BALANCE SHEET DATA:
Cash and cash equivalents........  $   28.9     $   13.3   $   19.6   $   15.9   $   31.2
Working capital..................     539.7        603.9      764.0    1,029.9      884.3
Total assets.....................   2,173.3      2,104.2    2,273.2    2,750.4    2,620.9
Total long-term debt.............     617.7        570.2      691.7      924.2      727.4
Stockholders' equity.............     799.4        789.9      829.1      982.1      991.6
OTHER DATA:
Number of employees..............    11,325        9,785      9,287     10,572     11,829

---------------

(1) These amounts include restructuring and other infrequent expenses of $13.0 million, $21.9 million, $24.5 million, $40.0 million and $18.2 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. The effect of these expenses reduced net income per common share on a diluted basis by $0.12, $0.22, $0.26, $0.41 and $0.19 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. See Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- "Restructuring and Other Infrequent Expenses."

(2) Net income for the years ended December 31, 2001 and 1997 include extraordinary losses, net of taxes, for the write-off of unamortized debt costs related to the refinancing of our revolving credit facility of $0.8 million, or $0.01 per share, in 2001 and $2.1 million, or $0.03 per share in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. Our products are marketed under the following brand names: AGCO(R), AGCO(R) Allis, AGCOSTAR(R), Ag-Chem(R), Farmhand(R), FENDT(TM), Fieldstar(R), GLEANER(R), Glencoe(R), Hesston(R), Lor(*)Al(R), Massey Ferguson(R), New Idea(R), RoGator(R), SOILTEQ, Spra-Coupe(R), Terra-Gator(R), Tye(R), White Tractors, White Planters and Willmar(R). We distribute most of our products through a combination of approximately 7,350 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through our finance joint ventures with Rabobank.

RESULTS OF OPERATIONS

     We sell our equipment and replacement parts to our independent dealers, distributors or other customers. A large majority of our sales are to independent dealers and distributors that sell our products to the end user. To the extent practicable, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize our investment in inventory. However, retail sales by dealers to farmers are highly seasonal and are linked to the planting and harvesting seasons. In certain markets, particularly in North America, there is often a time lag, which varies based on the timing and level of retail demand, between our sale of the equipment to the dealer and the dealer's sale to a retail customer. During this time lag between the wholesale and retail sale, dealers may not return equipment to us unless the dealer's contract is terminated or we agree to accept returned products. Commissions payable under our salesman incentive programs are paid at the time of the retail sale, as opposed to when the products are sold to dealers.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   82.9     83.9     85.3
                                                              -----    -----    -----
          Gross profit......................................   17.1     16.1     14.7
Selling, general and administrative expenses................   10.1      9.8      9.6
Engineering expenses........................................    2.0      2.0      1.8
Restructuring and other infrequent expenses.................    0.5      0.9      1.0
Amortization of intangibles.................................    0.7      0.6      0.6
                                                              -----    -----    -----
          Income from operations............................    3.8      2.8      1.7
Interest expense, net.......................................    2.3      2.0      2.4
Other expense, net..........................................    0.9      1.4      0.6
                                                              -----    -----    -----
Income (loss) before income taxes, equity in net earnings of
  affiliates and extraordinary loss.........................    0.6     (0.6)    (1.3)
Income tax provision (benefit)..............................    0.1     (0.3)    (0.4)
                                                              -----    -----    -----
Income (loss) before equity in net earnings of affiliates
  and extraordinary loss....................................    0.5     (0.3)    (0.9)
Equity in net earnings of affiliates........................    0.4      0.4      0.4
                                                              -----    -----    -----
Net income (loss) before extraordinary loss.................    0.9      0.1     (0.5)
Extraordinary loss, net of taxes............................     --       --       --
                                                              -----    -----    -----
Net income (loss)...........................................    0.9%     0.1%    (0.5)%
                                                              =====    =====    =====

  2001 COMPARED TO 2000

     Net income for 2001 was $22.6 million, or $0.33 per diluted share, compared to $3.5 million, or $0.06 per diluted share, for 2000. Our results for 2001 included restructuring and other infrequent expenses ("restructuring expenses") of $13.0 million, or $0.12 per share primarily related to the integration of Ag-Chem Equipment Company, Inc. acquired in April 2001 and the rationalization of certain manufacturing facilities. In addition, our 2001 earnings include an extraordinary loss, net of taxes, of $0.8 million, or $0.01 per share, for the write-off of unamortized debt costs associated with our revolving credit facility, which was refinanced in April 2001. Our results for 2000 included restructuring expenses of $21.9 million, or $0.22 per share associated with the closure of certain manufacturing facilities announced in 2000 and 1999.

     Our earnings improvement in 2001 was primarily the result of margin improvement generated by our successful cost reduction initiatives including the impact of manufacturing facility rationalizations. Our results were negatively impacted by losses at Ag-Chem for the period since acquisition. The Ag-Chem acquisition was completed after Ag-Chem's seasonally strongest period, typically the first calendar quarter of the year. The impact of the Ag-Chem acquisition, excluding restructuring expenses, was a reduction in net income of approximately $10.5 million, or $0.15 per share.

  Acquisitions

     On April 16, 2001, we completed the acquisition of Ag-Chem, a manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications. This acquisition provided us a leading position in the self-propelled sprayer market. See "Ag-Chem Acquisition" for additional information.

  Retail Sales

     Industry demand for agricultural equipment in 2001 showed mixed results within the major markets of the world compared to the prior year. Commodity prices remained at relatively low levels in 2001 caused by high global commodity stocks and lower export demand for farm commodities. These conditions adversely affect farm income thereby negatively impacting demand for new equipment purchases.

     In the United States and Canada, industry retail unit sales of tractors and combines for 2001 increased approximately 10% and 9%, respectively, compared to 2000, reflecting an improvement from the relatively low industry levels in 2000. Our retail unit sales of tractors in North America increased and our retail unit sales of combines declined in 2001 compared to 2000. Delays related to the relocation and start-up of combine production in our Hesston, Kansas facility negatively impacted our 2001 sales.

     In Western Europe, industry retail unit sales of tractors declined approximately 7% for 2001 compared to 2000. Concerns over BSE (mad cow disease) and foot-and-mouth disease in the first half of 2001 contributed to the decline but subsequently diminished in the second half of the year. Our retail unit sales for 2001 also declined compared to 2000.

     In South America, industry retail unit sales of tractors in 2001 increased approximately 13% compared to 2000. The major market of Brazil continued its strong growth due to full availability of a supplemental Brazilian government subsidized retail financing program. The growth in the Brazilian market was partially offset by declines in the Argentina market. Our retail unit sales also increased in 2001 compared to the prior year.

     In our other international markets, our net sales for 2001 were below the prior year. The majority of the decline related to sales in Middle Eastern markets.

  Statements of Operations

     Net sales for 2001 were $2,541.5 million compared to $2,336.1 million for 2000. Net sales generated by Ag-Chem subsequent to acquisition in 2001 were $148.5 million. Net sales for 2001 were negatively impacted by foreign currency translation by approximately $127.3 million due to the strength of the U.S. dollar in relation to the Euro and Brazilian real. Excluding the impact of the Ag-Chem acquisition and foreign currency translation, net sales were 7.9% higher than 2000.

     Net sales in North America increased $77.4 million, or 12.2%, in 2001 over 2000 due primarily to improved market conditions. In addition, combine sales were higher in 2001 than in 2000 resulting from increased combine production, which was limited in 2000 by its relocation to Hesston, Kansas during the second half of the year. In the Europe/Africa/Middle East region, net sales decreased $33.6 million, or 2.6%, compared to 2000 primarily due to the negative impact of foreign currency translation and the result of industry declines in Western Europe. Net sales in South America increased $15.0 million, or 6.2%, compared to 2000 with strong sales increases being partially offset by the impact of currency translation. In the Asia/Pacific region, net sales decreased approximately $0.5 million, or 0.5%, compared to 2000 primarily due to the impact of currency translation. In the Sprayer Division, net sales increased $147.1 million compared to 2000 primarily due to the acquisition of Ag-Chem, which contributed net sales of approximately $148.5 million.

     Gross profit was $434.8 million (17.1% of net sales) in 2001 compared to $376.6 million (16.1% of net sales) for 2000. Gross margins improved primarily due to cost reduction initiatives and the impact of new higher margin products. This margin improvement was offset, in part, by cost inefficiencies during the first three quarters of 2001 in the Hesston, Kansas manufacturing facility of approximately $7.9 million during the initial production of products relocated from closed facilities. These inefficiencies were primarily associated with the initial production run of combines and planters in this facility.

     Selling, general and administrative ("SG&A") expenses for 2001 were $257.0 million (10.1% of net sales) compared to $228.2 million (9.8% of net sales) for 2000. The increase as a percentage of net sales was the result of Ag-Chem, which had a higher SG&A expense ratio to net sales than the remainder of our operations. Engineering expenses for 2001 were $49.6 million (2.0% of net sales) compared to $45.6 million (2.0% of net sales) for 2000. This increase is due to the inclusion of a full year of engineering expenses of Hay & Forage Industries acquired in May 2000 and the addition of Ag-Chem subsequent to acquisition.

     We recorded restructuring expenses of $13.0 million for 2001 and $21.9 million for 2000. The restructuring expenses in 2001 included $8.5 million for the integration Ag-Chem and $4.5 million for manufacturing facility rationalization programs. See "Restructuring and Other Infrequent Expenses" for further discussion. For 2000, the restructuring expenses were costs primarily associated with manufacturing facility closures.

     Amortization of intangibles increased to $18.5 million in 2001 from $15.1 million in 2000 primarily due to the amortization of goodwill and other acquired intangibles associated with the Ag-Chem acquisition.

     Income from operations was $96.7 million (3.8% of net sales) for 2001 compared to $65.8 million (2.8% of net sales) for 2000. Excluding restructuring expenses, operating income was $109.7 million (4.3% of net sales) for 2001 compared to $87.7 million (3.8% of net sales) for 2000. The improvement is due to higher gross margins as discussed previously.

     Interest expense, net was $58.6 million for 2001 compared to $46.6 million for 2000. The increase in interest expense primarily relates to increased indebtedness related to the Ag-Chem acquisition partially offset by a decline in interest rates and the reduction in borrowings associated with new securitization facilities. Interest expense, net for 2001 also included a $2.0 million fee for the successful waiver solicitation on the Company's 8 1/2% Senior Subordinated Notes.

     Other expense, net was $23.4 million in 2001 compared to $33.1 million in 2000. Losses on sales of receivables primarily under securitization facilities were $23.5 million compared to $24.5 million in 2000. The amount in 2001 included approximately $3.6 million of up-front losses and transaction costs associated with the initial funding of new securitization facilities in Europe and Canada totaling $152.0 million. The 2000 amount included $7.1 million of up-front losses and transaction costs associated with the initial

$200.0 million funding of a U.S. securitization facility. Other expense, net for 2001 also included a gain of $5.2 million associated with the sale of a minority interest investment in a European agricultural equipment company.

     We recorded an income tax provision of $1.9 million in 2001 compared to an income tax benefit of $7.6 million in 2000. The 2001 provision reflects a lower tax provision on foreign income. The 2000 tax benefit includes a benefit for the recognition of a United States tax credit carryback of approximately $2.0 million. At December 31, 2001, we had deferred tax assets of $206.5 million, including $141.6 million related to net operating loss carryforwards. The amount of net operating losses has grown in the past three years primarily as a result of tax losses in the United States. These losses resulted from the industry decline in the U.S. market and from restructuring expenses associated with facility closures. Realization of the resulting deferred tax assets is dependent on generating sufficient taxable income in future periods. We have established valuation allowances of $52.7 million primarily related to net operating loss carryforwards in foreign jurisdictions where it is more likely than not that the losses will expire unused. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

     Equity in earnings of affiliates was $10.6 million for 2001 compared to $9.8 million for 2000. The increase in earnings was primarily the result of reduced losses in the Argentina engine joint venture. Equity in earnings in retail finance joint ventures in 2001 was consistent with the prior year.

  2000 COMPARED TO 1999

     Net income in 2000 was $3.5 million, or $0.06 per diluted share, compared to a loss of $11.5 million, or $0.20 per diluted share, in 1999. Our results included restructuring expenses of $21.9 million, or $0.22 per diluted share, in 2000 and $24.5 million, or $0.26 per diluted share, in 1999 associated with the closure of manufacturing facilities announced in 1999 and 2000. In addition, the results for 2000 included an $8.0 million loss, or $0.08 per share, associated with the completion of an accounts receivable securitization facility in January 2000 (see "Liquidity and Capital Resources"). Our results improved in 2000 primarily due to improved gross margins resulting from cost of sales reductions achieved through facility rationalizations and other initiatives.

  Acquisitions

     In May 2000, we acquired from CNH Global N.V. its 50% share in Hay and Forage Industries ("HFI") for $10 million. This acquisition terminated a joint venture agreement pursuant to which we and CNH each owned 50% interests in HFI, thereby providing us with sole ownership. HFI, located in Hesston, Kansas, develops and manufactures hay and forage equipment and implements that we sell under various brand names.

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

     In Western Europe, industry unit retail sales of tractors for 2000 declined approximately 8% compared to 1999. The reduction was experienced in all significant Western European markets. Our unit retail sales in Western Europe in 2000 also declined compared to 1999. We experienced favorable acceptance of new tractor lines introduced in 1999 and 2000. However, retail unit sales of our UK-built products were negatively impacted by the weakness of the Euro versus the British pound.

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

     Regionally, net sales in North America increased by $49.6 million, or 9%, compared to 1999. The increase was the result of our efforts in 1999 to lower dealer inventory levels by reducing wholesale shipments to dealers. In the Europe/Africa/Middle East region, net sales in 2000 decreased by $191.1 million, or 13%, compared to 1999, primarily due to the negative impact of foreign currency translation and industry declines in Western Europe. Net sales in South America increased by $35.5 million, or 17%, compared to 1999, due to favorable market conditions in Brazil. In the Asia/Pacific region, net sales increased by $2.1 million, or 2%, compared to 1999, primarily due to improvements in market demand in the Far East markets. Net sales in the Sprayer division increased $3.6 million, or 9%, over 1999.

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

     We recorded restructuring and other infrequent expenses of $21.9 million and $24.5 million in 2000 and 1999, respectively. The restructuring expenses related to the closing of its Coldwater, Ohio; Independence, Missouri; Lockney, Texas; and Noetinger, Argentina manufacturing facilities announced in 1999 and 2000. These restructuring expenses related to employee severance, facility closure costs, the write-down of property, plant and equipment and production transition costs. In addition, the restructuring expenses in 2000 were net of a $3.0 million reduction related to a reversal of restructuring reserves established in 1997. See "Restructuring and Other Infrequent Expenses" for additional information.

     Income from operations was $65.8 million for 2000 compared to $40.6 million in 1999. Excluding restructuring expenses, operating income was $87.7 million (3.8% of net sales) in 2000 compared to $65.1 million (2.7% of net sales) in 1999. Operating income increased primarily as a result of improved gross margins primarily related to cost of sales reductions achieved in 2000. These improvements were partially offset by the impact of currency translation that reduced 2000 operating income by approximately $16.0 million.

     Interest expense, net was $46.6 million in 2000 compared to $57.6 million in 1999. The reduction in interest expense is due to a $200 million reduction in outstanding debt as a result of the United States accounts receivable securitization transaction completed during the first quarter of 2000 (see "Liquidity and Capital Resources").

     Other expense, net was $33.1 million in 2000 compared to $15.2 million in 1999. The increase in other expense is related to losses on sales of receivables in connection with the establishment of the U.S. securitization facility in January 2000. We recorded losses totaling $24.5 million in 2000 including a loss of $7.1 million related to the initial funding of the U.S. securitization facility.

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

                                                          THREE MONTHS ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
2001:
Net sales.................................   $532.1    $659.3       $577.2        $772.9
Gross profit..............................     82.5     113.7        102.6         136.0
Income from operations(1).................      7.7      29.4         16.7          42.9
Net income (loss)(1)(2)...................     (5.8)      4.8          0.4          23.2
Net income (loss) per common share --
  diluted(1)(2)...........................    (0.10)     0.07         0.01          0.32
2000:
Net sales.................................   $534.8    $640.8       $521.1        $639.4
Gross profit..............................     77.1     105.0         90.3         104.2
Income from operations(1).................      2.0      22.2         13.1          28.5
Net income (loss)(1)......................    (10.7)      4.1          2.4           7.7
Net income (loss) per common share --
  diluted(1)..............................    (0.18)     0.07         0.04          0.13

---------------

(1) For 2001, the quarters ended March 31, June 30, September 30 and December 31 include restructuring and other infrequent expenses of $2.3 million, $3.3 million, $4.9 million and $2.5 million, respectively, thereby reducing net income per common share on a diluted basis by $0.02, $0.03, $0.04 and $0.02, respectively. For 2000, the quarters ended March 31, June 30, September 30 and December 31 include restructuring and other infrequent expenses of $1.9 million, $13.1 million, $4.5 million and $2.4 million, respectively, thereby reducing net income per common share on a diluted basis by $0.02, $0.13, $0.05 and $0.02, respectively.

(2) The quarter ended June 30, 2001 includes an extraordinary loss, net of taxes, of $0.8 million or $0.01 per share.

     To the extent possible, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize investments in inventory. However, retail sales of agricultural equipment are highly seasonal, with farmers traditionally purchasing agricultural equipment in the spring and fall in conjunction with the major planting and harvesting seasons.

AG-CHEM ACQUISITION

     On April 16, 2001, we completed the acquisition of Ag-Chem. We paid Ag-Chem shareholders approximately $247.2 million consisting of approximately 11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under our revolving credit facility.

     The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") No. 16, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, we established liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem's Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and fifteen parts and service facilities. The activity related to these liabilities is summarized in the following table (in millions):

                                                                                BALANCE AT
                                                      LIABILITIES   EXPENSES   DECEMBER 31,
                                                      ESTABLISHED   INCURRED       2001
                                                      -----------   --------   ------------
Employee severance..................................     $2.6         $2.5         $0.1
Employee relocation expense.........................      0.3          0.2          0.1
Facility closure costs..............................      0.2           --          0.2
                                                         ----         ----         ----
                                                         $3.1         $2.7         $0.4
                                                         ====         ====         ====

     The severance relates to the planned termination of approximately 350 Ag-Chem employees, of which approximately 340 had been terminated as of December 31, 2001.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     In the second quarter of 2001, we announced our intention to rationalize certain facilities as part of our Ag-Chem acquisition integration plan. The Company consolidated our existing Willmar, Minnesota manufacturing facility and Ag-Chem's Benson, Minnesota manufacturing facility into Ag-Chem's Jackson, Minnesota manufacturing plant. In addition, the Company closed Ag-Chem's Minnetonka, Minnesota administrative offices and relocated the majority of functions to the Jackson facility. Lastly, we closed fifteen Ag-Chem parts and service facilities and integrated parts warehousing and logistics into our existing North America parts distribution system. These closures are expected to result in the reduction of cost of goods sold and operating expenses for the combined businesses and generate a portion of the targeted $30 million of synergies to be achieved in the acquisition. We anticipate that a majority of these savings will be achieved in 2002.

     In connection with these closures, we recorded restructuring and other infrequent expenses of $8.5 million in 2001. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                                                              BALANCE AT
                                                         2001     EXPENSES   DECEMBER 31,
                                                        EXPENSE   INCURRED       2001
                                                        -------   --------   ------------
Employee severance....................................   $1.3       $0.7         $0.6
Employee retention payments...........................    1.4        1.2          0.2
Facility closure costs................................    0.8        0.7          0.1
Write-down of property, plant and equipment...........    0.4        0.4           --
Facility relocation and transition costs..............    4.6        4.6           --
                                                         ----       ----         ----
                                                         $8.5       $7.6         $0.9
                                                         ====       ====         ====

     The severance relates to the planned termination of approximately 200 AGCO employees of which approximately 190 were terminated as of December 31, 2001. The employee retention payments relate to incentives to be paid to Ag-Chem and AGCO employees who remain employed until certain future termination dates and are accrued over the term of retention period. The facility closure costs include employee costs and other exit costs to be incurred at Willmar after operations cease. The write-down of property, plant and equipment represents the impairment of machinery and equipment at Willmar from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate employees, inventory and machinery and costs to integrate operations into the remaining facilities. The $0.9 million of costs accrued at December 31, 2001 are expected to be incurred in 2002.

     From 1999 to 2001, we completed several manufacturing rationalization initiatives, which included the closure in 1999 of our Coldwater, Ohio tractor and implement facility and the closures in 2000 of our combine manufacturing facility in Independence, Missouri and our implement manufacturing facilities in Lockney, Texas and Noetinger, Argentina. These initiatives included the relocation of the majority of production and engineering in these facilities to other existing facilities. The closure of these facilities is consistent with our strategy to reduce excess manufacturing capacity. Due to declines in industry demand since 1998, we determined that closure of these facilities and redeployment of the majority of production to other existing facilities and the remaining production to third-party suppliers was necessary to address the excess capacity in our U.S. and South American manufacturing plants. The manufacturing facility rationalization resulted in significant cost savings and improved the overall competitiveness of implements, hay equipment, high horsepower tractors and combines produced in these plants. We closed the Coldwater plant in 1999 and the Independence, Lockney and Noetinger plants in 2000. The rationalization of these production facilities is expected to generate annual cost savings of $20 million to $25 million from the elimination of production overhead costs and other efficiencies. We believe we achieved our savings targets in 2001 except for start-up inefficiencies of $7.9 million experienced in our Hesston manufacturing facility due to the initial production of combines and planters in the facility. A summary of expenses and related reserves associated with these initiatives is summarized in the following table (in millions):

                                                                                  BALANCE AT
                                       1999       2000       2001     EXPENSES   DECEMBER 31,
                                     EXPENSES   EXPENSES   EXPENSES   INCURRED       2001
                                     --------   --------   --------   --------   ------------
Employee severance.................   $ 1.9      $ 6.9      $ 0.4      $ 8.6         $0.6
Facility closure costs.............     7.7        5.4       (0.7)      12.0          0.4
Write-down of property, plant and
  equipment, net of recoveries.....    14.9        1.3       (0.7)      15.5           --
Production transition costs........      --       11.3        5.5       16.8           --
                                      -----      -----      -----      -----         ----
                                      $24.5      $24.9      $ 4.5      $52.9         $1.0
                                      =====      =====      =====      =====         ====

     The severance costs relate to the termination of approximately 1,050 employees of which all employees had been terminated at December 31, 2001. The facility closure costs include employee costs and other exit costs to be incurred after operations ceased in addition to noncancelable operating lease obligations. In 2001, we reversed $0.7 million of accrued facility closure costs which will not be incurred. The write-down of property, plant and equipment represents the impairment of assets resulting from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The write-down consisted of $0.5 million in 2000 and $7.0 million in 1999 related to machinery and equipment and $0.8 million in 2000 and $7.9 million in 1999 for building and improvements. In 2001, we recorded a recovery of $0.7 million for the sale of machinery and equipment. The write-down, net of recoveries, consisted of $11.6 related to Coldwater, $1.2 million related to Independence and $2.7 million related to Noetinger. The estimated fair value of the equipment and buildings was determined based on current conditions in the applicable markets. The machinery, equipment and tooling have been disposed of and the buildings and improvements are currently being marketed for sale. The production transition costs, which we expensed as incurred, represent costs to relocate and integrate production and engineering into other existing AGCO facilities. The remaining costs accrued at December 31, 2001 are expected to be incurred in 2002 and 2003.

     In 1998, we recorded restructuring and other infrequent expenses of $40.0 million primarily related to severance and related costs associated with the reduction in our worldwide permanent workforce of approximately 1,400 employees. As of December 31, 2001, approximately $0.4 million of accrued severance remained to be paid. We expect the remaining costs to be paid in 2002.

CATERPILLAR CHALLENGER ACQUISITION

     On March 5, 2002, we completed our acquisition of the design, assembly and marketing of Caterpillar Inc.'s new MT Series of Challenger tractors. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21 million based on the closing price of our common stock on the acquisition date. In addition, we expect to purchase approximately $13 million of initial production inventory from Caterpillar. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we plan to provide Caterpillar dealers with additional products that should broaden their equipment offerings and enhance their competitive position. The results of operations for this product line will be included in our results as of the date of the acquisition. Since the Challenger tractors will not be sold until May 2002 and the complementary products will not be fully available in 2002, we anticipate that the impact of this acquisition will be neutral to slightly negative to earnings in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     During 2001, we completed a number of transactions, which modified our capital structure and replaced our existing revolving credit facility, which was scheduled to expire in January 2002.

     We entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of our U.S., Canadian and U.K. based assets and a pledge of the stock of our domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at our option, at either (1) LIBOR plus a margin based on a ratio of our senior debt to EBITDA, as adjusted, or (2) the administrative agent's base lending rate or the federal funds rate plus a margin ranging between 0.625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, we must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. The proceeds were used to repay borrowings outstanding under our existing revolving credit facility. As of December 31, 2001, we had borrowings of $89.0 million and availability to borrow $256.6 million under the revolving credit facility.

     We issued $250.0 million of 9 1/2% Senior Notes due 2008. The senior notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the senior notes requires us to offer to repurchase the senior notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that among other things, limits our ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases. The proceeds were used to pay borrowings outstanding under our existing revolving credit facility and support the financing of the Ag-Chem acquisition.

     Lastly, we completed additional accounts receivable securitization facilities totaling approximately $152.0 million whereby certain European and Canadian wholesale accounts receivable may be sold to a third party on a revolving basis. We used the proceeds from these securitization facilities to reduce outstanding borrowings under our new revolving credit facility. In 2000, we completed a $250 million securitization facility for the sale of United States accounts receivable on a revolving basis.

     As a result, our primary financing and funding sources are the $250.0 million 8 1/2% Senior Subordinated Notes due 2006, the $250.0 million 9 1/2% Senior Notes due 2008, a $350.0 million revolving credit facility and approximately $410.0 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

     We meet our short-term liquidity requirements through utilization of our revolving credit facility and the accounts receivable securitization facilities. Our revolving credit facility is committed through October 2005 and is subject to maintaining certain covenants as described above. The securitization facilities each have terms of five years but are subject to annual renewal. These facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities is dependent upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions including Rabobank. These liquidity commitments would provide us with interim funding and should allow us time to find alternative sources of working capital financing, if necessary.

     Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. As of December 31, 2001, the unpaid balance of receivables sold was approximately $508.9 million, of which funding of $402.0 million had been advanced to us. The funded balance of $402.0 million has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to the receivables required to be contributed to the commercial paper conduit in excess of the amount funded. Currently, this receivable requirement is approximately 15% in excess of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables.

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $539.7 million of working capital at December 31, 2001, a decrease of $64.2 million from working capital of $603.9 million at December 31, 2000. Accounts receivable and inventory combined were $103.3 million lower than the prior year. The change includes a $145.0 million reduction resulting from the increased sales of receivables in 2001, offset by the addition of $106.8 million of Ag-Chem receivables and inventory. The net change in receivables and inventory, excluding these items is a reduction of approximately $65.1 million compared to December 31, 2000. The majority of this reduction is due to currency translation.

     Cash flow provided by operating activities was $225.4 million for 2001 compared to $174.4 million for 2000. Operating cash flow benefited from an additional $145.0 million in receivables sales in 2001 and $200.0 million in 2000. Excluding securitization impacts, operating cash flow improved compared to the prior year.

     Capital expenditures for 2001 were $39.3 million compared to $57.7 million for 2000. The decrease in capital expenditures was primarily due to the completion of capital expansion projects related to facility rationalizations. We anticipate that capital expenditures for 2002 will range from approximately $45.0 million to $55.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders' equity) was 43.6% at December 31, 2001 compared to 41.9% at December 31, 2000. The increase is primarily attributable to higher debt incurred in connection with the Ag-Chem acquisition partially offset by the reduction in debt resulting from increased funding of accounts receivable securitization facilities as well as the negative impact of currency translation on our equity balance.

     We believe that available borrowings under the revolving credit facility, funding under the accounts receivable securitization facilities, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

     From time to time, we review and will continue to review acquisition and joint venture opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our credit facilities or complete public or private offerings of equity or debt securities.

CONTRACTUAL COMMITMENTS

     During 1999, we entered into a sale/leaseback transaction involving certain real property. The proceeds from the transaction of $18.7 million were used to reduce the outstanding borrowings under the revolving credit facility. The terms of the lease require us to pay approximately $2.0 million per year for fifteen years at which time we have the option to extend the lease with annual payments ranging from $2.2 million to $2.7 million. In accordance with SFAS No. 13, we have accounted for the lease as an operating lease.

     At December 31, 2001, we were obligated under certain circumstances to purchase through the year 2005 up to $4.2 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, whereby we are obligated to repurchase repossessed inventory at market values. Management believes that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial position or results of operations.

     At December 31, 2001, we guaranteed indebtedness owed to third parties of approximately $15.1 million, primarily related to dealer and end user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

RELATED PARTIES

     Rabobank Nederland, a AAA rated financial institution based in the Netherlands, is a 51% owner in our retail finance joint ventures which are located in the United States, Canada, the United Kingdom, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The finance joint ventures are also financed by lines of credit with Rabobank. These credit facilities are not directly guaranteed by us.

     In 2000, the Company entered into supply agreements with SAME Deutz-Fahr Group S.p.A. ("SDFG") whereby SDFG supplies certain orchard and vineyard tractors and AGCO supplies SDFG with combines in the European market. At December 31, 2001, SDFG owned approximately 5% of AGCO's common stock, but has no involvement in AGCO management.

     During 2001, we had net sales of $87.0 million to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of our Board of Directors.

OUTLOOK

     Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities and general economic conditions.

     Worldwide industry demand of agricultural equipment is expected to remain principally unchanged for 2002, as industry fundamentals, including commodity prices, are not anticipated to improve meaningfully in 2002. In the U.S., the proposed U.S. Farm Bill may provide more stability to farm income and farmer confidence. In Europe, farm consolidation and CAP reform will continue to negatively impact industry demand while concerns over livestock diseases, which impacted 2001 demand, have receded. In South America, Brazilian farm economics remain strong, however, equipment demand in 2002 will continue to be dependent on the availability of subsidized financing.

     In light of the flat industry conditions, AGCO expects to continue to generate earnings growth in 2002 from cost reduction initiatives, the positive impact of upgraded product offerings and a full-year inclusion of Ag-Chem's results with acquisition synergies. In addition, we anticipate that the impact of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, which eliminates the amortization of goodwill, will result in an increase in operating income in 2002 of $18 million. This impact to operating income will be more than offset by increased restricted stock expense associated with awards earned in 2002 under our Long-Term Incentive Plan. These awards are earned upon increases in the price of our common stock, which has increased significantly to date in 2002. Based on the restricted shares earned to date in 2002, we will record compensation expense of approximately $27 million, or $0.24 per share in the first quarter of 2002, of which approximately $15 million is non-cash expense.

     As discussed further in "Accounting Changes," we expect the adoption of SFAS No. 142 will result in a non-cash goodwill impairment charge of $18 million to $28 million on a pre-tax basis recorded as a cumulative effect of an accounting change.

FOREIGN CURRENCY RISK MANAGEMENT

     We have significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia which is primarily denominated in British pounds, Euros or U.S. dollars (See "Segment Reporting" in the Notes to consolidated financial statements for sales by customer location). Our most significant transactional foreign currency exposures are the British pound in relation to the Euro and the British pound, Euro, Brazilian real and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

     We attempt to manage our transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain of our exposures through the use of foreign currency forward contracts. Our hedging policy prohibits foreign currency forward contracts for speculative trading purposes. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. Our most significant translation exposures are the British pound, the Euro and the Brazilian real in relation to the U.S. dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2001 stated in U.S. dollars are as follows:

                                                          NET
                                                        NOTIONAL    AVERAGE       FAIR
                                                         AMOUNT     CONTRACT      VALUE
                                                       BUY/(SELL)    RATE*     GAIN/(LOSS)
                                                       ----------   --------   -----------
                                                                  (IN MILLIONS)
Australian dollar....................................    $  0.6        1.97       $  --
British pound........................................      45.5        0.70         0.2
Canadian dollar......................................     (39.9)       1.59         0.5
Danish krone.........................................     (16.9)       8.31        (0.1)
Euro dollar..........................................      82.0        1.13        (0.2)
Japanese yen.........................................       5.2      131.27        (0.4)
Mexican peso.........................................      11.3        9.21          --
Norwegian krone......................................      (6.8)       8.99          --
South African rand...................................      (0.8)      12.04          --
Swedish krona........................................      (5.9)      10.49          --
Swiss franc..........................................      (1.0)       1.66          --
                                                         ------                   -----
                                                         $ 73.3                   $  --
                                                         ======                   =====

---------------

* per U.S. dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

     In January of 2002, the Argentine Peso incurred a significant devaluation. We accounted for this devaluation as of December 31, 2001 resulting in a negative currency translation adjustment to stockholder's equity of approximately $38 million.

INTEREST RATES

     We manage interest rate risk through the use of fixed rate debt and interest rate swap contracts. We have fixed rate debt from our $250 million
8 1/2% Senior Subordinated Notes due 2006 and our $250 million 9 1/2% Senior Notes due 2008. During 2001, we had an interest rate swap contract outstanding to further minimize the effect of potential interest rate increases on floating rate debt. This contract expired on December 31, 2001 and we currently have no interest rate swap contracts outstanding. For 2001, the interest rate swap had the effect of converting a portion of our floating rate indebtedness to a fixed rate of 6.1%. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net, excluding the effect of the interest rate swap contract for 2001, would have increased by approximately $2.1 million.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 in the notes to consolidated financial statements. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that our judgments, estimates and assumptions are reasonable. However, due to the level of judgment, complexity, and the period of time over which many items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations. We believe that our application of policies involving significant judgments, estimates and complexity utilized in our financial statements include the establishment of the following:

     Allowances for Discounts and Sales Incentives -- Allowances for discounts and sales incentives are made at the time of sale based on retail sales incentive programs available to the dealer or the retail customer. The cost of these programs is dependent on various factors including the timing of the retail sale and the volume of sales achieved by the dealer. These retail sales incentives may also be revised between the time we record the sale and the time the retail sale occurs. We monitor these factors and revise our provisions when necessary.

     Allowances for Surplus and Obsolete Inventory -- Our allowances for surplus and obsolete inventory are based on historical usage and sales patterns and estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory allowances.

     Valuation Allowances for Deferred Tax Assets -- Valuation allowances for deferred tax assets are established when we estimate it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections.

     Warranty Reserves -- Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are based on historical experience of the nature, frequency and average cost of warranty claims. We frequently review warranty trends to monitor our estimates and develop actions to minimize future claims.

     Insurance Reserves -- Insurance reserves are provided for our estimates of losses due to claims for worker's compensation, product liability and other liabilities for which we are self-insured. These estimates are based on the ultimate value of claims, which often have long periods of resolution. We closely monitor the claims to maintain adequate reserves.

     Additional details for these accounts are located in Note 1 to the consolidated financial statements with the exception of the valuation allowances for deferred taxes which are located in Note 6 to the consolidated financial statements.

ACCOUNTING CHANGES

     In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting treatment is met. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. As discussed further in Note 11 to the consolidated financial statements, we adopted SFAS No. 133 on January 1, 2001.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite lived assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite lived assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite lived assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in 2002, which could have an adverse effect on our future results of operations if an impairment occurs. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. This assessment involves determining an estimate of the fair value of our reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values will be derived based on an evaluation of past and expected future performance of our reporting units. Any impairment charge from this initial assessment will be recorded as a cumulative effect of an accounting change. We are currently performing the initial fair value assessment. Although the assessment has not been completed and is subject to change, we estimate that the cumulative effect of adopting this standard will result in a non-cash charge of $18 million to $28 million on a pre-tax basis. We expect to complete our assessment and record the impact of adoption of the standard in the first quarter of 2002. The adoption of this standard will also benefit pre-tax earnings beginning in 2002 by approximately $18 million, or $.16 per share, from reduced amortization of intangibles.

     In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are evaluating the effect of this statement on our results of operations and financial position, but do not believe the impact will be material.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the statement of operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. This standard will not impact our current results of operations or financial position, but will be applied if appropriate circumstances arise.

FORWARD LOOKING STATEMENTS

     Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K are forward looking, including certain statements set forth under the headings "Results of Operations" and "Liquidity and Capital Resources." Forward looking statements include our expectations with respect to factors that affect industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although we believe that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect our results is included in our filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Currency Risk Management" and "-- Interest Rates" on pages 28 through 29 under Item 7 of this Form 10-K is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of AGCO and its subsidiaries for the year ended December 31, 2001 are included in this item:

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    34
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    35
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    36
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............    37
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    38
Notes to Consolidated Financial Statements..................    39

     The information under the heading "Quarterly Results" of Item 7 on page 22 of this Form 10-K is incorporated herein by reference.

     The financial statements of AGCO Finance LLC (formerly Agricredit Acceptance LLC) included as Exhibits 99.1 and 99.2 to this Form 10-K are incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AGCO Corporation:

     We have audited the accompanying consolidated balance sheets of AGCO CORPORATION AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 11 to the consolidated financial statements, in accordance with the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," AGCO Corporation and Subsidiaries changed their method of accounting for derivative instruments and hedging activities effective January 1, 2001.

                                          /s/ Arthur Andersen LLP

Atlanta, Georgia
February 6, 2002

                                AGCO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................  $2,541.5   $2,336.1   $2,436.4
Cost of goods sold..........................................   2,106.7    1,959.5    2,078.7
                                                              --------   --------   --------
  Gross profit..............................................     434.8      376.6      357.7
Selling, general and administrative expenses................     257.0      228.2      233.2
Engineering expenses........................................      49.6       45.6       44.6
Restructuring and other infrequent expenses.................      13.0       21.9       24.5
Amortization of intangibles.................................      18.5       15.1       14.8
                                                              --------   --------   --------
  Income from operations....................................      96.7       65.8       40.6
Interest expense, net.......................................      58.6       46.6       57.6
Other expense, net..........................................      23.4       33.1       15.2
                                                              --------   --------   --------
Income (loss) before income taxes, equity in net earnings of
  affiliates and extraordinary loss.........................      14.7      (13.9)     (32.2)
Income tax provision (benefit)..............................       1.9       (7.6)     (10.2)
                                                              --------   --------   --------
Income (loss) before equity in net earnings of affiliates
  and extraordinary loss....................................      12.8       (6.3)     (22.0)
Equity in net earnings of affiliates........................      10.6        9.8       10.5
                                                              --------   --------   --------
Income (loss) before extraordinary loss.....................      23.4        3.5      (11.5)
Extraordinary loss, net of taxes............................      (0.8)        --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $   22.6   $    3.5   $  (11.5)
                                                              ========   ========   ========
Net income (loss) per common share:
  Basic:
     Income (loss) before extraordinary loss................  $   0.34   $   0.06   $  (0.20)
     Extraordinary loss, net of taxes.......................     (0.01)        --         --
                                                              --------   --------   --------
     Net income (loss)......................................  $   0.33   $   0.06   $  (0.20)
                                                              ========   ========   ========
  Diluted:
     Income (loss) before extraordinary loss................  $   0.34   $   0.06   $  (0.20)
     Extraordinary loss, net of taxes.......................     (0.01)        --         --
                                                              --------   --------   --------
     Net income (loss)......................................  $   0.33   $   0.06   $  (0.20)
                                                              ========   ========   ========
Weighted average number of common and common equivalent
  shares outstanding:
  Basic.....................................................      68.3       59.2       58.7
                                                              ========   ========   ========
  Diluted...................................................      68.5       59.7       58.7
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                                AGCO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   28.9       $   13.3
  Accounts and notes receivable, net........................       471.9          602.9
  Inventories, net..........................................       558.8          531.1
  Other current assets......................................       122.9           93.0
                                                                --------       --------
          Total current assets..............................     1,182.5        1,240.3
Property, plant and equipment, net..........................       316.9          316.2
Investment in affiliates....................................        69.6           85.3
Other assets................................................       190.9          176.0
Intangible assets, net......................................       413.4          286.4
                                                                --------       --------
          Total assets......................................    $2,173.3       $2,104.2
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  272.2       $  244.4
  Accrued expenses..........................................       350.7          357.6
  Other current liabilities.................................        19.9           34.4
                                                                --------       --------
          Total current liabilities.........................       642.8          636.4
Long-term debt..............................................       617.7          570.2
Postretirement health care benefits.........................        25.6           27.5
Other noncurrent liabilities................................        87.8           80.2
                                                                --------       --------
          Total liabilities.................................     1,373.9        1,314.3
                                                                --------       --------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Common stock; $0.01 par value, 150,000,000 shares
     authorized, 72,311,107 and 59,589,428 shares issued and
     outstanding in 2001 and 2000, respectively.............         0.7            0.6
  Additional paid-in capital................................       531.5          427.1
  Retained earnings.........................................       645.0          622.9
  Unearned compensation.....................................        (0.6)          (1.4)
  Accumulated other comprehensive loss......................      (377.2)        (259.3)
                                                                --------       --------
          Total stockholders' equity........................       799.4          789.9
                                                                --------       --------
          Total liabilities and stockholders' equity........    $2,173.3       $2,104.2
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                                AGCO CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                  PREFERRED STOCK      COMMON STOCK       ADDITIONAL
                                                  ---------------   -------------------    PAID-IN     RETAINED     UNEARNED
                                                  SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS   COMPENSATION
                                                  ------   ------   ----------   ------   ----------   --------   ------------
Balance, December 31, 1998......................     --      $--    59,535,921    $0.6      $427.3      $635.8       $(11.1)
 Net loss.......................................     --      --             --      --          --       (11.5)          --
 Issuance of restricted stock...................     --      --         26,500      --         0.2          --         (0.2)
 Stock options exercised........................     --      --         17,138      --         0.2          --           --
 Common stock dividends ($0.04 per common
   share).......................................     --      --             --      --          --        (2.4)          --
 Amortization of unearned compensation..........     --      --             --      --          --          --          6.2
 Change in cumulative translation adjustment....     --      --             --      --          --          --           --
                                                   ----      --     ----------    ----      ------      ------       ------
Balance, December 31, 1999......................     --      --     59,579,559     0.6       427.7       621.9         (5.1)
 Net income.....................................     --      --             --      --          --         3.5           --
 Forfeitures of restricted stock................     --      --        (29,833)     --        (0.9)         --          0.2
 Stock options exercised........................     --      --         39,702      --         0.3          --           --
 Common stock dividends ($0.04 per common
   share).......................................     --      --             --      --          --        (2.5)          --
 Amortization of unearned compensation..........     --      --             --      --          --          --          3.5
 Additional minimum pension liability...........     --      --             --      --          --          --           --
 Change in cumulative translation adjustment....     --      --             --      --          --          --           --
                                                   ----      --     ----------    ----      ------      ------       ------
Balance, December 31, 2000......................     --      --     59,589,428     0.6       427.1       622.9         (1.4)
 Net income.....................................     --      --             --      --          --        22.6           --
 Issuance of preferred shares...................    555      --             --      --         5.3          --           --
 Conversion of preferred shares into common
   stock........................................   (555)     --        555,000      --          --          --           --
 Issuance of common stock, net of offering
   expenses.....................................     --      --     11,799,377     0.1        99.2          --           --
 Issuance of restricted stock...................     --      --        226,960      --         3.5          --         (0.4)
 Tax difference on restricted stock expense.....     --      --             --      --        (4.7)         --           --
 Stock options exercised........................     --      --        140,342      --         1.1          --           --
 Common stock dividends ($0.01 per common
   share).......................................     --      --             --      --          --        (0.5)          --
 Amortization of unearned compensation..........     --      --             --      --          --          --          1.2
 Additional minimum pension liability, net......     --      --             --      --          --          --           --
 Deferred gains and losses on derivatives,
   net..........................................     --      --             --      --          --          --           --
 Deferred gains and losses on derivatives held
   by affiliates, net...........................     --      --             --      --          --          --           --
 Change in cumulative translation adjustment....     --      --             --      --          --          --           --
                                                   ----      --     ----------    ----      ------      ------       ------
Balance, December 31, 2001......................     --      $--    72,311,107    $0.7      $531.5      $645.0       $ (0.6)
                                                   ====      ==     ==========    ====      ======      ======       ======

                                                           ACCUMULATED OTHER COMPREHENSIVE LOSS
                                                  -------------------------------------------------------
                                                  ADDITIONAL                                 ACCUMULATED
                                                   MINIMUM      CUMULATIVE     DEFERRED         OTHER           TOTAL
                                                   PENSION     TRANSLATION     LOSSES ON    COMPREHENSIVE   STOCKHOLDERS'
                                                  LIABILITY     ADJUSTMENT    DERIVATIVES       LOSS           EQUITY
                                                  ----------   ------------   -----------   -------------   -------------
Balance, December 31, 1998......................    $   --       $ (70.5)        $  --         $ (70.5)        $ 982.1
 Net loss.......................................        --            --            --              --           (11.5)
 Issuance of restricted stock...................        --            --            --              --              --
 Stock options exercised........................        --            --            --              --             0.2
 Common stock dividends ($0.04 per common
   share).......................................        --            --            --              --            (2.4)
 Amortization of unearned compensation..........        --            --            --              --             6.2
 Change in cumulative translation adjustment....        --        (145.5)           --          (145.5)         (145.5)
                                                    ------       -------         -----         -------         -------
Balance, December 31, 1999......................        --        (216.0)           --          (216.0)          829.1
 Net income.....................................        --            --            --              --             3.5
 Forfeitures of restricted stock................        --            --            --              --            (0.7)
 Stock options exercised........................        --            --            --              --             0.3
 Common stock dividends ($0.04 per common
   share).......................................        --            --            --              --            (2.5)
 Amortization of unearned compensation..........        --            --            --              --             3.5
 Additional minimum pension liability...........      (2.8)           --            --            (2.8)           (2.8)
 Change in cumulative translation adjustment....        --         (40.5)           --           (40.5)          (40.5)
                                                    ------       -------         -----         -------         -------
Balance, December 31, 2000......................      (2.8)       (256.5)           --          (259.3)          789.9
 Net income.....................................        --            --            --              --            22.6
 Issuance of preferred shares...................        --            --            --              --             5.3
 Conversion of preferred shares into common
   stock........................................        --            --            --              --              --
 Issuance of common stock, net of offering
   expenses.....................................        --            --            --              --            99.3
 Issuance of restricted stock...................        --            --            --              --             3.1
 Tax difference on restricted stock expense.....        --            --            --              --            (4.7)
 Stock options exercised........................        --            --            --              --             1.1
 Common stock dividends ($0.01 per common
   share).......................................        --            --            --              --            (0.5)
 Amortization of unearned compensation..........        --            --            --              --             1.2
 Additional minimum pension liability, net......     (34.3)           --            --           (34.3)          (34.3)
 Deferred gains and losses on derivatives,
   net..........................................        --            --          (0.1)           (0.1)           (0.1)
 Deferred gains and losses on derivatives held
   by affiliates, net...........................        --            --          (5.8)           (5.8)           (5.8)
 Change in cumulative translation adjustment....        --         (77.7)           --           (77.7)          (77.7)
                                                    ------       -------         -----         -------         -------
Balance, December 31, 2001......................    $(37.1)      $(334.2)        $(5.9)        $(377.2)        $ 799.4
                                                    ======       =======         =====         =======         =======


                                                  COMPREHENSIVE
                                                      LOSS
                                                  -------------
Balance, December 31, 1998......................
 Net loss.......................................     $ (11.5)
 Issuance of restricted stock...................
 Stock options exercised........................
 Common stock dividends ($0.04 per common
   share).......................................
 Amortization of unearned compensation..........
 Change in cumulative translation adjustment....      (145.5)
                                                     -------
Balance, December 31, 1999......................      (157.0)
                                                     =======
 Net income.....................................         3.5
 Forfeitures of restricted stock................
 Stock options exercised........................
 Common stock dividends ($0.04 per common
   share).......................................
 Amortization of unearned compensation..........
 Additional minimum pension liability...........        (2.8)
 Change in cumulative translation adjustment....       (40.5)
                                                     -------
Balance, December 31, 2000......................       (39.8)
                                                     =======
 Net income.....................................        22.6
 Issuance of preferred shares...................
 Conversion of preferred shares into common
   stock........................................
 Issuance of common stock, net of offering
   expenses.....................................
 Issuance of restricted stock...................
 Tax difference on restricted stock expense.....
 Stock options exercised........................
 Common stock dividends ($0.01 per common
   share).......................................
 Amortization of unearned compensation..........
 Additional minimum pension liability, net......       (34.3)
 Deferred gains and losses on derivatives,
   net..........................................        (0.1)
 Deferred gains and losses on derivatives held
   by affiliates, net...........................        (5.8)
 Change in cumulative translation adjustment....       (77.7)
                                                     -------
Balance, December 31, 2001......................     $ (95.3)
                                                     =======

          See accompanying notes to consolidated financial statements.

                                AGCO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              ---------   -------   -------
                                                                      (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss).........................................  $    22.6   $   3.5   $ (11.5)
                                                              ---------   -------   -------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary loss, net of taxes.......................        0.8        --        --
     Depreciation and amortization..........................       51.9      51.6      55.8
     Amortization of intangibles............................       18.5      15.1      14.8
     Restricted stock compensation..........................        4.3       3.0       6.2
     Equity in net earnings of affiliates, net of cash
       received.............................................        4.0      (0.1)      2.4
     Deferred income tax benefit............................      (32.8)    (37.6)    (47.2)
     Write-down/(recoveries) of property, plant and
       equipment............................................       (0.3)      1.3      14.9
     Gain on sale of investment in affiliate................       (5.2)       --        --
     Changes in operating assets and liabilities, net of
       effects from purchase of businesses:
       Accounts and notes receivable, net...................      111.7     127.8     194.3
       Inventories, net.....................................       39.6      23.7      72.1
       Other current and noncurrent assets..................        1.0      (9.9)    (20.3)
       Accounts payable.....................................       16.0      (0.6)    (38.5)
       Accrued expenses.....................................       (8.2)     (7.8)     (3.5)
       Other current and noncurrent liabilities.............        1.5       4.4      (5.8)
                                                              ---------   -------   -------
          Total adjustments.................................      202.8     170.9     245.2
                                                              ---------   -------   -------
          Net cash provided by operating activities.........      225.4     174.4     233.7
                                                              ---------   -------   -------
Cash flows from investing activities:
  Purchases of property, plant and equipment................      (39.3)    (57.7)    (44.2)
  Proceeds from sales of property, plant and equipment......        4.7        --      18.7
  Sale/(purchase) of businesses, net........................     (147.5)    (10.0)      6.0
  Sale of/(investments in) affiliates, net..................        1.3      (2.0)     (1.1)
                                                              ---------   -------   -------
          Net cash used in investing activities.............     (180.8)    (69.7)    (20.6)
                                                              ---------   -------   -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    1,256.6     413.3     536.1
  Repayments of long-term debt..............................   (1,276.3)   (520.8)   (740.8)
  Proceeds from issuance of preferred and common stock......        6.4       0.3        --
  Payment of debt and common stock issuance costs...........      (13.1)       --        --
  Dividends paid on common stock............................       (0.5)     (2.5)     (2.4)
                                                              ---------   -------   -------
          Net cash used in financing activities.............      (26.9)   (109.7)   (207.1)
                                                              ---------   -------   -------
Effects of exchange rate changes on cash and cash
  equivalents...............................................       (2.1)     (1.3)     (2.3)
                                                              ---------   -------   -------
Increase (decrease) in cash and cash equivalents............       15.6      (6.3)      3.7
Cash and cash equivalents, beginning of period..............       13.3      19.6      15.9
                                                              ---------   -------   -------
Cash and cash equivalents, end of period....................  $    28.9   $  13.3   $  19.6
                                                              =========   =======   =======

          See accompanying notes to consolidated financial statements.

                                AGCO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

     AGCO Corporation ("AGCO" or the "Company") is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company's products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO(R), AGCO(R)Allis, AGCOSTAR(R), Ag-Chem(R), Farmhand(R), FENDT(TM), Fieldstar(R), GLEANER(R), Glencoe(R), Hesston(R), Lor(*)Al(R), Massey Ferguson(R), New Idea(R), RoGator(R), SOILTEQ, Spra-Coupe(R), Terra-Gator(R), Tye(R), White Tractors, White Planters and Willmar(R). The Company distributes most of its products through a combination of approximately 7,350 independent dealers, distributors, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through its retail finance joint ventures with Cooperative Centrale Raiffeisen-Boerenleenbank B.A.,"Rabobank Nederland".

  BASIS OF PRESENTATION

     The consolidated financial statements represent the consolidation of all majority-owned companies where controlling interest exists. The Company records all affiliate companies representing a 20% to 50% ownership using the equity method of accounting. Other investments representing an ownership of less than 20% are recorded at cost. All significant intercompany transactions have been eliminated to arrive at the consolidated financial statements.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

  REVENUE RECOGNITION

     Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to the independent dealer, distributor or other customer. Payment terms vary by market and product with fixed payment schedules on all sales. The Company does not offer consignment terms on any of its products. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title passes to the dealer or distributor upon shipment and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer or distributor. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program.

     In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer. If not already paid by the dealer in the United States and Canada, installment payments are required generally beginning 7 to 13 months after shipment with the remaining outstanding equipment balance generally due within 12 to 24 months of shipment. Interest is generally charged on the outstanding balance 4 to 13 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada are paid in full on average within twelve months of shipment. Sales of replacement parts are generally payable within 30 days of shipment with terms for some larger seasonal stock orders generally payable within 6 months of shipment.

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

  FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiaries are translated into U.S. currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in "Accumulated other comprehensive loss" in stockholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of operations.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to receivable and inventory allowances and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty and insurance.

  CASH AND CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less to be cash equivalents.

  ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company's terms of sale are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase dealer or distributor's unsold inventory, including inventory for which the receivable has already been paid.

     For sales outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to dealers or distributors in the United States and Canada, where approximately 29% of the Company's net sales were generated in 2001, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from 1 to 12 months with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer or distributor's sales volume during the preceding year. For the year ended December 31, 2001,

                                AGCO CORPORATION

20.7%, 5.1%, 1.9% and 1.3% of the Company's net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than above because the equipment receivable to dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

     Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Accounts and notes receivable allowances at December 31, 2001 and 2000 were as follows (in millions):

                                                               2001     2000
                                                              ------    -----
Sales incentive discounts...................................  $ 61.1    $54.9
Doubtful accounts...........................................    49.1     43.4
                                                              ------    -----
                                                              $110.2    $98.3
                                                              ======    =====

     The Company occasionally transfers certain accounts receivable to various financial institutions. The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB No. 125" (see Note 4).

  INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at December 31, 2001 and 2000 were as follows (in millions):

                                                               2001     2000
                                                              ------   ------
Finished goods..............................................  $235.8   $233.0
Repair and replacement parts................................   235.3    222.2
Work in process, production parts and raw materials.........   161.2    143.6
                                                              ------   ------
  Gross inventories.........................................   632.3    598.8
Allowance for surplus and obsolete inventories..............   (73.5)   (67.7)
                                                              ------   ------
  Inventories, net..........................................  $558.8   $531.1
                                                              ======   ======

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of 10 to 40 years for buildings and improvements, 3 to 15 years for machinery and equipment and 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.

                                AGCO CORPORATION

     Property, plant and equipment at December 31, 2001 and 2000 consisted of the following (in millions):

                                                               2001      2000
                                                              -------   -------
Land........................................................  $  36.6   $  39.1
Buildings and improvements..................................    120.6     104.6
Machinery and equipment.....................................    262.8     258.0
Furniture and fixtures......................................     61.7      55.3
                                                              -------   -------
  Gross property, plant and equipment.......................    481.7     457.0
Accumulated depreciation and amortization...................   (164.8)   (140.8)
                                                              -------   -------
  Property, plant and equipment, net........................  $ 316.9   $ 316.2
                                                              =======   =======

  INTANGIBLE ASSETS

     Intangible assets at December 31, 2001 and 2000 consisted of the following (in millions):

                                                                2001      2000
                                                               ------    ------
Goodwill....................................................   $400.7    $285.0
Trademarks..................................................     93.4      66.0
Other.......................................................      1.6       4.9
Accumulated amortization....................................    (82.3)    (69.5)
                                                               ------    ------
  Intangible assets, net....................................   $413.4    $286.4
                                                               ======    ======

     Through 2001, the excess of cost over net assets acquired ("goodwill") was being amortized to income on a straight-line basis over periods ranging from 10 to 40 years. The Company also assigned values to certain acquired trademarks, which are being amortized to income on a straight-line basis over 40 years. In 2002, the accounting for intangible assets will change based on the adoption of SFAS No. 142, "Goodwill and Other Intangibles." See Accounting Changes for discussion.

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

                                AGCO CORPORATION

  ACCRUED EXPENSES

     Accrued expenses at December 31, 2001 and 2000 consisted of the following (in millions):

                                                               2001     2000
                                                              ------   ------
Reserve for volume discounts and sales incentives...........  $ 91.4   $ 88.8
Warranty reserves...........................................    61.1     58.7
Accrued employee compensation and benefits..................    65.6     61.3
Accrued taxes...............................................    46.5     41.3
Other.......................................................    86.1    107.5
                                                              ------   ------
                                                              $350.7   $357.6
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

  ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2001, 2000, and 1999 totaled approximately $9.9 million, $7.9 million and $7.6 million, respectively.

  SHIPPING AND HANDLING EXPENSES

     All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $11.7 million, $11.1 million and $11.9 million for 2001, 2000 and 1999, respectively.

                                AGCO CORPORATION

  INTEREST EXPENSE, NET

     Interest expense, net for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in millions):

                                                              2001     2000     1999
                                                             ------   ------   ------
Interest expense...........................................  $ 70.8   $ 60.3   $ 71.4
Interest income............................................   (12.2)   (13.7)   (13.8)
                                                             ------   ------   ------
                                                             $ 58.6   $ 46.6   $ 57.6
                                                             ======   ======   ======

  NET INCOME PER COMMON SHARE

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes exercise of outstanding stock options and vesting of restricted stock into common stock during the periods outstanding when the effects of such assumptions are dilutive.

     A reconciliation of net income (loss) and the weighted average number of common and common equivalent shares outstanding used to calculate basic and diluted net income (loss) per common share for the years ended December 31, 2001, 2000 and 1999 is as follows (in millions, except per share data):

                                                               2001    2000     1999
                                                              ------   -----   ------
Basic Earnings Per Share
  Weighted average number of common shares outstanding......    68.3    59.2     58.7
                                                              ======   =====   ======
Income (loss) before extraordinary loss.....................  $ 23.4   $ 3.5   $(11.5)
Extraordinary loss, net of taxes............................    (0.8)     --       --
                                                              ------   -----   ------
Net income (loss)...........................................  $ 22.6   $ 3.5   $(11.5)
                                                              ======   =====   ======
  Net income (loss) per share:
     Income (loss) before extraordinary loss................  $ 0.34   $0.06   $(0.20)
     Extraordinary loss, net of taxes.......................   (0.01)     --       --
                                                              ------   -----   ------
     Net income (loss)......................................  $ 0.33   $0.06   $(0.20)
                                                              ======   =====   ======
Diluted Earnings Per Share
  Weighted average number of common shares outstanding......    68.3    59.2     58.7
  Shares issued upon assumed vesting of restricted stock....     0.1     0.4       --
  Shares issued upon assumed exercise of outstanding stock
     options................................................     0.1     0.1       --
                                                              ------   -----   ------
  Weighted average number of common and common equivalent
     shares.................................................    68.5    59.7     58.7
                                                              ======   =====   ======
Income (loss) before extraordinary loss.....................  $ 23.4   $ 3.5   $(11.5)
Extraordinary loss, net of taxes............................    (0.8)     --       --
                                                              ------   -----   ------
Net income (loss)...........................................  $ 22.6   $ 3.5   $(11.5)
                                                              ======   =====   ======
  Net income (loss) per share:
     Income (loss) before extraordinary loss................  $ 0.34   $0.06   $(0.20)
     Extraordinary loss, net of taxes.......................   (0.01)     --       --
                                                              ------   -----   ------
     Net income (loss)......................................  $ 0.33   $0.06   $(0.20)
                                                              ======   =====   ======

                                AGCO CORPORATION

     Stock options to purchase 2.1 million, 1.4 million, and 1.1 million shares during 2001, 2000 and 1999, respectively, were outstanding but not included in the calculation of weighted average shares outstanding because the option exercise prices were higher than the market price of the Company's common stock during the related period.

  COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income (loss), defined as the total of net income and all other non-owner changes in equity and the components thereof in the Consolidated Statements of Stockholders' Equity. The components of other comprehensive loss and the related tax effects for 2001 are as follows (in millions):

                                                           BEFORE-TAX   INCOME   AFTER-TAX
                                                             AMOUNT     TAXES     AMOUNT
                                                           ----------   ------   ---------
Foreign currency translation adjustments.................   $ (77.7)    $  --     $ (77.7)
Additional minimum pension liability.....................     (49.0)     14.7       (34.3)
Unrealized loss on derivatives...........................      (0.2)      0.1        (0.1)
Unrealized loss on derivatives held by affiliates........      (9.8)      4.0        (5.8)
                                                            -------     -----     -------
Total other comprehensive loss...........................   $(136.7)    $18.8     $(117.9)
                                                            =======     =====     =======

  FINANCIAL INSTRUMENTS

     The carrying amounts reported in the Company's Consolidated Balance Sheets for "Cash and cash equivalents," "Accounts and notes receivable" and "Accounts payable" approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company's Revolving Credit Facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2001, the estimated fair values of the Company's 9.5% Senior Notes and 8.5% Senior Subordinated Notes (Note 7), based on their listed market values, were $260.0 million and $248.3 million, respectively, compared to their carrying values of $250.0 million and $248.9 million, respectively.

     The Company enters into foreign exchange forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. At December 31, 2001 and 2000, the Company had foreign exchange forward contracts outstanding with gross notional amounts of $216.1 million and $244.7 million, respectively. The net market value of the foreign forward exchange contracts at December 31, 2001 was not significant. These foreign exchange forward contracts do not subject the Company's results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes.

     The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company's risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant.

  ACCOUNTING CHANGES

     In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to January 1, 2001. SFAS No. 133 establishes accounting and

                                AGCO CORPORATION
reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting treatment is met. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. As discussed further in Note 11, the Company adopted SFAS No. 133 on January 1, 2001.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite lived assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite lived assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite lived assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. This assessment involves determining an estimate of the fair value of the Company's reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exist. Fair values will be derived based on an evaluation of past and expected future performance of the Company's reporting units. Any impairment charge from this initial assessment will be recorded as a cumulative effect of an accounting change. The Company is currently performing its initial fair value assessment. Although the assessment has not been completed and is subject to change, the Company estimates that the cumulative effect of adopting this standard will result in non-cash charge of $18 million to $28 million on a pre-tax basis. The Company expects to complete its assessment and record the impact of adoption of the standard in the first quarter of 2002. The adoption of this standard will also benefit annual pre-tax earnings beginning in 2002 by approximately $18 million, or $0.16 per share, from reduced amortization of intangibles.

     In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position, but does not believe the impact will be material.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS

                                AGCO CORPORATION

No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the statement of operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. This standard will not impact the Company's current results of operations or financial position, but will be applied if appropriate circumstances arise.

2.  ACQUISITIONS AND DISPOSITIONS

  ACQUISITIONS

     On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Co., Inc. ("Ag-Chem"), a manufacturer and distributor of self-propelled sprayers. The Company paid Ag-Chem shareholders approximately $247.2 million consisting of approximately 11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under the Company's revolving credit facility. The acquired assets and liabilities primarily consisted of technology, trademarks, tradenames, accounts receivables, inventories, property, plant and equipment, accounts payable and accrued liabilities. The results of operations for the Ag-Chem acquisition are included in the Company's consolidated financial statements as of and from the date of acquisition. The Company recorded approximately $141.6 million of goodwill and $27.2 million of trademarks and other identifiable intangible assets associated with the acquisition of Ag-Chem.

     In May 2000, the Company acquired from CNH Global N.V. ("CNH") its 50% share in Hay and Forage Industries ("HFI") for $10.0 million. This agreement terminated a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI, located in Hesston, Kansas develops and manufactures hay and forage equipment and implements that AGCO sells under various brand names. The acquired assets and liabilities primarily consisted of technology, production inventories, property, plant and equipment related to its manufacturing operations, accounts payable and accrued liabilities. The financial statements of HFI, which were previously accounted for under the equity method of accounting, were consolidated with the Company's financial statements as of the date of the acquisition.

     The Company's acquisitions were accounted for as purchases in accordance with APB No. 16, and, accordingly, each purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values as of the acquisition dates. The purchase price allocation for the Ag-Chem acquisition is preliminary and is subject to adjustment and will be completed in 2002. The purchase price allocation for certain acquisitions included liabilities associated with costs to integrate the acquired businesses into the Company's operations. In connection with the acquisition of Ag-Chem, the Company established liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem's Benson, Minnesota manufacturing facility, Minnetonka, Minnesota

                                AGCO CORPORATION
administrative office and fifteen parts and service facilities. The activity related to these liabilities is summarized in the following table (in millions):

                                                                                BALANCE AT
                                                      LIABILITIES   EXPENSES   DECEMBER 31,
                                                      ESTABLISHED   INCURRED       2001
                                                      -----------   --------   ------------
Employee severance..................................     $2.6         $2.5         $0.1
Employee relocation expense.........................      0.3          0.2          0.1
Facility closure costs..............................      0.2           --          0.2
                                                         ----         ----         ----
                                                         $3.1         $2.7         $0.4
                                                         ====         ====         ====

     The severance relates to the planned termination of approximately 350 Ag-Chem employees, of which approximately 340 were terminated as of December 31, 2001.

     In connection with the acquisition of Xaver Fendt GmbH in 1997, the Company established liabilities primarily related to severance and other costs associated with the planned closure of certain sales and marketing offices and parts distribution operations. As of December 31, 2001 approximately $3.1 million remains of the $7.1 million of reserves originally established.

     The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2001 and 2000 as if the Ag-Chem acquisition had occurred at the beginning of 2000. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company would actually have been had the transactions occurred on the dates indicated or what the results of operations may be in any future period.

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN MILLIONS, EXCEPT PER
                                                                     SHARE DATA)
Net sales...................................................   $2,662.6      $2,633.3
Net income (loss) before extraordinary loss.................       23.3          (8.8)
Net income (loss)...........................................       22.5          (8.8)
Net income (loss) per common share -- basic.................   $   0.31      $  (0.12)
Net income (loss) per common share -- fully diluted.........   $   0.31      $  (0.12)

  DISPOSITIONS

     Effective February 5, 1999, the Company sold its manufacturing plant in Haedo, Argentina (the "Haedo Sale") for approximately $19.0 million. The Company received $12.3 million of the purchase price in December 1998 in the form of a deposit and received the remaining balance in December 1999. The Haedo Sale included property, plant and equipment at the facility in addition to the transfer of manufacturing hourly and salaried employees. The Haedo Sale had no material impact to the Company's 1999 results of operations.

3.  RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     The Company recorded restructuring and other infrequent expenses of $13.0 million, $21.9 million and $24.5 million in 2001, 2000 and 1999, respectively. The 2001 expense consisted of $8.5 million associated with the integration of the Ag-Chem acquisition and $4.5 million associated with manufacturing facilities rationalizations commenced in prior years. The 2000 expense consisted of $24.9 million associated with the closure of certain manufacturing facilities in the United States and Argentina and a credit of

                                AGCO CORPORATION

$3.0 million related to the reversal of reserves established in 1997. The 1999 expense also related to the manufacturing facility closures.

 AG-CHEM ACQUISITION INTEGRATION

     In 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company consolidated AGCO's Willmar, Minnesota manufacturing facility and Ag-Chem's Benson, Minnesota manufacturing facility into Ag-Chem's Jackson, Minnesota manufacturing plant. In addition, the Company closed Ag-Chem's Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. Lastly, the Company closed fifteen parts and service facilities and integrated parts warehousing and logistics into AGCO's North American parts distribution system. The Company believes that these closures did not have a material impact on 2001 revenues. The components of the restructuring and other infrequent expenses are summarized in the following table (in millions):

                                                                              BALANCE AT
                                                         2001     EXPENSES   DECEMBER 31,
                                                        EXPENSE   INCURRED       2001
                                                        -------   --------   ------------
Employee severance....................................   $1.3       $0.7         $0.6
Employee retention payments...........................    1.4        1.2          0.2
Facility closure costs................................    0.8        0.7          0.1
Write-down of property, plant and equipment...........    0.4        0.4           --
Facility relocation and transition costs..............    4.6        4.6           --
                                                         ----       ----         ----
                                                         $8.5       $7.6         $0.9
                                                         ====       ====         ====

     The severance relates to the planned termination of approximately 200 AGCO employees of which approximately 190 were terminated as of December 31, 2001. The employee retention payments relate to incentives to be paid to Ag-Chem and AGCO employees who remain employed until certain future termination dates and are accrued over the term of retention period. The facility closure costs include employee costs and other exit costs to be incurred at Willmar after operations cease. The write-down of property, plant and equipment represents the impairment of machinery and equipment at Willmar from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate employees, inventory and machinery and costs to integrate operations into the remaining facilities. The $0.9 million of costs accrued at December 31, 2001 are expected to be incurred in 2002.

  MANUFACTURING FACILITY RATIONALIZATIONS

     From 1999 to 2001, the Company completed several manufacturing rationalization initiatives, which included the closure in 1999 of its Coldwater, Ohio tractor and implement facility and the closures in 2000 of its combine manufacturing facility in Independence, Missouri and its implement manufacturing facilities in Lockney, Texas and Noetinger, Argentina implement manufacturing facilities in 2000. These initiatives included the relocation of the majority of production and engineering in these facilities to other existing Company facilities. The Company believes that closure of these facilities did not have a significant impact

                                AGCO CORPORATION
on 2000 or 1999 revenues. A summary of the expenses and related reserves associated with these initiatives is included in the following table (in millions):

                                                                                  BALANCE AT
                                         1999      2000      2001     EXPENSE    DECEMBER 31,
                                        EXPENSE   EXPENSE   EXPENSE   INCURRED       2001
                                        -------   -------   -------   --------   ------------
Employee severance....................   $ 1.9     $ 6.9     $ 0.4     $ 8.6         $0.6
Facility closure costs................     7.7       5.4      (0.7)     12.0          0.4
Write-down of property, plant and         14.9       1.3      (0.7)     15.5           --
  equipment, net of recoveries........
Production transition costs...........      --      11.3       5.5      16.8           --
                                         -----     -----     -----     -----         ----
                                         $24.5     $24.9     $ 4.5     $52.9         $1.0
                                         =====     =====     =====     =====         ====

     The severance costs relate to the termination of approximately 1,050 employees of which all employees had been terminated at December 31, 2001. The facility closure costs include employee costs and other exit costs to be incurred after operations ceased in addition to noncancelable operating lease obligations. In 2001, the Company reversed $0.7 million of accrued facility closure costs which will not be incurred. The write-down of property, plant and equipment represents the impairment of assets resulting from the facility closures and was based on the estimated fair value of the assets compared to their carrying value. The write-down consisted of $0.5 million in 2000 and $7.0 million in 1999 related to machinery and equipment and $0.8 million in 2000 and $7.9 million in 1999 for building and improvements. In 2001, the Company recorded a recovery of $0.7 million for the sale of machinery and equipment. The write-down, net of recoveries, consisted of $11.6 related to Coldwater, $1.2 million related to Independence and $2.7 million related to Noetinger. The estimated fair value of the equipment and buildings was determined based on current conditions in the applicable markets. The machinery, equipment and tooling have been disposed of and the buildings and improvements are currently being marketed for sale. The production transition costs, which are expensed as incurred, represent costs to relocate and integrate production and engineering into other existing AGCO facilities. The remaining costs accrued at December 31, 2001 are expected to be incurred in 2002 and 2003.

  1998 EXPENSE

     In 1998, the Company recorded restructuring and other infrequent expenses of $40.0 million primarily related to severance and related costs associated with the reduction in the Company's worldwide permanent workforce of approximately 1,400 employees. As of December 31, 2001, approximately $0.4 million of accrued severance remained to be paid. The Company expects the remaining costs to be paid in 2002.

4.  ACCOUNTS RECEIVABLE SECURITIZATION

     At December 31, 2001, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $410.0 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company completed the U.S. securitization facility in 2000 and completed the Canadian and European securitization facilities in 2001. Outstanding funding under these facilities totaled approximately $402.0 million at December 31, 2001 and $200.0 million at December 31, 2000. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount.

     Losses on sales of receivables primarily from securitization facilities were $23.5 million in 2001 and $24.5 million in 2000. These amounts include losses and transaction fees associated with the initial closing

                                AGCO CORPORATION
and funding of the facilities in the amount of $3.6 million in 2001 and $7.1 million in 2000. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (in millions):

                                                          U.S.            CANADA         EUROPE            TOTAL
                                                     ---------------   ------------   -------------   ---------------
                                                      2001     2000    2001    2000    2001    2000    2001     2000
                                                     ------   ------   -----   ----   ------   ----   ------   ------
Unpaid balance of receivables sold at
  December 31......................................  $323.8   $267.4   $78.1   $ --   $107.0   $ --   $508.9   $267.4
Retained interest in receivables sold..............    73.8     67.4    18.1     --     15.0     --    106.9     67.4
Credit losses on receivables sold..................  $  1.4   $  0.4   $  --   $ --   $   --   $ --   $  1.4   $  0.4
Average liquidation period (months)................     5.5      6.2     5.5     --      2.3     --
Discount rate......................................     4.5%     5.2%    4.3%    --      5.0%    --

     The Company continues to service the sold receivables and maintains a retained interest in the receivables. The Company received approximately $4.3 million and $2.6 million in servicing fees in 2001 and 2000, respectively. No servicing asset or liability has been recorded since the cost to service the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption "Accounts and notes receivable, net" in the accompanying Consolidated Balance Sheets and represents the Company's maximum exposure under these facilities. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2001, approximately $3.2 million of the unpaid balance of receivables sold was past due sixty days or more. The fair value of the retained interest is approximately $104.8 million compared to the carrying amount of $106.9 million and is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. Assuming a 10% and 20% increase in the discount rate assumed, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. For 2001, the Company received approximately $879.2 million from sales of receivables and $4.3 million for servicing fees. For 2000, the Company received $406.2 from sales of receivables and $2.6 million for servicing fees.

5.  INVESTMENTS IN AFFILIATES

     Investments in affiliates as of December 31, 2001 and 2000 were as follows (in millions):

                                                              2001    2000
                                                              -----   -----
Retail finance joint ventures...............................  $57.5   $67.7
Manufacturing joint ventures................................    4.6     7.6
Other.......................................................    7.5    10.0
                                                              -----   -----
                                                              $69.6   $85.3
                                                              =====   =====

     The manufacturing joint ventures as of December 31, 2001 consisted of joint ventures with unrelated manufacturers to produce transmissions in Europe and engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers and licensees. In 2001, the Company sold its minority interest in a European farm equipment manufacturer for $8.6 million. In connection with the sale, the Company recorded a pre-tax gain of $5.2 million, which is included in other expense, net in the Consolidated Statements of Operations. The Company's equity in earnings of this investment was not significant for 2001, 2000 or 1999.

                                AGCO CORPORATION

     The Company's equity in net earnings of affiliates for 2001, 2000 and 1999 were as follows (in millions):

                                                           2001       2000       1999
                                                         --------   --------   --------
Retail finance joint ventures..........................  $   10.1   $   10.3   $   11.0
Other..................................................       0.5       (0.5)      (0.5)
                                                         --------   --------   --------
                                                         $   10.6   $    9.8   $   10.5
                                                         ========   ========   ========

     The manufacturing joint ventures of the Company primarily sell their products to the joint venture partners at prices which result in operating at or near breakeven on an annual basis.

     Summarized combined financial information of the Company's retail finance joint ventures as of and for the years ended December 31, 2001 and 2000 were as follows (in millions):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Total assets................................................  $1,314.6   $1,311.0
Total liabilities...........................................   1,195.4    1,176.0
Partner's equity............................................     119.2      135.0

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2001        2000        1999
                                                         ---------   ---------   ---------
Revenues...............................................  $  138.1    $  145.2    $  144.1
Costs..................................................     104.5       112.8       109.3
                                                         --------    --------    --------
Income before income taxes.............................  $   33.6    $   32.4    $   34.8
                                                         ========    ========    ========

     The majority of the assets of the Company's retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest.

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

     The sources of income (loss) before income taxes, equity in net earnings of affiliates and extraordinary loss were as follows for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                           2001       2000       1999
                                                         --------   --------   --------
United States..........................................  $ (104.6)  $ (109.3)  $  (96.9)
Foreign................................................     119.3       95.4       64.7
                                                         --------   --------   --------
Income (loss) before income taxes, equity in net
  earnings of affiliates and extraordinary loss........  $   14.7   $  (13.9)  $  (32.2)
                                                         ========   ========   ========

                                AGCO CORPORATION

     The provision (benefit) for income taxes by location of the taxing jurisdiction for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in millions):

                                                              2001     2000     1999
                                                             ------   ------   ------
Current:
  United States:
     Federal...............................................  $   --   $ (7.4)  $ (3.3)
     State.................................................      --     (0.2)      --
  Foreign..................................................    34.7     37.6     40.3
                                                             ------   ------   ------
                                                               34.7     30.0     37.0
Deferred:
  United States:
     Federal...............................................   (33.8)   (33.4)   (31.2)
     State.................................................    (4.1)    (5.2)    (4.1)
  Foreign..................................................     5.1      1.0    (11.9)
                                                             ------   ------   ------
                                                              (32.8)   (37.6)   (47.2)
                                                             ------   ------   ------
                                                             $  1.9   $ (7.6)  $(10.2)
                                                             ======   ======   ======

     Certain foreign operations of the Company are subject to United States as well as foreign income tax regulations. Therefore, the preceding sources of income (loss) before income taxes by location and the provision (benefit) for income taxes by taxing jurisdiction are not directly related. At December 31, 2001, the Company had approximately $639.2 million of undistributed earnings of the Company's foreign subsidiaries. These earnings are considered to be indefinitely invested, and accordingly, no United States federal or state income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

     A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision (benefit) for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 is as follows (in millions):

                                                              2001     2000     1999
                                                             ------   ------   ------
Provision (benefit) for income taxes at United States
  federal statutory rate of 35%............................  $  5.2   $ (4.9)  $(11.3)
State and local income taxes, net of federal income tax
  benefit..................................................    (4.1)    (4.3)    (3.9)
Taxes on foreign income which differ from the United States
  statutory rate...........................................    (2.5)     0.6     (0.7)
Losses with no tax benefit.................................     2.8      4.2      6.2
Benefit of foreign sales corporation.......................      --       --     (0.5)
Other......................................................     0.5     (3.2)      --
                                                             ------   ------   ------
                                                             $  1.9   $ (7.6)  $(10.2)
                                                             ======   ======   ======

     For 2000, the Company has included in "Other" the recognition of a United States tax credit carryback of approximately $2.0 million.

                                AGCO CORPORATION

     The significant components of the net deferred tax assets at December 31, 2001 and 2000 were as follows (in millions):

                                                               2001     2000
                                                              ------   ------
Deferred Tax Assets:
  Net operating loss carryforwards..........................  $141.6   $139.0
  Sales incentive discounts.................................    30.6     22.8
  Inventory valuation reserves..............................    15.0      8.3
  Postretirement benefits...................................     7.8      8.2
  Other.....................................................    64.2     74.1
  Valuation allowance.......................................   (52.7)   (71.8)
                                                              ------   ------
          Total deferred tax assets.........................   206.5    180.6
                                                              ------   ------
Deferred Tax Liabilities:
  Tax over book depreciation................................    23.5     24.2
  Tax over book amortization of goodwill....................    18.2     17.9
  Other.....................................................    19.1     16.3
                                                              ------   ------
          Total deferred tax liabilities....................    60.8     58.4
                                                              ------   ------
Net deferred tax assets.....................................  $145.7   $122.2
                                                              ======   ======
Amounts recognized in Consolidated Balance Sheet:
  Other current assets......................................  $ 95.6   $ 65.6
  Other assets..............................................    97.6     96.8
  Other noncurrent liabilities..............................   (47.5)   (40.2)
                                                              ------   ------
                                                              $145.7   $122.2
                                                              ======   ======

     The Company has recorded a net deferred tax asset of $145.7 million and $122.2 million as of December 31, 2001 and 2000, respectively, of which the majority relates to taxes in the United States. Realization of the asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax asset will be realized. As reflected in the preceding table, the Company established a valuation allowance of $52.7 million and $71.8 million as of December 31, 2001 and 2000, respectively. The majority of the valuation allowance relates to net operating loss carryforwards in certain foreign entities where there is an uncertainty regarding their realizability and will more likely than not expire unused. The decline in the valuation allowance in 2001 is primarily due to the impact of foreign currency translation, which reduced both gross deferred tax assets and the valuation allowance. The impact on the net deferred tax asset was not significant. The Company has net operating loss carryforwards of $352.6 million as of December 31, 2001, with expiration dates as follows: 2002 -- $8.9 million, 2003 -- $9.8 million, 2004 -- $25.0 million, 2005 -- $15.3 million,
2006 -- $10.8 million and thereafter or unlimited -- $282.8 million. The Company paid income taxes of $26.9 million, $49.3 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                AGCO CORPORATION

7.  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 2001 and 2000 (in millions):

                                                               2001     2000
                                                              ------   ------
Revolving credit facility...................................  $ 89.0   $314.2
Senior Notes................................................   250.0       --
Senior Subordinated Notes...................................   248.9    248.6
Other long-term debt........................................    29.8      7.4
                                                              ------   ------
Total long-term debt........................................  $617.7   $570.2
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

     On April 17, 2001 the Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility, which replaced the Company's existing revolving credit facility, is secured by a majority of the Company's U.S., Canadian and U.K. based assets and a pledge of the stock of the Company's domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at the Company's option, at either (1) LIBOR plus a margin based on a ratio of the Company's senior debt to EBITDA, as adjusted, or (2) the administrative agent's base lending rate or the federal funds rate plus a margin ranging between 0.625% and 1.5%, whichever is higher. The facility contains covenants, including, among others, covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. At December 31, 2001, interest rates on the outstanding borrowings, ranged from 4.6% to 6.3%, and the weighted average interest rate during 2001 was 6.8%. Including the impact of an interest rate swap contract outstanding in 2001, the weighted average interest rate was 6.6%. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. Approximately $35.5 million and $189.9 million of the revolving credit facility was payable in Euros and approximately $18.8 million and $70.7 million was payable in Canadian dollars at December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had borrowings of $89.0 million and availability to borrow $256.6 million under the revolving credit facility.

     In 1996, the Company issued $250.0 million of 8 1/2% Senior Subordinated Notes due 2006 (the "Notes") at 99.139% of their principal amount. The Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 initially at 104.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount plus accrued interest, on or after March 15, 2003. The Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

                                AGCO CORPORATION

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

     At December 31, 2001, the aggregate scheduled maturities of long-term debt are as follows (in millions):

2003........................................................   $ 11.6
2004........................................................      1.9
2005........................................................     90.8
2006........................................................    250.6
2007........................................................      1.5
2008 and thereafter.........................................    261.3
                                                               ------
                                                               $617.7
                                                               ======

     Cash payments for interest were $65.7 million, $60.7 million and $71.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company has arrangements with various banks to issue letters of credit or similar instruments, which guarantee the Company's obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2001, outstanding letters of credit totaled $10.4 million, of which $4.4 million were issued under the revolving credit facility.

8.  EMPLOYEE BENEFIT PLANS

     The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom and Germany. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.

                                AGCO CORPORATION

     Net annual pension and postretirement cost and the measurement assumptions for the plans for the years ended December 31, 2001, 2000 and 1999 are set forth below (in millions):

PENSION BENEFITS                                             2001       2000      1999
----------------                                           --------   --------   ------
Service cost.............................................  $    7.8   $    8.1   $  8.0
Interest cost............................................      26.7       27.4     25.9
Expected return on plan assets...........................     (29.0)     (30.6)   (27.9)
Amortization of prior service cost.......................        --        0.2      0.5
Amortization of net actuarial loss.......................       0.1        0.6      1.1
Special termination benefits.............................        --        0.5       --
Curtailment loss.........................................        --        1.4       --
                                                           --------   --------   ------
Net annual pension costs.................................  $    5.6   $    7.6   $  7.6
                                                           ========   ========   ======
Weighted average discount rate...........................       6.4%       6.4%     6.4%
Weighted average expected long-term rate of return on
  plan assets............................................       7.6%       7.3%     7.3%
Rate of increase in future compensation..................   4.0-5.0%   4.0-5.0%     4.0%

POSTRETIREMENT BENEFITS                                      2001       2000      1999
-----------------------                                    --------   --------   ------
Service cost.............................................  $    0.3   $    0.4   $  0.9
Interest cost............................................       1.5        1.4      1.5
Amortization of transition and prior service cost........       0.1         --     (0.1)
Amortization of unrecognized net gain....................      (0.5)      (0.4)    (0.1)
Curtailment gain.........................................        --       (1.4)      --
                                                           --------   --------   ------
Net annual postretirement costs..........................  $    1.4   $     --   $  2.2
                                                           ========   ========   ======
Weighted average discount rate...........................       7.5%       7.7%     7.8%
                                                           ========   ========   ======

     The following tables set forth reconciliations of the changes in benefit obligations, plan assets and funded status as of December 31, 2001 and 2000 (in millions):

                                                                           POSTRETIREMENT
                                                       PENSION BENEFITS       BENEFITS
                                                       -----------------   ---------------
CHANGE IN BENEFIT OBLIGATION                            2001      2000      2001     2000
----------------------------                           -------   -------   ------   ------
Benefit obligation at beginning of year..............  $444.3    $461.1    $21.0    $21.3
Service cost.........................................     7.8       8.1      0.3      0.4
Interest cost........................................    26.7      27.4      1.5      1.4
Plan participants' contributions.....................     2.1       2.3       --       --
Actuarial (gain) loss................................   (14.0)     (2.1)     2.0     (2.4)
Acquisitions.........................................      --        --       --      3.6
Curtailments.........................................      --       2.0       --     (1.7)
Special termination benefits.........................      --       0.5       --       --
Benefits paid........................................   (24.8)    (22.6)    (3.1)    (1.6)
Foreign currency exchange rate changes...............   (10.8)    (32.4)      --       --
                                                       ------    ------    -----    -----
Benefit obligation at end of year....................  $431.3    $444.3    $21.7    $21.0
                                                       ======    ======    =====    =====

                                AGCO CORPORATION

                                                                         POSTRETIREMENT
                                                     PENSION BENEFITS       BENEFITS
                                                     -----------------   ---------------
CHANGE IN PLAN ASSETS                                 2001      2000      2001     2000
---------------------                                -------   -------   ------   ------
Fair value of plan assets at beginning of year.....  $443.0    $426.8    $   --   $   --
Actual return on plan assets.......................   (52.1)     57.0        --       --
Employer contributions.............................    15.5       9.8       3.1      1.6
Plan participants' contributions...................     2.1       2.3        --       --
Benefits paid......................................   (24.8)    (22.6)     (3.1)    (1.6)
Foreign currency exchange rate changes.............   (10.8)    (30.3)       --       --
                                                     ------    ------    ------   ------
Fair value of plan assets at end of year...........  $372.9    $443.0    $   --   $   --
                                                     ======    ======    ======   ======
Funded status......................................  $(58.4)   $ (1.2)   $(21.7)  $(21.0)
Unrecognized net obligation........................      --        --       0.3      0.3
Unrecognized net actuarial loss (gain).............    80.7      16.1      (4.3)    (7.0)
Unrecognized prior service cost....................      --        --       0.1      0.2
                                                     ------    ------    ------   ------
Net amount recognized..............................  $ 22.3    $ 14.9    $(25.6)  $(27.5)
                                                     ======    ======    ======   ======
Amounts recognized in consolidated balance sheets:
Prepaid benefit cost...............................  $   --    $ 33.3    $   --   $   --
Accrued benefit liability..........................   (29.5)    (21.2)    (25.6)   (27.5)
Additional minimum pension liability...............    51.8       2.8        --       --
                                                     ------    ------    ------   ------
Net amount recognized..............................  $ 22.3    $ 14.9    $(25.6)  $(27.5)
                                                     ======    ======    ======   ======

     The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $431.3 million, $401.5 million and $372.9 million, respectively, as of December 31, 2001 and $52.2 million, $52.2 million and $31.9 million, respectively, as of December 31, 2000. At December 31, 2001, the Company had recorded a reduction to equity of $51.8 million, less taxes of $14.7 million related to the recording of a minimum pension liability primarily related to the Company's UK plans where the accumulated benefit obligation exceeded plan assets.

     For measuring the expected postretirement benefit obligation, a 6.75% health care cost trend rate was assumed for 2002, decreasing to 6.0% and remaining at that level thereafter. For 2001, a 7.5% health care cost trend rate was assumed. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost and the accumulated postretirement benefit obligation at December 31, 2001 (in millions):

                                                                 ONE          ONE
                                                              PERCENTAGE   PERCENTAGE
                                                                POINT        POINT
                                                               INCREASE     DECREASE
                                                              ----------   ----------
Effect on service and interest cost.........................     $0.1        $(0.1)
Effect on accumulated benefit obligation....................     $1.6        $(1.4)

     The Supplemental Executive Retirement Plan ("SERP") is an unfunded plan that provides Company executives with retirement income for a period of ten years based on a percentage of their final base salary, reduced by the executive's social security benefits and 401(k) employer matching contributions account. The benefit paid to the executive is equal to 3% of the final base salary times credited years of service, with a maximum benefit of 60% of the final base salary. Benefits under the SERP vest at age 65 or, at the

                                AGCO CORPORATION
discretion of the Board of Directors, at age 62 reduced by a factor to recognize early commencement of the benefit payments.

     Net annual SERP cost and the measurement assumptions for the plan for the years ended December 31, 2001 and 2000 are set forth below (in millions):

                                                              2001    2000
                                                              -----   -----
Service cost................................................  $ 0.4   $ 0.4
Interest cost...............................................    0.3     0.2
Amortization of prior service cost..........................    0.3     0.2
                                                              -----   -----
Net annual SERP costs.......................................  $ 1.0   $ 0.8
                                                              =====   =====
Discount rate...............................................    7.5%    7.5%
Rate of increase in future compensation.....................    4.0%    4.0%

     The following tables for the SERP set forth reconciliations of the changes in benefit obligations and funded status as of December 31, 2001 and 2000 (in millions):

CHANGE IN BENEFIT OBLIGATION                                  2001    2000
----------------------------                                  -----   -----
Benefit obligation at beginning of year.....................  $ 4.6   $  --
Service cost................................................    0.4     0.4
Interest cost...............................................    0.3     0.2
Actuarial gain (loss).......................................   (0.9)     --
Plan adoption...............................................     --     4.0
                                                              -----   -----
Benefit obligation at end of year...........................  $ 4.4   $ 4.6
                                                              =====   =====
Funded status...............................................  $ 4.4   $ 4.6
Unrecognized net actuarial gain.............................    0.8      --
Unrecognized prior service cost.............................   (3.5)   (3.8)
                                                              -----   -----
Net amount recognized.......................................  $ 1.7   $ 0.8
                                                              =====   =====
Amounts recognized in consolidated balance sheets:
Accrued benefit liability...................................  $ 2.8   $ 2.8
Intangible asset............................................   (1.1)   (2.0)
                                                              -----   -----
Net amount recognized.......................................  $ 1.7   $ 0.8
                                                              =====   =====

     The Company maintains separate defined contribution plans covering certain employees primarily in the United States and United Kingdom. Under the plans, the Company contributes a specified percentage of each eligible employee's compensation. The Company contributed $2.8 million, $1.6 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

9.  COMMON STOCK

     At December 31, 2001, the Company had 150.0 million authorized shares of common stock with a par value of $0.01, with 72.3 million shares of common stock outstanding, 1.9 million shares reserved for issuance under the Company's 1991 Stock Option Plan (Note 10), 0.1 million shares reserved for issuance under the Company's Nonemployee Director Stock Incentive Plan (Note 10) and 3.3 million shares reserved for issuance under the Company's Long-Term Incentive Plan (Note
10).

                                AGCO CORPORATION

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

     In March 2001, the Company sold 555 non-voting preferred shares, which were convertible into shares of the Company's common stock in a private placement with net proceeds of approximately $5.3 million. In June 2001, the preferred shares were converted into 550,000 shares of the Company's common stock.

10.  STOCK INCENTIVE PLANS

  NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN

     The Company's Nonemployee Director Stock Incentive Plan (the "Director Plan") provides for restricted stock awards to nonemployee directors based on increases in the price of the Company's common stock. The awarded shares are earned in specified increments for each 15% increase in the average market value of the Company's common stock over the initial base price established under the plan. When an increment of the awarded shares is earned, the shares are issued to the participant in the form of restricted stock which vests at the earlier of 12 months after the specified performance period or upon departure from the board of directors. When the restricted shares are earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award is earned is paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. Expense related to the cash bonus is recognized when shares are earned. Expense related to the shares is recognized over the vesting period.

     At December 31, 2001, there were no shares awarded but not earned under the Director Plan and 10,000 shares that have been earned but not vested under the Director Plan.

  LONG-TERM INCENTIVE PLAN

     The Company's Long-Term Incentive Plan (the "LTIP") provides for restricted stock awards to executives based on increases in the price of the Company's common stock. The awarded shares may be earned over a five-year performance period in specified increments for each 20% increase in the average market value of the Company's common stock over the established initial base price. For all restricted stock awards prior to 2000, earned shares are issued to the participant in the form of restricted stock which generally carries a five-year vesting period with one-third of each earned award vesting at the end of the third, fourth and fifth year after each award is earned. In 2000, the LTIP was amended to replace the vesting schedule with a non-transferability period for all future grants. Accordingly, for restricted stock

                                AGCO CORPORATION
awards in 2000 and all future awards, earned shares are subject to a non-transferability period, which expires over a five-year period with the transfer restrictions lapsing in one-third increments at the end of the third, fourth and fifth year after each award is earned. During the non-transferability period, participants will be restricted from selling, assigning, transferring, pledging or otherwise disposing of any earned shares, but earned shares are not subject to forfeiture. In the event a participant terminates employment with the Company, the non-transferability period is extended by two years. When the earned shares have vested and are no longer subject to forfeiture, the Company is obligated to pay a cash bonus equal to 40% of the value of the shares on the date the shares are earned in order to satisfy a portion of the estimated income tax liability to be incurred by the participant.

     For awards granted in 2000 and in the future, the Company will record the entire compensation expense relating to the market value of the earned shares and related cash bonus in the period in which the award is earned. For awards granted prior to 2000, the market value of awards earned are added to common stock and additional paid-in capital and an equal amount is deducted from stockholders' equity as unearned compensation. The LTIP unearned compensation and the amount of cash bonus to be paid when the awarded shares become vested are amortized to expense ratably over the vesting period. The Company recognized compensation expense associated with the LTIP of $7.1 million, $3.8 million and $8.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, consisting of compensation expense relating to earned shares, amortization of stock awards for earned shares issued prior to 2000 and the related cash bonuses.

     Additional information regarding the LTIP for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                       2001         2000        1999
                                                     ---------   ----------   ---------
Shares awarded but not earned at January 1 ........  1,930,000    1,046,000     927,500
Shares awarded.....................................    260,000    2,075,000     150,000
Shared forfeited or expired unearned...............   (196,000)  (1,191,000)    (16,500)
Shares earned......................................   (277,000)          --     (15,000)
                                                     ---------   ----------   ---------
Shares awarded but not earned at December 31 ......  1,717,000    1,930,000   1,046,000
Shares available for grant.........................  1,536,000    1,600,000   1,234,000
                                                     ---------   ----------   ---------
Total shares reserved for issuance.................  3,253,000    3,530,000   2,280,000
                                                     =========   ==========   =========

     In 2001, the LTIP was amended to permit a participant to elect to forfeit a portion of an earned award in order to fully satisfy federal, state and employment taxes which are payable at the time the shares and the related cash bonus are earned. The number of shares of common stock equal to the value of the participant's tax liability, net of the cash bonus, are thereby forfeited in lieu of an additional cash payment contributed to the participant's tax withholding. In 2001, 52,540 earned shares were forfeited in this manner.

     In 2000, the LTIP was amended to increase the number of shares authorized for issuance by 1,250,000 shares.

     For awards granted prior to 2000, the number of shares vested during the years 2001, 2000 and 1999 were 166,500, 411,667 and 441,166, respectively. All awards granted after 2000 vest immediately upon being earned.

  STOCK OPTION PLAN

     The Company's Stock Option Plan (the "Option Plan") provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is

                                AGCO CORPORATION
determined by the board of directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire not later than ten years from the date of grant.

     Stock option transactions during the three years ended December 31, 2001, 2000 and 1999 were as follows:

                                                 2001           2000           1999
                                              -----------   ------------   ------------
Options outstanding at January 1............    2,433,497      1,855,919      1,238,294
Options granted.............................      727,500        802,000        701,700
Options exercised...........................     (140,342)       (39,702)       (17,138)
Options canceled............................     (170,310)      (184,720)       (66,937)
                                              -----------   ------------   ------------
Options outstanding at December 31..........    2,850,345      2,433,497      1,855,919
Options available for grant at December
  31........................................    1,908,938        123,438        740,718
Option price ranges per share:
  Granted...................................  $8.19-15.12   $11.63-13.13   $      11.00
  Exercised.................................   1.52-14.63     1.52-11.00     1.52-11.00
  Canceled..................................   6.25-31.25    14.63-31.25    14.63-31.25
Weighted average option prices per share:
  Granted...................................  $     14.32   $      11.69   $      11.00
  Exercised.................................         8.07           8.12           3.09
  Canceled..................................        15.87          18.66          23.15
  Outstanding at December 31................        15.28          15.19          16.90

     At December 31, 2001, the outstanding options had a weighted average remaining contractual life of approximately 7.6 years and there were 1,521,425 options currently exercisable with option prices ranging from $2.50 to $31.25 and with a weighted average exercise price of $16.83.

     In 2001, the Company's shareholders approved a new Stock Option Plan to replace the existing plan that was scheduled to expire in September 2001. The new plan substantially contains the same terms as the prior plan and expires in 2011. The new plan allows the Company to issue stock option grants for the remaining unissued shares under the prior plan of 123,438, plus an additional 2,500,000 shares.

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          ---------------------------------------   -----------------------
                                      WEIGHTED AVERAGE   WEIGHTED   EXERCISABLE    WEIGHTED
                                         REMAINING       AVERAGE       AS OF       AVERAGE
                          NUMBER OF   CONTRACTUAL LIFE   EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES   SHARES         (YEARS)         PRICE         2001        PRICE
------------------------  ---------   ----------------   --------   ------------   --------
$ 2.50 - $ 3.75              54,600         0.7           $ 2.64        54,600      $ 2.64
$ 6.25 - $ 8.94              61,300         8.0           $ 8.00        21,300      $ 7.26
$10.50 - $15.12           2,053,449         8.4           $12.79       852,469      $12.47
$16.96 - $22.31             423,700         6.4           $22.26       339,760      $22.25
$25.50 - $31.25             257,296         4.8           $28.08       253,296      $28.10
                          ---------                                  ---------
                          2,850,345                                  1,521,425
                          =========                                  =========

                                AGCO CORPORATION

     The Company accounts for all stock-based compensation awarded under the Director Plan, the LTIP and the Option Plan as prescribed under APB No. 25, "Accounting for Stock Issued to Employees," and also provides the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There was no compensation expense recorded under APB No. 25 for the Option Plan. However, APB No. 25 does require recognition of compensation expense under the Director Plan and the LTIP.

     For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company's stock incentive plans using the Black-Scholes option pricing model. Based on this model, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, including the related cash bonus, were as follows (in millions):

                                                              2001    2000     1999
                                                              -----   -----   ------
Director Plan...............................................  $  --   $  --   $13.61
LTIP........................................................   9.88    8.50    12.13
Option Plan.................................................   8.63    6.23     7.07

     The fair value of the grants and awards are amortized over the vesting period for stock options and earned awards under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. Based on applying the provisions of SFAS No. 123, pro forma net income
(loss), net income (loss) per common share and the assumptions under the Black-Scholes pricing model were as follows (in millions, except per share data):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001     2000      1999
                                                              ------   -------   -------
Net income (loss)...........................................  $18.4    $ (2.5)   $(14.0)
Net income (loss) per common share -- diluted...............  $0.27    $(0.04)   $(0.24)
Weighted average assumptions under Black-Scholes:
  Expected life of options (years)..........................    7.0       5.6       7.0
  Risk-free interest rate...................................    4.8%      5.8%      5.9%
  Expected volatility.......................................   52.0%     44.0%     61.0%
  Expected dividend yield...................................     --       0.3%      0.4%

11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The cumulative effect for adopting this standard as of January 1, 2001 resulted in a fair value asset, net of taxes of approximately $0.5 million, which was reclassified to earnings over the next twelve months. All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company currently engages in derivatives that are classified as cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income until reclassified into earnings at the time of settlement of the forecasted transaction. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

                                AGCO CORPORATION

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

     The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments and forecasts arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts.

     The Company uses foreign currency forward contracts to hedge receivables and payables on the Company's balance sheet that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the year ended December 31, 2001, the Company recorded losses of approximately $7.8 million included in current earnings under the caption of other expense, net. These losses were substantially offset by gains on the remeasurement of the underlying asset or liability being hedged.

     The Company uses foreign currency forward contracts to hedge forecasted foreign currency inflows and outflows resulting from purchases and sales. The Company currently has hedged anticipated foreign currency cash flows up to twelve months in the future. As of December 31, 2001, the Company had deferred losses, net of taxes, of approximately $0.1 million included in stockholders' equity as a component of accumulated other comprehensive loss. The deferred loss is expected to be reclassified to earnings during the next twelve months. The Company recorded no gain or loss resulting from a forward contract's ineffectiveness or discontinuance as a cash flow hedge.

  INTEREST RATE RISK

     The Company may use interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has no interest rate swap agreements outstanding.

     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the period from January 1, 2001 through December 31, 2001 (in millions):

                                                          BEFORE-TAX   INCOME   AFTER-TAX
                                                            AMOUNT      TAX      AMOUNT
                                                          ----------   ------   ---------
Cumulative effect of adopting SFAS No. 133, net.........    $ 0.8      $(0.3)     $ 0.5
Net changes in fair value of derivatives................     (3.4)       1.4       (2.0)
Net gains reclassified from accumulated other
  comprehensive loss into earnings......................      2.4       (1.0)       1.4
                                                            -----      -----      -----
Accumulated derivative net losses as of December 31,
  2001..................................................    $(0.2)     $ 0.1      $(0.1)
                                                            =====      =====      =====

                                AGCO CORPORATION

     In addition to the above, the Company recorded a deferred loss of $5.8 million, net of taxes of $4.0 million, to other comprehensive loss related to derivatives held by affiliates. These losses are on interest rate swap contracts in the Company's retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure its yield against its fixed rate loan portfolio. Of this amount, $2.2 million, net of taxes of $1.5 million, represented the cumulative effect of the adoption of SFAS No. 133.

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

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At December 31, 2001, future minimum lease payments under noncancelable operating leases were as follows (in millions):

2002........................................................   $14.4
2003........................................................    12.4
2004........................................................     9.6
2005........................................................     6.6
2006........................................................     5.5
Thereafter..................................................    23.6
                                                               -----
                                                               $72.1
                                                               =====

     Total lease expense under noncancelable operating leases was $17.2 million, $17.4 million and $14.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 1999, the Company entered into a sale/leaseback transaction involving certain real property. The proceeds from the transaction of $18.7 million were used to reduce the outstanding borrowings under the revolving credit facility. The terms of the lease require the Company to pay approximately $2.0 million per year for 15 years at which time the Company has the option to extend the lease with annual payments ranging from $2.2 million to $2.7 million. In accordance with SFAS No. 13, the Company has accounted for the lease as an operating lease. The gain on sale of $2.4 million is being amortized over the life of the operating lease.

     At December 31, 2001, the Company was obligated under certain circumstances to purchase through the year 2005 up to $4.2 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company's retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby it is obligated to repurchase repossessed inventory at market values. Management believes that any losses, which might be incurred on the resale of this equipment, will not materially impact the Company's financial position or results of operations.

     At December 31, 2001, the Company had guaranteed indebtedness owed to third parties of approximately $15.1 million, primarily related to dealer and end user financing of equipment. The Company believes the credit risk associated with these guarantees is not material to the financial position of the Company.

                                AGCO CORPORATION

     The Company is party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits, when resolved, will not have a material adverse effect on the financial position or results of operations of the Company.

13.  RELATED PARTY TRANSACTIONS

     Rabobank Nederland, a AAA rated by financial institution based in the Netherlands, is a 51% owner in the Company's retail finance joint ventures which are located in the United States, Canada, the United Kingdom, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in the Company's revolving credit facility and securitization facilities. The finance joint ventures are also financed by lines of credit with Rabobank. These credit facilities are not directly guaranteed by the Company.

     In 2000, the Company entered into supply agreements with SAME Deutz-Fahr Group S.p.A. ("SDFG") whereby SDFG supplies certain orchard and vineyard tractors and AGCO supplies SDFG with combines in the European market. At December 31, 2001, SDFG owned approximately 5% of AGCO's common stock, but has no involvement in AGCO management.

     During 2001, the Company had net sales of $87.0 million to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of the Board of Directors of the Company.

14.  SEGMENT REPORTING

     The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All significant intercompany transactions between the segments have been eliminated. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. As a result of the Ag-Chem acquisition, the Company created a new segment, the Sprayer Division, which includes Ag-Chem and the Company's existing sprayer operations. Prior period segment results have been restated

                                AGCO CORPORATION
to conform to the new segments. Segment results for the years ended December 31, 2001, 2000 and 1999 are as follows (in millions):

                                  NORTH     SOUTH    EUROPE/AFRICA    ASIA/    SPRAYER
YEARS ENDED DECEMBER 31,         AMERICA   AMERICA   /MIDDLE EAST    PACIFIC   DIVISION   CONSOLIDATED
------------------------         -------   -------   -------------   -------   --------   ------------
2001
Net sales......................  $713.4    $257.8      $1,283.6       $97.9     $188.8      $2,541.5
Income (loss) from
  operations...................     2.9      22.5          94.5        16.0       (0.6)        135.3
Depreciation and
  amortization.................     9.4       5.1          31.3         3.3        2.8          51.9
Assets.........................   427.5     176.3         553.5        30.3      151.6       1,339.2
Capital expenditures...........    13.0       5.1          18.6          --        2.6          39.3
2000
Net sales......................  $636.0    $242.8      $1,317.2       $98.4     $ 41.7      $2,336.1
Income (loss) from
  operations...................   (18.6)      6.3         101.4        16.2        1.3         106.6
Depreciation and
  amortization.................    12.8       5.6          29.5         2.5        1.2          51.6
Assets.........................   500.0     209.3         685.6        27.3       17.6       1,439.8
Capital expenditures...........    23.4       4.3          29.0          --        1.0          57.7
1999
Net sales......................  $586.4    $207.3      $1,508.3       $96.3     $ 38.1      $2,436.4
Income (loss) from
  operations...................   (31.4)    (11.6)        114.2        13.6        3.6          88.4
Depreciation and
  amortization.................    11.7       6.1          35.0         2.0        1.0          55.8
Assets.........................   651.6     189.0         728.1        32.8       15.8       1,617.3
Capital expenditures...........     2.9       7.6          31.7          --        2.0          44.2

     A reconciliation from the segment information to the consolidated balances for income from operations and assets is set forth below (in millions):

                                                           2001       2000       1999
                                                         --------   --------   --------
Segment income from operations.........................  $  135.3   $  106.6   $   88.4
Restricted stock compensation expense..................      (7.1)      (3.8)      (8.5)
Restructuring and other infrequent expenses............     (13.0)     (21.9)     (24.5)
Amortization of intangibles............................     (18.5)     (15.1)     (14.8)
                                                         --------   --------   --------
Consolidated income from operations....................  $   96.7   $   65.8   $   40.6
                                                         ========   ========   ========
Segment assets.........................................  $1,339.2   $1,439.8   $1,617.3
Cash and cash equivalents..............................      28.9       13.3       19.6
Receivables from affiliates............................       8.4       10.4       12.8
Investments in affiliates..............................      69.6       85.3       93.6
Other current and noncurrent assets....................     313.8      269.0      217.3
Intangible assets......................................     413.4      286.4      312.6
                                                         --------   --------   --------
Consolidated total assets..............................  $2,173.3   $2,104.2   $2,273.2
                                                         ========   ========   ========

                                AGCO CORPORATION

     Net sales by customer location for the years ended December 31, 2001, 2000 and 1999 were as follows (in millions):

                                                           2001       2000       1999
                                                         --------   --------   --------
Net sales:
  United States........................................  $  754.8   $  540.2   $  495.6
  Canada...............................................     115.2      114.8       95.1
  Germany..............................................     362.8      371.5      440.4
  France...............................................     240.6      266.9      315.8
  United Kingdom and Ireland...........................     137.6      109.0      135.4
  Other Europe.........................................     422.3      418.2      481.4
  South America........................................     249.4      235.6      198.6
  Middle East..........................................      99.8      114.3       97.7
  Asia.................................................      49.6       57.6       48.7
  Australia............................................      48.3       40.8       47.6
  Africa...............................................      29.2       37.3       37.6
  Mexico, Central America and Caribbean................      31.9       29.9       42.5
                                                         --------   --------   --------
                                                         $2,541.5   $2,336.1   $2,436.4
                                                         ========   ========   ========

     Net sales by product for the years ended December 31, 2001, 2000 and 1999 were as follows (in millions):

                                                           2001       2000       1999
                                                         --------   --------   --------
Net sales:
  Tractors.............................................  $1,470.3   $1,474.5   $1,550.3
  Combines.............................................     195.3      145.4      162.3
  Sprayers.............................................     153.4       30.8       29.0
  Other machinery......................................     250.3      238.6      222.3
  Replacement parts....................................     472.2      446.8      472.5
                                                         --------   --------   --------
                                                         $2,541.5   $2,336.1   $2,436.4
                                                         ========   ========   ========

15.  GUARANTOR/NON-GUARANTOR FINANCIALS

     On April 17, 2001, AGCO Corporation issued the Senior Notes (Note 7). The Senior Notes are fully and unconditionally guaranteed by the following U.S. subsidiaries of AGCO Corporation: Ag-Chem Equipment Co., Inc., Ag-Chem Equipment International, Inc. and Ag-Chem Equipment Canada, Ltd. The following financial information presents condensed consolidating balance sheets, statements of operations and cash flows of (i) AGCO Corporation, the parent company, as if it accounted for its subsidiaries on the equity method, (ii) the guarantor subsidiaries on a combined basis, and (iii) the non-guarantor subsidiaries on a combined basis. The guarantor subsidiaries were acquired on April 16, 2001 as part of the acquisition of Ag-Chem, and accordingly, are not included in the following financial information for periods prior to acquisition.

                                AGCO CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN MILLIONS)

                                   PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                   -------   ------------   -------------   -----------   ------------
Net sales........................  $746.8       $165.4        $1,930.2        $(300.9)      $2,541.5
Cost of goods sold...............   662.0        139.6         1,606.0         (300.9)       2,106.7
                                   -------      ------        --------        -------       --------
  Gross profit...................    84.8         25.8           324.2             --          434.8
Selling, general and
  administrative expenses........   102.1         24.9           130.0             --          257.0
Engineering expenses.............    14.8          2.7            32.1             --           49.6
Restructuring and other
  infrequent expenses............     5.8          5.5             1.7             --           13.0
Amortization of intangibles......     6.9          3.2             8.4             --           18.5
                                   -------      ------        --------        -------       --------
  Income (loss) from
    operations...................   (44.8)       (10.5)          152.0             --           96.7
Interest expense, net............    48.4          0.7             9.5             --           58.6
Other (income) expense, net......     9.8         (1.5)           15.1             --           23.4
                                   -------      ------        --------        -------       --------
Income (loss) before income taxes
  and equity in net earnings of
  unconsolidated subsidiaries and
  affiliates and extraordinary
  loss...........................  (103.0)        (9.7)          127.4             --           14.7
Income tax provision (benefit)...   (35.3)        (2.6)           39.8             --            1.9
                                   -------      ------        --------        -------       --------
Income (loss) before equity in
  net earnings of unconsolidated
  subsidiaries and affiliates and
  extraordinary loss.............   (67.7)        (7.1)           87.6             --           12.8
Equity in net earnings of
  unconsolidated subsidiaries and
  affiliates.....................    91.1          0.2             5.1          (85.8)          10.6
                                   -------      ------        --------        -------       --------
Income (loss) before
  extraordinary loss.............    23.4         (6.9)           92.7          (85.8)          23.4
Extraordinary loss, net of
  taxes..........................    (0.8)          --              --             --           (0.8)
                                   -------      ------        --------        -------       --------
Net income (loss)................  $ 22.6       $ (6.9)       $   92.7        $ (85.8)      $   22.6
                                   =======      ======        ========        =======       ========

                                AGCO CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN MILLIONS)

                                   PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                   -------   ------------   -------------   -----------   ------------
Net sales........................  $671.5         $--         $1,897.8        $(233.2)      $2,336.1
Cost of goods sold...............   603.6         --           1,589.1         (233.2)       1,959.5
                                   -------        --          --------        -------       --------
  Gross profit...................    67.9         --             308.7             --          376.6
Selling, general and
  administrative expenses........    93.9         --             134.3             --          228.2
Engineering expenses.............    13.1         --              32.5             --           45.6
Restructuring and other
  infrequent expenses............    23.1         --              (1.2)            --           21.9
Amortization of intangibles......     6.1         --               9.0             --           15.1
                                   -------        --          --------        -------       --------
  Income (loss) from
    operations...................   (68.3)        --             134.1             --           65.8
Interest expense, net............    29.2         --              17.4             --           46.6
Other expense, net...............    19.3         --              13.8             --           33.1
                                   -------        --          --------        -------       --------
Income (loss) before income taxes
  and equity in net earnings of
  unconsolidated subsidiaries and
  affiliates.....................  (116.8)        --             102.9             --          (13.9)
Income tax provision (benefit)...   (46.1)        --              38.5             --           (7.6)
                                   -------        --          --------        -------       --------
Income (loss) before equity in
  net earnings of unconsolidated
  subsidiaries and affiliates....   (70.7)        --              64.4             --           (6.3)
Equity in net earnings of
  unconsolidated subsidiaries and
  affiliates.....................    74.2         --               4.7          (69.1)           9.8
                                   -------        --          --------        -------       --------
Net income (loss)................  $  3.5         $--         $   69.1        $ (69.1)      $    3.5
                                   =======        ==          ========        =======       ========

                                AGCO CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN MILLIONS)

                             PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                             COMPANY   SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                             -------   ------------   -------------   -----------   ------------
Net sales..................  $ 609.5      $  --         $2,019.1        $(192.2)      $2,436.4
Cost of goods sold.........    552.0         --          1,718.9         (192.2)       2,078.7
                             -------      -----         --------        -------       --------
  Gross profit.............     57.5         --            300.2             --          357.7
Selling, general and
  administrative
  expenses.................     91.8         --            141.4             --          233.2
Engineering expenses.......      9.5         --             35.1             --           44.6
Restructuring and other
  infrequent expenses......     22.5         --              2.0             --           24.5
Amortization of
  intangibles..............      5.6         --              9.2             --           14.8
                             -------      -----         --------        -------       --------
Income (loss) from
  operations...............    (71.9)        --            112.5             --           40.6
Interest expense, net......     34.2         --             23.4             --           57.6
Other expense, net.........      1.9         --             13.3             --           15.2
                             -------      -----         --------        -------       --------
Income (loss) before income
  taxes and equity in net
  earnings of
  unconsolidated
  subsidiaries and
  affiliates...............   (108.0)        --             75.8             --          (32.2)
Income tax provision
  (benefit)................    (38.8)        --             28.6             --          (10.2)
                             -------      -----         --------        -------       --------
Income (loss) before equity
  in net earnings of
  unconsolidated
  subsidiaries and
  affiliates...............    (69.2)        --             47.2             --          (22.0)
Equity in net earnings of
  unconsolidated
  subsidiaries and
  affiliates...............     57.7         --              4.5          (51.7)          10.5
                             -------      -----         --------        -------       --------
Net income (loss)..........  $ (11.5)     $  --         $   51.7        $ (51.7)      $  (11.5)
                             =======      =====         ========        =======       ========

                                AGCO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2001
                                 (IN MILLIONS)

                                           PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                                          COMPANY    SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                          --------   ------------   -------------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.............  $    9.0      $  1.5        $   18.4       $      --      $   28.9
  Accounts and notes receivable, net....     127.9        13.1           322.4              --         463.4
  Receivables from unconsolidated
     subsidiaries and affiliates........     148.8        20.9           192.3          (353.5)          8.5
  Inventories, net......................     184.4       103.5           278.9            (8.0)        558.8
  Other current assets..................      70.0         0.6            52.3              --         122.9
                                          --------      ------        --------       ---------      --------
     Total current assets...............     540.1       139.6           864.3          (361.5)      1,182.5
Property, plant and equipment, net......      55.5        35.1           226.3              --         316.9
Investment in unconsolidated
  subsidiaries and affiliates...........     961.3         0.8            78.5          (971.0)         69.6
Other assets............................     126.2        18.7            45.9             0.1         190.9
Intangible assets, net..................      31.0       165.7           216.7              --         413.4
                                          --------      ------        --------       ---------      --------
     Total assets.......................  $1,714.1      $359.9        $1,431.7       $(1,332.4)     $2,173.3
                                          ========      ======        ========       =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................  $   56.2      $ 23.4        $  179.9       $      --      $  259.5
  Payables to unconsolidated
     subsidiaries and affiliates........     185.6        59.6           121.0          (353.5)         12.7
  Accrued expenses......................     106.3        14.7           229.7              --         350.7
  Other current liabilities.............       2.0         7.6            10.3              --          19.9
                                          --------      ------        --------       ---------      --------
     Total current liabilities..........     350.1       105.3           540.9          (353.5)        642.8
Long-term debt..........................     534.0        14.3            69.4              --         617.7
Postretirement health care benefits.....      25.6          --              --              --          25.6
Other noncurrent liabilities............       5.0          --            82.8              --          87.8
                                          --------      ------        --------       ---------      --------
     Total liabilities..................     914.7       119.6           693.1          (353.5)      1,373.9
     Total stockholders' equity.........     799.4       240.3           738.6          (978.9)        799.4
                                          --------      ------        --------       ---------      --------
       Total liabilities and
          stockholders' equity..........  $1,714.1      $359.9        $1,431.7       $(1,332.4)     $2,173.3
                                          ========      ======        ========       =========      ========

                                AGCO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF DECEMBER 31, 2000
                                 (IN MILLIONS)

                                           PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                                          COMPANY    SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                          --------   ------------   -------------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.............  $    0.1        $--         $   13.2        $    --       $   13.3
  Accounts and notes receivable, net....     123.6        --             468.9             --          592.5
  Receivables from unconsolidated
     subsidiaries and affiliates........     105.1        --             154.5         (249.2)          10.4
  Inventories, net......................     217.8        --             319.3           (6.0)         531.1
  Other current assets..................      47.8        --              45.2             --           93.0
                                          --------        --          --------        -------       --------
     Total current assets...............     494.4        --           1,001.1         (255.2)       1,240.3
Property, plant and equipment, net......      58.5        --             257.7             --          316.2
Investment in unconsolidated
  subsidiaries and affiliates...........     745.0        --              84.9         (744.6)          85.3
Other assets............................     108.2        --              67.8             --          176.0
Intangible assets, net..................      37.7        --             248.7             --          286.4
                                          --------        --          --------        -------       --------
     Total assets.......................  $1,443.8        $--         $1,660.2        $(999.8)      $2,104.2
                                          ========        ==          ========        =======       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................  $   53.9        $--         $  190.5        $    --       $  244.4
  Payables to unconsolidated
     subsidiaries and affiliates........     124.4        --             124.8         (249.2)            --
  Accrued expenses......................     115.7        --             241.9             --          357.6
  Other current liabilities.............      12.9        --              21.5             --           34.4
                                          --------        --          --------        -------       --------
          Total current liabilities.....     306.9        --             578.7         (249.2)         636.4
Long-term debt..........................     303.1        --             267.1             --          570.2
Postretirement health care benefits.....      27.5        --                --             --           27.5
Other noncurrent liabilities............      16.4        --              63.8             --           80.2
                                          --------        --          --------        -------       --------
     Total liabilities..................     653.9        --             909.6         (249.2)       1,314.3
     Total stockholders' equity.........     789.9        --             750.6         (750.6)         789.9
                                          --------        --          --------        -------       --------
       Total liabilities and
          stockholders' equity..........  $1,443.8        $--         $1,660.2        $(999.8)      $2,104.2
                                          ========        ==          ========        =======       ========

                                AGCO CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN MILLIONS)

                                             PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                                             COMPANY   SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                             -------   ------------   -------------   -----------   ------------
Net cash provided by (used for) operating
  activities...............................  $ 21.5       $(8.8)         $212.7          $  --        $ 225.4
                                             ------       -----          ------          -----        -------
Cash flows from investing activities:
  Purchases of property, plant and
     equipment.............................   (13.0)       (2.4)          (23.9)            --          (39.3)
  Proceeds on sale of property, plant and
     equipment.............................     2.5         2.2              --             --            4.7
  Purchase of business, net of cash
     acquired..............................  (147.5)         --              --             --         (147.5)
  Investment in unconsolidated subsidiaries
     and affiliates........................    (0.5)        0.5             1.3             --            1.3
                                             ------       -----          ------          -----        -------
Net cash (used for) provided by investing
  activities...............................  (158.5)        0.3           (22.6)            --         (180.8)
                                             ------       -----          ------          -----        -------
Cash flows from financing activities:
  Proceeds (payments) on long-term debt,
     net...................................   219.9       (47.4)         (192.2)            --          (19.7)
  Proceeds (payments) from intercompany
     loans, net............................   (66.8)       57.4             9.4             --             --
  Proceeds from the issuance of preferred
     and common stock......................     6.4          --              --             --            6.4
  Payment of debt and common stock issuance
     costs.................................   (13.1)         --              --             --          (13.1)
  Dividends paid on common stock...........    (0.5)         --              --             --           (0.5)
                                             ------       -----          ------          -----        -------
Net cash provided by (used for) financing
  activities...............................   145.9        10.0          (182.8)            --          (26.9)
                                             ------       -----          ------          -----        -------
Effect of exchange rate changes on cash &
  cash equivalents.........................      --          --            (2.1)            --           (2.1)
Increase in cash and cash equivalents......     8.9         1.5             5.2             --           15.6
Cash and cash equivalents, beginning of
  year.....................................     0.1          --            13.2             --           13.3
                                             ------       -----          ------          -----        -------
Cash and cash equivalents, end of year.....  $  9.0       $ 1.5          $ 18.4          $  --        $  28.9
                                             ======       =====          ======          =====        =======

                                AGCO CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN MILLIONS)

                                          PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                                          COMPANY   SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                          -------   ------------   -------------   -----------   ------------
Net cash provided by operating
  activities............................  $139.6       $  --           $34.8          $  --         $174.4
                                          ------       -----           -----          -----         ------
Cash flows from investing activities:
  Purchases of property, plant and
     equipment..........................   (24.4)         --           (33.3)            --          (57.7)
  Purchase of business..................   (10.0)         --              --             --          (10.0)
  Investment in unconsolidated
     subsidiaries and affiliates........    (2.0)         --            (2.0)           2.0           (2.0)
                                          ------       -----           -----          -----         ------
Net cash used for investing
  activities............................   (36.4)         --           (35.3)           2.0          (69.7)
                                          ------       -----           -----          -----         ------
Cash flows from financing activities:
  Payments on long-term debt, net.......   (80.4)         --           (27.1)            --         (107.5)
  Proceeds (payments) from intercompany
     loans, net.........................   (22.5)         --            22.5             --             --
  Proceeds from the issuance of common
     stock..............................     2.3          --              --           (2.0)           0.3
  Dividends paid on common stock........    (2.5)         --              --             --           (2.5)
                                          ------       -----           -----          -----         ------
Net cash used for financing
  activities............................  (103.1)         --            (4.6)          (2.0)        (109.7)
                                          ------       -----           -----          -----         ------
Effect of exchange rate changes on cash
  & cash equivalents....................      --          --            (1.3)            --           (1.3)
Increase (decrease) in cash and cash
  equivalents...........................     0.1          --            (6.4)            --           (6.3)
Cash and cash equivalents, beginning of
  year..................................      --          --            19.6             --           19.6
                                          ------       -----           -----          -----         ------
Cash and cash equivalents, end of
  year..................................  $  0.1       $  --           $13.2          $  --         $ 13.3
                                          ======       =====           =====          =====         ======

                                AGCO CORPORATION

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN MILLIONS)

                                          PARENT     GUARANTOR     NON-GUARANTOR   ELIMINATION
                                          COMPANY   SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                          -------   ------------   -------------   -----------   ------------
Net cash provided by operating
  activities............................   $35.8       $  --          $197.9          $  --        $ 233.7
                                           -----       -----          ------          -----        -------
Cash flows from investing activities:
  Purchases of property, plant and
     equipment..........................    (4.8)         --           (39.4)            --          (44.2)
  Proceeds from sale/leaseback of
     property...........................    18.7          --              --             --           18.7
  Sale of businesses....................      --          --             6.0             --            6.0
  Investment in unconsolidated
     subsidiaries and affiliates........    (0.5)         --            (0.6)            --           (1.1)
                                           -----       -----          ------          -----        -------
Net cash provided by (used for)
  investing activities..................    13.4          --           (34.0)            --          (20.6)
                                           -----       -----          ------          -----        -------
Cash flows from financing activities:
  Payments on long-term debt, net.......   (51.7)         --          (153.0)            --         (204.7)
  Proceeds (payments) from intercompany
     loans, net.........................     4.9          --            (4.9)            --             --
  Dividends paid on common stock........    (2.4)         --              --             --           (2.4)
                                           -----       -----          ------          -----        -------
Net cash used for financing
  activities............................   (49.2)         --          (157.9)            --         (207.1)
                                           -----       -----          ------          -----        -------
Effect of exchange rate changes on cash
  & cash equivalents....................      --          --            (2.3)            --           (2.3)
Increase in cash and cash equivalents...      --          --             3.7             --            3.7
Cash and cash equivalents, beginning of
  year..................................      --          --            15.9             --           15.9
                                           -----       -----          ------          -----        -------
Cash and cash equivalents, end of
  year..................................   $  --       $  --          $ 19.6          $  --        $  19.6
                                           =====       =====          ======          =====        =======

16.  SUBSEQUENT EVENTS (UNAUDITED)

  2002 ACQUISITION

     On March 5, 2002, the Company completed its agreement with Caterpillar, Inc. to acquire the design, assembly and marketing of the new MT Series of Caterpillar's Challenger tractor line. The Company issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21 million based on the closing price of the Company's common stock on the acquisition date. In addition, the Company expects to purchase approximately $13 million of initial production inventory from Caterpillar. The addition of the Challenger tractor line provides the Company with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, the Company plans to provide Caterpillar dealers with additional products that should broaden their equipment offerings and enhance their competitive position. The results of operations for this product line will be included in the Company's results as of the date of the acquisition. The acquired assets consist of technology, trademarks, trade names, inventory, and property plant and equipment. There were no accounts receivable acquired or liabilities assumed in the transaction since all rights and obligations relating to past sales of the prior series of the Challenger product line remain with Caterpillar. The Company expects its preliminary allocation of the $21 million purchase price to be solely to property plant and equipment. Since the preliminary fair value of the assets acquired is in

                                AGCO CORPORATION
excess of the purchase price, the Company does not expect to record any intangible assets or goodwill associated with the acquisition.

  RESTRICTED STOCK EXPENSE

     As a result of increases in the Company's common stock price in 2002, a portion of the outstanding awards under the LTIP (Note 10) have been earned by participants. Based on the restricted shares earned to date, the Company will record compensation expense of approximately $27 million in the first quarter of 2002, of which approximately $15 million is non-cash expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information called for by Items 10, 11, 12 and 13, if any, will be contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders which we intend to file on or about April 1, 2002.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information with respect to directors required by this item set forth in our Proxy Statement for the 2002 Annual Meeting of Stockholders in the sections entitled "Election of Directors" and "Directors Continuing in Office" is incorporated herein by reference. The information under the heading "Executive Officers of the Registrant" set forth on pages 12 and 13 of this Form 10-K is incorporated herein by reference. The information with respect to executive officers required by this item set forth in our Proxy Statement for the 2002 Annual Meeting of Stockholders in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to executive compensation required by this item set forth in our Proxy Statement for the 2002 Annual Meeting of Stockholders in the sections entitled "Board of Directors and Certain Committees of the Board," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item set forth in our Proxy Statement for the 2002 Annual Meeting of Stockholders in the section entitled "Principal Holders of Common Stock" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item set forth in our Proxy Statement for the 2002 Annual Meeting of Stockholders in the section entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          (1) The consolidated financial statements, notes to consolidated financial statements and the Report of Independent Public Accountants for AGCO Corporation and its subsidiaries are presented on pages 33 to 77 under
     Item 8 of this Form 10K.

          (2) The financial statements, notes to financial statements and the Report of Independent Public Accountants for AGCO Finance LLC for the year ended December 31, 2001 included in Exhibit 99.1.

          (3) The financial statements, notes to financial statements and the Independent Auditor's Report for AGCO Finance LLC (formerly known as Agricredit Acceptance LLC) for the year ended December 31, 2000 included as
     Exhibit 99.2.

          (4) Financial Statement Schedules:

     The following report of Independent Public Accountants and the Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages II-1 through II-3.

SCHEDULE                              DESCRIPTION
--------                              -----------
Schedule II   Report of Independent Public Accountants on Financial
              Statement Schedule Valuation and Qualifying Accounts

     Schedules other than that listed above have been omitted because the required information is contained in Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

          (5) The following exhibits are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.0 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1996.
 3.2      Amended and Restated By-Laws of the Registrant.
 4.1      Rights Agreement, as amended, between and among AGCO
          Corporation and SunTrust Bank, as rights agent, dated as of
          April 27, 1994 incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March
          31, 1994 and to Exhibit 4.1 to the Company's Form 8-A/ A
          dated August 8, 1999.
 4.2      Indenture dated as of March 20, 1996, between AGCO
          Corporation and SunTrust Bank, as Trustee, incorporated by reference to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1995.
 4.3      Indenture, dated as of April 17, 2001, between AGCO
          Corporation and SunTrust Bank and the other parties named
          therein incorporated by reference to Exhibit 4.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 2001.
10.1      2001 Stock Option Plan incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 2001.*
10.2      Form of Stock Option Agreements (Statutory and Nonstatutory)
          incorporated by reference to the Company's Registration
          Statement on Form S-1 (No. 33-43437) dated April 16, 1992.*
10.3      Amended and Restated Long-Term Incentive Plan (LTIP III)
          incorporated by reference to Exhibit 10.3 to the Company's
          Annual Report on Form 10-K for the year ended December 30,
          2000.*
10.4      First Amendment to the AGCO Corporation Amended and Restated
          Long-Term Incentive Plan (LTIP III).*
10.5      Nonemployee Director Stock Incentive Plan, as amended
          incorporated by reference to Exhibit 10.11 to the Company's
          Annual Report on Form 10-K for the year ended December 31,
          1997.*
10.6      First Amendment to the AGCO Corporation Nonemployee Director
          Stock Incentive Plan.*
10.7      Management Incentive Compensation Plan incorporated by
          reference to the Company's Annual Report on Form 10-K for
          the Year ended December 31, 1995.*
10.8      Employment and Severance Agreement by and between AGCO
          Corporation and Robert J. Ratliff incorporated by reference to the Company's Annual Report on Form 10-K for the year
          ended December 31, 1995.*
10.9      Employment and Severance Agreement by and between AGCO
          Corporation and Norman L. Boyd incorporated by reference to
          Exhibit 10.10 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 2000.*
10.10     Employment and Severance Agreement by and between AGCO
          Corporation and Donald R. Millard.*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.11     Receivables Purchase Agreement dated as of January 27, 2000, among AGCO Corporation, AGCO Funding Corporation and
          Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., as
          administrative agent, incorporated by reference to Exhibit
          10.12 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999.
10.12     Credit Agreement dates as of April 17, 2001, among AGCO
          Corporation, Cooperatieve Centrale Raiffeisen-Boereleenbank
          B.A., and the other parties named therein incorporated by
          reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.13     Canadian Receivables Purchase Agreement dated as of April
          11, 2001, among AGCO Corporation, Cooperatieve Centrale
          Raiffeisen-Boerenleenbank B.A. and the parties named therein incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          2001.
10.14     European Receivables Purchase Agreement dated as of April
          11, 2001, among AGCO Corporation, Cooperatieve Centrale
          Raiffeisen-Boerenleenbank B.A. and the parties named therein incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          2001.
10.15     Agreement and Plan of Merger, dated as of November 20, 2000, by and among AGCO Corporation, Agri Acquisition Corp. and
          Ag-Chem Equipment Co., Inc. incorporated by reference to the
          Company's Registration Statement on Form S-4 (No. 333-52304)
          filed on March 29, 2001.
10.16     Asset Purchase Agreement, dated as of December 16, 2001, by and among AGCO Corporation, Caterpillar Inc. and Caterpillar
          Agricultural Products Inc. incorporated by reference to
          Exhibit 2.1 to the Company's Current Report on Form 8-K
          filed on March 13, 2002.
10.17     AGCO Corporation Supplemental Executive Retirement Plan.*
10.18     1991 Stock Option Plan, as amended, incorporated by
          reference to the Company's Annual Report on Form 10-K for
          the year ended December 31, 1998.*
12.0      Statement re: Computation of Earnings to Combined Fixed
          Charges.
21.0      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP, independent public
          accountants, for the financial statements of AGCO
          Corporation.
23.2      Consent of Arthur Andersen LLP, independent public
          accountants, for the financial statements of AGCO Finance
          LLC.
23.3      Consent of KPMG LLP for the financial statements of AGCO
          Finance LLC (formerly Agricredit Acceptance LLC).
24.0      Power of Attorney.
99.1      Financial statements of AGCO Finance LLC for the year ended
          December 31, 2001.
99.2      Financial Statements of AGCO Finance LLC (formerly
          Agricredit Acceptance LLC) for the year ended December 31,
          2000.
99.3      Assurance letter regarding Arthur Andersen LLP.

---------------

* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          AGCO CORPORATION

                                          By:     /s/ ROBERT J. RATLIFF
                                            ------------------------------------
                                                     Robert J. Ratliff
                                               Chairman, President and Chief
                                                      Executive Officer
Dated: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ ROBERT J. RATLIFF                    Chairman, President and Chief      March 29, 2002
 ------------------------------------------------            Executive Officer
                Robert J. Ratliff


              /s/ DONALD R. MILLARD                   Senior Vice President and Chief     March 29, 2002
 ------------------------------------------------       Financial Officer (Principal
                Donald R. Millard                     Financial Officer and Principal
                                                            Accounting Officer)


                                                                  Director                March   , 2002
 ------------------------------------------------
                Henry J. Claycamp


               /s/ WOLFGANG DEML *                                Director                March 29, 2002
 ------------------------------------------------
                  Wolfgang Deml


            /s/ GERALD B. JOHANNESON *                            Director                March 29, 2002
 ------------------------------------------------
               Gerald B. Johanneson


             /s/ ANTHONY D. LOEHNIS *                             Director                March 29, 2002
 ------------------------------------------------
                Anthony D. Loehnis


               /s/ WOLFGANG SAUER *                               Director                March 29, 2002
 ------------------------------------------------
                  Wolfgang Sauer


              /s/ W. WAYNE BOOKER *                               Director                March 29, 2002
 ------------------------------------------------
                 W. Wayne Booker


               /s/ CURTIS E. MOLL *                               Director                March 29, 2002
 ------------------------------------------------
                  Curtis E. Moll


               /s/ DAVID E. MOMOT *                               Director                March 29, 2002
 ------------------------------------------------
                  David E. Momot


                                                                  Director                March   , 2002
 ------------------------------------------------
                 Hendrikus Visser


 *By:             /s/ STEPHEN D. LUPTON
        ------------------------------------------
                    Stephen D. Lupton
                     Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14 (A)(2)

                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To AGCO Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of AGCO CORPORATION AND SUBSIDIARIES included in this annual report on Form 10-K and have issued our report thereon dated February 6, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 6, 2002

                                  SCHEDULE II
                       AGCO CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                 ADDITIONS
                                                          -----------------------
                                                                        CHARGED
                                BALANCE AT                CHARGED TO   (CREDITED)                BALANCE AT
                                BEGINNING     ACQUIRED    COSTS AND     TO OTHER                   END OF
DESCRIPTION                     OF PERIOD    BUSINESSES    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                     ----------   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2001
  Allowances for sales
     incentive discounts......    $54.9        $  --        $94.6        $  --        $(88.4)      $61.1
                                  -----        -----        -----        -----        ------       -----
Year ended December 31, 2000
  Allowances for sales
     incentive discounts......    $53.6        $  --        $79.6        $  --        $(78.3)      $54.9
                                  =====        =====        =====        =====        ======       =====
Year ended December 31, 1999
  Allowances for sales
     incentive discounts......    $58.4        $  --        $80.3        $  --        $(85.1)      $53.6
                                  =====        =====        =====        =====        ======       =====

                                                                 ADDITIONS
                                                          -----------------------
                                                                        CHARGED
                                BALANCE AT                CHARGED TO   (CREDITED)                BALANCE AT
                                BEGINNING     ACQUIRED    COSTS AND     TO OTHER                   END OF
DESCRIPTION                     OF PERIOD    BUSINESSES    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                     ----------   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2001
  Allowances for doubtful
     accounts.................    $43.4        $ 0.9        $ 9.3        $  --        $ (4.5)      $49.1
                                  -----        -----        -----        -----        ------       -----
Year ended December 31, 2000
  Allowances for doubtful
     accounts.................    $43.0        $  --        $ 2.5        $  --        $ (2.1)      $43.4
                                  =====        =====        =====        =====        ======       =====
Year ended December 31, 1999
  Allowances for doubtful
     accounts.................    $49.4        $  --        $ 3.8        $  --        $(10.2)      $43.0
                                  =====        =====        =====        =====        ======       =====

                                BALANCE AT                CHARGED TO                             BALANCE AT
                                BEGINNING     ACQUIRED    COSTS AND     REVERSAL                   END OF
DESCRIPTION                     OF PERIOD    BUSINESSES    EXPENSES    OF ACCRUAL   DEDUCTIONS     PERIOD
-----------                     ----------   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2001
  Accruals of severance,
     relocation and other
     integration costs........    $10.3        $  --        $ 3.9        $(0.7)       $ (7.7)      $ 5.8
                                  -----        -----        -----        -----        ------       -----
Year ended December 31, 2000
  Accruals of severance,
     relocation and other
     integration costs........    $22.2        $  --        $12.3        $(3.0)       $(21.2)      $10.3
                                  =====        =====        =====        =====        ======       =====
Year ended December 31, 1999
  Accruals of severance,
     relocation and other
     integration costs........    $35.0        $  --        $ 9.6        $  --        $(22.4)      $22.2
                                  =====        =====        =====        =====        ======       =====