Form 10-Q
period 2002-03-31
AGCO CORP /DE
filed 2002-05-15
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ________________________________

Commission file number        1-12930

AGCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	58-1960019 (I.R.S. Employer Identification No.)

4205 River Green Parkway
Duluth, Georgia 30096
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (770) 813-9200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date

Common stock par value $.01 per share: 74,421,016 shares outstanding as of April 30, 2002

     Pursuant to SEC Release No. 34-45589 the accompanying condensed consolidated financial statements for the quarter ended March 31, 2002 have not been reviewed by an independent public accountant. The condensed consolidated financial statements for the quarter ended March 31, 2002 will be reviewed by an independent public accountant pursuant to Rule 10-01 (d) of Regulation S-X in connection with the filing of the registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

AGCO CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Numbers

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — March 31, 2002 and December 31, 2001	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

PART II. OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

i

Part I.	Financial Information

Item I.	Financial Statements

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$13.8	$28.9
Accounts and notes receivable, net	489.6	471.9
Inventories, net	657.0	558.8
Other current assets	128.1	122.9

Total current assets	1,288.5	1,182.5
Property, plant and equipment, net	329.6	316.9
Investment in affiliates	74.6	69.6
Other assets	183.4	190.9
Intangible assets, net	384.1	413.4

Total assets	$2,260.2	$2,173.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302.3	$272.2
Accrued expenses	340.8	350.7
Other current liabilities	12.7	19.9

Total current liabilities	655.8	642.8
Long-term debt	702.6	617.7
Postretirement health care benefits	25.5	25.6
Other noncurrent liabilities	89.8	87.8

Total liabilities	1,473.7	1,373.9

Stockholders’ Equity:
Common stock: $0.01 par value, 150,000,000 shares authorized, 74,417,116 and 72,311,107 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively	0.7	0.7
Additional paid-in capital	573.2	531.5
Retained earnings	618.8	645.0
Unearned compensation	(3.2)	(0.6)
Accumulated other comprehensive loss	(403.0)	(377.2)

Total stockholders’ equity	786.5	799.4

Total liabilities and stockholders’ equity	$2,260.2	$2,173.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,

	2002	2001

Net sales	$618.6	$532.1
Cost of goods sold	502.4	449.6

Gross profit	116.2	82.5
Selling, general and administrative expenses	91.0	56.7
Engineering expenses	12.7	11.9
Restructuring and other infrequent expenses	0.9	2.3
Amortization of intangibles	0.3	3.9

Income from operations	11.3	7.7
Interest expense, net	14.1	13.9
Other expense, net	5.3	7.6

Loss before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	(8.1)	(13.8)
Income tax benefit	(2.9)	(5.2)

Loss before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	(5.2)	(8.6)
Equity in net earnings of affiliates	3.1	2.8

Loss before cumulative effect of a change in accounting principle	(2.1)	(5.8)
Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—

Net loss	$(26.2)	$(5.8)

Net loss per common share:
Basic:
Loss before cumulative effect of a change in accounting principle	$(0.03)	$(0.10)
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—

Net loss	$(0.36)	$(0.10)

Diluted:
Loss before cumulative effect of a change in accounting principle	$(0.03)	$(0.10)
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—

Net loss	$(0.36)	$(0.10)

Weighted average number of common and common equivalent shares outstanding:
Basic	72.7	59.3

Diluted	72.7	59.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(26.2)	$(5.8)

Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of taxes	24.1	—
Depreciation and amortization	13.1	12.6
Amortization of intangibles	0.3	3.9
Restricted stock compensation	14.6	0.5
Equity in net earnings of affiliates, net of cash received	(1.1)	(2.1)
Deferred income tax benefit	(14.8)	(14.4)
Gain on sale of property, plant and equipment	—	(0.7)
Changes in operating assets and liabilities net of effect from purchase of businesses:
Accounts and notes receivable, net	(31.9)	0.8
Inventories, net	(99.3)	(77.9)
Other current and noncurrent assets	0.6	(5.8)
Accounts payable	20.5	(3.5)
Accrued expenses	(1.7)	(3.9)
Other current and noncurrent liabilities	(5.0)	(1.0)

Total adjustments	(80.6)	(91.5)

Net cash used in operating activities	(106.8)	(97.3)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7.3)	(4.5)
Proceeds from sales of property, plant and equipment	12.2	—
Investment in unconsolidated affiliates	(0.2)	(0.5)

Net cash provided by (used for) investing activities	4.7	(5.0)

Cash flows from financing activities:
Proceeds from long-term debt, net	84.6	89.3
Proceeds from issuance of preferred and common stock	3.2	5.3
Dividends paid on common stock	—	(0.6)

Net cash provided by financing activities	87.8	94.0

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.4

Decrease in cash and cash equivalents	(15.1)	(7.9)
Cash and cash equivalents, beginning of period	28.9	13.3

Cash and cash equivalents, end of period	$13.8	$5.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

1.	BASIS OF PRESENTATION

     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications of previously reported financial information were made to conform to the current presentation.

2.	ACQUISITIONS

     Challenger

     On March 5, 2002, the Company completed its agreement with Caterpillar, Inc. to acquire the design, assembly and marketing of the new MT Series of Caterpillar’s Challenger tractor line. The Company issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.0 million based on the closing price of the Company’s common stock on the acquisition date. In addition, the Company purchased approximately $13.0 million of initial production inventory from Caterpillar in connection with a supply agreement with Caterpillar. The addition of the Challenger tractor line provides the Company with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, the Company will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position. The results of operations for this product line are included in the Company’s results from the date of the acquisition. The acquired assets consist of technology, trademarks, trade names, inventory, and property plant and equipment. There were no accounts receivable acquired or liabilities assumed in the transaction since all rights and obligations relating to past sales of the prior series of the Challenger product line remain with Caterpillar. The Company expects its preliminary allocation of the $21.0 million purchase price to be attributable solely to property, plant and equipment. Since the preliminary fair value of the assets acquired is in excess of the purchase price, the Company does not expect to record any intangible assets or goodwill associated with the acquisition.

     Ag-Chem

     On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Co., Inc. (“Ag-Chem”), a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications.

     The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) No. 16, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, the Company established liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and fifteen parts and service facilities. The activity related to these liabilities is summarized in the following table:

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

				Reserve
				Balance at
	Liabilities	Expenses		March 31,
	Established	Incurred	Adjustments	2002

Employee severance	$2.6	$2.5	$(0.1)	$—
Employee relocation expense	0.3	0.2	(0.1)	—
Facility closure costs	0.2	—	(0.2)	—

	$3.1	$2.7	$(0.4)	$—

     At March 31, 2002, all costs in connection with the liabilities established had been incurred. Accordingly, the Company adjusted its purchase price allocation to reflect a reduction in these established liabilities of $0.4 million.

3.	RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     The Company recorded restructuring and other infrequent expenses of $0.9 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. The 2002 expense related to $0.8 million of severance costs accrued in connection with the rationalization of European engineering and marketing personnel and $0.1 million for costs associated with the integration of Ag-Chem. The European severance recorded in 2002 relates to the planned termination of approximately 32 employees, of which 13 were terminated as of March 31, 2002. At March 31, 2002 the Company had incurred $0.3 million of the $0.8 million amount accrued.

     In 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company consolidated AGCO’s Willmar, Minnesota manufacturing facility and Ag-Chem’s Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. In addition, the Company closed Ag-Chem’s Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. Lastly, the Company closed fifteen parts and service facilities and integrated parts warehousing and logistics into AGCO’s North America parts distribution system.

     The components of the restructuring and other infrequent expenses related to the Ag-Chem integration are summarized in the following table:

	Reserve			Reserve
	Balance at			Balance at
	December 31,	2002	Expense	March 31,
	2001	Expenses	Incurred	2002

Employee severance	$0.6	$—	$0.2	$0.4
Employee retention payments	0.2	(0.2)	—	—
Facility closure costs	0.1	—	0.1	—
Facility relocation and transition costs	—	0.3	0.3	—

	$0.9	$0.1	$0.6	$0.4

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     All employees included in the restructuring plan have been terminated as of March 31, 2002. The employee retention payments related to incentives to be paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates and were accrued over the term of the retention period. In the first quarter of 2002, the Company reversed approximately $0.2 million of retention payments, which were not earned or required. The facility closure costs included employee costs and other future exit costs to be incurred at the Company’s Willmar location after operations ceased. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. The $0.4 million of costs accrued at March 31, 2002 are expected to be incurred in 2002.

     In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. The Company did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. A summary of the expenses incurred and related reserves associated with these closures is included in the following table:

	Reserve		Reserve
	Balance at		Balance at
	December 31,	Expenses	March 31,
	2001	Incurred	2002

Employee severance	$0.6	$0.1	$0.5
Facility closure costs	0.4	0.2	0.2

	$1.0	$0.3	$0.7

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite lived assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite lived assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite lived assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. This assessment involves determining an estimate of the fair value of the Company’s reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units.

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

The Company’s acquired intangible assets are as follows:

	March 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Trademarks	$25.3	$(0.8)	$25.3	$(0.6)
Other	1.9	(0.1)	1.9	—

Total	$27.2	$(0.9)	$27.2	$(0.6)

Unamortized intangible assets:
Trademarks	$53.4		$53.4

     The Company amortizes certain acquired intangible assets over estimated useful lives of 7 to 30 years. For the three months ended March 31, 2002 and 2001, acquired intangible asset amortization was $0.3 million and $0.4 million, respectively. In accordance with SFAS 142, the Company ceased amortizing certain trademarks which it determined to have an indefinite useful life as of January 1, 2002. The Company estimates amortization of intangible assets will be $1.3 million for 2002, $1.2 million for 2003 and 2004, $1.1 million for 2005 and $1.0 million for 2006.

     Changes in the carrying amount of goodwill during the three months ended March 31, 2002 are summarized as follows:

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2001	$10.2	$70.0	$92.5	$159.2	$331.9
Transitional impairment losses	(10.2)	(17.5)	—	—	(27.7)
Adjustment to purchase price allocations	—	—	—	0.4	0.4
Foreign currency translation	—	(0.3)	(1.2)	—	(1.5)

Balance as of March 31, 2002	$—	$52.2	$91.3	$159.6	$303.1

     The goodwill in each of the Company’s segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. The Company utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, the Company determined that goodwill associated with its Argentina and North America reporting units was impaired. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002.

     Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other indefinite lived intangible assets over periods ranging from 10 to 40 years. The following is a reconciliation of the Company’s loss before cumulative effect of a change in accounting principle and net loss and net loss per share as if goodwill were accounted for in accordance with SFAS No. 142 in prior periods:

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Reported loss before cumulative effect of a change in accounting principle	$(2.1)	$(5.8)
Add: Goodwill amortization	—	2.3
Add: Indefinite lived trademark amortization	—	0.2

Adjusted loss before cumulative effect of a change in accounting principle	(2.1)	(3.3)
Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—

Adjusted net loss	$(26.2)	$(3.3)

Net loss per common share:
Basic:
Reported loss before cumulative effect of a change in accounting principle	$(0.03)	$(0.10)
Add: Goodwill amortization	—	0.04
Add: Indefinite lived trademark amortization	—	—

Adjusted loss before cumulative effect of a change in accounting principle	(0.03)	(0.06)
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—

Adjusted net loss	$(0.36)	$(0.06)

Diluted:
Reported loss before cumulative effect of a change in accounting principle	$(0.03)	$(0.10)
Add: Goodwill amortization	—	0.04
Add: Indefinite lived trademark amortization	—	—

Adjusted loss before cumulative effect of a change in accounting principle	(0.03)	(0.06)
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—

Adjusted net loss	$(0.36)	$(0.06)

5.	LONG-TERM DEBT

     Long-term debt consisted of the following at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001

Revolving credit facility	$185.9	$89.0
9 1/2 Senior notes due 2008	250.0	250.0
8 1/2 Senior subordinated notes due 2006	248.9	248.9
Other long-term debt	17.8	29.8

Total long-term debt	$702.6	$617.7

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

6.	INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Finished goods	$296.3	$235.8
Repair and replacement parts	247.2	235.3
Work in process, production parts and raw materials	187.2	161.2

Gross inventories	730.7	632.3
Allowance for surplus and obsolete inventories	(73.7)	(73.5)

Inventories, net	$657.0	$558.8

7.	NET INCOME PER COMMON SHARE

     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.

     A reconciliation of net loss and the weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended
	March 31,

	2002	2001

Basic and Diluted Earnings Per Share
Weighted average number of common shares outstanding	72.7	59.3

Loss before cumulative effect of a change in accounting principle	$(2.1)	$(5.8)
Cumulative effect of a change in accounting principle, net of taxes	$(24.1)	$—

Net loss	$(26.2)	$(5.8)

Net loss per common share:
Loss before cumulative effect of a change in accounting principle	$(0.03)	$(0.10)
Cumulative effect of a change in accounting principle, net of taxes	$(0.33)	$—

Net loss	$(0.36)	$(0.10)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     Shares issued upon the assumed vesting of restricted stock totaling 0.3 million for both March 31, 2002 and 2001 and shares issued upon the assumed exercise of outstanding stock options totaling 0.7 million and 0.1 million as of March 31, 2002 and 2001, respectively, were excluded from the calculation of the diluted weighted average number of common shares outstanding because their effects would be antidilutive to the Company’s net loss in both periods. In addition, there were 0.7 million and 1.0 million stock options outstanding that were also excluded from the calculation of weighted average number of common shares outstanding because the option exercise prices were higher than the market price of the Company’s common stock during the related period.

8.	COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss for the three months ended March 31, 2002 and 2001 was as follows:

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(26.2)	$(5.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	(27.3)	(45.4)
Unrealized loss on derivatives	(0.1)	(1.4)
Unrealized gain on derivatives held by affiliates	1.6	—

Total comprehensive loss	$(52.0)	$(52.6)

9.	ACCOUNTS RECEIVABLE SECURITIZATION

     At March 31, 2002, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $410.0 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $386.0 million at March 31, 2002 and $402.0 million at December 31, 2001. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities for the quarter ended March 31, 2002 and 2001 were $3.7 million and $5.0 million, respectively.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the three months ended March 31, 2002:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)
Net changes in fair value of derivatives	(0.5)	0.2	(0.3)
Net gains reclassified from accumulated other comprehensive loss into earnings	0.4	(0.2)	0.2

Accumulated derivative net losses as of March 31, 2002	$(0.3)	$0.1	$(0.2)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

11.	SEGMENT REPORTING

     The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. As a result of the Ag-Chem acquisition, the Company created a new segment, the Sprayer Division, which includes Ag-Chem and the Company’s existing sprayer operations. Prior period segment results have been restated to conform to the new segments. Segment results for the three months ended March 31, 2002 and 2001 are as follows:

	North	South	Europe/Africa	Asia/	Sprayer
Three months ended March 31,	America	America	/Middle East	Pacific	Division	Consolidated

2002
Net sales	$132.2	$63.0	$296.1	$21.9	$105.4	$618.6
Income (loss) from operations	(5.0)	6.5	19.4	3.7	14.9	39.5
2001
Net sales	$133.7	$61.5	$296.9	$23.1	$16.9	$532.1
Income (loss) from operations	(14.5)	4.2	18.9	3.8	2.2	14.6

     A reconciliation from the segment information to the consolidated balances for income from operations is set forth below:

	Three Months Ended
	March 31,

	2002	2001

Segment income from operations	$39.5	$14.6
Restricted stock compensation expense	(27.0)	(0.7)
Restructuring and other infrequent expenses	(0.9)	(2.3)
Amortization of intangibles	(0.3)	(3.9)

Consolidated income from operations	$11.3	$7.7

12.	GUARANTOR/NON-GUARANTOR FINANCIALS

     On April 17, 2001, AGCO Corporation issued $250 million of 9 1/2% Senior Notes due 2008 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed by the following U.S. subsidiaries of AGCO Corporation: Ag-Chem Equipment Co., Inc., Ag-Chem Equipment International, Inc. and Ag-Chem Equipment Canada, Ltd. The following financial information presents condensed consolidating balance sheets, statements of operations and cash flows of (i) AGCO Corporation, the parent company, as if it accounted for its subsidiaries on the equity method, (ii) the guarantor subsidiaries on a combined basis, and (iii) the non-guarantor subsidiaries on a combined basis. The guarantor subsidiaries were acquired on April 16, 2001 as part of the acquisition of Ag-Chem, and accordingly, are not included in the following financial information for periods prior to acquisition.

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$152.9	$104.1	$454.6	$(93.0)	$618.6
Cost of goods sold	131.8	82.9	380.7	(93.0)	502.4

Gross profit	21.1	21.2	73.9	—	116.2
Selling, general and administrative expenses	50.0	8.7	32.3	—	91.0
Engineering expenses	3.2	1.0	8.5	—	12.7
Restructuring and other infrequent expenses	0.1	—	0.8	—	0.9
Amortization of intangibles	—	0.3	—	—	0.3

Income (loss) from operations	(32.2)	11.2	32.3	—	11.3
Interest expense, net	13.3	0.2	0.6	—	14.1
Other (income) expense, net	1.8	(0.2)	3.7	—	5.3

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates and cumulative effect of a change in accounting principle	(47.3)	11.2	28.0	—	(8.1)
Income tax provision (benefit)	(16.9)	4.2	9.8	—	(2.9)

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates and cumulative effect of a change in accounting principle	(30.4)	7.0	18.2	—	(5.2)
Equity in net earnings of unconsolidated subsidiaries and affiliates	10.8	0.5	1.3	(9.5)	3.1

Income (loss) before cumulative effect of a change in accounting principle	(19.6)	7.5	19.5	(9.5)	(2.1)
Cumulative effect of a change in accounting principle, net of taxes	(6.6)	—	(17.5)	—	(24.1)

Net income (loss)	$(26.2)	$7.5	$2.0	$(9.5)	$(26.2)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2001
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$153.8	—	$447.4	$(69.1)	$532.1
Cost of goods sold	143.5	—	375.2	(69.1)	449.6

Gross profit	10.3	—	72.2	—	82.5
Selling, general and administrative expenses	23.6	—	33.1	—	56.7
Engineering expenses	3.3	—	8.6	—	11.9
Restructuring and other infrequent expenses	2.3	—	—	—	2.3
Amortization of intangibles	1.7	—	2.2	—	3.9

Income (loss) from operations	(20.6)	—	28.3	—	7.7
Interest expense, net	10.0	—	3.9	—	13.9
Other expense, net	5.4	—	2.2	—	7.6

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates and cumulative effect of a change in accounting principle	(36.0)	—	22.2	—	(13.8)
Income tax provision (benefit)	(12.4)	—	7.2	—	(5.2)

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates and cumulative effect of a change in accounting principle	(23.6)	—	15.0	—	(8.6)
Equity in net earnings of unconsolidated subsidiaries and affiliates	17.8	—	1.6	(16.6)	2.8

Income (loss) before cumulative effect of a change in accounting principle	(5.8)	—	16.6	(16.6)	(5.8)
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—

Net income (loss)	$(5.8)	$—	$16.6	$(16.6)	$(5.8)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$6.3	$1.0	$6.5	$—	$13.8
Accounts and notes receivables, net	165.8	25.5	289.4	—	480.7
Receivables from unconsolidated subsidiaries and affiliates	163.1	40.0	221.4	(415.6)	8.9
Inventories, net	253.4	96.1	320.1	(12.6)	657.0
Other current assets	72.7	0.6	54.8	—	128.1

Total current assets	661.3	163.2	892.2	(428.2)	1,288.5
Property, plant and equipment, net	78.9	33.2	217.5	—	329.6
Investments in unconsolidated subsidiaries and affiliates	948.8	1.3	72.8	(948.3)	74.6
Other assets	133.8	6.1	43.4	0.1	183.4
Intangible assets, net	21.1	166.3	196.7	—	384.1

Total assets	$1,843.9	$370.1	$1,422.6	$(1,376.4)	$2,260.2

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$80.7	$25.7	$183.8	$—	$290.2
Payables to unconsolidated subsidiaries and affiliates	231.6	70.5	125.6	(415.6)	12.1
Accrued expenses	105.1	14.3	221.4	—	340.8
Other current liabilities	0.6	3.5	8.6	—	12.7

Total current liabilities	418.0	114.0	539.4	(415.6)	655.8
Long-term debt	609.0	5.5	88.1	—	702.6
Postretirement health care benefits	25.5	—	—	—	25.5
Other noncurrent liabilities	4.9	—	84.9	—	89.8

Total liabilities	1,057.4	119.5	712.4	(415.6)	1,473.7
Total stockholders’ equity	786.5	250.6	710.2	(960.8)	786.5

Total liabilities & stockholder’s equity	$1,843.9	$370.1	$1,422.6	$(1,376.4)	$2,260.2

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash used for operating activities:	$(68.6)	$(15.0)	$(23.2)	$—	$(106.8)

Cash flows from investing activities:
Purchase of property, plant & equipment	(3.4)	(0.1)	(3.8)	—	(7.3)
Proceeds on sale of property, plant & equipment	—	12.2	—	—	12.2
Investments in unconsolidated subsidiaries and affiliates	—	—	(0.2)	—	(0.2)

Net cash (used for) provided by investing activities	(3.4)	12.1	(4.0)	—	4.7

Cash flows from financing activities:
Proceeds (payments) on long-term debt, net	74.9	(8.6)	18.3	—	84.6
Proceeds (payments) from intercompany loans, net	(8.8)	11.0	(2.2)	—	—
Proceeds from issuance of preferred stock	3.2	—	—	—	3.2

Net cash provided by financing activities	69.3	2.4	16.1	—	87.8

Effect of exchange rate changes on cash & cash equivalents	—	—	(0.8)	—	(0.8)
Decrease in cash & cash equivalents	(2.7)	(0.5)	(11.9)	—	(15.1)
Cash and cash equivalents, beginning of period	9.0	1.5	18.4	—	28.9

Cash and cash equivalents, end of period	$6.3	$1.0	$6.5	$—	$13.8

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2001
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash used for operating activities:	$(75.9)	$—	$(21.4)	$—	$(97.3)

Cash flows from investing activities:
Purchase of property, plant & equipment	(2.2)	—	(2.3)	—	(4.5)
Investments in unconsolidated subsidiaries and affiliates	(0.5)	—	—	—	(0.5)

Net cash used for investing activities	(2.7)	—	(2.3)	—	(5.0)

Cash flows from financing activities:
Proceeds on long-term debt, net	74.4	—	14.9	—	89.3
Proceeds (payments) from intercompany loans, net	(3.1)	—	3.1	—	—
Proceeds from issuance of common stock	5.3	—	—	—	5.3
Dividends paid on common stock	(0.6)	—	—	—	(0.6)

Net cash provided by financing activities	76.0	—	18.0	—	94.0

Effect of exchange rate changes on cash & cash equivalents	—	—	0.4	—	0.4
Decrease in cash & cash equivalents	(2.6)	—	(5.3)	—	(7.9)
Cash and cash equivalents, beginning of period	0.1	—	13.2	—	13.3

Cash and cash equivalents, end of period	$(2.5)	$—	$7.9	$—	$5.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, demand for agricultural commodities, commodity prices and general economic conditions. We record sales when we sell equipment and replacement parts to our independent dealers, distributors or other customers. To the extent possible, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on manufacturing operations and to minimize investment in inventory. Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, our net sales have historically been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2002, we recorded a loss before cumulative effect of a change in accounting principle of $2.1 million, or $0.03 per share. In addition, we recorded a non-cash goodwill impairment charge of $24.1 million, or $0.33 per share, related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was recorded as a cumulative effect of a change in accounting principle. Including the accounting change, net loss for the first quarter of 2002 was $26.2 million, or $0.36 per share. For the three months ended March 31, 2001, we recorded a net loss of $5.8 million, or $0.10 per share.

     The results for the first quarter of 2002 included restricted stock compensation expense of approximately $27.0 million, or $0.24 per share and restructuring and other infrequent expenses of $0.9 million, or $0.01 per share. The restricted stock compensation expense was due to increases in our common stock price in the first quarter that resulted in restricted stock awards to key executives under our Long-Term Incentive Plan (“LTIP”). The restructuring expenses in the first quarter primarily related to cost reduction initiatives. The results for the first quarter of 2001 included restructuring expenses of $2.3 million, or $0.02 per share, for costs associated with the closure of manufacturing facilities.

     First quarter operating income excluding restructuring expenses and restricted stock compensation expense was $39.2 million in 2002 compared to $10.7 million in 2001. The improvement in operating earnings on this basis was primarily the result of sales growth and gross margin expansion. Net sales increased 16.3% over the first quarter of 2001 primarily due to the addition of Ag-Chem, which was acquired in April 2001. First quarter gross margins improved primarily due to the addition of high margin Ag-Chem sales, cost improvement in the Hesston, Kansas manufacturing facility, increased production and other cost reduction initiatives. Operating earnings for 2002 also benefited by lower amortization of intangibles of $3.6 million from the discontinuation of the amortization of goodwill and other indefinite lived intangible assets upon adoption of SFAS No. 142 in 2002.

     Acquisitions

     On March 5, 2002, we completed our acquisition of the design, assembly and marketing of Caterpillar Inc.’s new MT Series of Challenger agricultural tractors. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21 million and purchased approximately $13 million of initial production inventory in connection with a supply agreement with Caterpillar. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors which we can market on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Production of Challenger track-type tractors is underway and the first sales to dealers are expected in May. Complementary Challenger branded products are also expected to be first available in the second quarter and will be released throughout 2002 and 2003.

     Retail Sales

     In North America, industry retail unit sales of tractors for the first quarter of 2002 increased approximately 3% over the first quarter of the prior year with increases in the compact and utility tractor segments offset by a decrease in the high horsepower segment. Industry retail unit sales of combines were approximately 16% lower than the first quarter of 2001. Our retail sales of tractors for the first quarter of 2002 were below the comparable prior year period while our first quarter retail sales of combines were above the same period in the prior year. Retail tractor sales in 2001 were favorably impacted by aggressive programs to reduce the dealer inventory of discontinued product lines in the first quarter of 2001. Improved availability of combines in the first quarter of 2002 positively impacted AGCO’s retail sales compared to 2001.

     In Western Europe, industry retail unit sales of tractors for the first quarter of 2002 were unchanged compared to the first quarter of 2001. Increases in the United Kingdom and German markets were offset by declines in France, Italy and Spain. Our retail unit sales for the first quarter of 2002 increased compared to the prior year period.

     South American industry retail unit sales of tractors in the first quarter of 2002 increased approximately 14% compared to the first quarter of 2001 with increases in Brazilian market partially offset by declines in Argentina. Our South American retail unit sales also increased in the first quarter of 2002 compared to the same period in 2001. The Brazilian market continued to be strong due to full availability of the Brazilian government subsidized retail financing program, FINAME. As a result of the economic crisis in Argentina, there was very little market activity in Argentina in the first quarter of 2002.

     Outside of North America, Western Europe and South America, net sales for the first quarter of 2002 were below the prior year. The majority of the decline related to sales in Middle East markets.

     Statements of Operations

     Net sales for the first quarter of 2002 were $618.6 million compared to $532.1 million for first quarter of 2001. The increase in net sales was primarily due to the addition of Ag-Chem, which was acquired in April 2001. Net sales generated by the acquired Ag-Chem operations were approximately $87.2 million for the first quarter of 2002. Net sales for the first quarter of 2002 were negatively impacted by foreign currency translation of approximately $18 million due to the strength of the U.S. dollar relative to the Euro. Excluding the impact of the Ag-Chem acquisition and foreign currency translation, net sales were approximately 3.3% higher in the first quarter of 2002 compared to the same period in 2001.

     Regionally, net sales in North America were $1.5 million, or 1.1% lower in the first quarter of 2002 compared to the same period in 2001 due to relatively flat industry conditions. Net sales in the Europe/Africa/Middle East region decreased $0.8 million, or 0.3%, in the first quarter of 2002 compared to the first quarter of 2001. Sales increases in Western Europe were offset by sales decreases in the Middle East and by the negative impact of foreign currency translation. Net sales in South America increased $1.5 million, or 2.4%, for the first quarter of 2002 compared to the first quarter of 2001. Sales increases in Brazil were partially offset by sales decreases in Argentina due to depressed market conditions. In the Asia Pacific region, net sales decreased $1.2 million, or 5.2%, due to currency translation and weaker industry conditions. In the Sprayer division, net sales increased $88.5 million primarily due to the impact of Ag-Chem acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Gross profit was $116.2 million (18.8% of net sales) for the first quarter of 2002 compared to $82.5 million (15.5% of net sales) for the first quarter of 2001. Gross margins improved in 2002 primarily due to the addition of high margin Ag-Chem sales, cost improvements in the Hesston, Kansas manufacturing facility, increased production and other cost reduction initiatives. In 2001, the Company incurred approximately $3.7 million of production inefficiencies at the Hesston, Kansas plant in the first quarter of 2001 associated with the initial production of products relocated from closed facilities. These inefficiencies were eliminated in the first quarter of 2002.

     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2002 were $91.0 million compared to $56.7 million in the first quarter of 2001. The increase in SG&A expenses primarily relates to $27.0 million of restricted stock compensation expense recorded in the first quarter of 2002. Due to the rise in AGCO’s common stock price in the first quarter of 2002, portions of restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in AGCO’s common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash bonus equal to 40% of the value of the stock also is paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants. Of the $27.0 million expense recorded in the first quarter, approximately $14.6 million was a non-cash expense. Additional shares can be earned upon further increases in AGCO’s stock price that would result in additional expense. Excluding restricted stock compensation expenses, SG&A expenses were 10.3% of net sales for the first quarter of 2002 compared to 10.5% of net sales for the same period in 2001. Engineering expenses were $12.7 million in the first quarter of 2002 compared to $11.9 for the first quarter of 2001. The increase in engineering expenses primarily relates to the addition of Ag-Chem engineering expenses in 2002.

     Restructuring and other infrequent expenses were $0.9 million in the first quarter of 2002 and $2.3 million in the first quarter of 2001. The restructuring expenses in 2002 primarily related to severance costs associated with the consolidation of engineering and SG&A functions in our European operations. The restructuring expenses in 2001 primarily related to manufacturing facility closures. See “Restructuring and Other Infrequent Expenses.”

     Amortization of intangibles decreased to $0.3 million in the first quarter of 2002 from $3.9 million in the first quarter of 2001. The decrease in 2002 was due to the discontinuation of the amortization of goodwill and other intangible assets upon adoption of SFAS No. 142 in 2002. See “Accounting Changes.”

     Income from operations was $11.3 million for the first quarter of 2002 compared to $7.7 million in the first quarter of 2001. Excluding restructuring expenses and restricted stock compensation expenses, operating income was $39.2 million (6.3% of net sales) in the first quarter of 2002 compared to $10.7 million (2.0% of net sales) for the first quarter of 2001. The improvement in operating earnings was primarily the result of sales growth, gross margin expansion, and lower amortization of intangibles.

     Interest expense, net was $14.1 million for the first quarter of 2002 compared to $13.9 million for the first quarter of 2001. Interest expense in 2001 included a $2.0 million fee for the successful waiver solicitation on our 8.5% Senior Subordinated Notes. Interest expense in 2002 increased due to higher debt levels associated with the Ag-Chem acquisition partially offset by lower interest rates.

     Other expense, net was $5.3 million in the first quarter of 2002 compared to $7.6 million in the first quarter of 2001. Losses on sales of accounts receivables primarily related to securitization facilities were $3.7 million in the first quarter of 2002 compared to $5.0 million for the same period in 2001. The 2001 amount includes approximately $0.4 million of costs associated with increased funding of securitization facilities. The remaining decrease in 2002 is due to lower interest rates in 2002 compared to 2001.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     We recorded an income tax benefit of $2.9 million and $5.2 million for the first quarter of 2002 and 2001, respectively. The effective tax rate was approximately 36% in the first quarter of 2002 compared to 38% in the first quarter of 2001.

     Equity in earnings of affiliates was $3.1 million and $2.8 million for the first quarter of 2002 and 2001, respectively. Equity in earnings in our retail finance joint ventures in the first quarter of 2002 was higher than the same period of the prior year.

     We recorded a non-cash goodwill impairment charge of $24.1 million, or $0.33 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle. See “Accounting Changes.”

AG-CHEM ACQUISITION

     On April 16, 2001, we completed the acquisition of Ag-Chem Equipment Co., Inc., a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications.

     The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) No. 16, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, we established liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and fifteen parts and service facilities. The activity related to these liabilities is summarized in the following table:

				Reserve
				Balance at
	Liabilities	Expenses		March 31,
	Established	Incurred	Adjustments	2002

Employee severance	$2.6	$2.5	$(0.1)	$—
Employee relocation expense	0.3	0.2	(0.1)	—
Facility closure costs	0.2	—	(0.2)	—

	$3.1	$2.7	$(0.4)	$—

     At March 31, 2002, all costs in connection with the liabilities established had been incurred. Accordingly, the acquisition purchase price allocation was adjusted to reflect a reduction in these established liabilities of $0.4 million.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     We recorded restructuring and other infrequent expenses of $0.9 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. The 2002 expense related to $0.8 million of severance costs accrued in connection with the rationalization of European engineering and marketing personnel and $0.1 million for costs associated with the integration of Ag-Chem. The European severance recorded in 2002 relates to the planned termination of approximately 32 employees, of which 13 employees were terminated as of March 31, 2002. At March 31, 2002, we had incurred $0.3 million of the $0.8 million amount accrued.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     In 2001, we announced our plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The plans included the consolidation of our Willmar, Minnesota manufacturing facility and Ag-Chem’s Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. In addition, we closed Ag-Chem’s Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. Lastly, we closed fifteen parts and service facilities and integrated parts warehousing and logistics into our North America parts distribution system.

     The components of the restructuring and other infrequent expenses are summarized in the following table:

	Reserve			Reserve
	Balance at			Balance at
	December 31,	2002	Expenses	March 31,
	2001	Expense	Incurred	2002

Employee severance	$0.6	$—	$0.2	$0.4
Employee retention payments	0.2	(0.2)	—	—
Facility closure costs	0.1	—	0.1	—
Facility relocation and transition costs	—	0.3	0.3	—

	$0.9	$0.1	$0.6	$0.4

     All employees included in the restructuring plan have been terminated as of March 31, 2002. The employee retention payments related to incentives to be paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates and were accrued over the term of the retention period. In the first quarter of 2002, we reversed approximately $0.2 million of retention payments, which were not earned or required. The facility closure costs included employee costs and other future exit costs to be incurred at our Willmar location after operations ceased. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. The $0.4 million of costs accrued at March 31, 2002 are expected to be incurred in 2002.

     In 2000, we permanently closed our combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, we permanently closed our Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing AGCO facilities or outsourced to third parties. We did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. A summary of the expenses incurred and related reserves associated with these closures is included in the following table:

	Reserve		Reserve
	Balance at		Balance at
	December 31,	Expenses	March 31,
	2001	Incurred	2002

Employee severance	$0.6	$0.1	$0.5
Facility closure costs	0.4	0.2	0.2

	$1.0	$0.3	$0.7

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Our primary financing and funding sources are the $250.0 million 8½% Senior Subordinated Notes due 2006, the $250 million 9½% Senior Notes due 2008, a $350.0 million revolving credit facility and approximately $410.0 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

     The $350.0 million multi-currency revolving credit facility with Rabobank matures October 2005. The facility is secured by a majority of our U.S., Canadian and U.K. based assets and a pledge of the stock of our domestic and material foreign subsidiaries. Interest accrues on borrowings outstanding under the facility, at our option, at either (1) LIBOR plus a margin based on a ratio of our senior debt to EBITDA, as adjusted, or (2) the administrative agent’s base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, we must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of March 31, 2002, we had borrowings of $185.9 million and availability to borrow $159.2 million under the revolving credit facility.

     The $250.0 million of 9½% Senior Notes due 2008 (the “Senior Notes”) were issued in 2001. The Senior Notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that, among other things, limits the our ability (and that of our restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases.

     The $250.0 million of 8½% Senior Subordinated Notes due 2006 (the “Senior Subordinated Notes”) were issued in 1996 at 99.139% of their principal amount. The Senior Subordinated Notes are unsecured obligations and are redeemable at our option, in whole or in part, at any time on or after March 15, 2001 initially at 104.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount plus accrued interest, on or after March 15, 2003. The Senior Subordinated Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

     Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly owned special purpose entity. As of March 31, 2002, funding under securitization facilities totaled $386.0 million, which has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to the unfunded balance of receivables sold which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables.

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $632.7 million of working capital at March 31, 2002, an increase of $93.0 million from working capital of $539.7 million at December 31, 2001. Accounts receivable and inventory combined were $115.9 million higher than at the end of December 2001 primarily due to seasonal working capital requirements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Cash flow used for operating activities was $106.8 million for the three months ended March 31, 2002 compared to a use of $97.3 million for the same period during 2001. The use of cash in both periods was primarily due to seasonal increases in working capital.

     Capital expenditures for the first quarter of 2002 were $7.3 million compared to $4.5 million for the same period in 2001. We anticipate that our capital expenditures for the full year of 2002 will range from approximately $45 million to $55 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders’ equity) was 47.2% compared to 43.6% at December 31, 2001. The increase is primarily attributable to higher debt incurred to fund seasonal working capital requirements.

     We believe that available borrowings under our revolving credit facility, funding under the accounts receivable securitization facilities, available cash and internally generated funds will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

     We will from time to time, review and will continue to review acquisition and joint venture opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under its credit facilities or complete public or private offerings of equity or debt securities.

OUTLOOK

     Worldwide retail demand is expected to be relatively flat in 2002 as compared to 2001. In light of these industry conditions, we expect to generate earnings growth from the impact of improved gross margins and a full-year inclusion of Ag-Chem’s results with acquisition synergies. The impact of the Challenger product line introduction in 2002 is expected to be slightly negative to earnings in 2002 because the track-type tractor will not be sold until the second quarter and the complementary Challenger products will not be fully available in 2002. Restricted stock compensation expense is expected to be approximately $29.1 million, or $0.25 per share, based on grants and awards earned to date. Additional restricted shares can be earned upon further increases in our stock price that would result in additional expense.

ACCOUNTING CHANGES

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite lived assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite lived assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite lived assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment is performed on all goodwill and indefinite lived intangible assets. This assessment involves determining an estimate of the fair value of our reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     The goodwill in each of our segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. We utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, we determined that goodwill associated with its Argentina and North America reporting units was impaired. As a result, we recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002.

     In July 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are evaluating the effect of this statement on our results of operations and financial position, but do not believe the impact will be material.

     In August 2001, the FASB issued statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB statement No. 121. “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”) for the disposal of a segment of business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the statement of operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. We adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard had no impact on our current results of operations or financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

FORWARD LOOKING STATEMENTS

     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements include our expectations with respect to factors that affect industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although we believe that the statements it has made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that its statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect our results is included in our filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward looking statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

     We have significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and we purchase a portion of our tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia which is primarily denominated in British pounds, Euros or U.S. dollars. Our most significant transactional foreign currency exposures are (i) the British pound in relation to the Euro and the U.S. dollar and (ii) the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

     In the first quarter of 2002, the Argentine Peso incurred a significant devaluation resulting from a severe economic crisis in the Argentina. Our operations in Argentina are limited to the distribution of farm equipment and replacement parts sourced from our manufacturing operations in Brazil or third party suppliers. The devaluation resulted in a negative foreign currency translation adjustment of approximately $55 million recorded in 2001 and the first quarter of 2002. As of March 31, 2002, we had assets of approximately $34 million and liabilities of $12 million in our Argentina subsidiary.

     For additional information, see our most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

	(b)	Reports on Form 8-K

During the fiscal quarter ended March 31, 2002, we filed a Current Report on Form 8-K dated March 5, 2002 relating to an acquisition of assets from Caterpillar Agricultural Products Inc. In the Form 8-K, we reported information under Items 2 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant

Date: May 14, 2002	/s/ Donald R. Millard Donald R. Millard Sr. Vice President and Chief Financial Officer (Principal Financial Officer)