Form 10-Q
period 2002-06-30
AGCO CORP /DE
filed 2002-08-14
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number        1-12930

AGCO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1960019

(State of incorporation)	(I.R.S. Employer Identification No.)

4205 River Green Parkway

Duluth, Georgia 30096

(Address of principal executive offices

including zip code)

Registrant’s telephone number, including area code:   (770) 813-9200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date

Common stock par value $.01 per share: 74,565,721 shares outstanding as of July 31, 2002

AGCO CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Numbers

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of	3

	June 30, 2002 and December 31, 2001

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits and Reports on Form 8-K	37

SIGNATURES		38

Part I. Financial Information

Item I. Financial Statements

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$13.7	$28.9

Accounts and notes receivable, net	535.0	471.9

Inventories, net	708.5	558.8

Other current assets	125.5	122.9

Total current assets	1,382.7	1,182.5

Property, plant and equipment, net	325.1	316.9

Investment in affiliates	79.6	69.6

Other assets	177.7	190.9

Intangible assets, net	386.3	413.4

Total assets	$2,351.4	$2,173.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$329.1	$272.2

Accrued expenses	378.1	350.7

Other current liabilities	12.3	19.9

Total current liabilities	719.5	642.8

Long-term debt	693.7	617.7

Postretirement health care benefits	24.8	25.6

Other noncurrent liabilities	91.4	87.8

Total liabilities	1,529.4	1,373.9

Stockholders’ Equity:

Common stock; $0.01 par value, 150,000,000 shares authorized, 74,550,221 and 72,311,107 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	0.7	0.7

Additional paid-in capital	574.7	531.5

Retained earnings	632.9	645.0

Unearned compensation	(2.7)	(0.6)

Accumulated other comprehensive loss	(383.6)	(377.2)

Total stockholders’ equity	822.0	799.4

Total liabilities and stockholders’ equity	$2,351.4	$2,173.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,

	2002	2001

Net sales	$772.6	$659.3

Cost of goods sold	631.2	545.6

Gross profit	141.4	113.7

Selling, general and administrative expenses	69.8	63.2

Engineering expenses	13.3	13.0

Restructuring and other infrequent expenses	22.7	3.3

Amortization of intangibles	0.4	4.8

Income from operations	35.2	29.4

Interest expense, net	14.4	15.5

Other expense, net	3.9	10.1

Income before income taxes, equity in net earnings of affiliates and extraordinary loss	16.9	3.8

Income tax provision	6.1	1.4

Income before equity in net earnings of affiliates and extraordinary loss	10.8	2.4

Equity in net earnings of affiliates	3.3	3.2

Income before extraordinary loss	14.1	5.6

Extraordinary loss, net of taxes	—	(0.8)

Net income	$14.1	$4.8

Net income (loss) per common share:

Basic:

Income before extraordinary loss	$0.19	$0.08

Extraordinary loss	—	(0.01)

Net income	$0.19	$0.07

Diluted:

Income before extraordinary loss	$0.19	$0.08

Extraordinary loss	—	(0.01)

Net income	$0.19	$0.07

Weighted average number of common and common equivalent shares outstanding:

Basic	74.2	69.2

Diluted	75.2	69.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,

	2002	2001

Net sales	$1,391.2	$1,191.4

Cost of goods sold	1,133.6	995.2

Gross profit	257.6	196.2

Selling, general and administrative expenses	160.8	119.9

Engineering expenses	26.0	24.9

Restructuring and other infrequent expenses	23.6	5.6

Amortization of intangibles	0.7	8.7

Income from operations	46.5	37.1

Interest expense, net	28.5	29.4

Other expense, net	9.2	17.7

Income (loss) before income taxes, equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	8.8	(10.0)

Income tax provision (benefit)	3.2	(3.8)

Income (loss) before equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	5.6	(6.2)

Equity in net earnings of affiliates	6.4	6.0

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	12.0	(0.2)

Extraordinary loss, net of taxes	—	(0.8)

Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—

Net loss	$(12.1)	$(1.0)

Net income (loss) per common share:

Basic:

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$0.16	$(0.01)

Extraordinary loss	—	(0.01)

Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—

Net loss	$(0.17)	$(0.02)

Diluted:

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$0.16	$(0.01)

Extraordinary loss	—	(0.01)

Cumulative effect of a change in accounting principle, net of taxes	(0.32)	—

Net loss	$(0.16)	$(0.02)

Weighted average number of common and common equivalent shares outstanding:

Basic	73.4	64.3

Diluted	74.4	64.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(12.1)	$(1.0)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Extraordinary loss, net of taxes	—	0.8

Cumulative effect of a change in accounting principle, net of taxes	24.1	—

Depreciation and amortization	25.7	25.7

Amortization of intangibles	0.7	8.7

Restricted stock compensation	15.1	0.9

Equity in net earnings of affiliates, net of cash received	(1.5)	(5.3)

Deferred income tax benefit	(4.6)	(27.0)

Loss on write-down of property, plant and equipment	11.2	—

Changes in operating assets and liabilities net of effect from purchase of businesses:

Accounts and notes receivable, net	(44.5)	120.8

Inventories, net	(129.2)	(56.2)

Other current and noncurrent assets	(1.3)	(12.4)

Accounts payable	36.8	(17.7)

Accrued expenses	20.4	12.0

Other current and noncurrent liabilities	(16.1)	(0.5)

Total adjustments	(63.2)	49.8

Net cash (used in) provided by operating activities	(75.3)	48.8

Cash flows from investing activities:

Purchase of property, plant and equipment	(18.1)	(12.5)

Purchase of businesses, net of cash acquired	(13.6)	(147.5)

Proceeds from sales of property, plant and equipment	13.8	—

Investment in unconsolidated affiliates	(1.1)	(0.5)

Net cash used for investing activities	(19.0)	(160.5)

Cash flows from financing activities:

Proceeds from long-term debt, net	75.2	123.0

Proceeds from issuance of preferred and common stock	4.8	5.3

Payment of debt and common stock issuance costs	(0.1)	(11.3)

Dividends paid on common stock	—	(0.6)

Net cash provided by financing activities	79.9	116.4

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.3)

(Decrease) increase in cash and cash equivalents	(15.2)	4.4

Cash and cash equivalents, beginning of period	28.9	13.3

Cash and cash equivalents, end of period	$13.7	$17.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.

2.  ACQUISITIONS

         Challenger

         On March 5, 2002, the Company completed its agreement with Caterpillar, Inc. (“Caterpillar”) to acquire the design, assembly and marketing of the new MT Series of Caterpillar’s Challenger tractor line. The Company issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.0 million based on the closing price of the Company’s common stock on the acquisition date. In addition, the Company purchased approximately $13.0 million of initial production inventory from Caterpillar in connection with a supply agreement with Caterpillar. The addition of the Challenger tractor line provides the Company with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, the Company will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position. The results of operations for this product line have been included in the Company’s results from the date of the acquisition. The acquired assets consist of technology, trademarks, trade names, inventory, and property, plant and equipment. There were no accounts receivable acquired or liabilities assumed in the transaction since all rights and obligations relating to past sales of the prior series of the Challenger product line remain with Caterpillar. The Challenger acquisition was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations.'' Since the preliminary fair value of the assets acquired is in excess of the purchase price, the Company did not record any goodwill associated with the acquisition.

         Ag-Chem

         On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Co., Inc. (“Ag-Chem”), a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications.

         The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) No. 16 “Business Combinations,” and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, the Company established $3.1 million in liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson,

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and fifteen parts and service facilities.

         During the first quarter of 2002, all costs in connection with the liabilities established had been incurred. Accordingly, the Company adjusted its purchase price allocation to reflect a reduction in these established liabilities by $0.4 million.

3.  RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         During the second quarter of 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production from Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. In connection with the restructuring plan, the Company recorded approximately $21.3 million of restructuring and other infrequent expenses in the second quarter of 2002. The components of the restructuring expenses are summarized in the following table:

	2002	Expenses	Balance at
	Expense	Incurred	June 30, 2002

Cash:

Employee severance	$8.4	$—	$8.4

Facility closure costs	1.7	—	1.7

Noncash:

Write-down of property, plant and equipment	11.2	11.2	—

	$21.3	$11.2	$10.1

         The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. No employees had been terminated as of June 30, 2002. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of certain plant assets resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the plant assets was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $10.1 million of restructuring costs accrued at June 30, 2002 are expected to be incurred during the remainder of 2002 and 2003. The Company also recorded approximately $0.9 million of inventory reserves reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the closure.

         The Company recorded additional restructuring and other infrequent expenses of $2.2 million during the six months ended
June 30, 2002. The expenses primarily related to severance, lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel as well as the restructuring of the Company’s North American information systems function. The $1.7 million of severance costs recorded associated with these activities relate to the termination of approximately 64 employees in total. At June 30, 2002, approximately $0.7 million of the amount accrued had been incurred. The remaining balance of $1.5 million is expected to be incurred during the remainder of 2002.

         In 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company consolidated AGCO’s Willmar, Minnesota manufacturing facility and Ag-Chem’s Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

manufacturing plant. In addition, the Company closed Ag-Chem’s Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. The Company also closed fifteen parts and service facilities and integrated parts warehousing and logistics into AGCO’s North America parts distribution system.

         The components of the restructuring and other infrequent expenses are summarized in the following table:

	Reserve			Reserve
	Balance at	2002	Expenses	Balance at
	December 31, 2001	Expense	Incurred	June 30, 2002

Employee severance	$0.6	$0.2	$0.4	$0.4

Employee retention payments	0.2	(0.2)	—	—

Facility closure costs	0.1	—	0.1	—

Facility relocation and transition costs	—	0.1	0.1	—

	$0.9	$0.1	$0.6	$0.4

         All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. The employee retention payments related to incentives to be paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates and were accrued over the term of the retention period. In the first quarter of 2002, the Company reversed approximately $0.2 million of retention payments, which were not earned or required. The facility closure costs included employee relocation costs and other future exit costs to be incurred at the Company’s Willmar location after operations ceased. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. The $0.4 million of costs accrued at June 30, 2002 are expected to be incurred in 2002.

         In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. The Company did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. The Company incurred approximately $0.5 million of expenses related to these closures during the six months ended June 30, 2002. The remaining balance of $0.5 million primarily relates to noncancelable lease termination costs and will be incurred through 2005.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite lived assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite lived assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite lived assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. This assessment involves determining an estimate of the fair value of the Company’s reporting units including trademarks in order to evaluate whether an impairment of the current carrying amount

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units.

The Company’s acquired intangible assets are as follows:

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:

Trademarks	$25.3	$(1.1)	$25.3	$(0.6)

Other	1.9	(0.2)	1.9	—

Total	$27.2	$(1.3)	$27.2	$(0.6)

Unamortized intangible assets:

Trademarks	$53.4		$53.4

         The Company amortizes certain acquired intangible assets over estimated useful lives of 7 to 30 years. For the three months ended June 30, 2002 and 2001, acquired intangible asset amortization was $0.4 million. For the six months ended June 30, 2002 and 2001, acquired intangible asset amortization was $0.7 million and $0.8 million, respectively. In accordance with SFAS No. 142, the Company ceased amortizing certain trademarks, which it determined to have an indefinite useful life as of January 1, 2002. The Company estimates amortization of existing intangible assets will be $1.3 million for 2002, $1.2 million for 2003 and 2004, $1.1 million for 2005 and $1.0 million for 2006.

         Changes in the carrying amount of goodwill during the six months ended June 30, 2002 are summarized as follows:

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2001	$10.2	$70.0	$92.5	$159.2	$331.9

Transitional impairment losses	(10.2)	(17.5)	—	—	(27.7)

Adjustment to purchase price allocations	—	—	—	3.6	3.6

Reversal of unused restructuring reserves	—	—	(2.0)	—	(2.0)

Foreign currency translation	—	(9.1)	9.0	—	(0.1)

Balance as of June 30, 2002	$—	$43.4	$99.5	$162.8	$305.7

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

         Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other indefinite lived intangible assets over periods ranging from 10 to 40 years. The following is a reconciliation of the

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Company’s income (loss) before cumulative effect of a change in accounting principle and net income (loss) and net income (loss) per share as if goodwill were accounted for in accordance with SFAS No. 142 in prior periods:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported income before cumulative effect of a change in accounting principle	$14.1	$4.8	$12.0	$(1.0)

Add: Goodwill amortization	—	2.6	—	4.9

Add: Indefinite lived trademark amortization	—	0.3	—	0.5

Adjusted income before cumulative effect of a change in accounting principle	14.1	7.7	12.0	4.4

Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)	—

Adjusted net income	$14.1	$7.7	$(12.1)	$4.4

Net income per common share:

Basic:

Reported income before cumulative effect of a change in accounting principle	$0.19	$0.07	$0.16	$(0.02)

Add: Goodwill amortization	—	0.04	—	0.08

Add: Indefinite lived trademark amortization	—	—	—	0.01

Adjusted income before cumulative effect of a change in accounting principle	0.19	0.11	0.16	0.07

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.33)	—

Adjusted net income	$0.19	$0.11	$(0.17)	$0.07

Diluted:

Reported income before cumulative effect of a change in accounting principle	$0.19	$0.07	$0.16	$(0.02)

Add: Goodwill amortization	—	0.04	—	0.08

Add: Indefinite lived trademark amortization	—	—	—	0.01

Adjusted income before cumulative effect of a change in accounting principle	0.19	0.11	0.16	0.07

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.32)	—

Adjusted net income	$0.19	$0.11	$(0.16)	$0.07

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

5.  LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001

Revolving credit facility	$179.4	$89.0

9 1/2% Senior notes due 2008	250.0	250.0

8 1/2% Senior subordinated notes due 2006	249.0	248.9

Other long-term debt	15.3	29.8

Total long-term debt	$693.7	$617.7

6.  INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

         Inventory balances at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Finished goods	$273.6	$210.7

Repair and replacement parts	236.2	201.5

Work in process, production parts and raw materials	198.7	146.6

Inventories, net	$708.5	$558.8

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

7.  NET INCOME (LOSS) PER COMMON SHARE

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

         A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic Earnings Per Share

Weighted average number of common shares outstanding	74.2	69.2	73.4	64.3

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$14.1	$5.6	$12.0	$(0.2)

Extraordinary loss, net of taxes	—	(0.8)	—	(0.8)

Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)	—

Net income (loss)	$14.1	$4.8	$(12.1)	$(1.0)

Net income (loss) per share:

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$0.19	$0.08	$0.16	$(0.01)
Extraordinary loss, net of taxes	—	(0.01)	—	(0.01)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.33)	—

Net income (loss) per common share	$0.19	$0.07	$(0.17)	$(0.02)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Diluted Earnings Per Share

Weighted average number of common shares outstanding	74.2	69.2	73.4	64.3

Shares issued upon assumed vesting of restricted stock	0.3	0.5	0.3	—

Shares issued upon assumed exercise of outstanding stock options	0.7	0.2	0.7	—

Weighted average number of common and common equivalent shares	75.2	69.9	74.4	64.3

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$14.1	$5.6	$12.0	$(0.2)

Extraordinary loss, net of taxes	—	(0.8)	—	(0.8)

Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)	—

Net income (loss)	$14.1	$4.8	$(12.1)	$(1.0)

Net income (loss) per share :

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	$0.19	$0.08	$0.16	$(0.01)

Extraordinary loss, net of taxes	—	(0.01)	—	(0.01)

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.32)	—

Net income (loss) per common share	$0.19	$0.07	$(0.16)	$(0.02)

         Shares issued upon the assumed vesting of restricted stock totaling 0.3 million for the six months ended June 30, 2001 and shares issued upon the assumed exercise of outstanding stock options totaling 0.1 million for the six months ended June 30, 2001 were excluded from the calculation of the diluted weighted average number of common shares outstanding because their effects would be antidilutive to the Company’s net loss for the period. In addition, there were 0.7 million and 1.7 million, respectively, for both the three and six months ended June 30, 2002 and 2001, of stock options outstanding that were also excluded from the calculation of weighted average number of common shares outstanding because the option exercise prices were higher than the market price of the Company’s common stock during the related period.

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

8.  COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$14.1	$4.8	$(12.1)	$(1.0)

Other comprehensive income (loss)
Foreign currency translation adjustments	18.1	(16.1)	(9.2)	(61.5)

Unrealized gain (loss) on derivatives	2.0	0.2	1.9	(1.2)

Unrealized gain (loss) on derivatives held by affiliates	(0.7)	—	0.9	—

Total comprehensive income (loss)	$33.5	$(11.1)	$(18.5)	$(63.7)

9.  ACCOUNTS RECEIVABLE SECURITIZATION

         At June 30, 2002, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $419.0 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $389.5 million at June 30, 2002 and $402.0 million at December 31, 2001. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net for the six months ended June 30, 2002 and 2001 were $7.4 million and $13.6 million, respectively.

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the six months ended June 30, 2002:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)

Net changes in fair value of derivatives	2.8	(1.1)	1.7

Net gains reclassified from accumulated other comprehensive loss into income	0.4	(0.2)	0.2

Accumulated derivative net gains as of June 30, 2002	$3.0	$(1.2)	$1.8

11.  SEGMENT REPORTING

         The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2002 and 2001 are as follows:

	North	South	Europe/Africa	Asia/	Sprayer
Three Months Ended June 30,	America	America	/Middle East	Pacific	Division	Consolidated

2002

Net sales	$219.3	$67.1	$406.5	$24.0	$55.7	$772.6

Income from operations	5.5	6.2	41.8	4.1	1.5	59.1

2001

Net sales	$172.2	$57.2	$347.2	$20.3	$62.4	$659.3

Income from operations	—	3.7	31.4	2.9	0.1	38.1

	North	South	Europe/Africa	Asia/	Sprayer
Six Months Ended June 30,	America	America	/Middle East	Pacific	Division	Consolidated

2002

Net sales	$351.5	$130.1	$702.6	$45.9	$161.1	$1,391.2

Income from operations	0.5	12.7	61.2	7.8	16.4	98.6

2001

Net sales	$305.9	$118.7	$644.1	$43.4	$79.3	$1,191.4

Income (loss) from operations	(14.5)	7.9	50.3	6.7	2.3	52.7

         A reconciliation from the segment information to the consolidated balances for income from operations is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Segment income from operations	$59.1	$38.1	$98.6	$52.7

Restricted stock compensation expense	(0.8)	(0.6)	(27.8)	(1.3)

Restructuring and other infrequent expenses	(22.7)	(3.3)	(23.6)	(5.6)

Amortization of intangibles	(0.4)	(4.8)	(0.7)	(8.7)

Consolidated income from operations	$35.2	$29.4	$46.5	$37.1

12.  GUARANTOR/NON-GUARANTOR FINANCIALS

         On April 17, 2001, AGCO Corporation issued $250.0 million of 91/2% Senior Notes due 2008 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed by the following U.S. subsidiaries of AGCO Corporation: Ag-Chem Equipment Co., Inc., Ag-Chem Equipment International, Inc. and Ag-Chem Equipment Canada, Ltd. The following financial information presents condensed consolidating balance sheet, statements of operations and cash flows of (i) AGCO Corporation, the parent company, as if it accounted for its subsidiaries on the equity method, (ii) the guarantor subsidiaries on a combined basis, and (iii) the non-guarantor subsidiaries on a combined basis. The guarantor subsidiaries were acquired on April 16, 2001 as part of the acquisition of Ag-Chem, and accordingly, are not included in the following financial information for periods prior to acquisition.

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$229.5	$55.2	$598.0	$(110.1)	$772.6

Cost of goods sold	201.1	45.1	495.1	(110.1)	631.2

Gross profit	28.4	10.1	102.9	—	141.4

Selling, general and administrative expenses	20.4	8.5	40.9	—	69.8

Engineering expenses	3.2	1.3	8.8	—	13.3

Restructuring and other infrequent expenses	0.7	—	22.0	—	22.7

Amortization of intangibles	—	0.4	—	—	0.4

Income (loss) from operations	4.1	(0.1)	31.2	—	35.2

Interest expense, net	13.6	0.1	0.7	—	14.4

Other (income) expense, net	1.6	(0.1)	2.4	—	3.9

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(11.1)	(0.1)	28.1	—	16.9

Income tax provision (benefit)	(3.2)	(0.2)	9.5	—	6.1

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(7.9)	0.1	18.6	—	10.8

Equity in net earnings of unconsolidated subsidiaries and affiliates	22.0	—	2.0	(20.7)	3.3

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	14.1	0.1	20.6	(20.7)	14.1

Extraordinary loss, net of taxes	—	—	—	—	—

Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—

Net income (loss)	$14.1	$0.1	$20.6	$(20.7)	$14.1

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2001
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$179.7	$54.0	$506.3	$(80.7)	$659.3

Cost of goods sold	160.0	43.7	422.6	(80.7)	545.6

Gross profit	19.7	10.3	83.7	—	113.7

Selling, general and administrative expenses	23.7	8.8	30.7	—	63.2

Engineering expenses	4.2	1.0	7.8	—	13.0

Restructuring and other infrequent expenses	1.2	0.7	1.4	—	3.3

Amortization of intangibles	1.8	1.0	2.0	—	4.8

Income (loss) from operations	(11.2)	(1.2)	41.8	—	29.4

Interest expense, net	12.9	0.2	2.4	—	15.5

Other (income) expense, net	3.3	(0.3)	7.1	—	10.1

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(27.4)	(1.1)	32.3	—	3.8

Income tax provision (benefit)	(8.5)	(0.8)	10.7	—	1.4

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(18.9)	(0.3)	21.6	—	2.4

Equity in net earnings of unconsolidated subsidiaries and affiliates	24.5	0.5	1.4	(23.2)	3.2

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	5.6	0.2	23.0	(23.2)	5.6

Extraordinary loss, net of taxes	(0.8)	—	—	—	(0.8)

Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—

Net income (loss)	$4.8	$0.2	$23.0	$(23.2)	$4.8

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$382.4	$159.3	$1,052.6	$(203.1)	$1,391.2

Cost of goods sold	332.9	128.0	875.8	(203.1)	1,133.6

Gross profit	49.5	31.3	176.8	—	257.6

Selling, general and administrative expenses	70.4	17.2	73.2	—	160.8

Engineering expenses	6.4	2.3	17.3	—	26.0

Restructuring and other infrequent expenses	0.8	—	22.8	—	23.6

Amortization of intangibles	—	0.7	—	—	0.7

Income (loss) from operations	(28.1)	11.1	63.5	—	46.5

Interest expense, net	26.9	0.3	1.3	—	28.5

Other (income) expense, net	3.4	(0.3)	6.1	—	9.2

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(58.4)	11.1	56.1	—	8.8

Income tax provision (benefit)	(20.1)	4.0	19.3	—	3.2

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(38.3)	7.1	36.8	—	5.6

Equity in net earnings of unconsolidated subsidiaries and affiliates	32.8	0.5	3.3	(30.2)	6.4

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	(5.5)	7.6	40.1	(30.2)	12.0

Extraordinary loss, net of taxes	—	—	—	—	—

Cumulative effect of a change in accounting principle, net of taxes	(6.6)	—	(17.5)	—	(24.1)

Net income (loss)	$(12.1)	$7.6	$22.6	$(30.2)	$(12.1)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2001
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$333.5	$54.0	$953.7	$(149.8)	$1,191.4

Cost of goods sold	303.5	43.7	797.8	(149.8)	995.2

Gross profit	30.0	10.3	155.9	—	196.2

Selling, general and administrative expenses	47.3	8.8	63.8	—	119.9

Engineering expenses	7.5	1.0	16.4	—	24.9

Restructuring and other infrequent expenses	3.5	0.7	1.4	—	5.6

Amortization of intangibles	3.5	1.0	4.2	—	8.7

Income (loss) from operations	(31.8)	(1.2)	70.1	—	37.1

Interest expense, net	22.9	0.2	6.3	—	29.4

Other (income) expense, net	8.7	(0.3)	9.3	—	17.7

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(63.4)	(1.1)	54.5	—	(10.0)

Income tax provision (benefit)	(20.9)	(0.8)	17.9	—	(3.8)

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(42.5)	(0.3)	36.6	—	(6.2)

Equity in net earnings of unconsolidated subsidiaries and affiliates	42.3	0.5	3.0	(39.8)	6.0

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	(0.2)	0.2	39.6	(39.8)	(0.2)

Extraordinary loss, net of taxes	(0.8)	—	—	—	(0.8)

Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—

Net income (loss)	$(1.0)	$0.2	$39.6	$(39.8)	$(1.0)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS

Current Assets:

Cash and cash equivalents	$2.8	$(0.2)	$11.1	$—	$13.7

Accounts and notes receivables, net	154.8	17.8	350.6	—	523.2

Receivables from unconsolidated subsidiaries and affiliates	193.2	46.9	253.1	(481.4)	11.8

Inventories, net	279.8	98.2	342.2	(11.7)	708.5

Other current assets	76.7	0.2	48.6	—	125.5

Total current assets	707.3	162.9	1,005.6	(493.1)	1,382.7

Property, plant and equipment, net	80.0	30.0	215.1	—	325.1

Investments in unconsolidated subsidiaries and affiliates	990.0	1.3	82.4	(994.1)	79.6

Other assets	124.3	8.4	45.1	(0.1)	177.7

Intangible assets, net	21.1	168.7	196.5	—	386.3

Total assets	$1,922.7	$371.3	$1,544.7	$(1,487.3)	$2,351.4

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$82.8	$9.5	$219.1	$—	$311.4

Payables to unconsolidated subsidiaries and affiliates	262.8	87.1	149.2	(481.4)	17.7

Accrued expenses	100.1	16.0	262.0	—	378.1

Other current liabilities	0.7	1.9	9.7	—	12.3

Total current liabilities	446.4	114.5	640.0	(481.4)	719.5

Long-term debt	624.5	5.8	63.4	—	693.7

Postretirement health care benefits	24.8	—	—	—	24.8

Other noncurrent liabilities	5.0	—	86.4	—	91.4

Total liabilities	1,100.7	120.3	789.8	(481.4)	1,529.4

Total stockholders’ equity	822.0	251.0	754.9	(1,005.9)	822.0

Total liabilities & stockholders’ equity	$1,922.7	$371.3	$1,544.7	$(1,487.3)	$2,351.4

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash (used for) provided by operating activities:	$(80.8)	$(6.2)	$11.7	$—	$(75.3)

Cash flows from investing activities:

Purchase of property, plant & equipment	(7.1)	(0.5)	(10.5)	—	(18.1)

Purchase of business, net of cash acquired	(13.6)	—	—	—	(13.6)

Proceeds from sale of property, plant & equipment	—	13.8	—	—	13.8

Investments in unconsolidated subsidiaries and affiliates	—	—	(1.1)	—	(1.1)

Net cash (used for) provided by investing activities	(20.7)	13.3	(11.6)	—	(19.0)

Cash flows from financing activities:

Proceeds (payments) on long-term debt, net	90.6	(8.8)	(6.6)	—	75.2

Proceeds (payments) from intercompany loans, net	—	—	—	—	—

Proceeds from issuance of preferred stock	4.8	—	—	—	4.8

Payment of debt and common stock issuance costs	(0.1)	—	—	—	(0.1)

Net cash provided by (used for) financing activities	95.3	(8.8)	(6.6)	—	79.9

Effect of exchange rate changes on cash & cash equivalents	—	—	(0.8)	—	(0.8)

Decrease in cash & cash equivalents	(6.2)	(1.7)	(7.3)	—	(15.2)

Cash and cash equivalents, beginning of period	9.0	1.5	18.4	—	28.9

Cash and cash equivalents, end of period	$2.8	$(0.2)	$11.1	$—	$13.7

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2001
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash (used for) provided by operating activities:	$(26.0)	$(0.4)	$75.2	$—	$48.8

Cash flows from investing activities:

Purchase of property, plant & equipment	(5.3)	(0.3)	(6.9)	—	(12.5)

Purchase of business, net of cash acquired	(147.5)	—	—	—	(147.5)

Investments in unconsolidated subsidiaries and affiliates	(0.5)	—	—	—	(0.5)

Net cash used for investing activities	(153.3)	(0.3)	(6.9)	—	(160.5)

Cash flows from financing activities:

Proceeds (payments) on long-term debt, net	238.6	(44.0)	(71.6)	—	123.0

Proceeds (payments) from intercompany loans, net	(48.6)	46.5	2.1	—	—

Proceeds from issuance of common stock	5.3	—	—	—	5.3

Payment of debt and common stock issuance cost	(11.3)	—	—	—	(11.3)

Dividends paid on common stock	(0.6)	—	—	—	(0.6)

Net cash provided by (used for) financing activities	183.4	2.5	(69.5)	—	116.4

Effect of exchange rate changes on cash & cash equivalents	—	(0.1)	(0.2)	—	(0.3)

Increase (decrease) in cash & cash equivalents	4.1	1.7	(1.4)	—	4.4

Cash and cash equivalents, beginning of period	0.1	—	13.2	—	13.3

Cash and cash equivalents, end of period	$4.2	$1.7	$11.8	$—	$17.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, demand for agricultural commodities, commodity prices and general economic conditions. We record sales when we sell equipment and replacement parts to our independent dealers, distributors or other customers. To the extent possible, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on manufacturing operations and to minimize our investment in inventory. Retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, our net sales have historically been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS

         For the three months ended June 30, 2002, we recorded net income of $14.1 million, or $0.19 per share, compared to income before extraordinary loss for the quarter ended June 30, 2001 of $5.6 million, or $0.08 per share. Including the extraordinary loss, net income for the second quarter of 2001 was $4.8 million, or $0.07 per share. For the first six months of 2002, we recorded income before cumulative effect of a change in accounting principle of $12.0 million, or $0.16 per share. We recorded a non-cash goodwill impairment charge of $24.1 million, or $0.32 per share, related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. Including the accounting change, net loss for the first six months of 2002 was $12.1 million, or $0.16 per share. For the first six months of 2001, we recorded a net loss before extraordinary loss of $0.2 million, or $0.01 per share. Including the extraordinary loss, net loss for the six months ended June 30, 2001 was $1.0 million, or $0.02 per share.

         The results for the second quarter and first six months of 2002 included restructuring and other infrequent expenses (“restructuring expenses”) of $22.7 million, or $0.19 per share, and $23.6 million, or $0.20 per share, respectively, primarily related to the announced closure of the Coventry, England manufacturing facility and other cost reduction initiatives. In addition, the results for the second quarter and the first six months of 2002 included restricted stock compensation expense of $0.8 million, or $0.01 per share, and $27.8 million, or $0.24 per share, respectively, primarily related to first quarter awards earned under our Long-Term Incentive Plan (“LTIP”). The results for the second quarter and first six months of 2001 included restructuring expenses of $3.3 million, or $0.03 per share, and $5.6 million, or $0.05 per share, respectively, primarily for costs associated with the closure of manufacturing facilities announced in 2000 and 2001. The results for the second quarter and first six months of 2001 also included restricted stock compensation of $0.6 million, or $0.01 per share, and $1.3 million, or $0.01 per share, respectively.

         Second quarter operating income excluding restructuring expenses and restricted stock compensation expense was $58.7 million in 2002 compared to $33.3 million in 2001. This improvement was primarily due to a 17.2% increase in net sales and continued gross margin expansion. Second quarter gross margins improved from 17.2% in 2001 to 18.3% in 2002 primarily due to the impact of cost reduction initiatives and increased production. Operating earnings for 2002 also benefited by lower amortization of intangible assets of approximately $4.4 million from the discontinuation of the amortization of goodwill and other indefinite-lived assets upon adoption of SFAS No. 142. Second quarter 2001 results were negatively impacted by $3.6 million, or $0.03 per share, of one-time losses and transaction costs associated with European and Canadian securitization facilities completed in 2001.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

         Operating income excluding restructuring expenses and restricted stock compensation expense for the first six months was $97.9 million in 2002 compared to $44.0 million in 2001. The year-to-date increase was due to the addition of Ag-Chem (acquired in April 2001), higher sales in the majority of markets and gross margin improvement. Year-to-date gross margins improved from 16.5% to 18.5% from the addition of high margin Ag-Chem sales, the elimination of cost inefficiencies at the Hesston plant of $6.0 million, increased production and other cost reduction initiatives. Operating earnings for 2002 also benefited from lower intangible asset amortization of approximately $8.0 million upon adoption of SFAS No. 142 in 2002.

         Acquisitions

         On March 5, 2002, we completed our acquisition of the design, assembly and marketing of Caterpillar, Inc.’s new MT Series of Challenger agricultural tractors. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.0 million and purchased approximately $13.0 million of initial production inventory in connection with a supply agreement with Caterpillar. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors which we can market on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position. Sales of the new Challenger track-type tractors began in the second quarter and other Challenger branded products are expected to be available and released throughout the remainder of 2002 and 2003.

         Retail Sales

         In North America, industry unit retail sales of tractors for the first six months of 2002 increased approximately 2% over the first six months of the prior year with increases in the compact and utility tractor segments offset by a decrease in the high horsepower segment. Industry unit retail sales of combines were approximately 17% lower than the prior year in the seasonally low first half of 2002. Our unit retail sales of tractors and combines for the first six months of 2002 were higher than the first half of 2001. Our unit retail sales of combines in 2002 benefited from improved timing of shipments compared to 2001.

         In Western Europe, industry unit retail sales of tractors for the first six months of 2002 increased approximately 6% over the first six months of the prior year. Strong increases were experienced in the United Kingdom and Germany, which were negatively impacted by concerns over livestock diseases in 2001. Our unit retail sales for the first six months of 2002 also increased when compared to the prior year period.

         South American industry unit retail sales of tractors in the first six months of 2002 increased approximately 16% over the first six months of the prior year with increases in the Brazilian market partially offset by declines in Argentina. Our South American unit retail sales also increased in the first six months of 2002 compared to the same period in 2001. The Brazilian market continued to be strong due to availability of the Brazilian government subsidized retail financing program, FINAME.

         Outside of North America, Western Europe and South America, net sales for the first six months of 2002 were higher than the prior year, particularly in Eastern Europe and Australia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

STATEMENTS OF OPERATIONS

         Net sales for the second quarter of 2002 were $772.6 million compared to $659.3 million for the same period in 2001. Net sales for the first six months of 2002 were $1,391.2 million compared to $1,191.4 million for the prior year. The increase in net sales was primarily due to higher sales in a majority of our markets, as well as a year-to-date increase attributable to the addition of Ag-Chem (acquired in April 2001). Net sales generated during the first six months of 2002 by the acquired Ag-Chem operations were approximately $136.1 million compared to $54.0 million in 2001 subsequent to the April 2001 acquisition. The acquired Challenger operations generated sales of approximately $10.7 million in the second quarter of 2002. Foreign currency translation was neutral to net sales in the second quarter of 2002. Net sales for the first six months of 2002 were negatively impacted by foreign currency translation of approximately $18 million primarily due to the weakening of the Brazilian real. Excluding the incremental sales impact of the Ag-Chem and Challenger acquisitions and foreign currency translation, net sales were approximately 11% higher in the first six months of 2002 compared to the same period in 2001.

         Regionally, net sales in North America were $47.1 million, or 27.4% higher for the second quarter of 2002 and $45.6 million, or 14.9% higher for the first six months of 2002 compared to the same periods in 2001. The sales increase in North America was the result of improved retail sales and the timing of production and shipments to dealers of equipment produced in our Hesston, Kansas facility. In 2001, production and shipments to dealers were delayed due to the transition of production from closed facilities to the Hesston plant. Net sales in the Europe/Africa/Middle East region increased $59.3 million, or 17.1%, for the second quarter of 2002 and $58.5 million, or 9.1%, for the first six months of 2002 compared to the same periods in 2001 primarily due to improved industry conditions. Net sales in South America increased $9.9 million, or 17.3% for the second quarter of 2002 and $11.4 million, or 9.6%, for the first six months of 2002 compared to the same periods in 2001 primarily due to the continued strength of the Brazilian market offset by sales decreases in Argentina due to depressed market conditions. In the Asia Pacific region, net sales increased $3.7 million, or 18.2%, for the second quarter of 2002 and $2.5 million, or 5.8%, for the first six months of 2002 compared to the same periods in 2001, primarily due to sales increases in Australia offset by sales decreases in the Far East. In the Sprayer division, net sales decreased $6.7 million, or 10.7%, for the second quarter of 2002 and increased $81.8 million, or 103.2%, for the first six months of 2002 compared to the same periods in 2001. The increase in the first six months of 2002 was a result of the Ag-Chem acquisition which occurred in April 2001.

         Gross profit was $141.4 million (18.3% of net sales) for the second quarter of 2002 compared to $113.7 million (17.2% of net sales) for the same period in the prior year. Gross profit was $257.6 million (18.5% of net sales) for the first six months of 2002 compared to $196.2 million (16.5% of net sales) for the same period in the prior year. Gross margins improved during the second quarter primarily due to the impact of cost reduction initiatives and increased production. The gross margin improvement for the first six months was primarily due to the addition of high margin Ag-Chem sales, increased production and other cost reduction initiatives. In addition, we eliminated production inefficiencies incurred in 2001 at the Hesston, Kansas plant of approximately $2.3 million and $6.0 million for the second quarter and first six months, respectively, associated with the initial production of products relocated from closed facilities.

         Selling, general and administrative (“SG&A”) expenses for the second quarter of 2002 were $69.8 million (9.0% of net sales) for the second quarter of 2002 compared to $63.2 million (9.6% of net sales) for the same period in the prior year. For the first six months of 2002, SG&A expenses were $160.8 million (11.6% of net sales) compared to $119.9 million (10.1% of net sales) for the same period in the prior year. The increase in SG&A for the first six months of 2002 primarily relates to $27.8 million of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

restricted stock compensation expense. Due to the rise in our common stock price in the first quarter of 2002, portions of restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in our common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash bonus equal to 40% of the value of the stock also is paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants. Of the $27.8 million expense recorded in the first six months, approximately $15.1 million was a non-cash expense. Additional shares can be earned upon further increases in our stock price that would result in additional expense. Excluding restricted stock compensation expenses, SG&A expenses were 9.6% of net sales for the first six months of 2002 compared to 10.0% of net sales for the first six months of 2001. Engineering expenses for the second quarter and first six months of 2002 were $13.3 million (1.7% of net sales) and $26.0 million (1.9% of net sales), respectively, compared to $13.0 million (2.0% of net sales) and $24.9 million (2.1% of net sales), respectively, for the same periods in the prior year.

         Restructuring and other infrequent expenses were $22.7 million and $23.6 million for the second quarter and first six months ended June 30, 2002, respectively. The restructuring expenses in 2002 primarily related to the planned closure of our tractor manufacturing facility located in Coventry, England, announced in June 2002. See “Restructuring and Other Infrequent Expenses.” For the second quarter and first six months ended June 30, 2001, we recorded $3.3 million and $5.6 million, respectively, for costs associated with the integration of Ag-Chem and manufacturing facility rationalization programs.

         Amortization of intangibles decreased to $0.4 million in the second quarter of 2002 from $4.8 million in the second quarter of 2001, and to $0.7 million in the first six months of 2002 from $8.7 million in the first six months of 2001. The decrease in 2002 was due to the discontinuation of the amortization of goodwill and other intangible assets upon adoption of SFAS No. 142 in 2002. See “Accounting Changes.”

         Income from operations was $35.2 million (4.6% of net sales) and $46.5 million (3.3% of net sales) for the second quarter and first six months of 2002, respectively, compared to $29.4 million (4.5% of net sales) and $37.1 million (3.1% of net sales), respectively, for the same period in the prior year. Excluding restructuring expenses and restricted stock compensation, operating income was $58.7 million (7.6% of net sales) and $97.9 million (7.0% of net sales) for the second quarter and first six months of 2002, respectively, compared to $33.3 million (5.1% of net sales) and $44.0 million (3.7% of net sales), respectively, compared to the same period in the prior year. The improvement in operating earnings was primarily the result of sales growth, gross margin expansion, and lower amortization of intangibles.

         Interest expense, net was $14.4 million and $28.5 million for the second quarter and first six months of 2002, respectively, compared to $15.5 million and $29.4 million, respectively, for the same periods in 2001. The decrease in interest expense was due primarily to lower interest rates in 2002 compared to 2001. In addition, interest expense for the first six months of 2001 included a $2.0 million fee for the successful waiver solicitation on our 81/2% Senior Subordinated Notes.

         Other expense, net was $3.9 million and $9.2 million for the second quarter and first six months of 2002, respectively, compared to $10.1 million and $17.7 million, respectively, for the same periods in 2001. During the second quarter of 2002, losses on sales of receivables primarily under our securitization facilities were $3.7 million compared to $8.6 million for the same period in 2001. During the second quarter of 2001, we completed securitization facilities in Europe and Canada totaling $150.0 million. As a result, the second quarter of 2001 included $3.6 million of up-front losses and transaction costs associated with the initial funding of these facilities. The remaining decrease is due to lower interest rates in 2002 compared to 2001. For the first six months of 2002, losses on sales of receivables were $7.4 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

compared to $13.6 million for the same period in 2001. The first six months of 2001 included $4.0 million of costs associated with the initial funding of the facilities.

         We recorded an income tax provision of $6.1 million and $3.2 million for the second quarter and first six months of 2002, respectively, compared to an income tax provision of $1.4 million and an income tax benefit of $3.8 million for the same periods in 2001. The effective tax rate was 36% in the second quarter and first six months of 2002 compared to 38% in the comparable prior year periods.

         Equity in earnings of affiliates was $3.3 million and $6.4 million for the second quarter and first six months of 2002, respectively, compared to $3.2 million and $6.0 million for the same periods in 2001. Equity in earnings in our retail finance joint ventures in the second quarter and first six months of 2002 was higher than the same periods of the prior year.

         During the second quarter of 2001, we recorded a $0.8 million extraordinary loss, net of taxes, representing the write-off of the unamortized debt issuance costs associated with our revolving credit facility, which was refinanced in April 2001.

         During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.32 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle. See “Accounting Changes”.

AG-CHEM ACQUISITION

         On April 16, 2001, we completed the acquisition of Ag-Chem Equipment Co., Inc. (“Ag-Chem”), a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications.

         The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) No. 16, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, we established $3.1 million in liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and fifteen parts and service facilities.

         During the first quarter of 2002, all costs in connection with the liabilities established had been incurred. Accordingly, we adjusted its purchase price allocation to reflect a reduction in these established liabilities of $0.4 million.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

         During the second quarter of 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production from Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. In connection with the restructuring plan, we recorded approximately $21.3 million of restructuring and other infrequent expenses in the second quarter of 2002. The components of the restructuring expenses are summarized in the following table:

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	2002	Expenses	Balance at
	Expense	Incurred	June 30, 2002

Cash:

Employee severance	$8.4	$—	$8.4

Facility closure costs	1.7	—	1.7

Noncash:

Write-down of property, plant and equipment	11.2	11.2	—

	$21.3	$11.2	$10.1

         The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. No employees had been terminated as of June 30, 2002. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $10.1 million of restructuring costs accrued at June 30, 2002 are expected to be incurred during the remainder of 2002 and 2003. We also recorded approximately $0.9 million of inventory reserves reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the closure. Additional cash closure and production transition costs related to the Coventry closure are expected to be approximately $25 million to $30 million and will be incurred during the remainder of 2002 and in 2003.

         We recorded additional restructuring and other infrequent expenses of $2.2 million during the six months ended June 30, 2002. The expenses primarily related to severance, lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel as well as the restructuring of our North American information systems function. The $1.7 million of severance costs recorded associated with these activities relate to the termination of approximately 64 employees in total. At June 30, 2002, approximately $0.7 million of the amount accrued had been incurred. The remaining balance of $1.5 million is expected to be incurred during the remainder of 2002.

         In 2001, we announced plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. We consolidated our Willmar, Minnesota manufacturing facility and Ag-Chem’s Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. In addition, we closed Ag-Chem’s Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. We also closed fifteen parts and service facilities and integrated parts warehousing and logistics into our North American parts distribution system.

         The components of the restructuring and other infrequent expenses are summarized in the following table:

	Reserve			Reserve
	Balance at			Balance at
	December 31,	2002	Expenses	June 30,
	2001	Expense	Incurred	2002

Employee severance	$0.6	$0.2	$0.4	$0.4

Employee retention payments	0.2	(0.2)	—	—

Facility closure costs	0.1	—	0.1	—

Facility relocation and transition costs	—	0.1	0.1	—

	$0.9	$0.1	$0.6	$0.4

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

         All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. The employee retention payments related to incentives to be paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates and were accrued over the term of the retention period. In the first quarter of 2002, we reversed approximately $0.2 million of retention payments, which were not earned or required. The facility closure costs included employee relocation costs and other future exit costs to be incurred at our Willmar location after operations ceased. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. The $ 0.4 million of costs accrued at June 30, 2002 are expected to be incurred in 2002.

         In 2000, we permanently closed our combine manufacturing facility in Independence, Missouri and our Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, we permanently closed our Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing AGCO facilities or outsourced to third parties. We did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. We incurred approximately $0.5 million of expenses related to these closures during the six months ended June 30, 2002. The remaining balance of $0.5 million primarily relates to noncancelable lease termination costs and will be incurred through 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

         Our primary financing and funding sources are the $250.0 million 8 1/2% Senior Subordinated Notes due 2006, the $250.0 million 9 1/2% Senior Notes due 2008, a $350.0 million revolving credit facility and approximately $419.0 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

         The $350.0 million multi-currency revolving credit facility with Rabobank matures October 2005. The facility is secured by a majority of our U.S., Canadian and U.K. based assets and a pledge of the stock of our domestic and material foreign subsidiaries. Interest accrues on borrowings outstanding under the facility, at our option, at either (1) LIBOR plus a margin based on a ratio of our senior debt to EBITDA, as adjusted, or (2) the administrative agent’s base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, we must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of June 30, 2002, we had borrowings of $179.4 million and availability to borrow $164.3 million under the revolving credit facility. On March 14, 2002 we amended our revolving credit facility agreement to allow the LTIP cash expense to be recorded evenly over four quarters for purposes of calculating EBITDA under certain financial covenants.

         The $250.0 million of 9 1/2% Senior Notes due 2008 (the “Senior Notes”) were issued in 2001. The Senior Notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that, among other things, limits our ability (and that of our restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases.

         The $250.0 million of 81/2% Senior Subordinated Notes due 2006 (the “Senior Subordinated Notes”) were issued in 1996 at 99.139% of their principal amount. The Senior Subordinated Notes are unsecured obligations and are redeemable at our option, in whole or in part, at any time at 102.125% of their principal amount, plus accrued interest, until March 15, 2003, after which they become redeemable at 100% of their principal amount, plus accrued interest. The Senior Subordinated Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

         Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly owned special purpose entity. As of June 30, 2002, funding under securitization facilities totaled $389.5 million, which has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to the unfunded balance of receivables sold which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables.

         Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $663.2 million of working capital at June 30, 2002, an increase of $123.5 million from working capital of $539.7 million at December 31, 2001. Accounts receivable and inventory combined were $212.8 million higher than at the end of December 2001 primarily due to the Challenger acquisition, seasonal working capital requirements and currency translation.

         Cash flow used for operating activities was $75.3 million for the six months ended June 30, 2002 compared to a source of $48.8 million for the same period during 2001. In 2001, operating cash flow benefited from the initial funding of our Canadian and European securitization facilities which generated approximately $150.0 million of incremental cash flow from the sales of accounts receivable. Excluding this impact in 2001, operating cash flow improved in 2002 compared to 2001.

         Capital expenditures for the first six months of 2002 were $18.1 million compared to $12.5 million for the same period in 2001. We anticipate that our capital expenditures for the full year of 2002 will range from approximately $45 million to $55 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

         Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders’ equity) was 45.8% compared to 43.6% at December 31, 2001. The increase is primarily attributable to higher debt incurred to fund seasonal working capital requirements.

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

OUTLOOK

         Worldwide retail demand is expected to be relatively flat in 2002 as compared to 2001. In light of these industry conditions, we expect to generate sales growth from the impact of the new Challenger product line introduction, a full year impact of Ag-Chem, and the strengthening of the Euro dollar. Earnings before extraordinary losses and the cumulative effect of accounting changes in 2002 are expected to be above 2001 due to the impact of increased sales and improved gross margins. The impact of the Challenger product line introduction in 2002 is expected to be slightly negative to earnings in 2002 because the track-type tractor was not sold until the second quarter and the complementary Challenger products will not be fully available in 2002. Restricted stock compensation expense is expected to be approximately $29.1 million, or $0.25 per share, based on grants and awards earned to date. Additional restricted shares can be earned upon further increases in our stock price that would result in additional expense. Restructuring expenses are expected to be in the range of $35.0 to $40.0 million and primarily relate to the Coventry facility and staff rationalization actions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Annual Report on Form 10-K for the year ended December 31, 2001.

ACCOUNTING CHANGES

         On January 1, 2002, we adopted SFAS No. 142. SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite lived assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite lived assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite lived assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite lived intangible assets. This assessment involves

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

determining an estimate of the fair value of our reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units.

         The goodwill in each of our segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. We utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, we determined that goodwill associated with our Argentine and North American reporting units was impaired. As a result, we recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002.

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

         In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB statement No. 121. “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”) for the disposal of a segment of business (as previously defined in APB Opinion No. 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the statement of operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. We adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard had no impact on our current results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are evaluating the effect of this statement on our results of operations and financial position, but do not believe the impact will be material.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 does not impact our current restructuring plans including the closure of the Coventry, England manufacturing facility. We will comply with SFAS No. 146 for any future exit or disposal activities.

FORWARD LOOKING STATEMENTS

         Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements include our expectations with respect to factors that affect industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that our statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect our results is included in our filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward looking statements.

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

         In the first six months of 2002, the Argentine Peso incurred a significant devaluation resulting from a severe economic crisis in the Argentina. Our operations in Argentina are limited to the distribution of farm equipment and replacement parts sourced from our manufacturing operations in Brazil or third party suppliers. The devaluation resulted in a negative foreign currency translation adjustment to stockholders’ equity of $37.6 million as of December 31, 2001 and an additional $22.3 million in the first six months of 2002. As of June 30, 2002, we had assets of approximately $28.2 million and liabilities of $12.4 million in our Argentina subsidiary.

         For additional information, see our most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of Stockholders was held on April 25, 2002. The following matters were voted upon and the results of the voting were as follows:

(1)	To elect three directors to serve as Class I directors until the annual meeting in 2005 or until their successors have been duly elected and qualified. The nominees, Messrs. Deml, Loehnis and Momot were elected to the Company’s board of directors. The results follow:

Nominee	Affirmative Votes	Withheld Votes

Wolfgang Deml	64,556,827	1,601,174

Anthony D. Loehnis	65,208,816	949,185

David E. Momot	64,728,671	1,429,330

(2)	To approve the Amended and Restated Certificate of Incorporation of AGCO Corporation.

There were 63,959,264 votes in favor, 2,162,217 votes opposed and 36,520 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of AGCO Corporation.

10.1	First Amendment to Credit Agreement dated as of March 14, 2002, among the Company and its subsidiaries named therein, Cooperatieve Centrale Raffeisen- Boerenleenbank B.A. and the lenders named therein.

10.2	Employment Agreement between Andrew H. Beck and AGCO Corporation dated June 1, 2002.*

(b)	Reports on Form 8-K

During the fiscal quarter ended June 30, 2002, we filed a Current Report on Form 8-K/A dated April 4, 2002 which amended the Form 8-K we filed on March 5, 2002 relating to an acquisition of assets from Caterpillar Agricultural Products, Inc. In the Form 8-K/A, we reported information under Items 2 and 7.

During the fiscal quarter ended June 30, 2002, we filed a Current Report on Form 8-K dated April 24, 2002 relating to a change in our certifying accountant. In the Form 8-K, we reported information under Item 4.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant

Date: August 14, 2002	/s/	Andrew H. Beck

Andrew H. Beck

Sr. Vice President and Chief Financial Officer

(Principal Financial Officer)