Form 10-Q
period 2002-09-30
AGCO CORP /DE
filed 2002-11-14
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-12930

AGCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1960019 (I.R.S. Employer Identification No.)

4205 River Green Parkway, Duluth, Georgia (Address of principal executive offices)	30096 (Zip Code)

Registrant’s telephone number, including area code: (770) 813-9200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

     Common stock, par value $0.01 per share: 75,021,067 shares outstanding as of October 31, 2002.

AGCO CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Numbers
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES		37

CERTIFICATIONS		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7.9	$28.9
Accounts and notes receivable, net	471.4	471.9
Inventories, net	734.8	558.8
Other current assets	131.1	122.9

Total current assets	1,345.2	1,182.5
Property, plant and equipment, net	314.1	316.9
Investment in affiliates	78.0	69.6
Other assets	184.2	190.9
Intangible assets, net	374.9	413.4

Total assets	$2,296.4	$2,173.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$292.7	$272.2
Accrued expenses	389.0	350.7
Other current liabilities	24.4	19.9

Total current liabilities	706.1	642.8
Long-term debt	683.7	617.7
Postretirement health care benefits	24.8	25.6
Other noncurrent liabilities	91.1	87.8

Total liabilities	1,505.7	1,373.9

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 74,647,537 and 72,311,107 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	0.7	0.7
Additional paid-in capital	575.5	531.5
Retained earnings	642.6	645.0
Unearned compensation	(2.4)	(0.6)
Accumulated other comprehensive loss	(425.7)	(377.2)

Total stockholders’ equity	790.7	799.4

Total liabilities and stockholders’ equity	$2,296.4	$2,173.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,

	2002	2001

Net sales	$687.8	$577.2
Cost of goods sold	564.2	474.6

Gross profit	123.6	102.6
Selling, general and administrative expenses	70.1	63.8
Engineering expenses	15.4	12.3
Restructuring and other infrequent expenses	9.7	4.9
Amortization of intangibles	0.3	4.9

Income from operations	28.1	16.7
Interest expense, net	13.7	15.6
Other expense, net	4.7	4.8

Income (loss) before income taxes and equity in net earnings of affiliates	9.7	(3.7)
Income tax provision (benefit)	3.1	(1.8)

Income (loss) before equity in net earnings of affiliates	6.6	(1.9)
Equity in net earnings of affiliates	3.1	2.3

Net income	$9.7	$0.4

Net income per common share:

Basic	$0.13	$0.01

Diluted	$0.13	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	74.4	71.7

Diluted	75.2	72.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,

	2002	2001

Net sales	$2,079.0	$1,768.6
Cost of goods sold	1,697.8	1,469.8

Gross profit	381.2	298.8
Selling, general and administrative expenses	230.9	183.7
Engineering expenses	41.4	37.2
Restructuring and other infrequent expenses	33.3	10.5
Amortization of intangibles	1.0	13.6

Income from operations	74.6	53.8
Interest expense, net	42.2	45.0
Other expense, net	13.9	22.5

Income (loss) before income taxes, equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	18.5	(13.7)
Income tax provision (benefit)	6.3	(5.6)

Income (loss) before equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	12.2	(8.1)
Equity in net earnings of affiliates	9.5	8.3

Income before extraordinary loss and cumulative effect of a change in accounting principle	21.7	0.2
Extraordinary loss, net of taxes	—	(0.8)
Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—

Net loss	$(2.4)	$(0.6)

Net income (loss) per common share:

Basic:
Income before extraordinary loss and cumulative effect of a change in accounting principle	$0.29	$—
Extraordinary loss	—	(0.01)
Cumulative effect of a change in accounting principle, net of taxes	(0.32)	—

Net loss	$(0.03)	$(0.01)

Diluted:
Income before extraordinary loss and cumulative effect of a change in accounting principle	$0.29	$—
Extraordinary loss	—	(0.01)
Cumulative effect of a change in accounting principle, net of taxes	(0.32)	—

Net loss	$(0.03)	$(0.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	73.8	66.9

Diluted	74.7	67.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2.4)	$(0.6)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Extraordinary loss, net of taxes	—	0.8
Cumulative effect of a change in accounting principle, net of taxes	24.1	—
Depreciation and amortization	39.5	39.0
Amortization of intangibles	1.0	13.6
Restricted stock compensation	15.4	1.2
Equity in net earnings of affiliates, net of cash received	(2.7)	2.5
Deferred income tax benefit	(15.7)	(32.9)
Loss on write-down of property, plant and equipment	11.6	—
Changes in operating assets and liabilities net of effect from purchase of businesses:
Accounts and notes receivable, net	(4.0)	175.4
Inventories, net	(165.6)	(41.5)
Other current and noncurrent assets	(4.9)	(0.3)
Accounts payable	4.1	(34.5)
Accrued expenses	39.9	(20.6)
Other current and noncurrent liabilities	(15.1)	(6.7)

Total adjustments	(72.4)	96.0

Net cash (used in) provided by operating activities	(74.8)	95.4

Cash flows from investing activities:
Purchase of property, plant and equipment	(32.3)	(23.5)
Purchase of businesses, net of cash acquired	(12.7)	(147.5)
Proceeds from sales of property, plant and equipment	13.8	2.5
Investment in unconsolidated affiliates	(1.1)	(0.5)

Net cash used for investing activities	(32.3)	(169.0)

Cash flows from financing activities:
Proceeds from long-term debt, net	82.2	83.7
Proceeds from issuance of preferred and common stock	5.6	5.3
Payment of debt and common stock issuance costs	(0.1)	(12.8)
Dividends paid on common stock	—	(0.6)

Net cash provided by financing activities	87.7	75.6

Effect of exchange rate changes on cash and cash equivalents	(1.6)	(1.4)

(Decrease) increase in cash and cash equivalents	(21.0)	0.6
Cash and cash equivalents, beginning of period	28.9	13.3

Cash and cash equivalents, end of period	$7.9	$13.9

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

2. ACQUISITIONS

     Challenger

     On March 5, 2002, the Company completed its agreement with Caterpillar, Inc. (“Caterpillar”) to acquire the design, assembly and marketing of the new MT Series of Caterpillar’s Challenger tractor line. The Company issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.0 million based on the closing price of the Company’s common stock on the acquisition date. During July 2002, the Company received approximately $0.9 million from Caterpillar pursuant to the terms of the purchase agreement, whereby any proceeds Caterpillar received upon the sale of the Company’s stock above $21.0 million would be refunded to the Company. In addition, the Company purchased approximately $13.6 million of initial production inventory from Caterpillar in connection with a supply agreement with Caterpillar. The addition of the Challenger tractor line provides the Company with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, the Company will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position. The results of operations for this product line have been included in the Company’s results from the date of the acquisition. The acquired assets consisted primarily of inventory and property, plant and equipment. There were no accounts receivable acquired or liabilities assumed in the transaction since all rights and obligations relating to past sales of the prior series of the Challenger product line remain with Caterpillar. The Challenger acquisition was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”). Since the preliminary fair value of the assets acquired was in excess of the purchase price, no goodwill was recorded in connection with the acquisition.

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

     During the first quarter of 2002, all costs in connection with the liabilities established had been incurred. Accordingly, the Company adjusted its purchase price allocation to reflect a reduction in these established liabilities by $0.4 million. In addition, the Company finalized its purchase price allocation resulting in a total goodwill adjustment of approximately $3.2 million. The adjustment primarily related to the reflection of final appraised values of property, plant and equipment acquired and the establishment of certain liabilities related to outstanding litigation and warranty obligations.

3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     During the second quarter of 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. In connection with the restructuring plan, the Company has recorded approximately $30.2 million of restructuring and other infrequent expenses during the nine months ended September 30, 2002. The components of the restructuring expenses are summarized in the following table:

	2002	Expenses	Balance at
	Expense	Incurred	September 30, 2002

Cash:
Employee severance	$8.4	$—	$8.4
Employee retention payments	8.9	—	8.9
Facility closure costs	1.7	—	1.7
Noncash:
Write-down of property, plant and equipment	11.2	11.2	—

	$30.2	$11.2	$19.0

     The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. No employees have been terminated as of September 30, 2002. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $19.0 million of restructuring costs accrued at September 30, 2002 are expected to be incurred during the remainder of 2002 and 2003. The Company also recorded approximately $0.9 million of inventory reserves reflected in costs of goods sold related to inventory that was identified as obsolete as a result of the closure.

     Further, in connection with the Coventry closure, the Company has applied to the High Court in London, England, for clarification of a rule of its U.K. pension plan which governs the circumstances in which full pensions are payable without reduction for early retirement. While the Company and its advisors are of the view that no such unreduced pensions are payable in the context of the closure, it is accepted that clarification from the High Court is advisable. In the event of an adverse ruling, the estimated impact on the pension plan would be an increase in plan liabilities of between $50 million and $60 million.

     In addition, the Company recorded restructuring and other infrequent expenses of $3.0 million for the nine months ended September 30, 2002. The expense for the nine months primarily relates to severance costs and certain lease termination and other exit costs associated with the rationalization of the

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Company’s European engineering and marketing personnel and certain German manufacturing facilities, as well as the restructuring of the Company’s North American information systems function. The $2.2 million of severance costs recorded associated with these activities relate to the termination of approximately 90 employees in total. At September 30, 2002, approximately $1.4 million of the amount accrued had been incurred. The remaining balance of $1.6 million is expected to be incurred during the remainder of 2002 and 2003.

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

     The components of the restructuring and other infrequent expenses are summarized in the following table:

	Reserve			Reserve
	Balance at			Balance at
	December 31,	2002	Expenses	September 30,
	2001	Expense	Incurred	2002

Employee severance	$0.6	$0.2	$0.6	$0.2
Employee retention payments	0.2	(0.2)	—	—
Facility closure costs	0.1	—	0.1	—
Facility relocation and transition costs	—	0.1	0.1	—

	$0.9	$0.1	$0.8	$0.2

     All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. The employee retention payments related to incentives to be paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates and were accrued over the term of the retention period. In the first quarter of 2002, the Company reversed approximately $0.2 million of retention payments, which were not earned or required. The facility closure costs included employee relocation costs and other future exit costs to be incurred at the Company’s Willmar location after operations ceased. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. The $0.2 million of costs accrued at September 30, 2002 are expected to be incurred in 2002.

     In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. The Company did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. The Company incurred approximately $0.5 million of expenses charged to accrued restructuring costs related to these closures during the nine months ended September 30, 2002. The remaining accrued restructuring costs of $0.5 million primarily relate to noncancelable lease termination costs and will be incurred through 2005.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing goodwill and other

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

indefinite-lived intangible assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite-lived intangible assets. This assessment involves determining an estimate of the fair value of the Company’s reporting units including trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units.

     The Company’s acquired intangible assets are as follows:

	September 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Trademarks	$25.3	$(1.2)	$25.3	$(0.6)
Other	1.9	(0.3)	1.9	—

Total	$27.2	$(1.5)	$27.2	$(0.6)

Unamortized intangible assets:
Trademarks	$53.4		$53.4

     The Company amortizes certain acquired intangible assets over estimated useful lives of 7 to 30 years. For the three months ended September 30, 2002 and 2001, acquired intangible asset amortization was $0.3 million and $0.8 million, respectively. For the nine months ended September 30, 2002 and 2001, acquired intangible asset amortization was $1.0 million and $1.6 million, respectively. In accordance with SFAS No. 142, the Company ceased amortizing certain trademarks, which it determined to have an indefinite useful life as of January 1, 2002. The Company estimates amortization of existing intangible assets will be $1.3 million for 2002, $1.2 million for 2003 and 2004, $1.1 million for 2005 and $1.0 million for 2006.

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2002 are summarized as follows:

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2001	$10.2	$70.0	$92.5	$159.2	$331.9
Transitional impairment losses	(10.2)	(17.5)	—	—	(27.7)
Adjustment to purchase price allocations	—	—	—	3.6	3.6
Reversal of unused restructuring reserves	—	—	(2.0)	—	(2.0)
Foreign currency translation	—	(19.4)	8.6	—	(10.8)

Balance as of September 30, 2002	$—	$33.1	$99.1	$162.8	$295.0

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

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other indefinite-lived intangible assets over periods ranging from 10 to 40 years. The following is a reconciliation of the Company’s income (loss) before cumulative effect of a change in accounting principle and net income (loss) and net income (loss) per share as if goodwill were accounted for in accordance with SFAS No. 142 in prior periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported income (loss) before cumulative effect of a change in accounting principle	$9.7	$0.4	$21.7	$(0.6)
Add: Goodwill amortization	—	2.6	—	7.5
Add: Indefinite-lived trademark amortization	—	0.3	—	0.8

Adjusted income before cumulative effect of a change in accounting principle	9.7	3.3	21.7	7.7
Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)	—

Adjusted net income (loss)	$9.7	$3.3	$(2.4)	$7.7

Net income (loss) per common share:

Basic:
Reported income (loss) before cumulative effect of a change in accounting principle	$0.13	$0.01	$0.29	$(0.01)
Add: Goodwill amortization	—	0.04	—	0.11
Add: Indefinite-lived trademark amortization	—	—	—	0.01

Adjusted income before cumulative effect of a change in accounting principle	0.13	0.05	0.29	0.11
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.32)	—

Adjusted net income (loss)	$0.13	$0.05	$(0.03)	$0.11

Diluted:
Reported income (loss) before cumulative effect of a change in accounting principle	$0.13	$0.01	$0.29	$(0.01)
Add: Goodwill amortization	—	0.04	—	0.11
Add: Indefinite-lived trademark amortization	—	—	—	0.01

Adjusted income before cumulative effect of a change in accounting principle	0.13	0.05	0.29	0.11
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.32)	—

Adjusted net income (loss)	$0.13	$0.05	$(0.03)	$0.11

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

5. LONG-TERM DEBT

     Long-term debt consisted of the following at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

Revolving credit facility	$172.1	$89.0
9-1/2% Senior notes due 2008	250.0	250.0
8-1/2% Senior subordinated notes due 2006	249.0	248.9
Other long-term debt	12.6	29.8

Total long-term debt	$683.7	$617.7

6. INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
	2002	2001

Finished goods	$329.0	$210.7
Repair and replacement parts	231.1	201.5
Work in process, production parts and raw materials	174.7	146.6

Inventories, net	$734.8	$558.8

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

     A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2002 and 2001 is as follows:

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic Earnings Per Share
Weighted average number of common shares outstanding	74.4	71.7	73.8	66.9

Income before extraordinary loss and cumulative effect of a change in accounting principle	$9.7	$0.4	$21.7	$0.2
Extraordinary loss, net of taxes	—	—	—	(0.8)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)	—

Net income (loss)	$9.7	$0.4	$(2.4)	$(0.6)

Net income (loss) per share:

Income before extraordinary loss and cumulative effect of a change in accounting principle	$0.13	$0.01	$0.29	$—
Extraordinary loss, net of taxes	—	—	—	(0.01)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.32)	—

Net income (loss) per common share	$0.13	$0.01	$(0.03)	$(0.01)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted Earnings Per Share
Weighted average number of common shares outstanding	74.4	71.7	73.8	66.9
Shares issued upon assumed vesting of restricted stock	0.2	0.2	0.2	0.3
Shares issued upon assumed exercise of outstanding stock options	0.6	0.1	0.7	0.1

Weighted average number of common and common equivalent shares	75.2	72.0	74.7	67.3

Income before extraordinary loss and cumulative effect of a change in accounting principle	$9.7	$0.4	$21.7	$0.2
Extraordinary loss, net of taxes	—	—	—	(0.8)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)	—

Net income (loss)	$9.7	$0.4	$(2.4)	$(0.6)

Net income (loss) per share:

Income before extraordinary loss and cumulative effect of a change in accounting principle	$0.13	$0.01	$0.29	$—
Extraordinary loss, net of taxes	—	—	—	(0.01)
Cumulative effect of a change in accounting principle,net of taxes	—	—	(0.32)	—

Net income (loss) per common share	$0.13	$0.01	$(0.03)	$(0.01)

     There were 0.8 million and 1.7 million, respectively, for both the three and nine months ended September 30, 2002 and 2001, of stock options outstanding that were also excluded from the calculation of weighted average number of common shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.

8. COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows:

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$9.7	$0.4	$(2.4)	$(0.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(40.5)	3.1	(49.7)	(58.4)
Unrealized gain (loss) on derivatives	0.2	1.1	2.1	(0.1)
Unrealized gain (loss) on derivatives held by affiliates	(1.8)	—	(0.9)	—

Total comprehensive income (loss)	$(32.4)	$4.6	$(50.9)	$(59.1)

9. ACCOUNTS RECEIVABLE SECURITIZATION

     At September 30, 2002, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $419.0 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $388.8 million at September 30, 2002 and $402.0 million at December 31, 2001. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net for the nine months ended September 30, 2002 and 2001 were $11.1 million and $18.6 million, respectively.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the nine months ended September 30, 2002:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)
Net changes in fair value of derivatives	3.6	(1.4)	2.2
Net losses reclassified from accumulated other comprehensive loss into income	(0.1)	—	(0.1)

Accumulated derivative net gains as of September 30, 2002	$3.3	$(1.3)	$2.0

11. SEGMENT REPORTING

     The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2002 and 2001 are as follows:

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Three Months Ended	North	South	Europe/Africa	Asia/	Sprayer
September 30,	America	America	/Middle East	Pacific	Division	Consolidated

2002
Net sales	$196.7	$69.5	$349.4	$29.9	$42.3	$687.8
Income (loss) from operations	(3.4)	8.2	31.4	5.1	(2.5)	38.8
2001
Net sales	$175.7	$65.5	$270.5	$26.7	$38.8	$577.2
Income (loss) from operations	4.8	7.4	17.0	4.2	(6.5)	26.9

Nine Months Ended	North	South	Europe/Africa	Asia/	Sprayer
September 30,	America	America	/Middle East	Pacific	Division	Consolidated

2002
Net sales	$548.2	$199.6	$1,052.0	$75.8	$203.4	$2,079.0
Income (loss) from operations	(2.9)	20.9	92.6	12.9	13.9	137.4
2001
Net sales	$481.6	$184.2	$914.6	$70.1	$118.1	$1,768.6
Income (loss) from operations	(9.7)	15.3	67.3	10.9	(4.2)	79.6

     A reconciliation from the segment information to the consolidated balances for income from operations is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Segment income from operations	$38.8	$26.9	$137.4	$79.6
Restricted stock compensation expense	(0.7)	(0.4)	(28.5)	(1.7)
Restructuring and other infrequent expenses	(9.7)	(4.9)	(33.3)	(10.5)
Amortization of intangibles	(0.3)	(4.9)	(1.0)	(13.6)

Consolidated income from operations	$28.1	$16.7	$74.6	$53.8

12. GUARANTOR/NON-GUARANTOR FINANCIALS

     On April 17, 2001, AGCO Corporation issued $250.0 million of 9-1/2% Senior Notes due 2008 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed by the following U.S. subsidiaries of AGCO Corporation: Ag-Chem Equipment Co., Inc., Ag-Chem Equipment International, Inc. and Ag-Chem Equipment Canada, Ltd. The following financial information presents condensed consolidating balance sheet, statements of operations and cash flows of (i) AGCO Corporation, the parent company, as if it accounted for its subsidiaries on the equity method, (ii) the guarantor subsidiaries on a combined basis, and (iii) the non-guarantor subsidiaries on a combined basis. The guarantor subsidiaries were acquired on April 16, 2001 as part of the acquisition of Ag-Chem, and accordingly, are not included in the following financial information for periods prior to acquisition.

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$222.5	$43.6	$536.5	$(114.8)	$687.8
Cost of goods sold	199.2	39.0	440.8	(114.8)	564.2

Gross profit	23.3	4.6	95.7	—	123.6
Selling, general and administrative expenses	25.9	7.1	37.1	—	70.1
Engineering expenses	4.0	1.4	10.0	—	15.4
Restructuring and other infrequent expenses	(0.2)	—	9.9	—	9.7
Amortization of intangibles	—	0.3	—	—	0.3

Income (loss) from operations	(6.4)	(4.2)	38.7	—	28.1
Interest expense, net	13.5	0.1	0.1	—	13.7
Other expense, net	1.1	0.2	3.4	—	4.7

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(21.0)	(4.5)	35.2	—	9.7
Income tax provision (benefit)	(8.1)	(1.3)	12.5	—	3.1

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(12.9)	(3.2)	22.7	—	6.6
Equity in net earnings of unconsolidated subsidiaries and affiliates	22.6	(0.3)	1.7	(20.9)	3.1

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	9.7	(3.5)	24.4	(20.9)	9.7
Extraordinary loss, net of taxes	—	—	—	—	—
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—

Net income (loss)	$9.7	$(3.5)	$24.4	$(20.9)	$9.7

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2001
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$177.9	$41.6	$441.4	$(83.7)	$577.2
Cost of goods sold	156.1	37.5	364.7	(83.7)	474.6

Gross profit	21.8	4.1	76.7	—	102.6
Selling, general and administrative expenses	23.5	8.3	32.0	—	63.8
Engineering expenses	3.7	0.8	7.8	—	12.3
Restructuring and other infrequent expenses	1.4	3.3	0.2	—	4.9
Amortization of intangibles	1.6	1.1	2.2	—	4.9

Income (loss) from operations	(8.4)	(9.4)	34.5	—	16.7
Interest expense, net	12.6	0.3	2.7	—	15.6
Other (income) expense, net	2.0	(0.4)	3.2	—	4.8

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(23.0)	(9.3)	28.6	—	(3.7)
Income tax provision (benefit)	(4.8)	(3.8)	6.8	—	(1.8)

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(18.2)	(5.5)	21.8	—	(1.9)
Equity in net earnings of unconsolidated subsidiaries and affiliates	18.6	(0.2)	1.3	(17.4)	2.3

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	0.4	(5.7)	23.1	(17.4)	0.4
Extraordinary loss, net of taxes	—	—	—	—	—
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—

Net income (loss)	$0.4	$(5.7)	$23.1	$(17.4)	$0.4

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$604.9	$202.9	$1,589.1	$(317.9)	$2,079.0
Cost of goods sold	532.1	167.0	1,316.6	(317.9)	1,697.8

Gross profit	72.8	35.9	272.5	—	381.2
Selling, general and administrative expenses	96.3	24.3	110.3	—	230.9
Engineering expenses	10.4	3.7	27.3	—	41.4
Restructuring and other infrequent expenses	0.6	—	32.7	—	33.3
Amortization of intangibles	—	1.0	—	—	1.0

Income (loss) from operations	(34.5)	6.9	102.2	—	74.6
Interest expense, net	40.4	0.4	1.4	—	42.2
Other (income) expense, net	4.5	(0.1)	9.5	—	13.9

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(79.4)	6.6	91.3	—	18.5
Income tax provision (benefit)	(28.2)	2.7	31.8	—	6.3

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(51.2)	3.9	59.5	—	12.2
Equity in net earnings of unconsolidated subsidiaries and affiliates	55.4	0.2	5.0	(51.1)	9.5

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	4.2	4.1	64.5	(51.1)	21.7
Extraordinary loss, net of taxes	—	—	—	—	—
Cumulative effect of a change in accounting principle, net of taxes	(6.6)	—	(17.5)	—	(24.1)

Net income (loss)	$(2.4)	$4.1	$47.0	$(51.1)	$(2.4)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2001
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net sales	$511.4	$95.6	$1,395.1	$(233.5)	$1,768.6
Cost of goods sold	459.6	81.2	1,162.5	(233.5)	1,469.8

Gross profit	51.8	14.4	232.6	—	298.8
Selling, general and administrative expenses	70.8	17.1	95.8	—	183.7
Engineering expenses	11.2	1.8	24.2	—	37.2
Restructuring and other infrequent expenses	4.9	4.0	1.6	—	10.5
Amortization of intangibles	5.1	2.1	6.4	—	13.6

Income (loss) from operations	(40.2)	(10.6)	104.6	—	53.8
Interest expense, net	35.5	0.5	9.0	—	45.0
Other (income) expense, net	10.7	(0.7)	12.5	—	22.5

Income (loss) before income taxes, equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(86.4)	(10.4)	83.1	—	(13.7)
Income tax provision (benefit)	(25.7)	(4.6)	24.7	—	(5.6)

Income (loss) before equity in net earnings of unconsolidated subsidiaries and affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(60.7)	(5.8)	58.4	—	(8.1)
Equity in net earnings of unconsolidated subsidiaries and affiliates	60.9	0.3	4.3	(57.2)	8.3

Income (loss) before extraordinary loss and cumulative effect of a change in accounting principle	0.2	(5.5)	62.7	(57.2)	0.2
Extraordinary loss, net of taxes	(0.8)	—	—	—	(0.8)
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	—	—

Net income (loss)	$(0.6)	$(5.5)	$62.7	$(57.2)	$(0.6)

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$0.5	$7.4	$—	$7.9
Accounts and notes receivables, net	154.4	14.5	296.0	—	464.9
Receivables from unconsolidated subsidiaries and affiliates	188.3	55.5	240.4	(477.7)	6.5
Inventories, net	285.5	102.4	359.2	(12.3)	734.8
Other current assets	76.4	0.3	54.4	—	131.1

Total current assets	704.6	173.2	957.4	(490.0)	1,345.2
Property, plant and equipment, net	78.7	29.3	206.1	—	314.1
Investments in unconsolidated subsidiaries and affiliates	970.1	0.7	87.0	(979.8)	78.0
Other assets	132.8	6.9	44.5	—	184.2
Intangible assets, net	20.7	168.4	185.8	—	374.9

Total assets	$1,906.9	$378.5	$1,480.8	$(1,469.8)	$2,296.4

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82.3	$7.5	$189.6	$—	$279.4
Payables to unconsolidated subsidiaries and affiliates	246.0	96.7	148.3	(477.7)	13.3
Accrued expenses	103.6	17.7	267.7	—	389.0
Other current liabilities	0.4	3.7	19.8	0.5	24.4

Total current liabilities	432.3	125.6	625.4	(477.2)	706.1
Long-term debt	652.6	5.7	25.4	—	683.7
Postretirement health care benefits	24.8	—	—	—	24.8
Other noncurrent liabilities	6.5	—	84.6	—	91.1

Total liabilities	1,116.2	131.3	735.4	(477.2)	1,505.7
Total stockholders’ equity	790.7	247.2	745.4	(992.6)	790.7

Total liabilities & stockholders’ equity	$1,906.9	$378.5	$1,480.8	$(1,469.8)	$2,296.4

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002
(in millions)

	Parent	Guarantor	Non-Guarantor	Elimination
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated

Net cash (used for) provided by operating activities:	$(108.4)	$(4.9)	$38.5	$—	$(74.8)

Cash flows from investing activities:
Purchase of property, plant & equipment	(12.1)	(1.1)	(19.1)	—	(32.3)
Purchase of business, net of cash acquired	(12.7)	—	—	—	(12.7)
Proceeds from sale of property, plant & equipment	—	13.8	—	—	13.8
Investments in unconsolidated subsidiaries and affiliates	—	—	(1.1)	—	(1.1)

Net cash (used for) provided by investing activities	(24.8)	12.7	(20.2)	—	(32.3)

Cash flows from financing activities:
Proceeds (payments) on long-term debt, net	118.7	(8.8)	(27.7)	—	82.2
Proceeds (payments) from intercompany loans, net	—	—	—	—	—
Proceeds from issuance of preferred and common stock	5.6	—	—	—	5.6
Payment of debt and common stock issuance costs	(0.1)	—	—	—	(0.1)
Dividends paid on common stock	—	—	—	—	—

Net cash provided by (used for) financing activities	124.2	(8.8)	(27.7)	—	87.7

Effect of exchange rate changes on cash & cash equivalents	—	—	(1.6)	—	(1.6)

Decrease in cash and cash equivalents	(9.0)	(1.0)	(11.0)	—	(21.0)
Cash and cash equivalents, beginning of period	9.0	1.5	18.4	—	28.9

Cash and cash equivalents, end of period	$—	$0.5	$7.4	$—	$7.9

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2001 (in millions)

Net cash provided by (used for) operating activities:	$(6.2)	$(9.4)	$111.0	$—	$95.4

Cash flows from investing activities:
Purchase of property, plant & equipment	(10.0)	(2.4)	(11.1)	—	(23.5)
Purchase of business, net of cash acquired	(147.5)	—	—	—	(147.5)
Proceeds from sale of property, plant & equipment	2.5	—	—	—	2.5
Investments in unconsolidated subsidiaries and affiliates	(0.5)	—	—	—	(0.5)

Net cash used for investing activities	(155.5)	(2.4)	(11.1)	—	(169.0)

Cash flows from financing activities:
Proceeds (payments) on long-term debt, net	234.1	(43.9)	(106.5)	—	83.7
Proceeds (payments) from intercompany loans, net	(66.0)	57.7	8.3	—	—
Proceeds from issuance of preferred and common stock	5.3	—	—	—	5.3
Payment of debt and common stock issuance costs	(12.8)	—	—	—	(12.8)
Dividends paid on common stock	(0.6)	—	—	—	(0.6)

Net cash provided by (used for) financing activities	160.0	13.8	(98.2)	—	75.6

Effect of exchange rate changes on cash & cash equivalents	—	—	(1.4)	—	(1.4)

(Decrease) increase in cash and cash equivalents	(1.7)	2.0	0.3	—	0.6
Cash and cash equivalents, beginning of period	0.1	—	13.2	—	13.3

Cash and cash equivalents, end of period	$(1.6)	$2.0	$13.5	$—	$13.9

AGCO Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

13. SUBSEQUENT EVENT

     On November 7, 2002, the Company completed its agreement to acquire the assets of Sunflower Manufacturing Co., Inc. (“Sunflower”), a product line of SPX Corporation. Sunflower is a leading producer of tillage, seeding and specialty harvesting equipment, serving the North American market and is located in Beloit, Kansas. The purchase price was $45.0 million and is subject to an adjustment based on closing net assets, with additional purchase price consideration not to exceed $3.0 million. The funding for the purchase price was made through borrowings under the Company’s revolving credit facility. The acquired assets and liabilities consist primarily of inventories, accounts receivables, property, plant and equipment, technology, trademarks and tradenames. The Sunflower acquisition will be accounted for in accordance with SFAS No. 141.

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

RESULTS OF OPERATIONS

     For the three months ended September 30, 2002, we recorded net income of $9.7 million, or $0.13 per share, compared to $0.4 million, or $0.01 per share, for the same period in 2001. For the first nine months of 2002, we recorded income before cumulative effect of a change in accounting principle of $21.7 million, or $0.29 per share. We recorded a non-cash goodwill impairment charge of $24.1 million, or $0.32 per share, related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. Including the accounting change, net loss for the first nine months of 2002 was $2.4 million, or $0.03 per share. For the first nine months of 2001, we recorded net income before extraordinary loss of $0.2 million, representing less than $0.01 per share. Including the extraordinary loss, net loss for the first nine months of 2001 was $0.6 million, or $0.01 per share.

     The results for the third quarter and first nine months of 2002 included restructuring and other infrequent expenses (“restructuring expenses”) of $9.7 million, or $0.08 per share, and $33.3 million, or $0.30 per share, respectively, primarily related to the announced closure of the Coventry, England manufacturing facility and other cost reduction initiatives. In addition, the results for the third quarter and the first nine months of 2002 included restricted stock compensation expense of $0.7 million, or $0.01 per share, and $28.5 million, or $0.25 per share, respectively, primarily related to first quarter awards earned under our Long-Term Incentive Plan (“LTIP”). The results for the third quarter and first nine months of 2001 included restructuring expenses of $4.9 million, or $0.04 per share, and $10.5 million, or $0.10 per share, respectively, primarily for costs associated with the closure of manufacturing facilities announced in 2000 and 2001. The results for the third quarter and first nine months of 2001 also included restricted stock compensation of $0.4 million, representing less than $0.01 per share, and $1.7 million, or $0.02 per share, respectively.

     Third quarter operating income excluding restructuring expenses and restricted stock compensation expense was $38.5 million in 2002 compared to $22.0 million in 2001. This improvement was primarily due to a 19.2% increase in net sales and continued gross margin expansion. Third quarter gross margins improved from 17.8% in 2001 to 18.0% in 2002 primarily due to the impact of cost reduction initiatives and increased production, partially offset by lower margins achieved with respect to the sale of Challenger tractors. Operating earnings for 2002 also benefited by lower amortization of intangible assets of approximately $4.6 million from the discontinuation of the amortization of goodwill and other indefinite-lived intangible assets upon adoption of SFAS No. 142.

     Operating income excluding restructuring expenses and restricted stock compensation expense for the first nine months was $136.4 million compared to $66.0 million in 2001. The year-to-date

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

increase was due to the addition of Ag-Chem (acquired in April 2001), higher sales in the majority of markets and gross margin improvement. Year-to-date gross margins improved from 16.9% to 18.3% from the addition of high margin Ag-Chem sales, the elimination of cost inefficiencies at the Hesston, Kansas plant of $7.9 million, increased production and other cost reduction initiatives. These positive factors were partially offset by lower margins achieved with respect to the sale of Challenger tractors. Operating earnings for 2002 also benefited from lower intangible asset amortization of approximately $12.6 million upon adoption of SFAS No. 142 in 2002.

     Acquisitions

     On March 5, 2002, we completed our acquisition of the design, assembly and marketing of Caterpillar Inc.’s new MT Series of Challenger agricultural tractors. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.0 million and purchased approximately $13.6 million of initial production inventory in connection with a supply agreement with Caterpillar. During July 2002, we received approximately $0.9 million from Caterpillar pursuant to the terms of the purchase agreement, whereby any proceeds Caterpillar received upon the sale of our stock above $21.0 million would be refunded to AGCO. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors which we can market on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position. Sales of the new Challenger track-type tractors began in the second quarter and sales of other Challenger branded products began in the third quarter, with additional products expected to be available and released throughout the remainder of 2002 and 2003.

     On November 7, 2002, we completed an agreement to acquire the assets of Sunflower Manufacturing Co., Inc. (“Sunflower”), a product line of SPX Corporation. Sunflower is a leading producer of tillage, seeding and specialty harvesting equipment, located in Beloit, Kansas and serving the North American agricultural market. Sunflower’s products have been marketed and sold under the highly respected ‘Sunflower’ brand name for over 50 years and have established a reputation for innovation, performance and durability. Long-term plans include expansion of the products into export markets and the addition of new technology and some allied product innovations from AGCO. The recent agreement provides for a cash purchase price of $45.0 million, which will be funded under our revolving credit facility. The purchase price is subject to an adjustment based on closing net assets, with additional purchase price consideration not to exceed $3.0 million. The purchase involves approximately $32.0 million of estimated net assets, a majority of which are receivables and inventory.

     Retail Sales

     In North America, industry unit retail sales of tractors for the first nine months of 2002 increased approximately 3% over the first nine months of the prior year with an increase in the compact tractor segment, relatively flat demand in the utility tractor segment, and a significant decrease in the high horsepower segment. Industry unit retail sales of combines were approximately 25% lower than the prior year. Our unit retail sales of tractors and combines for the first nine months of 2002 were higher than the prior year. Our unit retail sales of combines in 2002 benefited from improved timing of shipments compared to 2001.

     In Western Europe, industry unit retail sales of tractors for the first nine months of 2002 increased approximately 5% over the first nine months of the prior year. Strong increases were experienced in the United Kingdom and Germany, which were negatively impacted by concerns over livestock diseases in 2001. Our unit retail sales for the first nine months of 2002 also increased when compared to the prior year period.

     South American industry unit retail sales of tractors in the first nine months of 2002 increased approximately 17% over the first nine months of the prior year with strong increases in the Brazilian market. Our South American unit retail sales also increased in the first nine months of 2002 compared to the same period in 2001. The Brazilian market continued to be strong due to full availability of the Brazilian government subsidized retail financing program, FINAME.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Outside of North America, Western Europe and South America, net sales for the first nine months of 2002 were higher than the prior year in most markets.

STATEMENTS OF OPERATIONS

     Net sales for the third quarter of 2002 were $687.8 million compared to $577.2 million for the same period in 2001. Net sales for the first nine months of 2002 were $2,079.0 million compared to $1,768.6 million for the prior year. The increase in net sales was primarily due to the impact of acquisitions and higher sales in a majority of our markets. Net sales generated during the first nine months of 2002 by the acquired Ag-Chem operations were approximately $172.6 million compared to $91.5 million in 2001 subsequent to the April 2001 acquisition. Net sales of Challenger brand products, including sales of Challenger track tractors acquired in March 2002, were approximately $51.1 million in the 2002 year-to-date results. Foreign currency translation positively impacted net sales by $18.4 million in the third quarter of 2002, primarily due to the strengthening of the Euro offset by the weakness of the Brazilian Real. Currency translation was neutral to net sales on a year-to-date basis. Excluding the incremental sales impact of the Ag-Chem and Challenger acquisitions and foreign currency translation, net sales were approximately 11% higher in the first nine months of 2002 compared to the same period in 2001.

     Regionally, net sales in North America were $21.0 million, or 12.0% higher for the third quarter of 2002 and $66.6 million, or 13.8% higher for the first nine months of 2002 compared to the same periods in 2001. The sales increase for North America was the result of improved retail sales and the timing of production and shipments to dealers of equipment produced in our Hesston, Kansas facility. In 2001, production and shipments to dealers were delayed due to the transition of production from closed facilities to the Hesston plant. Net sales in the Europe/Africa/Middle East region increased $78.9 million, or 29.2%, for the third quarter of 2002 and $137.4 million, or 15.0%, for the first nine months of 2002 compared to the same periods in 2001, primarily due to increased retail sales resulting from improved industry conditions and favorable currency translation due to the strengthening of the Euro. Net sales in South America increased $4.0 million, or 6.1% for the third quarter of 2002 and $15.4 million, or 8.4%, for the first nine months of 2002 compared to the same periods in 2001, primarily due to the continued strength of the Brazilian market offset by unfavorable currency translation due to the weakening of the Brazilian Real. In the Asia Pacific region, net sales increased by $3.2 million, or 12.0% for the third quarter of 2002 and $5.7 million, or 8.1%, for the first nine months of 2002 compared to the same periods in 2001, primarily due to sales increases in Australia offset by sales decreases in the Far East. In the Sprayer division, net sales were $3.5 million, or 9.0% higher for the third quarter of 2002 and $85.3 million, or 72.2%, higher for the first nine months of 2002 compared to the same periods in 2001. The increase in the first nine months of 2002 was a result of the timing of the Ag-Chem acquisition, which occurred in April 2001.

     Gross profit was $123.6 million (18.0% of net sales) for the third quarter of 2002 compared to $102.6 million (17.8% of net sales) for the same period in the prior year. Gross profit was $381.2 million (18.3% of net sales) for the first nine months of 2002 compared to $298.8 million (16.9% of net sales) for the same period in the prior year. Gross margins improved during the third quarter primarily due to the impact of cost reduction initiatives and increased production offset by the impact of lower margins on Challenger track tractor sales. The gross margin improvement for the first nine months was primarily due to the addition of high margin Ag-Chem sales, increased production and other cost reduction initiatives. In addition, we eliminated production inefficiencies incurred at the Hesston, Kansas plant of approximately $1.9 million and $7.9 million for the third quarter and first nine months, respectively, associated with the initial production of products relocated from closed facilities.

     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2002 were $70.1 million (10.2% of net sales) compared to $63.8 million (11.1% of net sales) for the same period in the prior year. For the first nine months of 2002, SG&A expenses were $230.9 million (11.1% of net sales)

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

compared to $183.7 million (10.4% of net sales) for the same period in the prior year. The increase in SG&A as a percentage of net sales for the first nine months of 2002 primarily relates to an increase in restricted stock compensation expense. Restricted stock compensation expense was $28.5 million in the first nine months of 2002 compared to $1.7 million in the prior year. Due to the rise in our common stock price in the first quarter of 2002, restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in our common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash bonus equal to 40% of the value of the stock also is paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants. Of the $28.5 million expense recorded in the first nine months, approximately $15.4 million was a non-cash expense. In the fourth quarter of 2002, we expect to record an additional $14.1 million of restricted stock compensation expense due to additional awards earned during the quarter and the amortization of prior awards earned under previous LTIP plans. Of the $14.1 million expense, approximately $7.7 million will be a non-cash expense. Excluding restricted stock compensation expenses, SG&A expenses were 9.7% of net sales for the first nine months of 2002 compared to 10.3% of net sales for the first nine months of 2001. Engineering expenses for the third quarter and the first nine months of 2002 were $15.4 million (2.2% of net sales) and $41.4 million (2.0% of net sales), respectively, compared to $12.3 million (2.1% of net sales) and $37.2 million (2.1% of net sales), respectively, for the same periods in the prior year.

     Restructuring and other infrequent expenses were $9.7 million and $33.3 million for the third quarter and first nine months ended September 30, 2002, respectively. The restructuring expenses in 2002 primarily related to the planned closure of our tractor manufacturing facility located in Coventry, England, announced in June 2002. See “Restructuring and Other Infrequent Expenses.” For the third quarter and first nine months ended September 30, 2001, we recorded $4.9 million and $10.5 million, respectively, for costs associated with the integration of Ag-Chem and manufacturing facility rationalization programs.

     Amortization of intangibles decreased to $0.3 million in the third quarter of 2002 from $4.9 million in the third quarter of 2001, and to $1.0 million in the first nine months of 2002 from $13.6 million in the first nine months of 2001. The decrease in 2002 was due to the discontinuation of the amortization of goodwill and other intangible assets upon adoption of SFAS No. 142 in 2002. See “Accounting Changes.”

     Income from operations was $28.1 million (4.1% of net sales) and $74.6 million (3.6% of net sales) for the third quarter and first nine months of 2002, respectively, compared to $16.7 million (2.9% of net sales) and $53.8 million (3.0% of net sales), respectively, for the same period in the prior year. Excluding restructuring expenses and restricted stock compensation, operating income was $38.5 million (5.6% of net sales) and $136.4 million (6.6% of net sales) for the third quarter and first nine months of 2002, respectively, compared to $22.0 million (3.8% of net sales) and $66.0 million (3.7% of net sales), respectively, compared to the same period in the prior year. The improvement in operating earnings was primarily the result of sales growth, gross margin expansion, and lower amortization of intangibles.

     Interest expense, net was $13.7 million and $42.2 million for the third quarter and first nine months of 2002, respectively, compared to $15.6 million and $45.0 million, respectively, for the same periods in 2001. The decrease in interest expense was due primarily to lower interest rates in 2002 compared to 2001. In addition, interest expense for the first nine months of 2001 included a $2.0 million fee for the successful waiver solicitation on our 8 1/2 % Senior Subordinated Notes.

     Other expense, net was $4.7 million and $13.9 million for the third quarter and first nine months of 2002, respectively, compared to $4.8 million and $22.5 million, respectively, for the same periods in 2001. During the third quarter of 2002, losses on sales of receivables primarily under our securitization facilities were $3.7 million compared to $4.9 million for the same period in 2001. The decrease is primarily due to lower interest rates in 2002 compared to 2001. For the first nine months of 2002, losses

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

on sales of receivables were $11.1 million compared to $18.6 million for the same period in 2001. The first nine months of 2001 included $4.0 million of costs associated with the initial funding of securitization facilities completed in Europe and Canada totaling $150.0 million.

     We recorded an income tax provision of $3.1 million and $6.3 million for the third quarter and first nine months of 2002, respectively, compared to an income tax benefit of $1.8 million and $5.6 million for the same periods in 2001. The effective tax rate was 34% for the first nine months of 2002 compared to 41% in the comparable prior year period.

     Equity in earnings of affiliates was $3.1 million and $9.5 million for the third quarter and first nine months of 2002, respectively, compared to $2.3 million and $8.3 million for the same periods in 2001. Equity in earnings in our retail finance joint ventures in the third quarter and first nine months of 2002 was higher than the same periods of the prior year.

     During the first nine months of 2001, we recorded a $0.8 million extraordinary loss, net of taxes, representing the write-off of the unamortized debt issuance costs associated with our revolving credit facility, which was refinanced in April 2001.

     During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.32 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle. See “Accounting Changes.”

AG-CHEM ACQUISITION COSTS

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

     During the first quarter of 2002, all costs in connection with the liabilities established had been incurred. Accordingly, we adjusted its purchase price allocation to reflect a reduction in these established liabilities of $0.4 million. In addition, we finalized our purchase price allocation resulting in a total goodwill adjustment of approximately $3.2 million. The adjustment primarily related to the reflection of final appraised values of property, plant and equipment acquired and the establishment of certain liabilities related to outstanding litigation and warranty obligation.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     During the second quarter of 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. In connection with the restructuring plan, we recorded approximately $30.2 million of restructuring and other infrequent expenses during the nine months ended September 30, 2002. The components of the restructuring expenses are summarized in the following table:

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	2002	Expenses	Balance at
	Expense	Incurred	September 30, 2002

Cash:
Employee severance	$8.4	$—	$8.4
Employee retention payments	8.9	—	8.9
Facility closure costs	1.7	—	1.7
Noncash:
Write-down of property, plant and equipment	11.2	11.2	—

	$30.2	$11.2	$19.0

     The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. No employees have been terminated as of September 30, 2002. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $19.0 million of restructuring costs accrued at September 30, 2002 are expected to be incurred during the remainder of 2002 and 2003. We also recorded approximately $0.9 million of inventory reserves reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the closure. We expect to generate cost savings associated with the Coventry closure of approximately $20 million to $25 million to be fully realized in 2004.

     Further, in connection with the Coventry closure, we have applied to the High Court in London, England, for clarification of a rule of within our U.K. pension plan which governs the circumstances in which full pensions are payable without reduction for early retirement. While we and our advisors are of the view that no such unreduced pensions are payable in the context of the closure, it is accepted that clarification from the High Court is advisable. In the event of an adverse ruling, the estimated impact on the pension plan would be an increase in plan liabilities of between $50 million and $60 million.

     In addition, we recorded restructuring and other infrequent expenses of $3.0 million for the nine months ended September 30, 2002 primarily related to severance, lease termination and other exit costs associated with the rationalization of European engineering and marketing personnel, certain German manufacturing facilities and our North American information systems function. The $2.2 million of severance costs recorded associated with these activities relate to the termination of approximately 90 employees in total. At September 30, 2002, approximately $1.4 million of the amount accrued had been incurred. The remaining balance of $1.6 million is expected to be incurred during the remainder of 2002 and 2003.

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

     The components of the restructuring and other infrequent expenses are summarized in the following table:

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Reserve			Reserve
	Balance at			Balance at
	December 31,	2002	Expenses	September 30,
	2001	Expense	Incurred	2002

Employee severance	$0.6	$0.2	$0.6	$0.2
Employee retention payments	0.2	(0.2)	—	—
Facility closure costs	0.1	—	0.1	—
Facility relocation and transition costs	—	0.1	0.1	—

	$0.9	$0.1	$0.8	$0.2

     All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. The employee retention payments related to incentives to be paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates and were accrued over the term of the retention period. In the first quarter of 2002, we reversed approximately $0.2 million of retention payments, which were not earned or required. The facility closure costs included employee relocation costs and other future exit costs to be incurred at our Willmar location after operations ceased. The facility relocation and transition costs are being expensed as incurred and represent costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. The $0.2 million of costs accrued at September 30, 2002 are expected to be incurred in 2002.

     In 2000, we permanently closed our combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, we permanently closed our Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing facilities or outsourced to third parties. We did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. We incurred approximately $0.5 million of expenses charged to accrued restructuring costs related to these closures during the nine months ended September 30, 2002. The remaining accrued restructuring costs of $0.5 million primarily relate to noncancelable lease termination costs and will be incurred through 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     Our primary financing and funding sources are the $250.0 million 8-1/2% Senior Subordinated Notes due 2006, the $250.0 million 9-1/2% Senior Notes due 2008, a $350.0 million revolving credit facility and approximately $419.0 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

     The $350.0 million multi-currency revolving credit facility with Rabobank matures October 2005. The facility is secured by a majority of our U.S., Canadian and U.K. based assets and a pledge of the stock of our domestic and material foreign subsidiaries. Interest accrues on borrowings outstanding under the facility, at our option, at either (1) LIBOR plus a margin based on a ratio of our senior debt to EBITDA, as adjusted, or (2) the administrative agent’s base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, we must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of September 30, 2002, we had borrowings of $172.1 million and availability to borrow $172.4 million under the revolving credit facility. On March 14, 2002 we amended our revolving credit facility agreement to allow the LTIP cash expense to be recorded evenly over four quarters for purposes of calculating EBITDA under certain financial covenants.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     The $250.0 million of 9-1/2% Senior Notes due 2008 (the “Senior Notes”) were issued in 2001. The Senior Notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that, among other things, limits our ability (and that of our restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases.

     The $250.0 million of 8-1/2% Senior Subordinated Notes due 2006 (the “Senior Subordinated Notes”) were issued in 1996 at 99.139% of their principal amount. The Senior Subordinated Notes are unsecured obligations and are redeemable at our option, in whole or in part, at any time at 102.125% of their principal amount, plus accrued interest, until March 15, 2003, after which they become redeemable at 100% of their principal amount, plus accrued interest. The Senior Subordinated Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

     Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly owned special purpose entity. As of September 30, 2002, funding under securitization facilities totaled $388.8 million, which has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to the unfunded balance of receivables sold which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables.

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $639.1 million of working capital at September 30, 2002, an increase of $99.4 million from working capital of $539.7 million at December 31, 2001. Accounts receivable and inventory combined were $175.5 million higher than at the end of December 2001 primarily due to working capital requirements related to our Challenger product line introduction, seasonal working capital requirements and currency translation.

     Cash flow used for operating activities was $74.8 million for the nine months ended September 30, 2002 compared to a source of $95.4 million for the same period during 2001. In 2001, operating cash flow benefited from the initial funding of our Canadian and European securitization facilities, which generated approximately $150.0 million of incremental cash flow from the sales of accounts receivable.

     Capital expenditures for the first nine months of 2002 were $32.3 million compared to $23.5 million for the same period in 2001. We anticipate that our capital expenditures for the full year of 2002 will range from approximately $45 million to $55 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders’ equity) was 46.4% at September 30, 2002 compared to 43.6% at December 31, 2001. The increase is primarily attributable to higher debt incurred to fund seasonal working capital requirements.

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

OUTLOOK

     Industry fundamentals have improved during 2002 with farm commodity prices increasing in reaction to an expected decline in the size of the North American commodity crop. Due to drought conditions in portions of North America, however, demand in North America is not expected to react favorably in 2002 to the improved fundamentals. As a result, worldwide demand for major farm equipment is expected to remain relatively unchanged in 2002 compared to 2001, with gains in Europe offsetting declines in North America. AGCO’s net sales are expected to grow approximately 13% to 14% in 2002 compared to 2001 primarily due to the impact of the Challenger product line introduction, a full year of Ag-Chem sales, and the strengthening of the Euro. Earnings before extraordinary losses and the cumulative effect of accounting changes in 2002 are expected to be above 2001 due to the impact of increased sales and improved gross margins partially offset by higher restructuring expenses and restricted stock compensation expense. Gross margins are expected to continue to improve as a result of cost reduction initiatives, new product offerings and a full year’s inclusion of Ag-Chem results with acquisition synergies. These benefits will be partially offset by the negative impact of the Challenger product line introduction in 2002 which is expected to be slightly negative to earnings. Restricted stock compensation expense is expected to be approximately $43 million, including awards earned in October 2002. Restructuring expenses are expected to be approximately $40 million to $45 million and primarily relate to the costs associated with the Coventry facility closure.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

ACCOUNTING CHANGES

     On January 1, 2002, we adopted SFAS No. 142. SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite-lived intangible assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite-lived intangible assets. This assessment involves determining an estimate of the fair value of our reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are evaluating the effect of this statement on our results of operations and financial position, but do not believe the impact will be material. The new standard will require us to reclassify the extraordinary loss recorded in 2001 to interest expense, net which will result in a reduction in income before extraordinary loss by $0.01 per share but have no impact on net income or stockholders’ equity.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 does not impact our current restructuring plans including the closure of the Coventry, England manufacturing facility. We will comply with this Statement for any future exit or disposal activities.

FORWARD LOOKING STATEMENTS

     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements include our expectations with respect to factors that affect industry conditions, net sales and income, restructuring and other infrequent expenses, restructuring savings projections, gross margin improvement, impairment charges, future capital expenditures, fulfillment of working capital needs, and plans with respect to acquisitions. Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that our statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect our results is included in our Form 10-K for the year ended December 31, 2001, and our other filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward-looking statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

     We have significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and we purchase a portion of our tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, which is primarily denominated in British pounds, Euros or U.S. dollars. Our most significant transactional foreign currency exposures are (i) the British pound in relation to the Euro and the U.S. dollar and (ii) the Euro and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

     For additional information, see our Form 10-K for the year ended December 31, 2001 (Item 7A). There has been no material change in this information.

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within ninety days before the filing of this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to AGCO Corporation would be made known to them by others within the company.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or in other factors that could significantly affect AGCO Corporation’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in AGCO Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

During the fiscal quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated August 5, 2002 which included the sworn statements of Robert J. Ratliff, the Registrant’s principal executive officer, and Andrew H. Beck, the Registrant’s principal financial officer as filed on August 5, 2002 with the Securities and Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934. In the Form 8-K, we reported information under Items 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant

Date: November 14, 2002	/s/ Andrew H. Beck

Andrew H. Beck Sr. Vice President and Chief Financial Officer (Principal Financial Officer)

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Ratliff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AGCO Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Robert J. Ratliff

Robert J. Ratliff Chairman, President and CEO

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Andrew H. Beck, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AGCO Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Andrew H. Beck

Andrew H. Beck Senior Vice President and Chief Financial Officer