Form 10-K
period 2002-12-31
AGCO CORP /DE
filed 2003-03-17
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2002

of

AGCO CORPORATION

A Delaware Corporation

IRS Employer Identification No. 58-1960019
SEC File Number 1-12930

4205 River Green Parkway

Duluth, GA 30096
(770) 813-9200

      AGCO Corporation’s Common Stock is registered pursuant to Section 12(b) of the Act. AGCO Corporation (1) has filed all reports required to be file by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement, portions of which are incorporated by reference in Part III of this Form 10-K.

      The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2002 was $1.4 billion. As of June 30, 2002, 74,550,221 shares of AGCO Corporation’s Common Stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates. AGCO Corporation is an accelerated filer (as defined in Rule 12b-2 of the Act).

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of AGCO Corporation’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission Of Matters to a Vote of Security Holders
PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
AGCO CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share data)
AGCO CORPORATION CONSOLIDATED BALANCE SHEETS (in millions, except share amounts)
AGCO CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share amounts)
AGCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Operations and Summary of Significant Accounting Policies
2. Acquisitions
3. Restructuring and Other Infrequent Expenses
4. Accounts Receivable Securitization
5. Investments in Affiliates
6. Income Taxes
7. Long-Term Debt
8. Employee Benefit Plans
9. Common Stock
10. Stock Incentive Plans
11. Derivative Instruments and Hedging Activities
12. Commitments and Contingencies
13. Related Party Transactions
14. Segment Reporting
15. Subsequent Event (Unaudited)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002
Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002
ANNUAL REPORT ON FORM 10-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
EX-10.17 SECOND AMENDMENT TO CREDIT AGREEMENT
EX-10.22 EMPLOYMENT AND SEVERANCE AGREEMENT
EX-21.0 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF KPMG LLP
EX-23.2 NOTICE REGARDING ABSENCE OF CONSENT
EX-24 POWER OF ATTORNEY

PART I

Item 1.     Business

      AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

      We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements. Our products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO®, AgcoAllis®, AgcoStar®, Ag-Chem®, Challenger®, Farmhand®, Fendt®, Fieldstar®, Gleaner®, Glencoe®, Hesston®, Lor * Al®, Massey Ferguson®, New Idea®, RoGator®, Soilteq™, Spra-Coupe®, Sunflower®, Terra-Gator®, Tye®, White® and Willmar®. We distribute most of our products through a combination of approximately 8,450 independent dealers and distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” which we refer to in this document as “Rabobank.”

      We were organized in June 1990 by an investment group formed by management to acquire the successor to the agricultural equipment business of Allis-Chalmers, a company which began manufacturing and distributing agricultural equipment in the early 1900s. Since our formation in June 1990, we have grown substantially through a series of 20 acquisitions. These acquisitions have allowed us to broaden our product lines, expand our dealer network and establish strong market positions in several new markets throughout North America, South America, Western Europe and the rest of the world. We have achieved significant cost savings and efficiencies from our acquisitions by eliminating duplicative administrative, sales and marketing functions, rationalizing our dealer network, increasing manufacturing capacity utilization and engineering common product platforms for certain products. In addition, we are focusing our efforts on long-term growth and profit improvement initiatives including developing new and innovative products, expanding and strengthening our distribution network, reducing product costs, maintaining a flexible production strategy, and utilizing efficient asset management.

Sunflower Acquisition

      On November 7, 2002, we completed our acquisition of Sunflower Manufacturing Co., Inc., a former product line of SPX Corporation. Sunflower is a leading producer of tillage, seeding and specialty harvesting equipment, serving the North American market and is located in Beloit, Kansas. The purchase price was approximately $48.0 million and was funded through borrowings under our revolving credit facility.

Challenger Acquisition

      On March 5, 2002, we acquired the design, assembly and marketing of the new MT Series of Caterpillar Inc.’s Challenger track tractor line. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we are providing a full line of Challenger branded products to the Caterpillar dealers that will broaden their equipment offerings and enhance their competitive position. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.3 million based on the closing price of our common stock on the acquisition date. During July 2002, we received approximately $0.9 million from Caterpillar pursuant to the terms of the purchase agreement.

Transaction History

      The following is a description of the major acquisitions that we have completed since our formation:

      Hesston Acquisition. In March 1991, we acquired Hesston Corporation, a leading manufacturer and distributor of hay tools, forage equipment and related replacement parts. The assets we acquired also included Hesston’s 50% interest in a joint venture, Hay and Forage Industries, or HFI, between Hesston and CNH Global N.V., which manufactured hay and forage equipment for both parties.

      White Tractor Acquisition. In May 1991, we acquired the White Tractor Division of Allied Products Corporation. In 2001, the White tractor brand was merged with the AgcoAllis brand to create the new AGCO brand of tractors distributed in North America.

      Massey Ferguson North American Acquisition. In January 1993, we entered into an agreement with Varity Corporation to be the exclusive distributor in the United States and Canada of the Massey Ferguson line of farm equipment. Concurrently, we acquired the North American distribution operation of Massey Ferguson Group Limited from Varity.

      White-New Idea Acquisition. In December 1993, we acquired the White-New Idea Farm Equipment Division of Allied Products Corporation. The White-New Idea brand consists of a line of planters, spreaders and hay equipment.

      Agricredit-North America Acquisition. We acquired Agricredit Acceptance Company, a retail finance company, from Varity in two separate transactions. We acquired an initial 50% joint venture interest in Agricredit in January 1993 and acquired the remaining 50% interest in February 1994.

      Massey Ferguson Acquisition. In June 1994, we acquired Massey Ferguson from Varity, including Massey Ferguson’s manufacturing operations and distribution network of independent dealers and distributors and associate and licensee companies outside the United States and Canada. At the time of our acquisition, Massey was one of the largest manufacturers and distributors of tractors in the world.

      AgEquipment Acquisition. In March 1995, we acquired AgEquipment Group, a manufacturer and distributor of farm implements and tillage equipment distributed under the Tye, Farmhand and Glencoe brand names.

      Maxion Acquisition. In June 1996, we acquired the agricultural and industrial equipment business of Iochpe-Maxion S.A. Iochpe-Maxion’s agricultural equipment business manufactured and distributed tractors and combines under the Massey Ferguson brand name in Brazil.

      Western Combine Acquisition. In July 1996, we acquired certain assets of Western Combine Corporation and Portage Manufacturing, Inc., our suppliers of Massey Ferguson combines and other harvesting equipment sold in North America.

      Agricredit-North America Joint Venture. In November 1996, we sold a 51% interest in Agricredit to a wholly-owned subsidiary of Rabobank. We retained a 49% interest in Agricredit and now operate Agricredit with Rabobank as a joint venture. We have similar joint venture arrangements with Rabobank with respect to our retail finance companies located in the United Kingdom, Ireland, France, Germany, Spain and Brazil. In July 2000, the Agricredit joint venture in North America was renamed AGCO Finance LLC.

      Deutz Argentina Acquisition. In December 1996, we acquired the operations of Deutz Argentina S.A. Deutz Argentina was a manufacturer and distributor of agricultural equipment, engines and light duty trucks in Argentina and other markets in South America. In February 1999, we sold our manufacturing operations in Haedo, Argentina, which allowed us to consolidate the assembly of tractors into an existing facility in Brazil. In December 1997, we sold 50% of Deutz Argentina’s engine production and distribution business to Deutz AG, a global supplier of diesel engines in Cologne, Germany. We retained a 50% interest in the engine business and now operate it with Deutz AG as a joint venture.

      Fendt Acquisition. In January 1997, we acquired the operations of Xaver Fendt GmbH & Co. KG (“Fendt”). Fendt is a manufacturer and distributor of tractors sold through a network of independent agricultural cooperatives, dealers and distributors in Germany and throughout Europe and Australia. Subsequent to the acquisition, we expanded the Fendt distribution to include North America.

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

      HFI Acquisition. In May 2000, we acquired from CNH-Global N.V. its 50% share in HFI. The acquisition terminated the joint venture agreement with CNH, thereby providing us with sole ownership of the facility located in Hesston, Kansas. HFI develops and manufactures hay and forage equipment and implements that we sell under various brand names. In 1999 and 2000, we announced our plan to close our Coldwater, Ohio; Lockney, Texas; and Independence, Missouri manufacturing facilities and move the majority of production from these facilities to HFI.

      Ag-Chem Acquisition. In April 2001, we acquired Ag-Chem Equipment Co., Inc., a leading manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications.

Products

     Tractors

      Our compact tractors (under 40 horsepower) are sold under the AGCO, Challenger and Massey Ferguson brand names and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40-100 horsepower) including both two-wheel and all-wheel drive versions. We sell utility tractors under the AGCO, Challenger, Massey Ferguson, AgcoAllis and Fendt brand names. The utility tractors are typically used on small-and medium-sized farms and in specialty agricultural industries, such as orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment ranging primarily from 100 to 500 horsepower. High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the AGCO, Challenger, Massey Ferguson and Fendt brand names. In 2002, we introduced the Challenger track-type tractors as a result of the Challenger acquisition. In 2001, we announced the introduction of the AGCO brand tractor for the North American market, replacing both the AgcoAllis and White brand tractors and merging their respective dealer networks. Tractors accounted for approximately 58% of our net sales in 2002, 57% in 2001 and 63% in 2000.

     Combines

      We sell combines under the Gleaner, Massey Ferguson, Fendt and AgcoAllis brand names. Depending on the market, Gleaner and Massey Ferguson combines are sold with conventional or rotary technology, while the Fendt and AgcoAllis combines utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 7% of our net sales in 2002, 8% in 2001 and 6% in 2000.

     Sprayers

      We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops (pre-emergence) and after crops emerge from the ground (post-emergence) under the RoGator, Terra-Gator, Spra-Coupe, Lor* Al and Willmar brand names. Other related equipment manufactured includes vehicles used for waste application, specifically designed for subsurface liquid injection and surface spreading of biosolids, i.e., sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Sprayers accounted for approximately 8% of our net sales in 2002, 6% in 2001 and 1% in 2000.

     Hay Tools and Forage Equipment, Implements and Other Products

      We sell hay tools and forage equipment primarily under the Hesston brand name and, to a lesser extent, the New Idea, Massey Ferguson and White brand names. Hay and forage equipment includes both round and rectangular balers, self-propelled windrowers, forage harvesters, disc mowers and mower conditioners, and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy and horse industries.

      We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes loaders, which are used for a variety of tasks including lifting and transporting hay crops. We sell implements, planters and other products under the Hesston, New Idea, Massey Ferguson, White, Sunflower, Tye, Farmhand, Glencoe, and Fendt brand names. Hay tools and forage equipment, implements and other products accounted for approximately 10% of our net sales in 2002 and 2001 and 11% in 2000.

      Through our Fieldstar brand precision farming system, we offer software and hardware products that provide farmers with the capability to enhance productivity by utilizing global positioning system (GPS) technology, yield mapping, variable rate planting and application and site specific agriculture. Many of our tractors, combines, planters, sprayers, tillage and other application equipment are equipped to employ the Fieldstar system technology at the customer’s option. In addition, our Soilteq operation designs and merchandises site-specific farming systems to enhance crop yield and productivity.

     Replacement Parts

      In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts for products sold under all of our brand names, many of which are proprietary. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 17% of our net sales in 2002 and 19% in 2001 and 2000.

Marketing and Distribution

      We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales to the equipment’s end user in addition to after-sales service and support of the equipment. Our distributors may sell our products through a network of dealers supported by the distributor. Through our acquisitions and dealer development activities, we have broadened our product line, expanded our dealer network and strengthened our geographic presence in Western Europe, North America, South America and the rest of the world. Our sales are not dependent on any specific dealer, distributor or group of dealers.

     Western Europe

      We market fully assembled tractors and other equipment in all Western European markets directly through a network of approximately 2,100 independent Massey Ferguson, Fendt and Challenger dealer outlets and agricultural cooperatives. In addition, we sell through independent distributors and associates in certain markets, which distribute through approximately 740 Massey Ferguson and Fendt dealer outlets. In most cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for approximately 44% of our net sales in 2002, 45% in 2001 and 49% in 2000.

     North America

      We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of dealers supporting approximately 5,900 dealer contracts. Each of our approximately 2,850 independent dealers represents one or more of our brand names. Dealers may also handle competitive and dissimilar lines of products. We intend to maintain the separate strengths and identities of our brand names and product lines. Certain of our sprayer brands acquired in the Ag-Chem acquisition are sold directly to the end customer, often a fertilizer and chemical supplier. We also provide all after-sales service and support for these sprayer products. Sales in North America accounted for approximately 36% of our net sales in 2002, 35% in 2001 and 29% in 2000.

     South America

      We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 250 independent dealers, primarily supporting the Massey Ferguson and AgcoAllis brand names. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 9% of our net sales in 2002, and 10% in 2001 and 2000.

     Rest of the World

      Outside Western Europe, North America and South America, we operate primarily through a network of approximately 2,500 independent Massey Ferguson, Fendt and Challenger distributors and dealer outlets, as well as associates and licensees, marketing our products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. In some cases, we also sell agricultural equipment directly to governmental agencies. Sales outside Western Europe, North America and South America accounted for approximately 11% of our net sales in 2002, 10% in 2001 and 12% in 2000.

      In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for our products and a source of low cost production for certain Massey Ferguson products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson equipment in its home country, but may not sell these products in other countries. We generally license to these associates certain technology, as well as the right to use Massey Ferguson’s trade names. We sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally are providing technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson brand name in the licensed territory and may also become a source of low cost production for us.

     Parts Distribution

      In Western Europe, our parts operation is supported by master distribution facilities in Desford, England and Ennery, France and regional parts facilities in Spain, Denmark and Italy. We support our sales of replacement parts in North America through our master parts warehouse in Batavia, Illinois and regional warehouses throughout North America. In the Asia/ Pacific region, we support our parts operation through a master distribution facility in Melbourne, Australia. In South America, replacement parts are maintained and distributed primarily from our facilities in Brazil and Argentina.

     Dealer Support and Supervision

      We believe that one of the most important criteria affecting a farmer’s decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. We provide significant support to our dealers in order to improve the quality of our dealer network. We monitor each dealer’s performance and profitability, as well as establish programs that focus on continual dealer improvement. In North America, we also identify open markets with the greatest potential for each brand and select an existing dealer, or a new dealer, who would best represent the brand in that territory. We protect each existing dealer’s territory and will not place the same brand with another dealer within that protected area. Internationally, we also focus on the development of our dealers. We analyze, on an ongoing basis, the regions of each country where market share is not acceptable. Based on this analysis, we may add a dealer in a particular territory, or a non-performing dealer may be replaced or refocused on performance standards.

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

      In addition, we have agreed to provide our dealers with competitive products, terms and pricing. Dealers also are given volume sales incentives, demonstration programs and other advertising to assist sales. Our competitive sales programs, including retail financing incentives, and our policy for maintaining parts and service availability with extensive product warranties are designed to enhance our dealers’ competitive position. In general, dealer contracts are cancelable by either party within certain notice periods.

Wholesale Financing

      Primarily in the U.S. and Canada, we engage in the standard industry practice of providing dealers with inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales. In the U.S. and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from 1 to 12 months, depending on the product. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in all new and used equipment we finance.

      Typically, the sales terms outside the U.S. and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

      For sales outside of the United States and Canada, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to dealers or distributors in the United States and Canada, where approximately 28% of our net sales were generated in 2002, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from 1 to 12 months with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2002, 19.7%, 5.8%, 1.5% and 1.0% of our net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than above because the equipment receivable to dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

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

Manufacturing and Suppliers

     Manufacturing and Assembly

      We have consolidated the manufacturing of our products in locations where capacity, technology or local costs are optimized. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future.

     Western Europe

      During the second quarter of 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. Upon completion of this relocation program, our tractor manufacturing operations in Western Europe will be located in Beauvais, France and Marktoberdorf, Germany. In addition, we maintain a combine manufacturing facility in Randers, Denmark. The Coventry, England facility will continue to manufacture transaxles for assembly into Beauvais-produced tractors until the end of June 2003 and tractor kits for final assembly by licensees and associates through March 2003. The Beauvais facility produces 65 to 225 horsepower tractors marketed under the Massey Ferguson, Challenger and AGCO brand names. The Marktoberdorf facility produces 50 to 260 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson and Fendt brand names. We also assemble forklifts in our Kempten, Germany facility for sale to third parties and assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

     North America

      In 1999 and 2000, we closed our hay and forage equipment, planter, loader, implement and tractor manufacturing facility in Coldwater, Ohio, our planter and implement manufacturing facility in Lockney, Texas, and our combine manufacturing facility in Independence, Missouri. The majority of the production in these facilities has been relocated to our facility in Hesston, Kansas with the exception of tractor production, which was moved to Beauvais, France, and loaders and certain implements production, which was outsourced. We completed the relocation in the first quarter of 2001.

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

      Accordingly, our current manufacturing operations in North America are located in Beloit, Kansas; DeKalb, Illinois; Hesston, Kansas; Jackson, Minnesota; and Queretaro, Mexico. The Beloit facility produces tillage, seeding and specialty harvesting equipment under the Sunflower brand name. In the DeKalb facility, we produce high horsepower track tractors for the Challenger brand. The Hesston facility produces hay and forage equipment marketed under the Hesston, New Idea, Challenger and Massey Ferguson brand names, conventional and rotary combines under the Gleaner, Massey Ferguson and Challenger brand names and planters under the White brand name. In Jackson, we produce self-propelled sprayers marketed under the Lor * Al, RoGator, Spra-Coupe, Terra-Gator and Willmar brand names, wheeled loaders marketed under the Willmar and Massey Ferguson brand names, and dry fertilizer spreaders marketed under the Willmar brand name. In Queretaro, we assemble tractors for distribution in the Mexican market. In March of 2003, we announced our plan to close the DeKalb, Illinois Challenger tractor facility and relocate production to either our Hesston, Kansas or Jackson, Minnesota facility.

     South America

      Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 200 horsepower and industrial loader-backhoes. The tractors are sold under the Massey Ferguson and AgcoAllis brand names. We also manufacture conventional combines marketed under the Massey Ferguson and AgcoAllis brand names in Santa Rosa, Rio Grande do Sul, Brazil.

     Third-Party Suppliers

      We believe that managing the level of our Company and dealer inventory is critical to maintaining favorable pricing for our products. Unlike many of our competitors, we externally source many of our products, components and replacement parts. Our production strategy minimizes our research and development and capital investment requirements and allows us greater flexibility to respond to changes in market conditions.

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

      We believe several key factors influence a buyer’s choice of farm equipment, including the strength and quality of a company’s dealers, the quality and pricing of products, dealer or brand loyalty, product availability, the terms of financing and customer service. We believe that we have improved, and we continually seek to improve, in each of these areas. Our primary focus is increasing farmers’ loyalty to our dealers and overall dealer organizational quality in order to distinguish us in the marketplace. See “Marketing and Distribution.”

Engineering and Research

      We make significant expenditures for engineering and applied research to improve the quality and performance of our products and to develop new products. Our expenditures on engineering and research were approximately $57.2 million (2.0% of net sales) in 2002, $49.6 million (2.0% of net sales) in 2001 and $45.6 million (2.0% of net sales) in 2000.

Intellectual Property

      We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our rights to use our trade and brand names important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. AGCO, AgcoAllis, AgcoStar, Ag-Chem, Challenger, Farmhand, Fendt, Fieldstar, Gleaner, Glencoe, Hesston, Lor * Al, Massey Ferguson, New Idea, RoGator, Spra-Coupe, Sunflower, Terra-Gator, Tye, and Willmar are our registered trademarks.

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

Employees

      As of December 31, 2002, we employed 11,555 employees, including approximately 4,050 employees in the U.S. and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with expiration dates ranging from 2003 to 2007. We currently do not expect any significant difficulties in renewing these agreements.

Available Information

      Our Internet address is http://www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” under the Investor Information section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	amendments to the foregoing reports.

      The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission.

Executive Officers of the Registrant

      The table sets forth information as of February 28, 2003 with respect to each person who is an executive of the Company.

Name	Age	Positions

Robert J. Ratliff	71	Chairman, President and Chief Executive Officer
Donald R. Millard	55	Executive Vice President and Chief Operating Officer
Garry L. Ball	55	Senior Vice President – Engineering
Andrew H. Beck	39	Senior Vice President – Chief Financial Officer
Norman L. Boyd	59	Senior Vice President – Human Resources
Stephen D. Lupton	58	Senior Vice President – Corporate Development and General Counsel
James M. Seaver	57	Senior Vice President – Sales and Marketing
Dexter E. Schaible	53	Senior Vice President – Product Development
Brian C. Truex	43	Senior Vice President – Manufacturing Technologies and Quality

      Robert J. Ratliff is currently the President and Chief Executive Officer of the Company, positions he undertook following the death of Mr. Shumejda in January 2002. In addition, Mr. Ratliff has served as the Executive Chairman of the Board of Directors since January 1999 and Chairman of the Board of Directors since August 1993, and a Director since June 1990. Mr. Ratliff previously served as Chief Executive Officer of the Company from January 1996 until November 1996 and from August 1997 to February 1999 and President and Chief Executive Officer from June 1990 to January 1996. Mr. Ratliff is also a director of the National Association of Manufacturers and the Association of Equipment Manufacturers. Mr. Ratliff is a member of the Board of Councilors of the Carter Center.

      Donald R. Millard has been Executive Vice President and Chief Operating Officer since June 2002. Previously, Mr. Millard was Senior Vice President and Chief Financial Officer from October 2000 to June 2002. Mr. Millard was previously President, Chief Executive Officer and a director of Matria Healthcare, Inc. from October 1997 until October 2000. From October 1997 to October 1999, Mr. Millard served as Chief Financial Officer of Matria Healthcare. Mr. Millard also served as Senior Vice President – Finance, Chief Financial Officer and Treasurer of Matria Healthcare from March 1996 until October 1997. Mr. Millard is a director of Coast Dental Services, Inc. and American HomePatient, Inc.

      Garry L. Ball has been Senior Vice President – Engineering since June 2002. Mr. Ball was Senior Vice President – Engineering and Product Development from June 2001 to June 2002. From 2000 to 2001, Mr. Ball was Vice President of Engineering at CapacityWeb.com. From 1999 to 2000, Mr. Ball was employed as Vice President of Construction Equipment New Product Development at CNH Global N.V. Prior to that assignment, he held several key positions including Vice President of Engineering Agricultural Tractor for New Holland N.V., Europe, and Chief Engineer for Tractors at Ford New Holland.

      Andrew H. Beck has been Senior Vice President – Chief Financial Officer since June 2002. Mr. Beck was Vice President, Chief Accounting Officer from January 2002 to June 2002, Vice President and Controller from April 2000 to January 2002, Corporate Controller from January 1996 to April 2000, Assistant Treasurer from March 1995 to January 1996 and Controller, International Operations from June 1994 to March 1995.

      Norman L. Boyd has been Senior Vice President – Human Resources since June 2002. Mr. Boyd was Senior Vice President – Corporate Development for the Company from October 1998 to June 2002, Vice President of Europe/ Africa/ Middle East Distribution from February 1997 to September 1998, Vice President of Marketing, Americas from February 1995 to February 1997 and Manager of Dealer Operations from January 1993 to February 1995.

      Stephen D. Lupton has been Senior Vice President – Corporate Development and General Counsel since June 2002. Mr. Lupton was Senior Vice President, General Counsel for the Company from June 1999 to June 2002, Vice President of Legal Services, International from October 1995 to May 1999, and Director of Legal Services, International from June 1994 to October 1995. Mr. Lupton was Director of Legal Services of Massey Ferguson from February 1990 to June 1994.

      James M. Seaver has been Senior Vice President – Sales and Marketing since January 2002. Mr. Seaver was previously Chief Executive Officer, AGCO Finance LLC from June 1999 to January 2002. Mr. Seaver was Senior Vice President, Worldwide Sales from September 1998 to May 1999; Executive Vice President, Sales and Marketing Worldwide from February 1997 to September 1998; President, Corporate Sales and Marketing from August 1996 to February 1997; Executive Vice President, Sales and Marketing from January 1996 to August 1996; Senior Vice President, Sales and Marketing, Americas from February 1995 to January 1996; and Vice President, Sales, Americas from May 1993 to February 1995.

      Dexter E. Schaible has been Senior Vice President – Product Development since June 2002. Previously, Mr. Schaible was Vice President of European Harvesting from July 2001 to June 2002, Senior Vice President of Worldwide Engineering and Development from October 1998 to July 2001, Vice President of Worldwide Product Development from February 1997 to October 1998, Vice President of Product Development from October 1995 to February 1997 and Director of Product Development from September 1993 to October 1995.

      Brian C. Truex has been Senior Vice President – Manufacturing Technologies and Quality since June 2001. Mr. Truex previously was with The Stanley Works, where he served as Director of Operations, Stanley Mechanics Tools, from 2000 to 2001. From 1994 – 2000, he was employed by Halliburton Company, where he served in various manufacturing positions including Director, Manufacturing Excellence Group.

Financial Information on Geographical Areas

      For financial information on geographic areas, see pages 77 through 79 of this Form 10-K under the caption “Segment Reporting” which information is incorporated herein by reference.

Item 2.     Properties

      Our principal properties as of February 28, 2003 were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

North America:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		265,850
DeKalb, Illinois (A)	Manufacturing		315,900
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,276,500
Jackson, Minnesota	Manufacturing		511,270
Kansas City, Missouri	Warehouse	425,000
Lockney, Texas (B)	Manufacturing	190,000
Queretaro, Mexico	Manufacturing		13,500
Willmar, Minnesota (C)	Manufacturing		158,180
International:
Coventry, United Kingdom (D)	Regional Headquarters/ Manufacturing		4,135,150
Beauvais, France (E)	Manufacturing		2,720,000
Marktoberdorf, Germany	Manufacturing		2,668,000
Baumenheim, Germany	Manufacturing		1,249,000
Grubbenvorst, Holland	Manufacturing	37,700
Kempten, Germany	Manufacturing		107,400
Randers, Denmark	Manufacturing		683,000
Noetinger, Argentina (B)	Warehouse		152,820
Haedo, Argentina	Parts Distribution/ Sales Office	78,170
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/ Manufacturing		452,400
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		297,100
Ennery, France	Parts Distribution		861,000
Sunshine, Victoria, Australia	Regional Headquarters		37,200
Tottenham, Victoria, Australia	Parts Distribution		180,000
Stoneleigh, United Kingdom	Training Facility/ Office	40,778

(A)	On March 3, 2003, we announced our plan to close the DeKalb, Illinois Challenger tractor facility and relocate production to either our Hesston, Kansas or Jackson, Minnesota facility. We plan to market the DeKalb facility for sale upon completion of the relocation plan.

(B)	We closed our production facilities in Lockney, Texas and Noetinger, Argentina in 2000. The Noetinger facility is currently being marketed for sale.

(C)	In connection with the Ag-Chem acquisition, we closed our production facilities in Willmar, Minnesota and the acquired Benson, Minnesota manufacturing facility. The Benson location is being marketed for sale. Certain facilities of the Willmar location were sold during 2002. The remaining facilities are being marketed for sale.

(D)	In June 2002, we announced the planned closure of our manufacturing facility in Coventry, England. We anticipate all production to cease at the facility by June 2003. The Coventry location is being marketed for sale.

(E)	Includes the GIMA Joint Venture, in which we own a 50% interest.

      We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.  Legal Proceedings

      During the second quarter of 2002, we announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England. The terms of the plan include the termination of approximately 1,100 employees, following completion of production in the Coventry facility.

      In October 2002, we applied to the High Court in London, England, for clarification of a rule in its U.K. pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to normal retirement age of 65. On December 20, 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted us approval to appeal the judgment in the Court of Appeal. We and our advisors maintain the view that reduced pension payments should be payable and, as a result, have appealed the judgment to the Court of Appeal. Under the appeal process in England, a panel of judges who had no involvement with the High Court proceedings will hear the appeal and determine the outcome on its merits. A majority ruling of the Court of Appeal judges is required to overturn the original High Court decision.

      Based upon advice of our legal advisors, we have reassessed the merits of our case in consideration of the High Court ruling and maintain the opinion that the likelihood of an unfavorable resolution to this matter is reasonably possible, but do not consider it to be probable. Consequently, we have not recorded a loss as of December 31, 2002 related to this matter. In the event that our position is not ultimately upheld, the closure of our Coventry facility and past early retirement programs would entitle certain terminated employees to receive unreduced pension payments. The estimated impact to our pension plan would be an increase in our pension plan liabilities in the range of approximately $55 million to $60 million and a related charge to our Consolidated Statements of Operations. We presently estimate that additional funding to the pension plan related to this increased liability would be approximately $6.5 million per annum for the next 10 years. The timing of our obligation to fund cash into the pension plan with respect to this increased liability would depend on many factors including the overall funded status of the plan and the investment returns of the plan’s assets.

      We are also a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition, excluding a potential adverse outcome with respect to the pension case discussed above.

Item 4.     Submission Of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.      Market For Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AG. As of the close of business on February 28, 2003, the closing stock price was $16.24, and there were 709 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two fiscal years, as reported on the NYSE.

			Dividends
(in dollars)	High	Low	Declared

2002
First Quarter	$22.82	$14.92	$—
Second Quarter	23.03	19.14	—
Third Quarter	23.20	15.38	—
Fourth Quarter	26.15	21.67	—

			Dividends
(in dollars)	High	Low	Declared

2001
First Quarter	$12.13	$9.48	$.01
Second Quarter	9.50	8.00	—
Third Quarter	12.30	8.55	—
Fourth Quarter	16.85	8.61	—

      We historically had paid a regular dividend of $0.01 per share per quarter. However, under the indenture governing our 8 1/2% Senior Subordinated Notes due 2006, we currently are unable to pay any cash dividends. There can be no assurance that we will pay dividends in the future.

Item 6.     Selected Financial Data

      The following tables present our selected consolidated financial data. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and the related notes. Our operating data and selected balance sheet data as of and for the fiscal year ended December 31, 2002 were derived from the 2002 consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2002 and for the year ended December 31, 2002, and the report thereon, which refers to a change in the method of accounting for goodwill and other intangible assets, are included in Item 8 in this Form 10-K. Our operating data for fiscal years ended December 31, 2001, 2000, 1999, and 1998 and the selected balance sheet data for the years then ended, are derived from our audited Consolidated Financial Statements, which were audited by Arthur Andersen LLP, independent public accountants. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in millions, except per share data)
Operating Data:
Net sales	$2,922.7	$2,541.5	$2,336.1	$2,436.4	$2,970.8
Gross profit	531.8	434.8	376.6	357.7	539.3
Income from operations	104.0	96.7	65.8	40.6	155.7
Net (loss) income	$(84.4)	$22.6	$3.5	$(11.5)	$60.6
Net (loss) income per common share – diluted	$(1.14)	$0.33	$0.06	$(0.20)	$0.99
Weighted average shares outstanding – diluted	74.2	68.5	59.7	58.7	61.2
Dividends declared per common share	$—	$0.01	$0.04	$0.04	$0.04

	As of December 31,

	2002	2001	2000	1999	1998

	(in millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$34.3	$28.9	$13.3	$19.6	$15.9
Working capital	627.2	539.7	603.9	764.0	1,029.9
Total assets	2,349.0	2,173.3	2,104.2	2,273.2	2,750.4
Total long-term debt, excluding current portion	636.9	617.7	570.2	691.7	924.2
Stockholders’ equity	717.6	799.4	789.9	829.1	982.1

Other Data:
Number of employees	11,555	11,325	9,785	9,287	10,572

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. Our products are marketed under the following brand names: AGCO®, AgcoAllis®, AgcoStar®, Ag-Chem®, Challenger®, Farmhand®, Fendt®, Fieldstar®, Gleaner®, Glencoe®, Hesston®, Lor*Al ®, Massey Ferguson®, New Idea®, RoGator®, Soilteq™, Spra-Coupe®, Sunflower®, Terra-Gator®, Tye®, White® and Willmar®. We distribute most of our products through a combination of approximately 8,450 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Spain, Ireland and Brazil through our finance joint ventures with Rabobank.

Results of Operations

      We sell our equipment and replacement parts to our independent dealers, distributors and other customers. A large majority of our sales are to independent dealers and distributors that sell our products to the end user. To the extent practicable, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize our investment in inventory. However, retail sales by dealers to farmers are highly seasonal and are linked to the planting and harvesting seasons. In certain markets, particularly in North America, there is often a time lag, which varies based on the timing and level of retail demand, between our sale of the equipment to the dealer and the dealer’s sale to a retail customer. During this time lag between the wholesale and retail sale, dealers may not return equipment to us unless the dealer’s contract is terminated or we agree to accept returned products. In most cases, commissions payable under our salesman incentive programs are paid at the time of the retail sale, as opposed to when the products are sold to dealers.

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.8	82.9	83.9

Gross profit	18.2	17.1	16.1
Selling, general and administrative expenses	9.6	9.8	9.6
Engineering expenses	2.0	2.0	2.0
Restricted stock compensation expense	1.5	0.3	0.2
Restructuring and other infrequent expenses	1.5	0.5	0.9
Amortization of intangibles	—	0.7	0.6

Income from operations	3.6	3.8	2.8
Interest expense, net	2.0	2.3	2.0
Other expense, net	0.7	0.9	1.4

Income (loss) before income taxes, equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	0.9	0.6	(0.6)
Income tax provision (benefit)	3.4	0.1	(0.3)

(Loss) income before equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(2.5)	0.5	(0.3)
Equity in net earnings of affiliates	0.5	0.4	0.4

(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	(2.0)	0.9	0.1
Extraordinary loss, net of taxes	—	—	—
Cumulative effect of a change in accounting principle, net of taxes	(0.9)	—	—

Net (loss) income	(2.9)%	0.9%	0.1%

     2002 Compared to 2001

      Net loss for 2002 was $84.4 million, or $1.14 per diluted share, compared to net income of $22.6 million, or $0.33 per diluted share, for 2001. Our results for 2002 included the following items:

•	restructuring and other infrequent expenses (“restructuring expenses”) of $42.7 million, or $0.38 per share, primarily related to the closure of our Coventry, England manufacturing facility as well as the rationalization of various other manufacturing facilities;

•	restricted stock compensation expense of $44.1 million, or $0.39 per share, primarily related to awards earned in the first and fourth quarters under our Long-Term Incentive Plan (“LTIP”);

•	non-cash adjustment of $91.0 million, or $1.23 per share, to increase the valuation allowance against our U.S. deferred tax assets; and a

•	non-cash write-down of goodwill of $24.1 million, net of $3.6 million of taxes, or $0.33 per share, related to the adoption of Statement of Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” reflected as a cumulative effect of a change in accounting principle during the first quarter of 2002.

      Our results for 2001 included the following items:

•	restructuring charges of $13.0 million, or $0.12 per share, associated with the integration of Ag-Chem acquired in April 2001 and the closure of certain manufacturing facilities announced in 2000 and 1999;

•	restricted stock compensation expense of $7.1 million, or $0.06 per share, primarily related to awards earned in the fourth quarter under our LTIP; and an

•	extraordinary loss, net of taxes, of $0.8 million, or $0.01 per share, for the write-off of unamortized debt issuance costs associated with our revolving credit facility, which was refinanced in April 2001.

      Operating income, including restructuring expenses and restricted stock compensation, was $104.0 million in 2002 compared to $96.7 million in 2001. Our earnings improvement in 2002 was primarily the result of the addition of Ag-Chem (acquired in April 2001) in the first quarter 2002 results, higher sales in the majority of markets and gross margin improvement from cost reduction initiatives and acquisition synergies. Gross margins improved from 17.1% in 2001 to 18.2% in 2002. Our results were negatively impacted by start-up losses relating to the Challenger product line introduction, as well as higher restricted stock compensation expense and restructuring expenses. The 2002 impact of the Challenger acquisition was a reduction in operating income of approximately $17.2 million, or $0.15 per share. Operating income in 2002 also benefited from lower intangible asset amortization of approximately $17.1 million, or $0.15 per share, due to the adoption of SFAS No. 142.

     Acquisitions

      On November 7, 2002, we completed our acquisition of Sunflower Manufacturing Co., Inc., a leading producer of tillage, seeding and specialty harvesting equipment, serving the North American market. Sunflower’s products have been marketed and sold under the highly respected “Sunflower” brand name for over 50 years and have established a reputation for innovation, performance and durability. Long-term plans include expansion of the products into export markets and the addition of new technology and some allied product innovations from AGCO. See “Recent Acquisitions” for additional information.

      On March 5, 2002, we completed our acquisition of the design, assembly and marketing of the new MT Series of Caterpillar’s Challenger tractor line. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we will expand the Challenger product line to include wheeled tractors, combines and hay equipment to provide Caterpillar dealers with a full line of products that will broaden their equipment offerings and enhance their competitive position in the agricultural equipment market. See “Recent Acquisitions.”

     Retail Sales

      Industry demand for agricultural equipment in 2002 showed mixed results within the major markets of the world. During 2002, commodity prices improved over 2001 levels supporting improving fundamentals for farm income. In addition, a new United States farm bill was passed in 2002, which should provide more stability to farm income than emergency aid payments made in prior years. While industry fundamentals improved in 2002, dry weather conditions in the United States negatively impacted demand. In Europe, concerns over livestock diseases declined and support payment levels under the common agricultural policy generally were maintained. In South America, higher commodity prices and continued availability of affordable financing supported strong demand.

      In the United States and Canada, industry unit retail sales of tractors increased approximately 1% compared to 2001, resulting from increases in the compact tractor segment, relatively flat demand in the utility tractor segment and a significant decrease in the high horsepower tractor segment. Industry unit retail sales of combines decreased approximately 20% when compared to the prior year, primarily as a result of dry weather conditions and poor crop production in many key areas and transition issues with support payments. Despite this decline, our unit retail sales of tractors and combines in North America increased in 2002 when compared to 2001. The increase in unit retail sales of combines during 2002 was partially due to production delays in

2001 related to the relocation and start-up of combine production in our Hesston, Kansas facility. In Western Europe, industry unit retail sales of tractors increased approximately 4% compared to 2001. Strong increases were experienced in markets that were particularly impacted by concerns over livestock diseases in 2001. Our unit retail sales for 2002 also increased compared to 2001. In South America, industry unit retail sales of tractors in 2002 increased approximately 16% compared to 2001. Availability of the Brazilian government subsidized financing program, FINAME, helped to support strong demand in 2002. Our unit retail sales also increased in 2002 compared to the prior year. In other international markets, our net sales for 2002, excluding currency impacts, were approximately 17% higher than the prior year, with growth in most markets. Industry unit retail sales of sprayers in North America decreased approximately 16% in 2002 when compared to 2001. AGCO’s retail sales of sprayers also declined compared to 2001.

     Statements of Operations

      Net sales for 2002 were $2,922.7 million compared to $2,541.5 million for 2001. The increase was primarily attributable to the inclusion of a full year of Ag-Chem sales in 2002, the Challenger product line introduction, foreign currency translation and improved sales performance in the majority of markets. Ag-Chem, acquired in April 2001, generated a net sales increase in 2002 over the partial year in 2001 of $78.9 million. The new Challenger product line generated net sales of $108.3 million and Sunflower generated net sales of $4.1 million during 2002. Currency translation positively impacted net sales by $17.0 million, primarily due to the strengthening of the Euro offset by the weakness of the Brazilian Real. Excluding the effect of the Ag-Chem, Challenger and Sunflower acquisitions and foreign currency translation, net sales were 7.2% higher than 2001.

      Regionally, net sales in North America, excluding currency impact, increased $79.0 million, or 11.1%, in 2002 due primarily to the Challenger product line introduction. In the Europe/ Africa/ Middle East region, net sales excluding currency impact, increased $123.6 million, or 9.6%, compared to 2001 primarily due to improved industry conditions and the impact of new product introductions. Net sales excluding currency impact in South America increased $79.4 million, or 30.8%, compared to 2001 resulting from the stronger Brazilian market. In the Asia/ Pacific region, net sales excluding currency impact, increased $4.7 million, or 4.9%, compared to 2001 due to growth in most markets. Sprayers net sales excluding currency impact increased $77.4 million compared to 2001 due to a full year of Ag-Chem in the 2002 results.

      Gross profit was $531.8 million (18.2% of net sales) in 2002 compared to $434.8 million (17.1% of net sales) for 2001. Gross margins improved primarily due to the addition of high margin Ag-Chem sales, cost reduction initiatives and higher production levels. In addition, production cost inefficiencies at our Hesston plant in the first three quarters of 2001 of $7.9 million were eliminated in 2002. These cost reductions were partially offset by lower margins in the Challenger product line due to low track tractor production volume and an unfavorable mix of products sold.

      Selling, general and administrative (“SG&A”) expenses for 2002 were $282.4 million (9.6% of net sales) compared to $249.9 million (9.8% of net sales) for 2001. SG&A expenses increased primarily as a result of the Challenger product line expenses, a full year inclusion of Ag-Chem and higher sales volumes. Engineering expenses for 2002 were $57.2 million (2.0% of net sales) compared to $49.6 million (2.0% of net sales) for 2001. This increase is due to the inclusion of a full year of engineering expenses of Ag-Chem, as well as increased engineering costs as a result of the Challenger acquisition.

      Restricted stock compensation expense was $44.1 million in 2002 compared to $7.1 million in 2001. Due to the rise in our common stock price in the first and fourth quarters of 2002, restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in our common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash bonus equal to 40% of the value of the stock is also paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants. Of the $44.1 million expense recorded during 2002, approximately $24.4 million was a non-cash expense. In December 2002, our Board of Directors approved a new LTIP plan award for senior executives. The plan allows for restricted shares to be earned over the next five years if our stock price increases above the base price of $23.75 established in the new plan. Additional compensation expense would be incurred in the future should any of the levels be earned above the base price established under the plan. Refer to Note 10 of our Consolidated Financial Statements for additional information.

      We recorded restructuring expenses of $42.7 million for 2002 and $13.0 million for 2001. The restructuring expenses in 2002 primarily related to the planned closure of our tractor manufacturing facility located in Coventry, England, announced in June 2002. The restructuring expenses in 2001 were associated with the integration of Ag-Chem as well as other manufacturing facility rationalization programs. See “Restructuring and Other Infrequent Expenses.”

      Amortization of intangibles decreased to $1.4 million in 2002 from $18.5 million in 2001, due to the discontinuation of the amortization of goodwill and other intangible assets upon adoption of SFAS No. 142 in 2002. See “Accounting Changes.”

      Income from operations was $104.0 million (3.6% of net sales) for 2002 compared to $96.7 million (3.8% of net sales) for 2001. Income from operations during 2002 includes restricted stock compensation and restructuring expenses of $44.1 million and $42.7 million, respectively, as discussed above. Income from operations during 2001 includes restricted stock compensation and restructuring expenses of $7.1 million and $13.0 million, respectively. The improvement in operating income before these charges in 2002 is primarily due to higher gross margins and the decrease in intangible amortization, as discussed previously.

      Interest expense, net was $57.4 million for 2002 compared to $58.6 million for 2001. The decrease in interest expense was due primarily to lower interest rates in 2002 compared to 2001. In addition, interest expense, net for 2001 included a $2.0 million fee for the successful waiver solicitation on our 8 1/2% Senior Subordinated Notes.

      Other expense, net was $20.8 million in 2002 compared to $23.4 million in 2001. Included in other expense, losses on sales of receivables primarily under securitization facilities were $14.8 million compared to $23.5 million in 2001. The amount in 2001 included approximately $4.0 million of up-front losses and transaction costs associated with the initial funding of securitization facilities in Europe and Canada totaling approximately $150.0 million. Other expense, net for 2001 also included a gain of $5.2 million associated with the sale of a minority interest investment in a European agricultural equipment company.

      We recorded an income tax provision of $99.8 million in 2002 compared to $1.9 million in 2001. During 2002, we recognized a non-cash income tax charge of $91.0 million related to increasing the valuation allowance for certain U.S. deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate. At December 31, 2002, we had deferred tax assets of $200.6 million, including $164.2 million related to net operating loss carryforwards. At December 31, 2002, we have recorded total valuation allowances as an offset to the deferred tax assets of $126.2 million primarily related to the U.S. net operating loss carryforwards. Realization of the remaining net deferred tax assets is dependent on generating sufficient taxable income in future periods. We believe it is more likely than not that the remaining net deferred tax asset will be realized.

      Equity in earnings of affiliates was $13.7 million for 2002 compared to $10.6 million for 2001. Equity in earnings in our retail finance joint ventures in 2002 was $2.6 million higher than in 2001.

      During 2001, we recorded a $0.8 million extraordinary loss, net of taxes, representing the write-off of the unamortized debt issuance costs associated with our revolving credit facility, which was refinanced in April 2001.

      During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.33 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle. See “Accounting Changes.”

     2001 Compared to 2000

      Net income for 2001 was $22.6 million, or $0.33 per diluted share, compared to $3.5 million, or $0.06 per diluted share, for 2000. Our results for 2001 included restructuring and other infrequent expenses (“restructuring expenses”) of $13.0 million, or $0.12 per share primarily related to the integration of Ag-Chem Equipment Company, Inc. acquired in April 2001 and the rationalization of certain manufacturing facilities. In addition, our 2001 earnings include an extraordinary loss, net of taxes, of $0.8 million, or $0.01 per share, for the write-off of unamortized debt costs associated with our revolving credit facility, which was refinanced in April 2001. Our results for 2000 included restructuring expenses of $21.9 million, or $0.22 per share, associated with the closure of certain manufacturing facilities announced in 2000 and 1999.

      Operating income, including restructuring expenses and restricted stock compensation, was $96.7 million in 2001 compared to $65.8 million in 2000. Our earnings improvement in 2001 was primarily the result of margin improvement generated by our successful cost reduction initiatives including the impact of manufacturing facility rationalizations. Our results were negatively impacted by losses at Ag-Chem for the period since acquisition. The Ag-Chem acquisition was completed after Ag-Chem’s seasonally strongest period, typically the first calendar quarter of the year. The impact of the Ag-Chem acquisition, excluding restructuring expenses, was a reduction in net income of approximately $10.5 million, or $0.15 per share.

     Acquisitions

      On April 16, 2001, we completed the acquisition of Ag-Chem, a manufacturer and distributor of self-propelled fertilizer and chemical sprayers for pre-emergent and post-emergent applications. This acquisition provided us a leading position in the self-propelled sprayer market. See “Recent Acquisitions” for additional information.

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

      Regionally, net sales in North America, excluding currency impact, increased $82.8 million, or 13.0%, in 2001 over 2000 due primarily to improved market conditions. In addition, combine sales were higher in 2001 than in 2000 resulting from increased combine production, which was limited in 2000 by its relocation to Hesston, Kansas during the second half of the year. In the Europe/ Africa/ Middle East region, net sales excluding currency impact, increased $15.8 million, or 1.2%, compared to 2000. Net sales excluding currency impact in South America increased $79.2 million, or 32.6%, compared to 2000 with strong sales increases in Brazil. In the Asia/ Pacific region, net sales excluding currency impact, increased approximately $8.0 million, or 8.2%, with strong increases in the Australian market. In the Sprayer Division, net sales excluding currency impact, increased $147.0 million compared to 2000 primarily due to the acquisition of Ag-Chem, which contributed net sales of approximately $148.5 million.

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

      Selling, general and administrative (“SG&A”) expenses for 2001 were $249.9 million (9.8% of net sales) compared to $224.4 million (9.6% of net sales) for 2000. The increase as a percentage of net sales was the result of Ag-Chem, which had a higher SG&A expense ratio to net sales than the remainder of our operations. Engineering expenses for 2001 were $49.6 million (2.0% of net sales) compared to $45.6 million (2.0% of net sales) for 2000. This increase is due to the inclusion of a full year of engineering expenses of Hay & Forage Industries acquired in May 2000 and the addition of Ag-Chem subsequent to acquisition.

      Restricted stock compensation expense was $7.1 million in 2001 compared to $3.8 million in 2000. The increase in 2001 was due to awards earned during the fourth quarter of 2001 relating to restricted stock compensation awards granted to key executives in 2000.

      We recorded restructuring expenses of $13.0 million for 2001 and $21.9 million for 2000. The restructuring expenses in 2001 included $8.5 million for the integration of Ag-Chem and $4.5 million for manufacturing facility rationalization programs. See “Restructuring and Other Infrequent Expenses” for further discussion. For 2000, the restructuring expenses were costs primarily associated with manufacturing facility closures.

      Amortization of intangibles increased to $18.5 million in 2001 from $15.1 million in 2000 primarily due to the amortization of goodwill and other acquired intangibles associated with the Ag-Chem acquisition.

      Income from operations was $96.7 million (3.8% of net sales) for 2001 compared to $65.8 million (2.8% of net sales) for 2000. Income from operations during 2001 includes restricted stock compensation and restructuring expenses of $7.1 million and $13.0 million, respectively. Income from operations during 2000 includes restricted stock compensation and restructuring expenses of $3.8 million and $21.9 million, respectively. The improvement is due to higher gross margins as discussed previously.

      Interest expense, net was $58.6 million for 2001 compared to $46.6 million for 2000. The increase in interest expense primarily relates to increased indebtedness related to the Ag-Chem acquisition partially offset by a decline in interest rates and the reduction in borrowings associated with new securitization facilities. Interest expense, net for 2001 also included a $2.0 million fee for the successful waiver solicitation on our 8 1/2% Senior Subordinated Notes.

      Other expense, net was $23.4 million in 2001 compared to $33.1 million in 2000. Included in other expense, losses on sales of receivables primarily under securitization facilities were $23.5 million in 2001 compared to $24.5 million in 2000. The amount in 2001 included approximately $4.0 million of up-front losses and transaction costs associated with the initial funding of new securitization facilities in Europe and Canada totaling $152.0 million. The 2000 amount included $7.1 million of up-front losses and transaction costs associated with the initial $200.0 million funding of a U.S. securitization facility. Other expense, net for 2001 also included a gain of $5.2 million associated with the sale of a minority interest investment in a European agricultural equipment company.

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

      During 2001, we recorded a $0.8 million extraordinary loss, net of taxes, representing the write-off of the unamortized debt issuance costs associated with our revolving credit facility, which was refinanced in April 2001.

Quarterly Results

      The following table presents unaudited interim operating results. We believe that the following information includes all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(in millions, except per share data)
2002:
Net sales	$618.6	$772.6	$687.8	$843.7
Gross profit	116.2	141.4	123.6	150.6
Income from operations (1)	11.3	35.2	28.1	29.4
Net (loss) income (1)(2)	$(26.2)	$14.1	$9.7	$(82.0)
Net (loss) income per common share – diluted (1)(2)	$(0.36)	$0.19	$0.13	$(1.09)
2001:
Net sales	$532.1	$659.3	$577.2	$772.9
Gross profit	82.5	113.7	102.6	136.0
Income from operations (1)	7.7	29.4	16.7	42.9
Net (loss) income (1)(2)	$(5.8)	$4.8	$0.4	$23.2
Net (loss) income per common share – diluted (1)(2)	$(0.10)	$0.07	$0.01	$0.32

(1)	For 2002, the quarters ended March 31, June 30, September 30 and December 31, include restricted stock compensation expense of $27.0 million, $0.8 million, $0.7 million and $15.6 million, respectively, thereby increasing net loss per common share or reducing net income per common share on a diluted basis by $0.24, $0.01, $0.01 and $0.14, respectively. The quarters ended March 31, June 30, September 30 and December 31 also include restructuring and other infrequent expenses of $0.9 million, $22.7 million, $9.7 million and $9.4 million, respectively, thereby increasing net loss per common share or reducing net income per common share on a diluted basis by $0.01, $0.19, $0.08 and $0.08, respectively.

For 2001, the quarters ended March 31, June 30, September 30 and December 31 include restricted stock compensation expense of $0.7 million, $0.6 million, $0.4 million and $5.4 million, respectively, thereby increasing net loss per common share or reducing net income per common share on a diluted basis by $0.01, $0.01, $0.00 and $0.05, respectively. The quarters ended March 31, June 30, September 30 and

December 31 also include restructuring and other infrequent expenses of $2.3 million, $3.3 million, $4.9 million and $2.5 million, respectively, thereby increasing net loss per common share or reducing net income per common share on a diluted basis by $0.02, $0.03, $0.04 and $0.02, respectively.

(2)	The quarter ended March 31, 2002 includes the cumulative effect of a change in accounting principle, net of taxes, of $24.1 million or $0.33 per share. The quarter ended December 31, 2002 includes a non-cash income tax charge of $91.0 million, or $1.21 per share. The quarter ended June 30, 2001 includes an extraordinary loss, net of taxes, of $0.8 million or $0.01 per share.

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

Recent Acquisitions

      On November 7, 2002, we completed the acquisition of Sunflower Manufacturing Co., Inc., a former product line of SPX Corporation. Sunflower is a leading producer of tillage, seeding and specialty harvesting equipment, serving the North American market and is located in Beloit, Kansas. The purchase price was approximately $48.0 million and was funded through borrowings under our revolving credit facility. The Sunflower acquisition was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date.

      On March 5, 2002, we completed our agreement with Caterpillar to acquire the design, assembly and marketing of the new MT Series of Caterpillar’s Challenger tractor line. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.3 million based on the closing price of our common stock on the acquisition date. During July 2002, we received approximately $0.9 million from Caterpillar pursuant to the terms of the purchase agreement, whereby any proceeds Caterpillar received upon the sale of our stock above $21.0 million would be refunded to us. In addition, we purchased approximately $13.6 million of initial production inventory from Caterpillar in connection with a supply agreement with Caterpillar. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position. The Challenger acquisition was accounted for in accordance with SFAS No. 141, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date.

      On March 3, 2003, we announced the closure of our track tractor facility in DeKalb, Illinois. Currently, the DeKalb plant assembles Challenger track tractors in the range of 235 to 500 horsepower. After a review of cost reduction alternatives, it was determined the current and forecasted production levels were not sufficient to support a stand alone track tractor site. We are evaluating the relocation of production to our current facilities in Hesston, Kansas or Jackson, Minnesota. Production at the DeKalb facility is planned to cease by late May 2003 with production to be relocated and resumed in July 2003. At March 3, 2003, there were 186 employees at the DeKalb plant. We anticipate that the facility rationalization will generate annual savings of approximately $8.0 million by the year 2004. The estimated cash closure costs of approximately $5.0 million are expected to be recovered from proceeds from the sale of the DeKalb site.

      On April 16, 2001, we completed the acquisition of Ag-Chem, a manufacturer and distributor of self-propelled sprayers. We paid Ag-Chem shareholders approximately $247.2 million consisting of approximately 11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under our revolving credit facility.

      The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) No. 16, “Business Combinations,” and accordingly the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, we established $3.1 million in liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and fifteen parts and service facilities.

      During the first quarter of 2002, all costs in connection with the liabilities established had been incurred. Accordingly, we adjusted our purchase price allocation to reflect a reduction in these established liabilities by $0.4 million. In addition, we finalized our purchase price allocation resulting in a net total goodwill adjustment of approximately $3.6 million. The adjustment primarily related to the reflection of final appraised values of property, plant and equipment acquired and the establishment of certain liabilities related to outstanding litigation and warranty obligations.

Restructuring and Other Infrequent Expenses

      During the second quarter of 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of this facility is consistent with our strategy to reduce excess manufacturing capacity. The closure should also aid in eliminating the negative impact of currency factors and significantly lower product and operating costs. The facility manufactured transaxles and assembled tractors in the range of 50-110 horsepower. The trend to higher horsepower tractors resulting from the consolidation of farms had caused this product segment of the industry to decline over recent years, which negatively impacted the facility’s utilization. We anticipate that we will generate annual savings of $20.0 million to $25.0 million as a result of this rationalization, to be fully realized in 2004. In connection with the restructuring plan, we have recorded approximately $40.2 million of restructuring and other infrequent expenses during 2002. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	$—	$8.2	$18.0	$2.1	$28.3

      The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. Approximately 250 employees had been terminated as of December 31, 2002. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $28.3 million of restructuring costs accrued at December 31, 2002 are expected to be incurred during 2003. We also recorded approximately $1.4 million of inventory reserves during 2002 reflected in costs of goods sold related to inventory that was identified as obsolete as a result of the closure. We expect to incur an additional $10.0 to $15.0 million of restructuring expenses in 2003 related to the Coventry closure.

      In October 2002, we applied to the High Court in London, England, for clarification of a rule in its U.K. pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to normal retirement age of 65. On December 20, 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted us approval to appeal the judgment in the Court of Appeal. We and our advisors maintain the view that reduced pension payments should be payable and, as a result, have appealed the judgment to the Court of Appeal. Under the appeal process in England, a panel of judges who had no involvement with the High Court proceedings will hear the appeal and determine the outcome on its merits. A majority ruling of the Court of Appeal judges is required to overturn the original High Court decision.

      Based upon advice of our legal advisors, we have reassessed the merits of our case in consideration of the High Court ruling and maintain the opinion that the likelihood of an unfavorable resolution to this matter is reasonably possible, but do not consider it to be probable. Consequently, we have not recorded a loss as of December 31, 2002 related to this matter. In the event that our position is not ultimately upheld, the closure of our Coventry facility and past early retirement programs would entitle certain terminated employees to receive unreduced pension payments. The estimated impact to our pension plan would be an increase in our pension plan liabilities of approximately $55 million to $60 million and a related charge to our Consolidated Statements of Operations. We presently estimate that additional funding to the pension plan related to this increased liability would be approximately $6.5 million per annum for the next 10 years. The timing of our obligation to fund cash into the pension plan with respect to this increased liability would depend on many factors including the overall funded status of the plan and the investment returns of the plan’s assets.

      We recorded additional restructuring and other infrequent expenses of $3.4 million during 2002. The expense primarily relates to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel, certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany and the restructuring of our North American information systems function. These rationalizations were completed to improve our on-going cost structure and reduce cost of goods sold, as well as engineering and selling, general and administrative expenses. The $2.6 million of severance costs recorded associated with these activities relate to the termination of 137 employees in total. At December 31, 2002, approximately $2.6 million of the amount accrued had been incurred. The remaining balance of $0.8 million is expected to be incurred during 2003.

      In 2001, we announced our plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. We consolidated AGCO’s Willmar, Minnesota manufacturing facility and Ag-Chem’s Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. In addition, we closed Ag-Chem’s Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. We also closed 15 parts and service facilities and integrated parts warehousing and logistics into AGCO’s North American parts distribution system. These closures were completed in order to achieve an overall reduction of cost of goods sold and operating expenses for the combined businesses. We believe that all key aspects of the restructuring plan were successfully executed. The targeted synergies of approximately $30 million were offset by a decline in industry demand, which impacted our sales, production levels and cost structure.

      All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. Employee retention payments related to incentives paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates were accrued over the term of the retention period. We incurred facility closure costs, which included employee relocation costs and other exit costs at our Willmar location after operations ceased. The facility relocation and transition costs were expensed as incurred and represented costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. There are no remaining costs accrued related to these rationalizations as of December 31, 2002. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down				Facility
	of Property,		Employee	Facility	Relocation
	Plant and	Employee	Retention	Closure	and Transition
	Equipment	Severance	Payments	Costs	Costs	Total

2001 Provision	$0.4	$1.3	$1.4	$0.8	$4.6	$8.5
Less: Non-cash expense	0.4	—	—	—	—	0.4

Cash expense	—	1.3	1.4	0.8	4.6	8.1
2001 cash activity	—	(0.7)	(1.2)	(0.7)	(4.6)	(7.2)

Balances as of December 31, 2001	—	0.6	0.2	0.1	—	0.9
2002 Provision	—	0.2	—	—	0.1	0.3
Reversal of 2001 Provision	—	—	(0.2)	—	—	(0.2)
2002 cash activity	—	(0.8)	—	(0.1)	(0.1)	(1.0)

Balances as of December 31, 2002	$—	$—	$—	$—	$—	$—

      In 2000, we permanently closed our combine manufacturing facility in Independence, Missouri and our Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, we permanently closed our Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing facilities or outsourced to third parties. The closure of these facilities was consistent with our strategy to reduce excess manufacturing capacity. Due to declines in industry demand since 1998, we determined that closure of these facilities and redeployment of the majority of production to other existing facilities and the remaining production to third-party suppliers was necessary to address the excess capacity in our U.S. and South American manufacturing plants. The manufacturing facility rationalization resulted in significant cost savings and improved the overall competitiveness of implements, hay equipment, high horsepower tractors and combines produced in these plants. The rationalization of these production facilities is expected to continue to generate annual cost savings of $20 million to $25 million from the elimination of production overhead costs and other efficiencies. We believe these efficiencies were substantially achieved in 2001 and 2002. We expensed approximately $4.5 million and $24.9 million associated with these rationalizations during 2001 and 2000, respectively, and had $1.0 million of costs accrued related to these rationalizations as of December 31, 2001. We did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. We incurred approximately $0.5 million of expenses during 2002. The remaining accrued restructuring costs of $0.5 million primarily relate to noncancelable lease termination costs and will be incurred through 2005.

      In addition, during 2002, we sold our closed manufacturing facilities in Independence, Missouri and Coldwater, Ohio. A net gain on the sale of these two facilities of $1.0 million was reflected in “Restructuring and other infrequent expenses” in our Consolidated Statements of Operations.

Critical Accounting Policies

      Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 in the Notes to Consolidated Financial Statements. We believe that our application of policies regarding the establishment of allowances for accounts receivable, inventories, valuation allowances for deferred tax assets and certain accrued expenses for warranty, insurance and sales incentives involve significant levels of judgments, estimates and complexity.

      Allowances for discounts and sales incentives are made at the time of sale based on retail sales incentive programs available to the dealer or retail customer. The cost of these programs is dependent on various factors including the timing of the retail sale and the volume of sales achieved by the dealer. These retail sales incentives may also be revised between the time we record the sale and the time the retail sale occurs. We monitor these factors and revise our provisions when necessary.

      Our allowances for surplus and obsolete inventory are based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory allowances.

      Valuation allowances for deferred tax assets are established when we estimate it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income, including tax planning strategies, in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections.

      Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are based on historical experience of the nature, frequency and average cost of warranty claims. We frequently review warranty trends to monitor our estimates and develop actions to minimize future claims.

      Insurance reserves are provided for our estimates of losses due to claims for worker’s compensation, product liability and other liabilities for which we are self-insured. These estimates are based on the ultimate value of claims, which often have long periods of resolution. We closely monitor the claims to maintain adequate reserves.

      We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether or not they may, when resolved, have a material adverse effect on our financial position or results of operations. As discussed previously, in October 2002, we applied to the High Court in London, England, for clarification of a rule in its U.K. pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. In December 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted us approval to appeal the judgment in the Court of Appeal. Based upon advice of our legal advisors, we reassessed the merits of our case in consideration of the High Court ruling and maintain the opinion that the likelihood of an unfavorable resolution to this matter is reasonably possible, but do not consider it to be probable. Consequently, we have not recorded a loss as of December 31, 2002 related to this matter. In the event that our position is not ultimately upheld, the closure of our Coventry facility and past early retirement programs would entitle certain terminated employees to receive unreduced pension payments. The estimated impact to our pension plan would be an increase in our pension plan liabilities of approximately $55 million to $60 million and a related charge to our Consolidated Statements of Operations.

      The goodwill and indefinite-lived trademarks in each of our segments were tested for impairment as of January 1, 2002 as required by SFAS No. 142. SFAS No. 142 established a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. This assessment involves determining an estimate of the fair value of our reporting units including trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. We utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on our initial evaluation as of January 1, 2002, we determined that goodwill in two of our reporting units was impaired and recorded a write-down of goodwill recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. We conducted our annual analysis as of October 1, 2002, and determined no further reduction in the carrying amount of goodwill was required in 2002. We closely monitor any circumstances that could potentially impact the fair value of our reporting units.

      Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Liquidity and Capital Resources

      Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

      Our primary financing and funding sources are the $250.0 million 8 1/2% Senior Subordinated Notes due 2006, the $250.0 million 9 1/2% Senior Notes due 2008, a $350.0 million revolving credit facility and approximately $425.0 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

      Our $350.0 million multi-currency revolving credit facility with Rabobank matures in October 2005. The facility is secured by a majority of our U.S., Canadian and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on borrowings outstanding under the facility, at our option, at either (1) LIBOR plus a margin based on a ratio of our senior debt to EBITDA, as adjusted, or (2) the administrative agent’s base lending rate or the federal funds rate plus a margin ranging between 0.625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, the facility contains financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. On March 14, 2002 we amended our revolving credit facility agreement to allow the LTIP cash expense to be recognized evenly over four quarters for purposes of calculating EBITDA under certain financial covenants. The facility was also amended on December 31, 2002 to change the required ratios for the total debt to EBITDA and Senior Debt to EBITDA covenants. At December 31, 2002, we had borrowings of $126.9 million and availability to borrow $217.6 million under the revolving credit facility.

      We issued $250.0 million of 9 1/2% Senior Notes due 2008 (the “Senior Notes”) in 2001. The Senior Notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires us to offer to repurchase the senior notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that among other things, limits our ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases.

      We issued $250.0 million of 8 1/2% Senior Subordinated Notes due 2006 (the “Senior Subordinated Notes”) in 1996 at 99.139% of their principal amount. The Senior Subordinated Notes are unsecured obligations and are redeemable at our option, in whole or in part, at any time on or after March 15, 2001 initially at 104.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount plus accrued interest, on or after March 15, 2003. The Senior Subordinated Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

      Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. As of December 31, 2002, the unpaid balance of receivables sold was approximately $523.2 million, of which funding of $423.9 million had been advanced to us. The funded balance of $423.9 million has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The agreements provide that the agent, Rabobank, has the right to terminate the arrangement if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of three levels by Standard & Poor’s and two levels by Moody’s would need to occur.

      Our accounts receivable securitization facilities in the United States, Canada and Europe total approximately $424.9 million as of December 31, 2002. In 2001, we completed $152.0 million of securitization facilities for the sale of certain European and Canadian wholesale accounts receivable to a third party on a revolving basis. In 2000, we completed a $250.0 million securitization facility for the sale of United States accounts receivables on a revolving basis.

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

      Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $627.2 million of working capital at December 31, 2002, an increase of $87.5 million from working capital of $539.7 million at December 31, 2001. Accounts receivable and inventory combined were $175.3 million higher than the prior year. The change includes approximately $164.9 million of receivables and inventory related to the Challenger product line introduction and Sunflower acquisition. The net change in receivables and inventory, excluding these items is an increase of approximately $10.4 million compared to December 31, 2001. The increase is predominantly due to foreign currency translation.

      Cash flows provided by operating activities were $73.2 million for 2002 compared to $225.4 million for 2001. Operating cash flows in 2001 benefited from an additional $145.0 million in receivables securitization funding. Excluding these securitization impacts, 2002 operating cash flow was comparable to 2001. Operating cash flows in 2002 were impacted by the initial investment in working capital related to the Challenger product line introduction of approximately $110 million.

      Capital expenditures for 2002 were $54.9 million compared to $39.3 million for 2001. The increase in capital expenditures was primarily due to new product offerings, systems improvements and the Challenger acquisition. We anticipate that capital expenditures for 2003 will range from approximately $50.0 million to $60.0 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

      Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders’ equity) was 47.0% at December 31, 2002 compared to 43.6% at December 31, 2001. The increase is primarily attributable to higher debt incurred in connection with the Challenger working capital investment and Sunflower acquisition and the reduction in equity in 2002.

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

Contractual Commitments

      The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of December 31, 2002 are as follows (in millions):

		Payments Due By Period

			2004 to	2006 to	2008 and
	Total	2003	2005	2007	Beyond

Long-term debt	$644.3	$7.4	$130.7	$252.1	$254.1
Capital lease obligations	2.3	0.7	1.2	0.4	—
Operating lease obligations	80.1	19.1	23.2	11.9	25.9
Unconditional purchase obligations[1]	16.3	15.9	0.4	—	—
Other long-term obligations	1.6	1.6	—	—	—

Total contractual cash obligations	$744.6	$44.7	$155.5	$264.4	$280.0

[1] Unconditional purchase obligations exclude routine purchase orders in the normal course of business.

		Amount of Commitment Expiration Per
		Period

			2004 to	2006 to	2008 and
	Total	2003	2005	2007	Beyond

Standby letters of credit and similar instruments	$9.9	$9.9	$—	$—	$—
Guarantees	24.3	8.6	15.7	—	—

Total commercial commitments and lines of credit	$34.2	$18.5	$15.7	$—	$—

     Guarantees

      At December 31, 2002, we were obligated under certain circumstances to purchase through the year 2005 up to $12.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, whereby we are obligated to repurchase repossessed inventory at market values. Management believes that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial position or results of operations.

      At December 31, 2002, we guaranteed indebtedness owed to third parties of approximately $11.8 million, primarily related to dealer and end user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

     Other

      In addition, at December 31, 2002, we had outstanding foreign currency forward contracts of approximately $151.3 million. All contracts have a maturity of less than one year. Refer also to “Foreign Currency Risk Management.”

Related Parties

      Rabobank Nederland, a AAA rated financial institution based in the Netherlands, is a 51% owner in our retail finance joint ventures which are located in the United States, Canada, the United Kingdom, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the obligations of the retail finance joint ventures other than 49% of the solvency requirements of the Brazil joint venture. In Brazil, our joint venture company has an agency relationship with Rabobank whereby Rabobank provides funding. The funding is provided entirely through government-sponsored FINAME facilities which are subject to variation at any time by the Brazilian government.

      Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. As discussed previously, at December 31, 2002 we were obligated under certain circumstances to purchase through the year 2005 up to $12.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, our retail joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, discussed under “Contractual Commitments.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

      During 2002, we had net sales of $130.2 million to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of our Board of Directors.

      During 2002, we purchased approximately $127.5 million of equipment components from our manufacturing joint venture, GIMA, at cost. During 2002, we also purchased approximately $5.3 million of equipment components from our manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

Outlook

      Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation and general economic conditions.

      Worldwide demand for farm equipment in 2003 is expected to remain relatively level with 2002. In North America, higher commodity prices and a generally favorable farm bill should support higher farm income in 2003. While current demand in North America remains soft due to dry conditions in portions of North America and transition issues with support payments, retail demand in North America is expected to improve modestly throughout the year. In Western Europe, industry demand rebounded in 2002 reflecting a recovery from livestock disease concerns. Industry demand in Western Europe is expected to remain relatively level in 2003 although concerns over common agricultural policy changes may impact some markets. In South America, industry demand has been at relatively high levels over the past two years due to the availability of financing support in Brazil. In 2003, subsidized financing is also expected to be available in Brazil but initially not at the same levels as 2002. As a result, South American industry demand is anticipated to be lower in 2003 than 2002. Our current outlook does not anticipate disruptions to demand or our operations caused by the current global political environment or potential future conflicts in the Middle East.

      Based on this current market outlook, AGCO expects earnings to improve in 2003 resulting from sales growth, improved operating margins and a reduction in restructuring expenses. AGCO’s net sales are expected to increase in 2003 with growth to be achieved from the Challenger product line introduction, the addition of Sunflower, the impact of new product introductions, and the strengthening of the Euro. Operating margins are expected to improve from cost reduction initiatives, new product offerings, factory rationalizations and product mix. Offsetting these benefits will be higher pension costs, which are expected to increase by approximately $12 million on a pre-tax basis. Restructuring expenses related to the Coventry closure are expected to be approximately $10 million to $15 million on a pre-tax basis.

Foreign Currency Risk Management

      We have significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, which is primarily denominated in British pounds, Euros or U.S. dollars (See “Segment Reporting” in the Notes to Consolidated Financial Statements for sales by customer location). Our most significant transactional foreign currency exposures are the British pound in relation to the Euro and the British pound, Euro, Brazilian real and the Canadian dollar in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

      The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2002 stated in U.S. dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(3.6)	1.78	$—
British pound	35.9	0.63	0.3
Canadian dollar	(26.3)	1.55	0.3
Danish krone	1.2	7.47	0.1
Euro dollar	143.4	0.99	6.2
Japanese yen	6.5	122.52	0.2
Mexican peso	1.3	10.25	—
Norwegian krone	(5.7)	6.98	—
South African rand	(0.2)	8.80	—
Swedish krona	(1.2)	8.45	—

	$151.3		$7.1

*	per U.S. dollar

      Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

      We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our $250.0 million 8 1/2% Senior Subordinated Notes due 2006 and our $250 million 9 1/2% Senior Notes due 2008. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for 2002, would have increased by approximately $1.2 million.

      During 2001, we had an interest rate swap contract outstanding to further minimize the effect of potential interest rate increases on floating rate debt. This contract expired on December 31, 2001 and we had no interest rate swap contracts outstanding in 2002.

Accounting Changes

      On January 1, 2002, we adopted SFAS No. 142. SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite-lived intangible assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite-lived intangible assets. This assessment involves determining an estimate of the fair value of our reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. The adoption of SFAS No. 142 resulted in a reduction of amortization expense of approximately $17.1 million during 2002 compared to 2001. Refer to Note 1 in our Consolidated Financial Statements.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB Statement No. 121. “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”) for the disposal of a segment of business (as previously defined in APB Opinion No. 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the statement of operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. We adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard had no impact on our current results of operations or financial position. Refer to Note 1 in our Consolidated Financial Statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are evaluating the effect of this statement on our results of operations and financial position, but do not believe the impact will be material. The new standard will require us to reclassify the extraordinary loss recorded in 2001 to interest expense, net which will result in a reduction in income before extraordinary loss by $0.01 per share but will have no impact on net income or stockholders’ equity.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 does not impact our current restructuring plans related to the closure of the Coventry, England manufacturing facility. We will comply with this Statement for any future exit or disposal activities. The DeKalb, Illinois closure will be accounted for under the requirements of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002 and are included in Note 12 to the Consolidated Financial Statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 effective for the year ending December 31, 2002. Refer to Note 10 in our Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 establishes the criteria for consolidating variable interest entities. We are currently evaluating FIN 46, which is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. We currently do not believe our current securitization facilities and special purpose entity will be affected by this interpretation.

Forward Looking Statements

      Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements include our expectations with respect to factors that affect industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest, and plans with respect to acquisitions. Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that our statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect our results is included in our filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward looking statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Risk Management” and “– Interest Rates” on pages 33 and 34 under Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

      The following consolidated financial statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2002 are included in this item:

      The information under the heading “Quarterly Results” of Item 7 on page 24 of this Form 10-K is incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AGCO Corporation:

      We have audited the accompanying consolidated balance sheet of AGCO Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in Item 15(a)3. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated balance sheet as of December 31, 2001 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2001, before the revision as described in Note 1 to these consolidated financial statements, and financial statement schedule of AGCO Corporation and subsidiaries as listed in Item 15(a)3 were audited by other auditors who have ceased operations. Those auditors’ reports, dated February 6, 2002, on those consolidated financial statements and financial statement schedule were unqualified and included an explanatory paragraph that described the change in the Company’s method of accounting for derivative instruments and hedging activities as discussed in Note 11 to those consolidated financial statements and excluded the revision as described in Note 1 to these accompanying consolidated financial statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

      As discussed above, the consolidated balance sheet as of December 31, 2001 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2001 and financial statement schedule of AGCO Corporation and subsidiaries as listed in Item 15(a)3 were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements and financial statement schedule of AGCO Corporation and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements and financial statement schedule taken as a whole.

/s/ KPMG LLP

Atlanta, Georgia

February 28, 2003

Note:	This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent public accountants. The Arthur Andersen report refers to certain financial information for the fiscal year ended December 31, 1999 and certain balance sheet information at December 31, 2000, which are no longer included in the accompanying financial statements. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AGCO Corporation:

      We have audited the accompanying consolidated balance sheets of AGCO CORPORATION AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As explained in Note 11 to the consolidated financial statements, in accordance with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” AGCO Corporation changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

/s/ Arthur Andersen LLP

Atlanta, Georgia

February 6, 2002

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended December 31,

	2002	2001	2000

Net sales	$2,922.7	$2,541.5	$2,336.1
Cost of goods sold	2,390.9	2,106.7	1,959.5

Gross profit	531.8	434.8	376.6
Selling, general and administrative expenses	282.4	249.9	224.4
Engineering expenses	57.2	49.6	45.6
Restricted stock compensation expense	44.1	7.1	3.8
Restructuring and other infrequent expenses	42.7	13.0	21.9
Amortization of intangibles	1.4	18.5	15.1

Income from operations	104.0	96.7	65.8
Interest expense, net	57.4	58.6	46.6
Other expense, net	20.8	23.4	33.1

Income (loss) before income taxes, equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	25.8	14.7	(13.9)
Income tax provision (benefit)	99.8	1.9	(7.6)

(Loss) income before equity in net earnings of affiliates, extraordinary loss and cumulative effect of a change in accounting principle	(74.0)	12.8	(6.3)
Equity in net earnings of affiliates	13.7	10.6	9.8

(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	(60.3)	23.4	3.5
Extraordinary loss, net of taxes	—	(0.8)	—
Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—	—

Net (loss) income	$(84.4)	$22.6	$3.5

Net (loss) income per common share:
Basic:
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	$(0.81)	$0.34	$0.06
Extraordinary loss, net of taxes	—	(0.01)	—
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—	—

Net (loss) income	$(1.14)	$0.33	$0.06

Diluted:
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	$(0.81)	$0.34	$0.06
Extraordinary loss, net of taxes	—	(0.01)	—
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—	—

Net (loss) income	$(1.14)	$0.33	$0.06

Weighted average number of common and common equivalent shares outstanding:
Basic	74.2	68.3	59.2

Diluted	74.2	68.5	59.7

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$34.3	$28.9
Accounts and notes receivable, net	497.4	471.9
Inventories, net	708.6	558.8
Other current assets	171.9	122.9

Total current assets	1,412.2	1,182.5
Property, plant and equipment, net	343.7	316.9
Investment in affiliates	78.5	69.6
Other assets	120.0	190.9
Intangible assets, net	394.6	413.4

Total assets	$2,349.0	$2,173.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$312.0	$272.2
Accrued expenses	445.2	350.7
Other current liabilities	27.8	19.9

Total current liabilities	785.0	642.8
Long-term debt	636.9	617.7
Pensions and postretirement health care benefits	131.9	55.0
Other noncurrent liabilities	77.6	58.4

Total liabilities	1,631.4	1,373.9

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,197,285 and 72,311,107 shares issued and outstanding in 2002 and 2001, respectively	0.8	0.7
Additional paid-in capital	587.6	531.5
Retained earnings	560.6	645.0
Unearned compensation	(0.7)	(0.6)
Accumulated other comprehensive loss	(430.7)	(377.2)

Total stockholders’ equity	717.6	799.4

Total liabilities and stockholders’ equity	$2,349.0	$2,173.3

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

	Preferred Stock		Common Stock		Additional
					Paid-in	Retained	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation

Balance, December 31, 1999	—	$—	59,579,559	$0.6	$427.7	$621.9	$(5.1)
Net income	—	—	—	—	—	3.5	—
Forfeitures of restricted stock	—	—	(29,833)	—	(0.9)	—	0.2
Stock options exercised	—	—	39,702	—	0.3	—	—
Common stock dividends ($0.04 per common share)	—	—	—	—	—	(2.5)	—
Amortization of unearned compensation	—	—	—	—	—	—	3.5
Additional minimum pension liability	—	—	—	—	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—

Balance, December 31, 2000	—	—	59,589,428	0.6	427.1	622.9	(1.4)

Net income	—	—	—	—	—	22.6	—
Issuance of preferred shares	555	—	—	—	5.3	—	—
Conversion of preferred shares into common stock	(555)	—	555,000	—	—	—	—
Issuance of common stock, net of offering expenses	—	—	11,799,377	0.1	99.2	—	—
Issuance of restricted stock	—	—	226,960	—	3.5	—	(0.4)
Tax difference on restricted stock expense	—	—	—	—	(4.7)	—	—
Stock options exercised	—	—	140,342	—	1.1	—	—
Common stock dividends ($0.01 per common share)	—	—	—	—	—	(0.5)	—
Amortization of unearned compensation	—	—	—	—	—	—	1.2
Additional minimum pension liability, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—

Balance, December 31, 2001	—	—	72,311,107	0.7	531.5	645.0	(0.6)

Net loss	—	—	—	—	—	(84.4)	—
Issuance of common stock, net of offering expenses	—	—	1,020,356	0.1	21.3	—	—
Issuance of restricted stock	—	—	1,088,072	—	24.5	—	(3.1)
Stock options exercised	—	—	777,750	—	9.0	—	—
Income tax benefit of stock options exercised	—	—	—	—	1.3	—	—
Amortization of unearned compensation	—	—	—	—	—	—	3.0
Additional minimum pension liability, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—

Balance, December 31, 2002	—	$—	75,197,285	$0.8	$587.6	$560.6	$(0.7)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other Comprehensive Loss

	Additional			Accumulated
	Minimum	Cumulative	Deferred	Other	Total
	Pension	Translation	Losses on	Comprehensive	Stockholders’	Comprehensive
	Liability	Adjustment	Derivatives	Loss	Equity	Loss

Balance, December 31, 1999	$—	$(216.0)	$—	$(216.0)	$829.1
Net income	—	—	—	—	3.5	$3.5
Forfeitures of restricted stock	—	—	—	—	(0.7)
Stock options exercised	—	—	—	—	0.3
Common stock dividends ($0.04 per common share)	—	—	—	—	(2.5)
Amortization of unearned compensation	—	—	—	—	3.5
Additional minimum pension liability	(2.8)	—	—	(2.8)	(2.8)	(2.8)
Change in cumulative translation adjustment	—	(40.5)	—	(40.5)	(40.5)	(40.5)

Balance, December 31, 2000	(2.8)	(256.5)	—	(259.3)	789.9	(39.8)

Net income	—	—	—	—	22.6	22.6
Issuance of preferred shares	—	—	—	—	5.3
Conversion of preferred shares into common stock	—	—	—	—	—
Issuance of common stock, net of offering expenses	—	—	—	—	99.3
Issuance of restricted stock	—	—	—	—	3.1
Tax difference on restricted stock expense	—	—	—	—	(4.7)
Stock options exercised	—	—	—	—	1.1
Common stock dividends ($0.01 per common share)	—	—	—	—	(0.5)
Amortization of unearned compensation	—	—	—	—	1.2
Additional minimum pension liability, net	(34.3)	—	—	(34.3)	(34.3)	(34.3)
Deferred gains and losses on derivatives, net	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Deferred gains and losses on derivatives held by affiliates, net	—	—	(5.8)	(5.8)	(5.8)	(5.8)
Change in cumulative translation adjustment	—	(77.7)	—	(77.7)	(77.7)	(77.7)

Balance, December 31, 2001	(37.1)	(334.2)	(5.9)	(377.2)	799.4	(95.3)

Net loss	—	—	—	—	(84.4)	(84.4)
Issuance of common stock, net of offering expenses	—	—	—	—	21.4
Issuance of restricted stock	—	—	—	—	21.4
Stock options exercised	—	—	—	—	9.0
Income tax benefit of stock options exercised	—	—	—	—	1.3
Amortization of unearned compensation	—	—	—	—	3.0
Additional minimum pension liability, net	(56.8)	—	—	(56.8)	(56.8)	(56.8)
Deferred gains and losses on derivatives, net	—	—	0.9	0.9	0.9	0.9
Deferred gains and losses on derivatives held by affiliates, net	—	—	0.4	0.4	0.4	0.4
Change in cumulative translation adjustment	—	2.0	—	2.0	2.0	2.0

Balance, December 31, 2002	$(93.9)	$(332.2)	$(4.6)	$(430.7)	$717.6	$(137.9)

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(84.4)	$22.6	$3.5

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary loss, net of taxes	—	0.8	—
Cumulative effect of a change in accounting principle, net of taxes	24.1	—	—
Depreciation and amortization	50.9	51.9	51.6
Amortization of intangibles	1.4	18.5	15.1
Restricted stock compensation	24.4	4.3	3.0
Equity in net earnings of affiliates, net of cash received	(2.7)	4.0	(0.1)
Deferred income tax provision (benefit)	48.4	(32.8)	(37.6)
Write-down / (recoveries) of property, plant and equipment	11.6	(0.3)	1.3
Gain on sale of investment in affiliate	—	(5.2)	—
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	43.4	111.7	127.8
Inventories, net	(119.0)	39.6	23.7
Other current and noncurrent assets	2.2	1.0	(9.9)
Accounts payable	7.4	16.0	(0.6)
Accrued expenses	66.2	(8.2)	(7.8)
Other current and noncurrent liabilities	(0.7)	1.5	4.4

Total adjustments	157.6	202.8	170.9

Net cash provided by operating activities	73.2	225.4	174.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(54.9)	(39.3)	(57.7)
Proceeds from sales of property, plant and equipment	13.8	4.7	—
Purchase of businesses, net of cash acquired	(60.7)	(147.5)	(10.0)
Sale of / (investments in) affiliates, net	1.2	1.3	(2.0)

Net cash used for investing activities	(100.6)	(180.8)	(69.7)

Cash flows from financing activities:
Proceeds from long-term debt	659.8	1,256.6	413.3
Repayments of long-term debt	(637.6)	(1,276.3)	(520.8)
Proceeds from issuance of preferred and common stock	10.3	6.4	0.3
Payment of debt and common stock issuance costs	—	(13.1)	—
Dividends paid on common stock	—	(0.5)	(2.5)

Net cash provided by (used for) financing activities	32.5	(26.9)	(109.7)

Effects of exchange rate changes on cash and cash equivalents	0.3	(2.1)	(1.3)

Increase (decrease) in cash and cash equivalents	5.4	15.6	(6.3)
Cash and cash equivalents, beginning of period	28.9	13.3	19.6

Cash and cash equivalents, end of period	$34.3	$28.9	$13.3

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Operations and Summary of Significant Accounting Policies

     Business

      AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO®, AgcoAllis®, AgcoStar®, Ag-Chem®, Challenger®, Farmhand®, Fendt®, Fieldstar®, Gleaner®, Glencoe®, Hesston®, Lor*Al®, Massey Ferguson®, New Idea®, RoGator®, Soilteq™, Spra-Coupe®, Sunflower®, Terra-Gator®,

Tye®, White® and Willmar®. The Company distributes most of its products through a combination of approximately 8,450 independent dealers, distributors, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France, Germany, Spain and Brazil through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”.

     Basis of Presentation

      The Consolidated Financial Statements represent the consolidation of all wholly-owned and majority-owned companies where controlling interest exists. The Company records all affiliate companies representing a 20% to 50% ownership using the equity method of accounting. Other investments representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated to arrive at the consolidated financial statements.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

     Revenue Recognition

      Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to the independent dealer, distributor or other customer. Payment terms vary by market and product with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer or distributor. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program.

      In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer. If not already paid by the dealer in the United States and Canada, installment payments are required generally beginning 7 to 13 months after shipment with the remaining outstanding equipment balance generally due within 12 to 24 months of shipment. Interest is generally charged on the outstanding balance 4 to 13 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts are generally payable within 30 days of shipment with terms for some larger seasonal stock orders generally payable within 6 months of shipment.

      In other international markets, equipment sales are generally payable in full within 30 to 180 days of shipment. Payment terms for some highly seasonal products have a specific due date during the year

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regardless of the shipment date. Sales of replacement parts are generally payable within 30 days of shipment with terms for some larger seasonal stock orders generally payable within 6 months of shipment.

      In certain markets, particularly in North America, there is a time lag, which varies based on the timing and level of retail demand, between the date the Company records a sale and when the dealer sells the equipment to a retail customer.

     Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries are translated into U.S. currency in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to receivables, inventory, deferred income tax allowances, goodwill and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty and insurance.

     Cash and Cash Equivalents

      The Company considers all investments with an original maturity of three months or less to be cash equivalents.

     Accounts and Notes Receivable

      Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company’s terms of sale are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase dealer or distributor’s unsold inventory, including inventory for which the receivable has already been paid.

      For sales outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to dealers or distributors in the United States and Canada, where approximately 28% of the Company’s net sales were generated in 2002, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from 1 to 12 months with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2002, 19.7%, 5.8%, 1.5% and 1.0% of the Company’s net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than above because the equipment receivable to dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

      Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Accounts and notes receivable allowances at December 31, 2002 and 2001 were as follows (in millions):

	2002	2001

Sales incentive discounts	$69.9	$61.1
Doubtful accounts	43.1	49.1

	$113.0	$110.2

      The Company occasionally transfers certain accounts receivable to various financial institutions. The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of SFAS No. 125” (Note 4).

     Inventories

      Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost. At December 31, 2002 and 2001, the Company had recorded $74.5 million and $73.5 million as allowances for surplus and obsolete inventories. These allowances are reflected within “Inventories, net.”

      Inventory balances at December 31, 2002 and 2001 were as follows (in millions):

	2002	2001

Finished goods	$288.5	$210.7
Repair and replacement parts	235.5	201.5
Work in process, production parts and raw materials	184.6	146.6

Inventories, net	$708.6	$558.8

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

      Property, plant and equipment at December 31, 2002 and 2001 consisted of the following (in millions):

	2002	2001

Land	$41.5	$36.6
Buildings and improvements	139.1	120.6
Machinery and equipment	327.4	262.8
Furniture and fixtures	77.8	61.7

Gross property, plant and equipment	585.8	481.7
Accumulated depreciation and amortization	(242.1)	(164.8)

Property, plant and equipment, net	$343.7	$316.9

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s acquired intangible assets are as follows (in millions):

	December 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Patents and Trademarks	$32.7	$(1.5)	$25.3	$(0.6)
Other	3.4	(0.5)	3.4	—

Total	$36.1	$(2.0)	$28.7	$(0.6)

Unamortized intangible assets:
Trademarks	$53.4		$53.4

      The Company amortizes certain acquired intangible assets over estimated useful lives of 7 to 30 years. For the years ended December 31, 2002 and 2001, acquired intangible asset amortization was $1.4 million and $2.2 million, respectively. In accordance with SFAS No. 142, the Company ceased amortizing certain trademarks, which it determined to have an indefinite useful life as of January 1, 2002. The Company estimates amortization of existing intangible assets will be $1.5 million for 2003 and 2004, $1.4 million for 2005 and $1.3 million for 2006 and 2007.

      Changes in the carrying amount of goodwill during the year ended December 31, 2002 are summarized as follows (in millions):

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2001	$10.2	$70.0	$92.5	$159.2	$331.9
Transitional impairment losses	(10.2)	(17.5)	—	—	(27.7)
Acquisitions	4.9	—	—	—	4.9
Adjustment to purchase price allocations	—	—	—	3.6	3.6
Reversal of unused restructuring reserves	—	—	(2.2)	—	(2.2)
Foreign currency translation	—	(17.4)	14.0	—	(3.4)

Balance as of December 31, 2002	$4.9	$35.1	$104.3	$162.8	$307.1

      The goodwill in each of the Company’s segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. The Company utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this evaluation, the Company determined that goodwill associated with its Argentina and North America reporting units was impaired. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2002 indicated that no further reduction in the carrying amount of goodwill was required in 2002.

      Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other indefinite-lived intangible assets over periods ranging from 10 to 40 years. In addition, the Company would periodically review the carrying values assigned to goodwill and other intangible assets based on expectations of future cash flows and operating income generated by the underlying tangible assets. The following is a reconciliation of the Company’s (loss) income before cumulative effect of a change in accounting principle and net (loss) income and net (loss) income per share as if goodwill and indefinite-lived intangible assets were accounted for in accordance with SFAS No. 142 in prior periods (in millions, except per share data):

	2002	2001	2000

Reported (loss) income before cumulative effect of a change in accounting principle	$(60.3)	$22.6	$3.5
Add: Goodwill amortization	—	10.1	7.9
Add: Indefinite-lived trademark amortization	—	1.0	1.0

Adjusted (loss) income before cumulative effect of a change in accounting principle	(60.3)	33.7	12.4
Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—	—

Adjusted net (loss) income	$(84.4)	$33.7	$12.4

Net (loss) income per common share:
Basic:
Reported (loss) income before cumulative effect of a change in accounting principle	$(0.81)	$0.33	$0.06
Add: Goodwill amortization	—	0.15	0.13
Add: Indefinite-lived trademark amortization	—	0.01	0.02

Adjusted (loss) income before cumulative effect of a change in accounting principle	(0.81)	0.49	0.21
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—	—

Adjusted net (loss) income	$(1.14)	$0.49	$0.21

Diluted:
Reported (loss) income before cumulative effect of a change in accounting principle	$(0.81)	$0.33	$0.06
Add: Goodwill amortization	—	0.15	0.13
Add: Indefinite-lived trademark amortization	—	0.01	0.02

Adjusted (loss) income before cumulative effect of a change in accounting principle	(0.81)	0.49	0.21
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—	—

Adjusted net (loss) income	$(1.14)	$0.49	$0.21

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. During the second quarter of 2002, the Company recorded a write-down of property, plant and equipment of $11.2 million in conjunction with the announced closure of its Coventry, England manufacturing facility (Note 3).

     Accrued Expenses

      Accrued expenses at December 31, 2002 and 2001 consisted of the following (in millions):

	2002	2001

Reserve for volume discounts and sales incentives	$103.7	$91.4
Warranty reserves	83.7	61.1
Accrued employee compensation and benefits	85.8	65.6
Accrued taxes	47.4	46.5
Other	124.6	86.1

	$445.2	$350.7

     Warranty Reserves

      The warranty reserve activity for the year ended December 31, 2002 consisted of the following (in millions):

Balance at beginning of the year	$61.1
Acquired businesses	1.7
Accruals for warranties issued during the year	82.8
Settlements made (in cash or in kind) during the year	(66.0)
Foreign currency translation	4.1

Balance at the end of the year	$83.7

      The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.

     Insurance Reserves

      Under the Company’s insurance programs, coverage is obtained for significant liability limits as well as those risks required to be insured by law or contract. It is the policy of the Company to self-insure a portion of certain expected losses related primarily to workers’ compensation and comprehensive general, product and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vehicle liability. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred.

     Stock Incentive Plans

      The Company accounts for all stock-based compensation awarded under its Non-employee Director Incentive Plan, Long-Term Incentive Plan and Stock Option Plan as prescribed under APB No. 25, “Accounting for Stock Issued to Employees,” and also provides the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” APB No. 25 requires no recognition of compensation expense for options granted under the Stock Option Plan as long as certain conditions are met. APB No. 25 does require recognition of compensation expense under the Non-employee Director Incentive Plan and Long-Term Incentive Plan. Refer to Note 10 for additional information.

     Research and Development Expenses

      Research and development expenses are expensed as incurred and are included in engineering expenses in the Consolidated Statements of Operations.

     Advertising Costs

      The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2002, 2001, and 2000 totaled approximately $8.9 million, $9.9 million and $7.9 million, respectively.

     Shipping and Handling Expenses

      All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $12.8 million, $11.7 million and $11.1 million for 2002, 2001 and 2000, respectively.

     Interest Expense, Net

      Interest expense, net for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in millions):

	2002	2001	2000

Interest expense	$66.7	$70.8	$60.3
Interest income	(9.3)	(12.2)	(13.7)

	$57.4	$58.6	$46.6

     Net (Loss) Income Per Common Share

      Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share assumes exercise of outstanding stock options and vesting of restricted stock into common stock during the periods outstanding when the effects of such assumptions are dilutive.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of net (loss) income and the weighted average number of common and common equivalent shares outstanding used to calculate basic and diluted net (loss) income per common share for the years ended December 31, 2002, 2001 and 2000 is as follows (in millions, except per share data):

	2002	2001	2000

Basic (Loss) Earnings Per Share:
Weighted average number of common shares outstanding	74.2	68.3	59.2

(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	$(60.3)	$23.4	$3.5
Extraordinary loss, net of taxes	—	(0.8)	—
Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—	—

Net (loss) income	$(84.4)	$22.6	$3.5

Net (loss) income per common share:
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	$(0.81)	$0.34	$0.06
Extraordinary loss, net of taxes	—	(0.01)	—
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—	—

Net (loss) income	$(1.14)	$0.33	$0.06

Diluted (Loss) Earnings Per Share:
Weighted average number of common shares outstanding	74.2	68.3	59.2
Shares issued upon assumed vesting of restricted stock	—	0.1	0.4
Shares issued upon assumed exercise of outstanding stock options	—	0.1	0.1

Weighted average number of common and common equivalent shares	74.2	68.5	59.7

(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	$(60.3)	$23.4	$3.5
Extraordinary loss, net of taxes	—	(0.8)	—
Cumulative effect of a change in accounting principle, net of taxes	(24.1)	—	—

Net (loss) income	$(84.4)	$22.6	$3.5

Net (loss) income per common share:
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	$(0.81)	$0.34	$0.06
Extraordinary loss, net of taxes	—	(0.01)	—
Cumulative effect of a change in accounting principle, net of taxes	(0.33)	—	—

Net (loss) income	$(1.14)	$0.33	$0.06

      Stock options to purchase 0.6 million, 2.1 million, and 1.4 million shares during 2002, 2001 and 2000, respectively, were outstanding but not included in the calculation of weighted average shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period. In addition, the diluted loss per share calculation for 2002 excludes the potentially dilutive effect of options to purchase approximately 0.7 million shares of the Company’s common stock as the Company incurred a loss and their inclusion would have been anti-dilutive.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Loss

      The Company reports comprehensive (loss) income, defined as the total of net (loss) income and all other non-owner changes in equity and the components thereof in the Consolidated Statements of Stockholders’ Equity. The components of other comprehensive loss and the related tax effects for 2002 and 2001 are as follows (in millions):

	2002

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(83.7)	$26.9	$(56.8)
Unrealized gain on derivatives	1.5	(0.6)	0.9
Unrealized gain on derivatives held by affiliates	0.7	(0.3)	0.4
Foreign currency translation adjustments	2.0	—	2.0

Total other comprehensive loss	$(79.5)	$26.0	$(53.5)

	2001

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(49.0)	$14.7	$(34.3)
Unrealized gain on derivatives	(0.2)	0.1	(0.1)
Unrealized gain on derivatives held by affiliates	(9.8)	4.0	(5.8)
Foreign currency translation adjustments	(77.7)	—	(77.7)

Total other comprehensive loss	$(136.7)	$18.8	$(117.9)

     Financial Instruments

      The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s Revolving Credit Facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2002, the estimated fair values of the Company’s 9 1/2% Senior Notes and 8 1/2% Senior Subordinated Notes (Note 7), based on their listed market values, were $272.1 million and $250.0 million, respectively, compared to their carrying values of $250.0 million and $249.1 million, respectively.

      The Company enters into foreign exchange forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. At December 31, 2002 and 2001, the Company had foreign exchange forward contracts outstanding with gross notional amounts of $225.4 million and $216.1 million, respectively. The fair value is a gain on the foreign exchange forward contracts at December 31, 2002 of $7.1 million. These foreign exchange forward contracts do not subject the Company’s results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes.

      The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Accounting Changes

      On January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires companies to cease amortizing goodwill and other indefinite-lived intangible assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that an initial impairment assessment be performed on all goodwill and indefinite-lived intangible assets. This assessment involves determining an estimate of the fair value of the Company’s reporting units and trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. The adoption of SFAS No. 142 resulted in a reduction of amortization expense of approximately $17.1 million during 2002 compared to 2001.

      The goodwill in each of the Company’s segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. The Company utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, the Company determined that goodwill associated with its Argentine and North American reporting units was impaired. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002.

      In July 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the effect of this statement on its results of operations and financial position, but does not believe the impact will be material.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB Statement No. 121. “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”) for the disposal of a segment of business (as previously defined in APB Opinion No. 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the statement of operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard had no impact on its current results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is evaluating the effect of this statement on its results of operations and financial position, but does not believe the impact will be material. The new standard will require the Company to reclassify the extraordinary loss recorded in 2001 to interest expense, net which will result in a reduction in income before extraordinary loss by $0.01 per share but have no impact on net income or stockholders’ equity.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 does not impact the Company’s current restructuring plans related to the closure of the Coventry, England manufacturing facility. The Company will comply with this Statement for any future exit or disposal activities. The DeKalb, Illinois closure will be accounted for under the requirements of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002 and are included in Note 12.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 effective for the year ending December 31, 2002 (Note 10).

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 established the criteria for consolidating variable interest entities. The Company is currently evaluating FIN 46, which is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The Company currently does not believe its current securitization facilities and special purpose entity will be affected by this interpretation.

2.     Acquisitions

      On November 7, 2002, The Company completed the acquisition of Sunflower Manufacturing Co., Inc. (“Sunflower”), a former product line of SPX Corporation. Sunflower is a leading producer of tillage, seeding and specialty harvesting equipment, serving the North American market and is located in Beloit, Kansas. The purchase price was approximately $48.0 million and was funded through borrowings under the Company’s revolving credit facility. The acquired assets and liabilities consist primarily of inventories, accounts receivables, property, plant and equipment, technology, tradenames and patents. The results of operations for the Sunflower acquisition are included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Company recorded approximately $4.9 million of goodwill and $7.1 million of tradenames and patents associated with the acquisition of Sunflower. The tradenames and patents will be amortized over a period from 15 to 30 years. The Sunflower acquisition was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. The purchase price allocation for the Sunflower acquisition is preliminary and is subject to adjustment and will be completed in 2003.

      On March 5, 2002, the Company completed its agreement with Caterpillar Inc. (“Caterpillar”) to acquire the design, assembly and marketing of the new MT Series of Caterpillar’s Challenger tractor line. The Company issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.3 million based on the closing price of the Company’s common stock on the acquisition date. During July 2002, the Company received approximately $0.9 million from Caterpillar pursuant to the terms of the purchase agreement, whereby any proceeds Caterpillar received upon the sale of the Company’s stock above $21.0 million would be refunded to the Company. In addition, the Company purchased approximately $13.6 million of initial production inventory from Caterpillar in connection with a supply agreement with Caterpillar. The addition of the Challenger tractor line provides the Company with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, the Company will provide Caterpillar dealers with additional products that will broaden their equipment offerings and enhance their competitive position. The results of operations for this product line have been included in the Company’s results as of and from the date of the acquisition. The acquired assets consisted primarily of inventory and property, plant and equipment. There were no accounts receivable acquired or liabilities assumed in the transaction since all rights and obligations relating to past sales of the prior series of the Challenger product line remain with Caterpillar. The Challenger acquisition was accounted for in accordance with SFAS No. 141, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. Since the preliminary fair value of the assets acquired was in excess of the purchase price, no goodwill was recorded in connection with the acquisition. The purchase price allocation for the Challenger acquisition is preliminary and is subject to adjustment and will be completed in 2003.

      On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Co., Inc. (“Ag-Chem”), a manufacturer and distributor of self-propelled sprayers. The Company paid Ag-Chem shareholders approximately $247.2 million consisting of approximately 11.8 million AGCO common shares and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under the Company’s revolving credit facility. The acquired assets and liabilities primarily consisted of technology, trademarks, tradenames, accounts receivables, inventories, property, plant and equipment, accounts payable and accrued liabilities. The results of operations for the Ag-Chem acquisition are included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Company recorded approximately $145.2 million of goodwill and $27.2 million of trademarks and other identifiable intangible assets associated with the acquisition of Ag-Chem. The trademarks and other identifiable intangible assets are being amortized over periods ranging from 8 to 30 years.

      The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) No. 16, “Business Combinations,” and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, the Company established $3.1 million in liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and 15 parts and service facilities.

      During the first quarter of 2002, all costs in connection with the liabilities established had been incurred. Accordingly, the Company adjusted its purchase price allocation to reflect a reduction in these established liabilities by $0.4 million. In addition, the Company finalized its purchase price allocation resulting in a net total goodwill adjustment of approximately $3.6 million. The adjustment primarily related to the reflection of final appraised values of property, plant and equipment acquired and the establishment of certain liabilities related to outstanding litigation and warranty obligations.

      In May 2000, the Company acquired from CNH Global N.V. (“CNH”) its 50% share in Hay and Forage Industries (“HFI”) for $10.0 million. This agreement terminated a joint venture agreement in which CNH and AGCO each owned 50% interests in HFI, thereby providing AGCO with sole ownership of the facility. HFI, located in Hesston, Kansas develops and manufactures hay and forage equipment and implements that AGCO sells under various brand names. The acquired assets and liabilities primarily consisted of technology, production inventories, property, plant and equipment related to its manufacturing operations, accounts payable and accrued liabilities. The financial statements of HFI, which were previously accounted for under the equity method of accounting, were consolidated with the Company’s financial statements as of the date of the acquisition.

      In connection with the acquisition of Xaver Fendt GmbH in 1997, the Company established liabilities of $7.1 million primarily related to severance and other costs associated with the planned closure of certain sales and marketing offices and parts distribution operations. Approximately $3.1 million of the reserves originally established remained at December 31, 2001. During the second quarter of 2002, the Company reversed to goodwill approximately $2.2 million of restructuring reserves determined not to be required. During 2002, $0.8 million of costs were incurred leaving a remaining $0.1 million of reserves at December 31, 2002. These costs are expected to be incurred in 2003.

      The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2002, 2001 and 2000 as if the Ag-Chem acquisition had occurred at the beginning of 2000 and the Challenger and Sunflower acquisitions had occurred at the beginning of 2001. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company would actually have been had the transactions occurred on the dates indicated or what the results of operations may be in any future period.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002	2001	2000

	(in millions, except per share data)
Net sales	$2,962.5	$2,761.2	$2,633.3
Loss before extraordinary loss and cumulative effect of a change in accounting principle	(57.2)	(33.1)	(8.8)
Net loss	(81.3)	(33.9)	(8.8)
Net loss per common share – basic	$(1.08)	$(0.47)	$(0.12)
Net loss per common share – fully diluted	$(1.08)	$(0.47)	$(0.12)

3.     Restructuring and Other Infrequent Expenses

      The Company recorded restructuring and other infrequent expenses of $42.7 million, $13.0 million and $21.9 million in 2002, 2001 and 2000, respectively. The 2002 expense consisted of $40.2 million associated with the closure of the Company’s tractor manufacturing facility in Coventry, England and $3.5 million primarily associated with various functional rationalizations, offset by a $1.0 million net gain related to the sale of two closed manufacturing facilities. The 2001 expense consisted of $8.5 million associated with the integration of the Ag-Chem acquisition and $4.5 million associated with manufacturing facility rationalizations commenced in prior years. The 2000 expense consisted of $24.9 million associated with the closure of certain manufacturing facilities in the United States and Argentina and a credit of $3.0 million related to the reversal of reserves established in 1997.

     Coventry Rationalization

      During the second quarter of 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. In connection with the restructuring plan, the Company has recorded approximately $40.2 million of restructuring and other infrequent expenses during 2002. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	$—	$8.2	$18.0	$2.1	$28.3

      The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. Approximately 250 employees had been terminated as of December 31, 2002. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $28.3 million of restructuring costs accrued at

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 are expected to be incurred during 2003. The Company also recorded approximately $1.4 million of inventory reserves during 2002 reflected in costs of goods sold related to inventory that was identified as obsolete as a result of the closure.

      In October 2002, the Company applied to the High Court in London, England, for clarification of a rule in its U.K. pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to normal retirement age of 65. On December 20, 2002, the High Court ruled against the Company’s position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted the Company approval to appeal the judgment in the Court of Appeal. The Company and its advisors maintain the view that reduced pension payments should be payable and, as a result, have appealed the judgment to the Court of Appeal. Under the appeal process in England, a panel of judges who had no involvement with the High Court proceedings will hear the appeal and determine the outcome on its merits. A majority ruling of the Court of Appeal judges is required to overturn the original High Court decision.

      The Company, based upon advice of its legal advisors, has reassessed the merits of its case in consideration of the High Court ruling and maintains the opinion that the likelihood of an unfavorable resolution to this matter is reasonably possible, but does not consider it to be probable. Consequently, the Company has not recorded a loss as of December 31, 2002 related to this matter. In the event that the Company’s position is not ultimately upheld, the closure of the Company’s Coventry facility and past early retirement programs would entitle certain terminated employees to receive unreduced pension payments. The estimated impact to the Company’s pension plan would be an increase in the Company’s pension plan liabilities of approximately $55 million to $60 million and a related charge to the Company’s Consolidated Statements of Operations. The Company presently estimates that additional funding to the pension plan related to this increased liability would be approximately $6.5 million per annum for the next 10 years. The timing of the Company’s obligation to fund cash into the pension plan with respect to this increased liability would depend on many factors including the overall funded status of the plan and the investment returns of the plan’s assets.

      In addition, the Company recorded restructuring and other infrequent expenses of $3.4 million during 2002. The expense primarily relates to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel and certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, as well as the restructuring of the Company’s North American information systems function. The $2.6 million of severance costs recorded associated with these activities relate to the termination of 137 employees in total. At December 31, 2002, approximately $2.6 million of the amount accrued had been incurred. The remaining balance of $0.8 million is expected to be incurred during 2003.

     Ag-Chem Acquisition Integration

      In 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. The Company consolidated AGCO’s Willmar, Minnesota manufacturing facility and Ag-Chem’s Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. In addition, the Company closed Ag-Chem’s Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. The Company also closed fifteen parts and service facilities and integrated parts warehousing and logistics into AGCO’s North American parts distribution system.

      All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. Employee retention payments related to incentives paid to Ag-Chem and AGCO employees who

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remained employed until certain future termination dates were accrued over the term of the retention period. The Company incurred facility closure costs, which included employee relocation costs and other future exit costs at the Company’s Willmar location after operations ceased. The facility relocation and transition costs were expensed as incurred and represented costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. There are no remaining costs accrued related to these rationalizations as of December 31, 2002. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down				Facility
	of Property,		Employee	Facility	Relocation
	Plant and	Employee	Retention	Closure	and Transition
	Equipment	Severance	Payments	Costs	Costs	Total

2001 Provision	$0.4	$1.3	$1.4	$0.8	$4.6	$8.5
Less: Non-cash expense	0.4	—	—	—	—	0.4

Cash expense	—	1.3	1.4	0.8	4.6	8.1
2001 cash activity	—	(0.7)	(1.2)	(0.7)	(4.6)	(7.2)

Balances as of December 31, 2001	—	0.6	0.2	0.1	—	0.9
2002 Provision	—	0.2	—	—	0.1	0.3
Reversal of 2001 Provision	—	—	(0.2)	—	—	(0.2)
2002 cash activity	—	(0.8)	—	(0.1)	(0.1)	(1.0)

Balances as of December 31, 2002	$—	$—	$—	$—	$—	$—

           1999 Through 2001 Manufacturing Facility Rationalizations

      In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing Company facilities or outsourced to third parties. The Company expensed approximately $4.5 million and $24.9 million associated with these rationalizations during 2001 and 2000, respectively, and had $1.0 million of costs accrued related to these rationalizations as of December 31, 2001. The Company did not record any additional restructuring and other infrequent expenses in 2002 related to these closures. The Company incurred approximately $0.5 million of expenses during 2002. The remaining accrued restructuring costs of $0.5 million primarily relate to noncancelable lease termination costs and will be incurred through 2005.

      In addition, during 2002, the Company sold its closed manufacturing facilities in Independence, Missouri and Coldwater, Ohio. A net gain on the sale of these two facilities of $1.0 million was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations.

4.     Accounts Receivable Securitization

      At December 31, 2002, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $424.9 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company completed the U.S. securitization facility in 2000 and completed the Canadian and European securitization facilities in 2001. Outstanding funding under these facilities totaled approximately $423.9 million at December 31, 2002 and $402.0 million at December 31, 2001. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Losses on sales of receivables primarily from securitization facilities were $14.8 million in 2002 and $23.5 million in 2001. The amount for 2001 includes $4.0 million of losses and transaction fees associated with the initial closing and funding of the Canadian and European facilities. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	U.S.		Canada		Europe		Total

	2002	2001	2002	2001	2002	2001	2002	2001

Unpaid balance of receivables sold at December 31	$311.9	$323.8	$78.2	$78.1	$133.1	$107.0	$523.2	$508.9
Retained interest in receivables sold	$61.9	$73.8	$18.2	$18.1	$19.2	$15.0	$99.3	$106.9
Credit losses on receivables sold	$1.2	$1.4	$—	$—	$—	$—	$1.2	$1.4
Average liquidation period (months)	5.9	5.5	5.9	5.5	2.4	2.3
Discount rate	2.4%	4.5%	3.1%	4.3%	4.2%	5.0%

      The Company continues to service the sold receivables and maintains a retained interest in the receivables. The Company received approximately $5.7 million and $4.3 million in servicing fees in 2002 and 2001, respectively. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2002, approximately $3.3 million of the unpaid balance of receivables sold was past due 60 days or more. The fair value of the retained interest is approximately $97.3 million compared to the carrying amount of $99.3 million and is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. Assuming a 10% and 20% increase in the discount rate assumed the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. For 2002, the Company received approximately $919.5 million from sales of receivables and $5.7 million for servicing fees. For 2001, the Company received $879.2 million from sales of receivables and $4.3 million for servicing fees.

5.     Investments in Affiliates

      Investments in affiliates as of December 31, 2002 and 2001 were as follows (in millions):

	2002	2001

Retail finance joint ventures	$64.7	$57.5
Manufacturing joint ventures	4.9	4.6
Other	8.9	7.5

	$78.5	$69.6

      The manufacturing joint ventures as of December 31, 2002 consisted of joint ventures with unrelated manufacturers to produce transmissions in Europe and engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers and licensees. In 2001, the Company sold its minority interest in a European farm equipment manufacturer in exchange for $8.6 million. In connection

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the sale, the Company recorded a pre-tax gain of $5.2 million, which is included in other expense, net in the Consolidated Statements of Operations. The Company’s equity in earnings of this investment was not significant for 2001 or 2000.

      The Company’s equity in net earnings of affiliates for 2002, 2001 and 2000 were as follows (in millions):

	2002	2001	2000

Retail finance joint ventures	$12.7	$10.1	$10.3
Other	1.0	0.5	(0.5)

	$13.7	$10.6	$9.8

      The manufacturing joint ventures of the Company primarily sell their products to the joint venture partners at prices which result in operating at or near breakeven on an annual basis.

      Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 were as follows (in millions):

	As of December 31,

	2002	2001

Total assets	$1,538.4	$1,314.6
Total liabilities	1,399.7	1,195.4
Partners’ equity	138.7	119.2

	For the Years Ended December 31,

	2002	2001	2000

Revenues	$143.2	$138.1	$145.2
Costs	100.9	104.5	112.8

Income before income taxes	$42.3	$33.6	$32.4

      The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies. AGCO does not guarantee the obligations of the retail finance joint ventures.

6.     Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The sources of income (loss) before income taxes, equity in net earnings of affiliates, extraordinary loss and the cumulative effect of a change in accounting principle were as follows for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000

United States	$(98.7)	$(104.6)	$(109.3)
Foreign	124.5	119.3	95.4

Income (loss) before income taxes, equity in net earnings of affiliates, extraordinary loss and the cumulative effect of a change in accounting principle	$25.8	$14.7	$(13.9)

      The provision (benefit) for income taxes by location of the taxing jurisdiction for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in millions):

	2002	2001	2000

Current:
United States:
Federal	$—	$—	$(7.4)
State	—	—	(0.2)
Foreign	51.4	34.7	37.6

	51.4	34.7	30.0
Deferred:
United States:
Federal	43.3	(33.8)	(33.4)
State	9.5	(4.1)	(5.2)
Foreign	(4.4)	5.1	1.0

	48.4	(32.8)	(37.6)

	$99.8	$1.9	$(7.6)

      At December 31, 2002, the Company had approximately $718.2 million of undistributed earnings of the Company’s foreign subsidiaries. These earnings are considered to be indefinitely invested, and accordingly, no United States federal or state income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

      A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision (benefit) for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 is as follows (in millions):

	2002	2001	2000

Provision (benefit) for income taxes at United States federal statutory rate of 35%	$9.0	$5.2	$(4.9)
State and local income taxes, net of federal income tax benefit	(3.8)	(4.1)	(4.3)
Taxes on foreign income which differ from the United States statutory rate	4.3	(2.5)	0.6
Income or losses with no tax benefit (expense)	(1.0)	2.8	4.2
Adjustment to valuation allowance	91.0	—	—
Other	0.3	0.5	(3.2)

	$99.8	$1.9	$(7.6)

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For 2000, the Company has included in “Other” the recognition of a United States tax credit carryback of approximately $2.0 million.

      The significant components of the net deferred tax assets at December 31, 2002 and 2001 were as follows (in millions):

	2002	2001

Deferred Tax Assets:
Net operating loss carryforwards	$164.2	$141.6
Sales incentive discounts	35.6	30.6
Inventory valuation reserves	17.4	15.0
Pensions and postretirement health care benefits	27.1	7.8
Other	82.5	64.2
Valuation allowance	(126.2)	(52.7)

Total deferred tax assets	200.6	206.5

Deferred Tax Liabilities:
Tax over book depreciation	42.7	23.5
Tax over book amortization of goodwill	16.1	18.2
Other	1.0	19.1

Total deferred tax liabilities	59.8	60.8

Net deferred tax assets	$140.8	$145.7

Amounts recognized in Consolidated Balance Sheets:
Other current assets	$133.2	$95.6
Other assets	74.4	97.6
Other current liabilities	(2.1)	—
Other noncurrent liabilities	(64.7)	(47.5)

	$140.8	$145.7

      The Company has recorded a net deferred tax asset of $140.8 million and $145.7 million as of December 31, 2002 and 2001, respectively. As reflected in the preceding table, the Company established a valuation allowance of $126.2 million and $52.7 million as of December 31, 2002 and 2001, respectively. The change in the valuation allowance for 2002, 2001 and 2000 was an increase of $73.5 million, a decrease of $19.1 million and a decrease of $7.0 million, respectively. Realization of the asset is dependent on generating sufficient taxable income in future periods. During the year ended December 31, 2002, the Company recognized a non-cash income tax charge of $91.0 million related to increasing the valuation allowance for its United States deferred tax assets. In accordance with SFAS No. 109, the Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and determined that an adjustment to its valuation allowance was appropriate. In making this assessment, all available evidence was considered including the current economic climate as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining deferred tax assets, net of the valuation allowance, in future years.

      The Company has net operating loss carryforwards of $416.7 million as of December 31, 2002, with expiration dates as follows: 2004 – $16.8 million, 2005 – $8.1 million, 2006 – $8.4 million, 2007 – $0.6 million, 2008 – $2.7 million and thereafter or unlimited – $380.1 million. These net operating loss carryforwards include U.S. net loss carryforwards of $285.1 million and foreign net operating loss carryforwards of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$131.6 million. The Company paid income taxes of $41.5 million, $26.9 million and $49.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.     Long-Term Debt

      Long-term debt consisted of the following at December 31, 2002 and 2001 (in millions):

	2002	2001

Revolving credit facility	$126.9	$89.0
9 1/2% Senior notes due 2008	250.0	250.0
8 1/2% Senior subordinated notes due 2006	249.1	248.9
Other long-term debt	10.9	29.8

	$636.9	$617.7

      On April 17, 2001, the Company issued $250.0 million of 9 1/2% Senior Notes due 2008 (the “Senior Notes”). The Senior Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on or after May 1, 2007. The indenture governing the Senior Notes requires the Company to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture also contains certain covenants that, among other things, limit the Company’s ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets. The proceeds were used to repay borrowings outstanding under the Company’s existing revolving credit facility and support the financing of the Ag-Chem acquisition.

      On April 17, 2001, the Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility, which replaced the Company’s existing revolving credit facility, is secured by a majority of the Company’s U.S., Canadian and U.K. based assets and a pledge of a portion of the stock of the Company’s domestic and material foreign subsidiaries. Interest will accrue on borrowings outstanding under the facility, at the Company’s option, at either (1) LIBOR plus a margin based on a ratio of the Company’s senior debt to EBITDA, as adjusted, or (2) the administrative agent’s base lending rate or the federal funds rate plus a margin ranging between 0.625% and 1.5%, whichever is higher. The facility contains covenants, including, among others, covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. At December 31, 2002, interest rates on the outstanding borrowings, ranged from 3.9% to 5.5%, and the weighted average interest rate during 2002 was 4.7%. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. No portion of the revolving credit facility was payable in Euros at December 31, 2002 and $35.5 million was payable in Euros at December 31, 2001. Approximately $19.1 million and $18.8 million of the revolving credit facility was payable in Canadian dollars at December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had borrowings of $126.9 million and availability to borrow $217.6 million under the revolving credit facility. The facility was amended on March 14, 2002 to allow the Long-Term Incentive Plan (“LTIP”) cash expense to be recorded evenly over four quarters for purposes of calculating EBITDA under certain financial covenants. The facility was also amended on December 31, 2002 to change the required ratios for the total debt to EBITDA and Senior Debt to EBITDA covenants.

      In 1996, the Company issued $250.0 million of 8 1/2% Senior Subordinated Notes due 2006 (the “Notes”) at 99.139% of their principal amount. The Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 initially at 104.25% of their principal amount, plus accrued interest, declining ratably to 100% of their principal

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount plus accrued interest, on or after March 15, 2003. The Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

      In March 2001, the Company was issued a notice of default by the trustee of its $250 million 8 1/2% Senior Subordinated Notes due 2006 (the “Notes”) regarding the violation of a covenant restricting the payment of dividends during periods in 1999, 2000 and 2001 when an interest coverage ratio was not met. During those periods, the Company paid approximately $4.8 million in dividends based upon its interpretation that it did not need to meet the interest coverage ratio but, instead, an alternative total debt test. The Company subsequently received sufficient waivers from the holders of the Notes for any violations of the covenant that might have resulted from the dividend payments. In connection with the solicitation of waivers, the Company incurred costs of approximately $2.6 million, which were expensed in the first quarter of 2001. Currently, the Company is prohibited from paying dividends until such time as the interest coverage ratio in the indenture is met.

      At December 31, 2002, the aggregate scheduled maturities of long-term debt are as follows (in millions):

2004	$2.1
2005	128.6
2006	250.7
2007	1.4
2008 and thereafter	254.1

$636.9

      Cash payments for interest were $64.1 million, $65.7 million and $60.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2002, outstanding letters of credit totaled $9.9 million, of which $5.5 million were issued under the revolving credit facility.

8.     Employee Benefit Plans

      The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom and Germany. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net annual pension and postretirement cost and the measurement assumptions for the plans for the years ended December 31, 2002, 2001 and 2000 are set forth below (in millions):

Pension benefits	2002	2001	2000

Service cost	$6.8	$7.8	$8.1
Interest cost	27.5	26.7	27.4
Expected return on plan assets	(30.5)	(29.0)	(30.6)
Amortization of prior service cost	—	—	0.2
Amortization of net actuarial loss	3.5	0.1	0.6
Special termination benefits	—	—	0.5
Curtailment loss	—	—	1.4

Net annual pension costs	$7.3	$5.6	$7.6

Weighted average discount rate	5.8%	6.4%	6.4%
Weighted average expected long-term rate of return on plan assets	7.1%	7.6%	7.3%
Rate of increase in future compensation	3.0- 5.0%	4.0- 5.0%	4.0- 5.0%

Postretirement benefits	2002	2001	2000

Service cost	$0.4	$0.3	$0.4
Interest cost	1.7	1.5	1.4
Amortization of transition and prior service cost	—	0.1	—
Amortization of unrecognized net gain	(0.2)	(0.5)	(0.4)
Curtailment gain	—	—	(1.4)

Net annual postretirement costs	$1.9	$1.4	$—

Weighted average discount rate	6.75%	7.5%	7.7%

      The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2002 and 2001 (in millions):

			Postretirement
	Pension Benefits		Benefits

Change in benefit obligation	2002	2001	2002	2001

Benefit obligation at beginning of year	$431.3	$444.3	$21.7	$21.0
Service cost	6.8	7.8	0.4	0.3
Interest cost	27.5	26.7	1.7	1.5
Plan participants’ contributions	2.1	2.1	—	—
Actuarial (gain) loss	23.2	(14.0)	2.4	2.0
Acquisitions	—	—	1.0	—
Benefits paid	(24.5)	(24.8)	(3.0)	(3.1)
Foreign currency exchange rate changes	42.7	(10.8)	—	—

Benefit obligation at end of year	$509.1	$431.3	$24.2	$21.7

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits

Change in plan assets	2002	2001	2002	2001

Fair value of plan assets at beginning of year	$372.9	$443.0	$—	$—
Actual return on plan assets	(21.9)	(52.1)	—	—
Employer contributions	11.5	15.5	3.0	3.1
Plan participants’ contributions	2.1	2.1	—	—
Benefits paid	(24.5)	(24.8)	(3.0)	(3.1)
Foreign currency exchange rate changes	31.9	(10.8)	—	—

Fair value of plan assets at end of year	$372.0	$372.9	$—	$—

Funded status	$(137.1)	$(58.4)	$(24.2)	$(21.7)
Unrecognized net obligation	—	—	0.3	0.3
Unrecognized net actuarial loss (gain)	165.2	80.7	(1.6)	(4.3)
Unrecognized prior service cost	—	—	1.0	0.1

Net amount recognized	$28.1	$22.3	$(24.5)	$(25.6)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(107.4)	(29.5)	(24.5)	(25.6)
Additional minimum pension liability	135.5	51.8	—	—

Net amount recognized	$28.1	$22.3	$(24.5)	$(25.6)

      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $509.1 million, $479.3 million and $372.0 million, respectively, as of December 31, 2002 and $431.3 million, $401.5 million and $372.9 million, respectively, as of December 31, 2001. At December 31, 2002, the Company had recorded a reduction to equity of $135.5 million, net of taxes of $41.6 million related to the recording of a minimum pension liability primarily related to the Company’s UK plans where the accumulated benefit obligation exceeded plan assets.

      For measuring the expected postretirement benefit obligation, an 8.25% health care cost trend rate was assumed for 2003, decreasing 0.75% per year to 6.0% and remaining at that level thereafter. For 2002, a 6.75% health care cost trend rate was assumed. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2002 and the accumulated postretirement benefit obligation at December 31, 2002 (in millions):

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on service and interest cost	$0.1	$(0.1)
Effect on accumulated benefit obligation	$1.8	$(1.6)

      The Supplemental Executive Retirement Plan (“SERP”) is an unfunded plan that provides Company executives with retirement income for a period of ten years based on a percentage of their final base salary, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. The benefit paid to the executive is equal to 3% of the final base salary times credited years of service, with a maximum benefit of 60% of the final base salary. Benefits under the SERP vest at age 65 or, at the discretion

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Board of Directors, at age 62 reduced by a factor to recognize early commencement of the benefit payments.

      Net annual SERP cost and the measurement assumptions for the plan for the years ended December 31, 2002, 2001 and 2000 are set forth below (in millions):

	2002	2001	2000

Service cost	$0.5	$0.4	$0.4
Interest cost	0.3	0.3	0.2
Amortization of prior service cost	0.3	0.3	0.2
Recognized actuarial gain	(0.1)	—	—

Net annual SERP costs	$1.0	$1.0	$0.8

Discount rate	6.75%	7.5%	7.5%
Rate of increase in future compensation	5.0%	4.0%	4.0%

      The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2002 and 2001 (in millions):

Change in benefit obligation	2002	2001

Benefit obligation at beginning of year	$4.4	$4.6
Service cost	0.5	0.4
Interest cost	0.3	0.3
Actuarial (gain) loss	0.1	(0.9)

Benefit obligation at end of year	$5.3	$4.4

Funded status	$5.3	$4.4
Unrecognized net actuarial gain	0.7	0.8
Unrecognized prior service cost	(3.2)	(3.5)

Net amount recognized	$2.8	$1.7

Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$3.8	$2.8
Intangible asset	(1.0)	(1.1)

Net amount recognized	$2.8	$1.7

      The Company maintains separate defined contribution plans covering certain employees primarily in the United States and United Kingdom. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed $3.4 million, $2.8 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

9.     Common Stock

      At December 31, 2002, the Company had 150.0 million authorized shares of common stock with a par value of $0.01, with 75.2 million shares of common stock outstanding, 1.8 million shares reserved for issuance under the Company’s 2001 Stock Option Plan (Note 10), 0.1 million shares reserved for issuance under the Company’s Non-employee Director Stock Incentive Plan (Note 10) and 1.9 million shares reserved for issuance under the Company’s Long-Term Incentive Plan (Note 10).

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 1994, the Company designated 300,000 shares of Junior Cumulative Preferred Stock (“Junior Preferred Stock”) in connection with the adoption of a Stockholders’ Rights Plan (the “Rights Plan”). Under the terms of the Rights Plan, one-third of a preferred stock purchase right (a “Right”) is attached to each outstanding share of the Company’s common stock. The Rights Plan contains provisions that are designed to protect stockholders in the event of certain unsolicited attempts to acquire the Company. Under the terms of the Rights Plan, each Right entitles the holder to purchase one one-hundredth of a share of Junior Preferred Stock, par value of $0.01 per share, at an exercise price of $200 per share. The Rights are exercisable a specified number of days following (i) the acquisition by a person or group of persons of 20% or more of the Company’s common stock or (ii) the commencement of a tender or exchange offer for 20% or more of the Company’s common stock. In the event the Company is the surviving company in a merger with a person or group of persons that owns 20% or more of the Company’s outstanding stock, each Right will entitle the holder (other than such 20% stockholder) to receive, upon exercise, common stock of the Company having a value equal to two times the Right’s exercise price. In addition, in the event the Company sells or transfers 50% or more of its assets or earning power, each Right will entitle the holder to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Right’s exercise price. The Rights may be redeemed by the Company at $0.01 per Right prior to their expiration on April 27, 2004.

      In March 2001, the Company sold 555 non-voting preferred shares, which were convertible into shares of the Company’s common stock in a private placement with net proceeds of approximately $5.3 million. In June 2001, the preferred shares were converted into 555,000 shares of the Company’s common stock.

10.     Stock Incentive Plans

     Non-employee Director Stock Incentive Plan

      The Company’s Non-employee Director Stock Incentive Plan (the “Director Plan”) provides for restricted stock awards to non-employee directors based on increases in the price of the Company’s common stock. The awarded shares are earned in specified increments for each 15% increase in the average market value of the Company’s common stock over the initial base price established under the plan. When an increment of the awarded shares is earned, the shares are issued to the participant in the form of restricted stock which vests at the earlier of 12 months after the specified performance period or upon departure from the Board of Directors. When the restricted shares are earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award is earned is paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. At December 31, 2002, there were 13,500 shares awarded but not earned under the Director Plan and 50,976 shares that have been earned but not vested under the Director Plan.

      Outstanding shares awarded but not earned as of December 31, 2002 consist of the following and can be earned when the Company’s average common stock price reaches the following increments (over a consecutive 20-day period):

	Stock Price

	$26.12	$29.13	$32.14	Total

Shares	4,500	4,500	4,500	13,500

     Long-Term Incentive Plan (“LTIP”)

      The Company’s LTIP provides for restricted stock awards to executives based on increases in the price of the Company’s common stock. The awarded shares may be earned over a five-year performance period in specified increments for each 20% increase in the average market value of the Company’s common stock over the established initial base price. For all restricted stock awards prior to 2000, earned shares are issued to the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant in the form of restricted stock which generally carries a five-year vesting period with one-third of each earned award vesting at the end of the third, fourth and fifth year after each award is earned. In 2000, the LTIP was amended to replace the vesting schedule with a non-transferability period for all future grants. Accordingly, for restricted stock awards in 2000 and all future awards, earned shares are subject to a non-transferability period, which expires over a five-year period with the transfer restrictions lapsing in one-third increments at the end of the third, fourth and fifth year after each award is earned. During the non-transferability period, participants will be restricted from selling, assigning, transferring, pledging or otherwise disposing of any earned shares, but earned shares are not subject to forfeiture. In the event a participant terminates employment with the Company, the non-transferability period is extended by two years. When the earned shares have vested and are no longer subject to forfeiture, the Company is obligated to pay a cash bonus equal to 40% of the value of the shares on the date the shares are earned in order to satisfy a portion of the estimated income tax liability to be incurred by the participant.

      For awards granted in 2000 and in the future, the Company will record the entire compensation expense relating to the market value of the earned shares and related cash bonus in the period in which the award is earned. For awards granted prior to 2000, the market value of awards earned are added to common stock and additional paid-in capital and an equal amount is deducted from stockholders’ equity as unearned compensation. The LTIP unearned compensation and the amount of cash bonus to be paid when the awarded shares become vested are amortized to expense ratably over the vesting period. The Company recognized compensation expense associated with the LTIP and Director Plan of $44.1 million, $7.1 million and $3.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, consisting of compensation expense relating to earned shares, amortization of stock awards for earned shares issued prior to 2000 and the related cash bonuses.

      Additional information regarding the LTIP for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Shares awarded but not earned at January 1	1,717,000	1,930,000	1,046,000
Shares awarded	755,000	260,000	2,075,000
Shares forfeited or expired unearned	(375,000)	(196,000)	(1,191,000)
Shares earned	(1,349,500)	(277,000)	—

Shares awarded but not earned at December 31	747,500	1,717,000	1,930,000
Shares available for grant	1,156,000	1,536,000	1,600,000

Total shares reserved for issuance	1,903,500	3,253,000	3,530,000

      Outstanding shares awarded but not earned as of December 31, 2002 consist of the following and can be earned when the Company’s average common stock price reaches the following increments (over a consecutive 20-day period):

	Ranges of Stock Price

	$25.00-$28.50	$29.00-$33.25	$38.00	$42.75	$47.50	Total

Shares	83,500	120,250	145,000	181,250	217,500	747,500

      In 2001, the LTIP was amended to permit a participant to elect to forfeit a portion of an earned award in order to fully satisfy federal, state and employment taxes which are payable at the time the shares and the related cash bonus are earned. The number of shares of common stock equal to the value of the participant’s tax liability, net of the cash bonus, are thereby forfeited in lieu of an additional cash payment contributed to the participant’s tax withholding. In 2002 and 2001, 299,409 and 52,540 earned shares, respectively, were forfeited in this manner.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2000, the LTIP was amended to increase the number of shares authorized for issuance by 1,250,000 shares.

      For awards granted prior to 2000, the number of shares vested during the years 2002, 2001 and 2000 were 201,334, 166,500 and 411,667, respectively. All awards granted after 2000 vest immediately upon being earned.

     Stock Option Plan

      The Company’s Stock Option Plan (the “Option Plan”) provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the Board of Directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire not later than ten years from the date of grant.

      Stock option transactions during the three years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Options outstanding at January 1	2,850,345	2,433,497	1,855,919
Options granted	87,500	727,500	802,000
Options exercised	(777,750)	(140,342)	(39,702)
Options canceled	(27,730)	(170,310)	(184,720)

Options outstanding at December 31	2,132,365	2,850,345	2,433,497

Options available for grant at December 31	1,839,438	1,908,938	123,438

Option price ranges per share:
Granted	$18.30-23.00	$8.19-15.12	$11.63-13.13
Exercised	2.50-22.31	1.52-14.63	1.52-11.00
Canceled	11.00-31.25	6.25-31.25	14.63-31.25
Weighted average option prices per share:
Granted	$20.68	$14.32	$11.69
Exercised	11.61	8.07	8.12
Canceled	16.97	15.87	18.66
Outstanding at December 31	16.69	15.28	15.19

      At December 31, 2002, the outstanding options had a weighted average remaining contractual life of approximately 6.9 years and there were 1,242,826 options currently exercisable with option prices ranging from $6.25 to $31.25 and with a weighted average exercise price of $18.87.

      In 2001, the Company’s shareholders approved a new Stock Option Plan to replace the existing plan that was scheduled to expire in September 2001. The new plan substantially contains the same terms as the prior plan and expires in 2011. The new plan allows the Company to issue stock option grants for the remaining unissued shares under the prior plan of 123,438, plus an additional 2,500,000 shares.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2002	Price

$ 6.25 — $ 9.10	62,600	7.9	$8.36	23,600	$8.02
$10.50 — $15.12	1,359,599	7.7	$13.18	583,060	$13.14
$16.96 — $23.00	460,200	6.2	$21.96	386,200	$22.20
$25.50 — $31.25	249,966	3.8	$28.11	249,966	$28.11

	2,132,365			1,242,826

      The Company accounts for all stock-based compensation awarded under the Director Plan, the LTIP and the Option Plan as prescribed under APB No. 25, and also provides the disclosures required under SFAS No. 123 and SFAS No. 148. APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There was no compensation expense recorded under APB No. 25 for the Option Plan. However, APB No. 25 does require recognition of compensation expense under the Director Plan and the LTIP.

      For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s stock option plan using the Black-Scholes option pricing model and utilized the Barrier option model for awards granted under the Director Plan and LTIP. Based on these models, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, were as follows (in millions):

	2002	2001	2000

Director Plan	$11.86	$—	$—
LTIP	19.81	9.88	8.50
Option Plan	11.60	8.63	6.23
Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	5.0	7.0	5.6
Risk-free interest rate	3.4%	4.8%	5.8%
Expected volatility	53.3%	52.0%	44.0%
Expected dividend yield	—	—	0.3%

      The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. The following table illustrates the effect on net (loss) income and (loss) earnings

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 (in millions, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net (loss) income, as reported	$(84.4)	$22.6	$3.5
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	16.1	4.4	2.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9.4)	(8.6)	(8.4)

Pro forma net (loss) income	$(77.7)	$18.4	$(2.5)

(Loss) earnings per share:
Basic – as reported	$(1.14)	$0.33	$0.06

Basic – pro forma	$(1.05)	$0.27	$(0.04)

Diluted – as reported	$(1.14)	$0.33	$0.06

Diluted – pro forma	$(1.05)	$0.27	$(0.04)

11.     Derivative Instruments and Hedging Activities

      Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. The cumulative effect for adopting this standard as of January 1, 2001 resulted in a fair value asset, net of taxes of approximately $0.5 million, which was reclassified to earnings over the next twelve months. All derivatives are recognized on the consolidated balance sheets at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company currently engages in derivatives that are classified as cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income until reclassified into earnings at the time of settlement of the forecasted transaction. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

     Foreign Currency Risk

      The Company has significant manufacturing operations in the United States, the United Kingdom, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures include: (i) the British pound in relation to the Euro and the U.S. dollar and (ii) the Euro and the Canadian dollar in relation to the U.S. dollar.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments and forecasts arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts.

      The Company uses foreign currency forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the years ended December 31, 2002 and 2001, the Company recorded net gains of approximately $17.3 million and net losses of approximately $7.8 million under the caption of other expense, net, respectively. These gains and losses were substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

      The Company uses foreign currency forward contracts to hedge forecasted foreign currency inflows and outflows resulting from purchases and sales. The Company currently has hedged anticipated foreign currency cash flows up to twelve months in the future. As of December 31, 2002, the Company had deferred gains, net of taxes, of approximately $0.8 million included in stockholders’ equity as a component of accumulated other comprehensive loss. The deferred gain is expected to be reclassified to earnings during the next twelve months. The Company recorded no gain or loss resulting from a forward contract’s ineffectiveness or discontinuance as a cash flow hedge.

     Interest Rate Risk

      The Company may use interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has no interest rate swap agreements outstanding.

      The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the periods from January 1, 2002 through December 31, 2002 and January 1, 2001 through December 31, 2001 (in millions):

	2002

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)
Net changes in fair value of derivatives	3.9	(1.6)	2.3
Net losses reclassified from accumulated other comprehensive loss into earnings	(2.4)	1.0	(1.4)

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8

	2001

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Cumulative effect of adopting SFAS No. 133, net	$0.8	$(0.3)	$0.5
Net changes in fair value of derivatives	(3.4)	1.4	(2.0)
Net gains reclassified from accumulated other comprehensive loss into earnings	2.4	(1.0)	1.4

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)

      In addition to the above, the Company recorded a deferred gain of $0.4 million, net of taxes, and a deferred loss of $5.8 million, net of taxes, to other comprehensive loss related to derivatives held by affiliates for the years ended December 31, 2002 and 2001, respectively. The gain and loss are related to interest rate

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swap contracts in the Company’s retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure its yield against its fixed rate loan portfolio.

      The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Board of Directors. The policy allows for the use of derivative instruments to hedge exposures to movements in foreign currency and interest rates. The Company’s policy prohibits the use of derivative instruments for speculative purposes.

12.     Commitments and Contingencies

      The future payments required under the Company’s significant commitments as of December 31, 2002 are as follows (in millions):

	Payments Due By Period

	2003	2004	2005	2006	2007	Thereafter	Total

Capital lease obligations	$0.7	$0.6	$0.6	$0.4	$—	$—	$2.3
Operating lease obligations	19.1	13.8	9.4	6.9	5.0	25.9	80.1
Unconditional purchase obligations[1]	15.9	0.2	0.2	—	—	—	16.3
Other long-term obligations	1.6	—	—	—	—	—	1.6

Total contractual cash obligations	$37.3	$14.6	$10.2	$7.3	$5.0	$25.9	$100.3

[1] Unconditional purchase obligations exclude routine purchase orders in the normal course of business.

	Amount of Commitment Expiration Per Period

	2003	2004	2005	2006	2007	Thereafter	Total

Guarantees	$8.6	$5.9	$9.8	$—	$—	$—	$24.3

     Guarantees

      At December 31, 2002, the Company was obligated under certain circumstances to purchase through the year 2005 up to $12.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company believes that any losses, which might be incurred on the resale of this equipment, will not materially impact the Company’s financial position or results of operations.

      At December 31, 2002, the Company guaranteed indebtedness owed to third parties of approximately $11.8 million, primarily related to dealer and end user financing of equipment. The Company believes the credit risk associated with these guarantees is not material to its financial position.

     Other

      In addition, at December 31, 2002, the Company had outstanding foreign currency forward contracts of approximately $151.3 million. All contracts have a maturity of less than one year (Note 11).

      Total lease expense under noncancelable operating leases was $18.9 million, $17.2 million and $17.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      As discussed in Note 3, the Company is involved in litigation with respect to its pension scheme in Coventry, England. The Company is also party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lawsuits, excluding a potential adverse outcome with respect to the pension case, when resolved, will not have a material adverse effect on the financial position or results of operations of the Company (Note 3).

13.     Related Party Transactions

      Rabobank Nederland, a AAA rated financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, the United Kingdom, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and securitization facilities. The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the obligations of the retail finance joint ventures other than 49% of the solvency requirements of the Brazil joint venture. In Brazil, the Company’s joint venture company has an agency relationship with Rabobank whereby Rabobank provides funding. The funding is provided entirely through government-sponsored FINAME facilities which are subject to variation at any time by the Brazilian government.

      The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2002, the Company was obligated under certain circumstances to purchase through the year 2005 up to $12.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

      During 2002, the Company had net sales of $130.2 million to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of the Board of Directors of the Company.

      During 2002, the Company purchased approximately $127.5 million of equipment components from its manufacturing joint venture, GIMA, at cost. During 2002, the Company also purchased approximately $5.3 million of equipment components from its manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

14.     Segment Reporting

      The Company has five reportable segments: North America; South America; Europe/ Africa/ Middle East; Asia/ Pacific; and Sprayers. Each regional segment distributes a full range of agricultural equipment and related replacement parts. Sprayers manufacture and distribute self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All significant intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. As a result of the Ag-Chem acquisition, Sprayers includes Ag-

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chem and the Company’s prior sprayer operations. Segment results for the years ended December 31, 2002, 2001 and 2000 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years ended December 31,	America	America	Middle East	Pacific	Sprayers	Consolidated

2002
Net sales	$791.0	$270.8	$1,486.4	$107.1	$267.4	$2,922.7
(Loss) income from operations	(6.9)	30.5	133.0	19.4	16.2	192.2
Depreciation and amortization	8.6	4.4	30.7	3.9	3.3	50.9
Assets	597.8	128.0	627.4	37.4	150.2	1,540.8
Capital expenditures	14.3	8.8	30.5	—	1.3	54.9
2001
Net sales	$713.4	$257.8	$1,283.6	$97.9	$188.8	$2,541.5
Income (loss) from operations	2.9	22.5	94.5	16.0	(0.6)	135.3
Depreciation and amortization	9.4	5.1	31.3	3.3	2.8	51.9
Assets	427.5	176.3	553.5	30.3	151.6	1,339.2
Capital expenditures	13.0	5.1	18.6	—	2.6	39.3
2000
Net sales	$636.0	$242.8	$1,317.2	$98.4	$41.7	$2,336.1
(Loss) income from operations	(18.6)	6.3	101.4	16.2	1.3	106.6
Depreciation and amortization	12.8	5.6	29.5	2.5	1.2	51.6
Assets	500.0	209.3	685.6	27.3	17.6	1,439.8
Capital expenditures	23.4	4.3	29.0	—	1.0	57.7

      A reconciliation from the segment information to the consolidated balances for income from operations and assets is set forth below (in millions):

	2002	2001	2000

Segment income from operations	$192.2	$135.3	$106.6
Restricted stock compensation expense	(44.1)	(7.1)	(3.8)
Restructuring and other infrequent expenses	(42.7)	(13.0)	(21.9)
Amortization of intangibles	(1.4)	(18.5)	(15.1)

Consolidated income from operations	$104.0	$96.7	$65.8

Segment assets	$1,540.8	$1,339.2	$1,439.8
Cash and cash equivalents	34.3	28.9	13.3
Receivables from affiliates	8.9	8.4	10.4
Investments in affiliates	78.5	69.6	85.3
Other current and noncurrent assets	291.9	313.8	269.0
Intangible assets	394.6	413.4	286.4

Consolidated total assets	$2,349.0	$2,173.3	$2,104.2

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net sales by customer location for the years ended December 31, 2002, 2001 and 2000 were as follows (in millions):

	2002	2001	2000

Net sales:
United States	$881.4	$754.8	$540.2
Canada	129.5	115.2	114.8
Germany	411.4	362.8	371.5
France	273.4	240.6	266.9
United Kingdom and Ireland	170.7	137.6	109.0
Other Europe	488.5	422.3	418.2
South America	263.3	249.4	235.6
Middle East	124.3	99.8	114.3
Asia	46.9	49.6	57.6
Australia	60.2	48.3	40.8
Africa	37.3	29.2	37.3
Mexico, Central America and Caribbean	35.8	31.9	29.9

	$2,922.7	$2,541.5	$2,336.1

      Net sales by product for the years ended December 31, 2002, 2001 and 2000 were as follows (in millions):

	2002	2001	2000

Net sales:
Tractors	$1,712.1	$1,470.3	$1,474.5
Combines	202.1	195.3	145.4
Sprayers	226.9	153.4	30.8
Other machinery	286.7	250.3	238.6
Replacement parts	494.9	472.2	446.8

	$2,922.7	$2,541.5	$2,336.1

      Property, plant and equipment by country as of December 31, 2002 was as follows (in millions):

2002

United States	$111.6
United Kingdom	48.0
Germany	96.1
France	33.9
Brazil	34.9
Other	19.2

$343.7

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Subsequent Event (Unaudited)

      On March 3, 2003, the Company announced the closure of its track tractor facility in DeKalb, Illinois. Currently, the DeKalb plant assembles Challenger track tractors in the range of 235 to 500 horsepower. After a review of cost reduction alternatives, it was determined the current and forecasted production levels were not sufficient to support a stand alone track tractor site. The Company is evaluating the relocation of production to its current facilities in Hesston, Kansas or Jackson, Minnesota. Production at the DeKalb facility is planned to cease by late May 2003 with production to be relocated and resumed in July 2003. At March 3, 2003, there were 186 employees at the DeKalb plant.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      In April 2002, AGCO’s Board of Directors, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP as AGCO’s independent public accountants, and engaged KPMG LLP to serve as AGCO’s independent auditors for the year ended December 31, 2002. For more information, see AGCO’s Current Report on Form 8-K, filed with the SEC on April 30, 2002.

PART III

      The information called for by Items 10, 11, 12 and 13, if any, will be contained in our Proxy Statement for the 2003 Annual Meeting of Stockholders which we intend to file on or about April 4, 2003.

Item 10.     Directors and Executive Officers of Registrant

      The information with respect to directors required by this item set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Directors Continuing in Office” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” set forth on pages 11 and 12 of this Form 10-K is incorporated herein by reference. The information with respect to executive officers required by this item set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.     Executive Compensation

      The information with respect to executive compensation required by this item set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      (a) Securities Authorized for Issuance Under Equity Compensation Plans

      AGCO maintains the AGCO Corporation Long-Term Incentive Plan, the AGCO Corporation Non-employee Director Stock Incentive Plan and the AGCO Corporation Stock Option Plan, (collectively, the “Plans”), pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 10, Stock Incentive Plans, in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plans.

	(a)	(b)	(c)

Number of securities remaining
	Number of Securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding awards	outstanding awards	(excluding securities reflected in
Plan Category	under the Plans	under the Plans	column (a))

Equity compensation plans approved by security holders	2,893,365 *	$22.78	3,000,462
Equity compensation plans not approved by security holders	—	—	—

Total	2,893,365 *	$22.78	3,000,462

*	Includes amounts related to awards that are only issuable upon a minimum 20-day average stock value being attained.

      (b) Security Ownership of Certain Beneficial Owners and Management

      The information required by this item set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

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

      (b) Changes in Internal Controls

      There were no significant changes in our internal controls or in other factors that could significantly affect AGCO Corporation’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in AGCO Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

(1)	The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report for AGCO Corporation and its subsidiaries and Copy of the Report Previously Issued by the Company’s Former Independent Public Accountants are presented on pages 38 to 80 under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

      The following report of Independent Public Accountants and the Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages II-1 through II-3.

Schedule	Description

Copy of the Report Previously Issued by the Company’s Former Independent Public Accountants on Financial Statement Schedule
Schedule II	Valuation and Qualifying Accounts

      Schedules other than that listed above have been omitted because the required information is contained in Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

(3)	The following exhibits are filed or incorporated by reference as part of this report.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
3.2	Amended and Restated By-Laws of the Registrant incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
4.1	Rights Agreement, as amended, between and among AGCO Corporation and SunTrust Bank, as rights agent, dated as of April 27, 1994 incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and to Exhibit 4.1 to the Company’s Form 8-A/ A dated August 8, 1999.
4.2	Indenture dated as of March 20, 1996, between AGCO Corporation and SunTrust Bank, as Trustee, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
4.3	Indenture, dated as of April 17, 2001, between AGCO Corporation and SunTrust Bank and the other parties named therein incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.1	2001 Stock Option Plan incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
10.2	Form of Stock Option Agreements (Statutory and Nonstatutory) incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43437) dated April 16, 1992. *
10.3	Amended and Restated Long-Term Incentive Plan (LTIP III) incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000. *
10.4	First Amendment to the AGCO Corporation Amended and Restated Long-Term Incentive Plan (LTIP III) incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. *

Exhibit
Number	Description

10.5	Non-employee Director Stock Incentive Plan, as amended incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. *
10.6	First Amendment to the AGCO Corporation Non-employee Director Stock Incentive Plan incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended
10.7	December 31, 2001. * Management Incentive Compensation Plan incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995. *
10.8	AGCO Corporation Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.9	1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.*
10.10	Employment and Severance Agreement by and between AGCO Corporation and Robert J. Ratliff incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995. *
10.11	Employment and Severance Agreement by and between AGCO Corporation and Norman L. Boyd incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. *
10.12	Employment and Severance Agreement by and between AGCO Corporation and Donald R. Millard incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. *
10.13	Employment and Severance Agreement by and between AGCO Corporation and James M. Seaver incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995. *
10.14	Receivables Purchase Agreement dated as of January 27, 2000, among AGCO Corporation, AGCO Funding Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as administrative agent, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.15	Credit Agreement dated as of April 17, 2001, among AGCO Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., and the other parties named therein incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.16	First Amendment to Credit Agreement dated as of March 14, 2002, among the Company and its subsidiaries named therein, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. and the lenders named therein incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.17	Second Amendment to Credit Agreement dated as of December 31, 2002, among the Company and its subsidiaries named therein, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. and the lenders named therein.
10.18	Canadian Receivables Purchase Agreement dated as of April 11, 2001, among AGCO Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. and the parties named therein incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.19	European Receivables Purchase Agreement dated as of April 11, 2001, among AGCO Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. and the parties named therein incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number	Description

10.20	Asset Purchase Agreement, dated as of December 16, 2001, by and among AGCO Corporation, Caterpillar Inc. and Caterpillar Agricultural Products Inc. incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 13, 2002.
10.21	First Amendment to Asset Purchase Agreement, dated as of February 28, 2002, by and among AGCO Corporation, Caterpillar Inc. and Caterpillar Agricultural Products Inc. incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 4, 2002.
10.22	Employment and Severance Agreement by and between AGCO Corporation and Stephen D. Lupton. *
21.0	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP for the 2002 consolidated financial statements of AGCO Corporation and subsidiaries.
23.2	Notice Regarding Absence of Consent of Arthur Andersen LLP relating to the financial statements of AGCO Corporation.
24.0	Power of Attorney.

*	Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K.

      During the fiscal quarter ended December 31, 2002, we filed a Current Report on Form 8-K dated October 4, 2002, which announced that our workforce at our Coventry, England, facility had voted in favor of acceptance of our proposed severance package for employees impacted by the closure of the facility. In the Form 8-K, we reported information under Item 5.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AGCO CORPORATION

By:	/s/ ROBERT J. RATLIFF

Robert J. Ratliff
Chairman, President and Chief Executive Officer

Dated: March 17, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT J. RATLIFF Robert J. Ratliff	Chairman, President and Chief Executive Officer	March 17, 2003

/s/ ANDREW H. BECK Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2003

/s/ HENRY J. CLAYCAMP* Henry J. Claycamp	Director	March 17, 2003

/s/ WOLFGANG DEML* Wolfgang Deml	Director	March 17, 2003

/s/ GERALD B. JOHANNESON* Gerald B. Johanneson	Director	March 17, 2003

/s/ ANTHONY D. LOEHNIS* Anthony D. Loehnis	Director	March 17, 2003

/s/ WOLFGANG SAUER* Wolfgang Sauer	Director	March 17, 2003

/s/ W. WAYNE BOOKER* W. Wayne Booker	Director	March 17, 2003

/s/ CURTIS E. MOLL* Curtis E. Moll	Director	March 17, 2003

/s/ DAVID E. MOMOT* David E. Momot	Director	March 17, 2003

/s/ HENDRIKUS VISSER* Hendrikus Visser	Director	March 17, 2003

*By: /s/ STEPHEN D. LUPTON Stephen D. Lupton Attorney-in-Fact

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      I, Robert J. Ratliff, certify that:

1.	I have reviewed this annual report on Form 10-K of AGCO Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT J. RATLIFF
Robert J. Ratliff
Chairman, President and CEO

Date: March 17, 2003

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      I, Andrew H. Beck, certify that:

1.	I have reviewed this annual report on Form 10-K of AGCO Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANDREW H. BECK
Andrew H. Beck
Senior Vice President and Chief Financial Officer

Date: March 17, 2003

ANNUAL REPORT ON FORM 10-K

ITEM 14(A)(2)

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2002

II-1

Note:	This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent public accountants. The Arthur Andersen report refers to certain financial information for the fiscal year ended December 31, 1999 and certain balance sheet information at December 31, 2000, which are no longer included in the accompanying financial statements. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To AGCO Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of AGCO CORPORATION AND SUBSIDIARIES included in this annual report on Form 10-K and have issued our report thereon dated February 6, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 6, 2002

II-2

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

			Additions

				Charged
	Balance at		Charged to	(Credited)		Balance at
	Beginning	Acquired	Costs and	to Other		End of
Description	of Period	Businesses	Expenses	Accounts	Deductions	Period

Year ended December 31, 2002
Allowances for sales incentive discounts	$61.1	$0.1	$113.8	$—	$(105.1)	$69.9

Year ended December 31, 2001
Allowances for sales incentive discounts	$54.9	$—	$94.6	$—	$(88.4)	$61.1

Year ended December 31, 2000
Allowances for sales incentive discounts	$53.6	$—	$79.6	$—	$(78.3)	$54.9

			Additions

				Charged
	Balance at		Charged to	(Credited)		Balance at
	Beginning	Acquired	Costs and	to Other		End of
Description	of Period	Businesses	Expenses	Accounts	Deductions	Period

Year ended December 31, 2002
Allowances for doubtful accounts	$49.1	$0.1	$3.7	$—	$(9.8)	$43.1

Year ended December 31, 2001
Allowances for doubtful accounts	$43.4	$0.9	$9.3	$—	$(4.5)	$49.1

Year ended December 31, 2000
Allowances for doubtful accounts	$43.0	$—	$2.5	$—	$(2.1)	$43.4

			Additions

				Charged
	Balance at		Charged to	(Credited)		Balance at
	Beginning	Acquired	Costs and	to Other		End of
Description	of Period	Businesses	Expenses	Accounts	Deductions	Period

Year ended December 31, 2002
Accruals of severance, relocation and other integration costs	$5.8	$—	$29.5	$(2.4)	$(5.4)	$27.5

Year ended December 31, 2001
Accruals of severance, relocation and other integration costs	$10.3	$—	$3.9	$(0.7)	$(7.7)	$5.8

Year ended December 31, 2000
Accruals of severance, relocation and other integration costs	$22.2	$—	$12.3	$(3.0)	$(21.2)	$10.3

II-3