Form 10-Q
period 2003-03-31
AGCO CORP /DE
filed 2003-05-14
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2003

of

AGCO CORPORATION

A Delaware Corporation
IRS Employer Identification No. 58-1960019
SEC File Number 1-12930

4205 River Green Parkway
Duluth, GA 30096
(770) 813-9200

     AGCO Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     As of April 30, 2003, AGCO Corporation had 75,209,385 shares of common stock outstanding. AGCO Corporation is an accelerated filer (as defined in Rule 12b-2 of the Act).

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21.0	$34.3
Accounts and notes receivable, net	584.9	497.4
Inventories, net	813.9	708.6
Other current assets	171.4	171.9

Total current assets	1,591.2	1,412.2
Property, plant and equipment, net	348.5	343.7
Investment in affiliates	80.9	78.5
Other assets	121.1	120.0
Intangible assets, net	399.5	394.6

Total assets	$2,541.2	$2,349.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$327.5	$312.0
Accrued expenses	404.7	445.2
Other current liabilities	24.0	27.8

Total current liabilities	756.2	785.0
Long-term debt	809.8	636.9
Pensions and postretirement health care benefits	135.9	131.9
Other noncurrent liabilities	78.4	77.6

Total liabilities	1,780.3	1,631.4

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,205,585 and 75,197,285 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	0.8	0.8
Additional paid-in capital	587.7	587.6
Retained earnings	573.1	560.6
Unearned compensation	(0.7)	(0.7)
Accumulated other comprehensive loss	(400.0)	(430.7)

Total stockholders’ equity	760.9	717.6

Total liabilities and stockholders’ equity	$2,541.2	$2,349.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,

	2003	2002

Net sales	$757.2	$619.9
Cost of goods sold	617.2	502.4

Gross profit	140.0	117.5
Selling, general and administrative expenses	78.7	65.3
Engineering expenses	15.9	12.7
Restricted stock compensation expense	0.1	27.0
Restructuring and other infrequent expenses	7.0	0.9
Amortization of intangibles	0.4	0.3

Income from operations	37.9	11.3
Interest expense, net	15.0	14.1
Other expense, net	6.7	5.3

Income (loss) before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	16.2	(8.1)
Income tax provision (benefit)	8.1	(2.9)

Income (loss) before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	8.1	(5.2)
Equity in net earnings of affiliates	4.4	3.1

Income (loss) before cumulative effect of a change in accounting principle	12.5	(2.1)
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)

Net income (loss)	$12.5	$(26.2)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.17	$(0.03)
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)

Net income (loss)	$0.17	$(0.36)

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.17	$(0.03)
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)

Net income (loss)	$0.17	$(0.36)

Weighted average number of common and common equivalent shares outstanding:
Basic	75.1	72.7

Diluted	75.6	72.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$12.5	$(26.2)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of taxes	—	24.1
Depreciation and amortization	14.8	13.1
Amortization of intangibles	0.4	0.3
Restricted stock compensation	0.1	14.6
Equity in net earnings of affiliates, net of cash received	(1.8)	(1.1)
Deferred income tax expense (benefit)	0.6	(14.8)
Changes in operating assets and liabilities net of effect from purchase of businesses:
Accounts and notes receivable, net	(84.9)	(31.9)
Inventories, net	(90.6)	(99.3)
Other current and noncurrent assets	(0.5)	0.6
Accounts payable	8.4	20.5
Accrued expenses	(54.9)	(1.7)
Other current and noncurrent liabilities	1.3	(5.0)

Total adjustments	(207.1)	(80.6)

Net cash used in operating activities	(194.6)	(106.8)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9.3)	(7.3)
Proceeds from sales of property, plant and equipment	7.1	12.2
Sale/purchase of businesses, net of cash acquired	0.2	—
Investment in unconsolidated affiliates	—	(0.2)

Net cash (used for) provided by investing activities	(2.0)	4.7

Cash flows from financing activities:
Proceeds from long-term debt, net	182.2	84.6
Proceeds from issuance of preferred and common stock	0.1	3.2

Net cash provided by financing activities	182.3	87.8

Effect of exchange rate changes on cash and cash equivalents	1.0	(0.8)

Decrease in cash and cash equivalents	(13.3)	(15.1)
Cash and cash equivalents, beginning of period	34.3	28.9

Cash and cash equivalents, end of period	$21.0	$13.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.

2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     In March 2003, the Company announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to its facility in Jackson, Minnesota. Production at the DeKalb facility is planned to cease by late May 2003 with production to be relocated and resumed in July 2003. In connection with the restructuring plan, the Company recorded approximately $0.3 million of restructuring and other infrequent expenses during the three months ended March 31, 2003. The components of the restructuring expenses are summarized in the following table:

	Employee	Employee Retention
	Severance	Payments	Total

2003 Provision	$0.2	$0.1	$0.3
First quarter 2003 cash activity	—	—	—

Balances as of March 31, 2003	$0.2	$0.1	$0.3

     The severance costs relate to the termination of approximately 145 employees, following the completion of production at the DeKalb facility. The employee retention payments relate to incentives paid to DeKalb employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The severance costs are also being accrued over the term of the retention period, as employees are entitled to severance payments only if they remain in service through their scheduled termination dates. Certain employees will relocate to the Jackson, Minnesota facility, and costs associated with relocation will be expensed as incurred. No employees had been terminated or relocated as of March 31, 2003. The employee severance, employee retention and relocation payments will be incurred and paid during 2003. A portion of the machinery and equipment and all tooling located at DeKalb will move to the Jackson, Minnesota facility. The remaining portion of machinery and equipment will be sold or disposed of after production ceases. The buildings, land and improvements will be marketed for sale. The Company estimates total cash closure costs will be approximately $4.0 million.

     During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	Write-down of
	Property, Plant and	Employee	Employee Retention	Facility Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3
2003 Provision	—	—	5.7	0.8	6.5
2003 cash activity	—	(2.6)	(8.6)	(0.5)	(11.7)

Balances as of March 31, 2003	$—	$5.6	$15.1	$2.4	$23.1

     The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. As of March 31, 2003, 361 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $23.1 million of restructuring costs accrued at March 31, 2003 are expected to be incurred during 2003.

     In October 2002, the Company applied to the High Court in London, England, for clarification of a rule in its U.K. pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to normal retirement age of 65. On December 20, 2002, the High Court ruled against the Company’s position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted the Company approval to appeal the judgment in the Court of Appeal. The appeal is currently scheduled for May 2003. The Company and its advisors maintain the view that reduced pension payments should be payable and, as a result, have appealed the judgment to the Court of Appeal. Under the appeal process in England, a panel of judges who had no involvement with the High Court proceedings will hear the appeal and determine the outcome on its merits. A majority ruling of the Court of Appeal judges is required to overturn the original High Court decision.

     The Company, based upon advice of its legal advisors, has reassessed the merits of its case in consideration of the High Court ruling and maintains the opinion that the likelihood of an unfavorable resolution to this matter is reasonably possible, but does not consider it to be probable. Consequently, the Company has not recorded a loss as of March 31, 2003 related to this matter. In the event that the Company’s position is not ultimately upheld, the closure of the Company’s Coventry facility and past early retirement programs would entitle certain terminated employees to receive unreduced pension payments. The estimated impact to the Company’s pension plan would be an increase in the Company’s pension plan liabilities of approximately $55 million to $60 million and a related charge to the Company’s Consolidated Statements of Operations. The Company presently estimates that additional funding to the pension plan related to this increased liability would be approximately $6.5 million per year for the next 10 years. The timing of the Company’s obligation to fund cash into the pension plan

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

with respect to this increased liability would depend on many factors including the overall funded status of the plan and the investment returns of the plan’s assets.

     In addition, during 2002, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses of $3.4 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel and certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany. During the first quarter ended March 31, 2003, the Company recorded an additional $0.2 million of restructuring and other infrequent expenses associated with the rationalization initiatives in Germany. A total of $3.0 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 140 employees in total. At March 31, 2003, a total of approximately $3.1 million of expenses had been incurred and paid. The remaining accrued balance of $0.5 million as of March 31, 2003 is expected to be incurred during 2003.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” SFAS No. 142 also establishes a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

     The goodwill in each of the Company’s segments was tested for impairment during the first quarter of 2002 as required by SFAS No. 142. The Company utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, the Company determined that goodwill associated with its Argentina and North America reporting units was impaired. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted on October 1, 2002 indicated no further reduction in the carrying amount of goodwill was required in 2002. The Company will perform its next impairment analyses as of October 1, 2003, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

     The Company’s acquired intangible assets are as follows:

	March 31, 2003		December 31, 2002

	Gross
	Carrying	Accumulated	Gross Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Patents and Trademarks	$32.7	$(1.7)	$32.7	$(1.5)
Other	4.6	(0.7)	3.4	(0.5)

Total	$37.3	$(2.4)	$36.1	$(2.0)

Unamortized intangible assets:
Trademarks	$53.4		$53.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

     Changes in the carrying amount of goodwill during the three months ended March 31, 2003 are summarized as follows:

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2002	$4.9	$35.1	$104.3	$162.8	$307.1
Adjustment to purchase price allocations	(1.8)	—	—	—	(1.8)
Foreign currency translation	—	1.7	4.2	—	5.9

Balance as of March 31, 2003	$3.1	$36.8	$108.5	$162.8	$311.2

4. LONG-TERM DEBT

     Long-term debt consisted of the following at March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

Revolving credit facility	$299.7	$126.9
9-1/2% Senior notes due 2008	250.0	250.0
8-1/2% Senior subordinated notes due 2006	249.2	249.1
Other long-term debt	10.9	10.9

Total long-term debt	$809.8	$636.9

5. INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002

Finished goods	$351.3	$288.5
Repair and replacement parts	248.1	235.5
Work in process, production parts and raw materials	214.5	184.6

Inventories, net	$813.9	$708.6

6. PRODUCT WARRANTY

     The warranty reserve activity for the three months ended March 31, 2003 consisted of the following:

Balance at beginning of the year	$83.7
Accruals for warranties issued during the period	16.9
Settlements made (in cash or in kind) during the period	(14.0)
Foreign currency translation	1.2

Balance at March 31, 2003	$87.8

     The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

7. NET INCOME (LOSS) PER COMMON SHARE

     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.

     A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended
	March 31,

	2003	2002

Basic Earnings (Loss) Per Share
Weighted average number of common shares outstanding	75.1	72.7

Income (loss) before cumulative effect of a change in accounting principle	$12.5	$(2.1)
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)

Net income (loss)	$12.5	$(26.2)

Net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.17	$(0.03)
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)

Net income (loss) per common share	$0.17	$(0.36)

	Three Months Ended
	March 31,

	2003	2002

Diluted Earnings (Loss) Per Share
Weighted average number of common shares outstanding	75.1	72.7
Shares issued upon assumed vesting of restricted stock	0.1	—
Shares issued upon assumed exercise of outstanding stock options	0.4	—

Weighted average number of common and common equivalent shares	75.6	72.7

Income (loss) before cumulative effect of a change in accounting principle	$12.5	$(2.1)
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)

Net income (loss)	$12.5	$(26.2)

Net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.17	$(0.03)
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)

Net income (loss) per common share	$0.17	$(0.36)

     There were 0.7 million for both the three months ended March 31, 2003 and 2002 of stock options outstanding that were also excluded from the calculation of weighted average number of common shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

8. COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$12.5	$(26.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	32.2	(27.3)
Unrealized loss on derivatives	(0.4)	(0.1)
Unrealized (loss) gain on derivatives held by affiliates	(1.1)	1.6

Total comprehensive income (loss)	$43.2	$(52.0)

9. ACCOUNTS RECEIVABLE SECURITIZATION

     At March 31, 2003, the Company had accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $430.0 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $428.8 million at March 31, 2003 and $423.9 million at December 31, 2002. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net for the three months ended March 31, 2003 and 2002 were $2.9 million and $3.7 million, respectively.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the three months ended March 31, 2003:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8
Net changes in fair value of derivatives	(0.2)	0.1	(0.1)
Net losses reclassified from accumulated other comprehensive income into income	(0.5)	0.2	(0.3)

Accumulated derivative net gains as of March 31, 2003	$0.6	$(0.2)	$0.4

11. STOCK COMPENSATION PLANS

     The Company accounts for all stock-based compensation awarded under the Nonemployee Director Stock Incentive Plan (“the Director Plan”), the Long-Term Incentive Plan (“LTIP”) and the Stock Option Plan (“the Option Plan”) as prescribed under APB No. 25, and also provides the disclosures required under SFAS No. 123 and SFAS No. 148. APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There was no compensation expense recorded under APB No. 25 for the Option Plan. However, APB No. 25 does require recognition of compensation expense under the Director Plan and the LTIP.

     The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

under the Director Plan and LTIP. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148:

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$12.5	$(26.2)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.1	9.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(6.4)

Pro forma net income (loss)	$10.6	$(23.3)

Earnings (loss) per share:
Basic – as reported	$0.17	$(0.36)

Basic – pro forma	$0.14	$(0.32)

Diluted – as reported	$0.17	$(0.36)

Diluted – pro forma	$0.14	$(0.32)

12. SEGMENT REPORTING

     The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2003 and 2002 are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

Three Months Ended	North	South	Europe/Africa	Asia/	Sprayer
March 31,	America	America	/Middle East	Pacific	Division	Consolidated

2003
Net sales	$195.8	$68.9	$375.0	$23.2	$94.3	$757.2
Income (loss) from operations	(6.5)	8.9	28.6	3.0	11.4	45.4
Depreciation and amortization	3.4	1.1	8.4	1.0	0.9	14.8
Assets	689.0	138.9	718.9	37.4	157.5	1,741.7
Capital expenditures	3.1	0.9	4.2	—	1.1	9.3
2002
Net sales	$133.5	$63.0	$296.1	$21.9	$105.4	$619.9
Income (loss) from operations	(5.0)	6.5	19.4	3.7	14.9	39.5
Depreciation and amortization	2.6	1.2	7.6	0.9	0.8	13.1
Assets	555.2	145.7	568.8	29.1	168.5	1,467.3
Capital expenditures	3.4	0.2	2.6	—	1.1	7.3

     A reconciliation from the segment information to the consolidated balances for income from operations and assets is set forth below:

	Three Months Ended
	March 31,

	2003	2002

Segment income from operations	$45.4	$39.5
Restricted stock compensation expense	(0.1)	(27.0)
Restructuring and other infrequent expenses	(7.0)	(0.9)
Amortization of intangibles	(0.4)	(0.3)

Consolidated income from operations	$37.9	$11.3

Segment assets	$1,741.7	$1,467.3
Cash and cash equivalents	21.0	13.8
Receivables from affiliates	5.6	8.9
Investments in affiliates	80.9	74.6
Other current and noncurrent assets	292.5	311.5
Intangible assets	399.5	384.1

Consolidated total assets	$2,541.2	$2,260.2

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

RESULTS OF OPERATIONS

     For the three months ended March 31, 2003, we recorded net income of $12.5 million, or $0.17 per share, compared to a net loss of $26.2 million, or $0.36 per share, for the same period in 2002. During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.33 per share, related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was recorded as a cumulative effect of a change in accounting principle. Net loss before the cumulative effect of a change in accounting principle during the first three months of 2002 was $2.1 million, or $0.03 per share.

     The results for the first quarter of 2003 included restructuring and other infrequent expenses (“restructuring expenses”) of $7.0 million, or $0.06 per share, primarily related to the planned closure of the Coventry, England manufacturing facility announced in June 2002. In addition, the results for the first quarter included restricted stock compensation expense of $0.1 million, primarily related to prior awards earned under the Long-Term Incentive Plan (“LTIP”). The results for the first quarter of 2002 included restructuring expenses of $0.9 million, or $0.01 per share, primarily for costs associated with various rationalization initiatives announced and initiated in 2001 and 2002, as well as restricted stock compensation of $27.0 million, or $0.24 per share, primarily due to increases in our common stock price in the first quarter of 2002 that resulted in restricted stock awards under the LTIP.

     First quarter operating income, including restructuring expenses and restricted stock compensation, was $37.9 million in 2003 compared to $11.3 million in 2002. Earnings improvement in 2003 was primarily due to decreased restricted stock compensation expense. Sales during the first quarter of 2003 were 22.2% higher than 2002, primarily due to incremental sales of the new Challenger product line and the acquired Sunflower brand, as well as positive currency translation impacts. These increases were partially offset by lower sales in the Sprayers product line, resulting from weak market conditions. Higher sales benefited operating income in 2003 although operating margins declined in 2003 compared to 2002. Gross margins declined from 18.9% in 2002 to 18.5% in 2003. This reduction in margins was the result of production inefficiencies and start-up costs associated with manufacturing initiatives, negative currency impacts on European exports and sales mix resulting from the growth of lower margin Challenger sales.

     Retail Sales

     In North America, industry unit retail sales of tractors for the first quarter of 2003 increased approximately 6% over the first quarter of the prior year with an increase in the compact tractor segment, relatively flat demand in the utility tractor segment, and a moderate decrease in the high horsepower segment. Industry unit retail sales of combines were approximately 21% lower than the prior year. Our

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

unit retail sales of tractors and combines for the first quarter of 2003 were higher than the prior year. Sales of our new Challenger product line introduced in 2002 contributed to our unit retail sales results. Our unit retail sales of combines in 2003 were higher due to favorable response to new combine models introduced in 2002.

     In Western Europe, industry unit retail sales of tractors for the first quarter of 2003 decreased approximately 1% compared to the first quarter of the prior year. Market results were mixed with moderate increases in the United Kingdom, France and Italy, offset by declines in Germany and Spain. Our unit retail sales for the first quarter of 2003 also decreased when compared to the prior year period.

     South American industry unit retail sales of tractors in the first quarter of 2003 increased approximately 2% over the first quarter of the prior year. The Argentine and other South American markets experienced increases, while the largest market, Brazil, experienced a slight decrease in demand. The Brazilian government’s subsidized retail financing program, FINAME, continues to be available during 2003, but at lower levels than in 2002. Our South American unit retail sales also increased in the first quarter of 2003 compared to the same period in 2002.

     Outside of North America, Western Europe and South America, net sales for the first quarter of 2003 were approximately 33% higher than the prior year, particularly in Eastern Europe, where demand has increased in countries that have been recently invited to join the European Union.

     Industry unit retail sales of sprayers in North America declined approximately 20% in the first quarter of 2003 compared to 2002. Industry unit retail sales were impacted by higher fertilizer prices and dry conditions in certain key areas. Our unit retail sales of sprayers in North America also declined in 2003 compared to 2002.

STATEMENTS OF OPERATIONS

     Net sales for the first quarter of 2003 were $757.2 million compared to $619.9 million for the same period in 2002. The increase in net sales was primarily due to the Challenger product line introduction, the acquisition of the Sunflower brand and positive foreign currency translation impacts, partially offset by lower sales in the Sprayers product line. Net sales of Challenger brand products, including sales of Challenger track tractors acquired in March 2002, were approximately $60.9 million in the first quarter of 2003. Net sales generated by the acquired Sunflower operations were approximately $8.4 million for the first quarter of 2003. Foreign currency translation positively impacted net sales by $35.5 million in the first quarter of 2003, primarily due to the strengthening of the Euro offset by the weakness of the Brazilian real. Excluding the incremental sales impact of the Challenger and Sunflower acquisitions and foreign currency translation, net sales were approximately 5.5% higher in the first quarter of 2003 compared to the same period in 2002.

     Regionally, net sales in North America, excluding currency impact, increased $62.0 million, or 46.5%, in the first quarter of 2003 compared to the same period in 2002. The sales increase for North America was the result of the Challenger product line introduction and the acquisition of the Sunflower brand. In the Europe/Africa/Middle East region, net sales excluding currency impact, increased $16.6 million, or 5.6%, for the first quarter of 2003 compared to the same period in 2002, primarily resulting from strong increases in the Eastern European and Middle Eastern markets. Net sales excluding currency impact in South America increased $38.2 million, or 60.6% for the first quarter of 2003 compared to the same period in 2002, primarily due to increases in the Argentine and other South American markets other than Brazil. In the Asia Pacific region, net sales excluding currency impact, decreased $1.5 million, or 6.7% for the first quarter of 2003 compared to the same period in 2002, primarily due to sales increases in Australia offset by sales decreases in the Far East. Sprayers net sales excluding currency impact decreased $13.5 million, or 12.8%, in the first quarter of 2003 compared to the same period in 2002, primarily due to weaker market conditions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Gross profit was $140.0 million (18.5% of net sales) for the first quarter of 2003 compared to $117.5 million (18.9% of net sales) for the same period in the prior year. Gross margins weakened primarily due to production inefficiencies and start-up costs associated with manufacturing initiatives including the transition of production from the Coventry, England facility to the Beauvais, France and Canoas, Brazil facilities, as well as sales mix resulting from the growth of lower margin Challenger sales and negative currency impacts on European exports.

     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2003 were $78.7 million (10.4% of net sales) compared to $65.3 million (10.5% of net sales) for the same period in the prior year. SG&A expenses increased primarily as a result of the Challenger and Sunflower acquisitions. Engineering expenses were $15.9 million (2.1% of net sales) for the first quarter of 2003 compared to $12.7 million (2.0% of net sales) for the first quarter of 2002.

     Restricted stock compensation expense was $0.1 million in the first quarter of 2003 compared to $27.0 million in the first quarter of 2002. Due to the rise in our common stock price in the first quarter of 2002, restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in our common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash bonus equal to 40% of the value of the stock also is paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants.

     We recorded restructuring and other infrequent expenses of $7.0 million for the first quarter of 2003 compared to $0.9 million in the first quarter of 2002. The restructuring expenses recorded during 2003 primarily related to the planned closure of our tractor manufacturing facility located in Coventry, England, announced in June 2002. See “Restructuring and Other Infrequent Expenses.” The restructuring expenses recorded in 2002 were associated with various rationalization initiatives announced and initiated in 2001 and 2002.

     Income from operations was $37.9 million (5.0% of net sales) for the first quarter of 2003 compared to $11.3 million (1.8% of net sales) for the same period in the prior year. Income from operations during 2003 includes restricted stock compensation and restructuring expenses of $0.1 million and $7.0 million, respectively, as discussed above. Income from operations during 2002 includes restricted stock compensation and restructuring expenses of $27.0 million and $0.9 million, respectively. The increase in operating income before these charges in 2003 is primarily due to the increase in sales over the prior period.

     Interest expense, net was $15.0 million for the first quarter of 2003 compared to $14.1 million for the first quarter of 2002. The increase in interest expense was due to higher debt levels used to fund Challenger working capital needs and the Sunflower acquisition, offset by lower interest rates in 2003 compared to 2002.

     Other expense, net was $6.7 million in the first quarter of 2003 compared to $5.3 million in the first quarter of 2002. During the first quarter of 2003, losses on sales of receivables primarily under our securitization facilities were $2.9 million compared to $3.7 million for the same period in 2002. The decrease is primarily due to lower interest rates in 2003 compared to 2002. We also experienced higher foreign exchange losses during the first quarter of 2003 than in 2002.

     We recorded an income tax provision of $8.1 million for the first quarter of 2003 compared to an income tax benefit of $2.9 million for the first quarter of 2002. The effective tax rate was 50% for the first quarter of 2003 compared to 36% in the comparable prior year period. The increase in the effective rate is the result of not recording income tax benefits related to first quarter 2003 losses in the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Equity in earnings of affiliates was $4.4 million and $3.1 million for the first quarter of 2003 and 2002, respectively. Equity in earnings in our retail finance were higher in the first quarter of 2003 than in the prior year.

     During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.33 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     In March 2003, we announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to our facility in Jackson, Minnesota. The closure of this facility is consistent with our strategy to reduce excess manufacturing capacity. The closure should also aid in significantly lowering product and operating costs associated with the production of the Challenger track tractors. Production at the DeKalb facility is planned to cease by late May 2003 with production to be relocated and resumed in July 2003. In connection with the restructuring plan, we recorded approximately $0.3 million of restructuring and other infrequent expenses during the three months ended March 31, 2003. The components of the restructuring expenses are summarized in the following table:

	Employee	Employee Retention
	Severance	Payments	Total

2003 Provision	$0.2	$0.1	$0.3
First quarter 2003 cash activity	—	—	—

Balances as of March 31, 2003	$0.2	$0.1	$0.3

     The severance costs relate to the termination of approximately 145 employees, following the completion of production at the DeKalb facility. The employee retention payments relate to incentives paid to DeKalb employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The severance costs are also being accrued over the term of the retention period, as employees are entitled to severance payments only if they remain in service through their scheduled termination dates. Certain employees will relocate to the Jackson, Minnesota facility, and costs associated with relocation will be expensed as incurred. No employees had been terminated or relocated as of March 31, 2003. The employee severance, employee retention and relocation payments will be incurred and paid during 2003. A portion of the machinery and equipment and all tooling located at DeKalb will move to the Jackson, Minnesota facility. The remaining portion of machinery and equipment will be sold or disposed of after production ceases. The buildings, land and improvements will be marketed for sale. We estimate total cash closure costs will be approximately $4.0 million.

     During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table:

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Write-down of
	Property, Plant and	Employee	Employee Retention	Facility Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3
2003 Provision	—	—	5.7	0.8	6.5
2003 cash activity	—	(2.6)	(8.6)	(0.5)	(11.7)

Balances as of March 31, 2003	$—	$5.6	$15.1	$2.4	$23.1

     The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. As of March 31, 2003, 361 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements will be marketed for sale. The $23.1 million of restructuring costs accrued at March 31, 2003 are expected to be incurred during 2003. We expect to incur an additional $10.0 million to $15.0 million of restructuring expenses during the remainder of 2003 related to the Coventry closure.

     In October 2002, we applied to the High Court in London, England, for clarification of a rule in our U.K. pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to normal retirement age of 65. On December 20, 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted us approval to appeal the judgment in the Court of Appeal. The appeal is currently scheduled for May 2003. We and our advisors maintain the view that reduced pension payments should be payable and, as a result, have appealed the judgment to the Court of Appeal. Under the appeal process in England, a panel of judges who had no involvement with the High Court proceedings will hear the appeal and determine the outcome based on its merits. A majority ruling of the Court of Appeal judges is required to overturn the original High Court decision.

     Based upon advice of our legal advisors, we have reassessed the merits of our case in consideration of the High Court ruling and maintain the opinion that the likelihood of an unfavorable resolution to this matter is reasonably possible, but do not consider it to be probable. Consequently, we have not recorded a loss as of March 31, 2003 related to this matter. In the event that our position is not ultimately upheld, the closure of our Coventry facility and past early retirement programs would entitle certain terminated employees to receive unreduced pension payments. The estimated impact to our pension plan would be an increase in our pension plan liabilities of approximately $55 million to $60 million and a related charge to our Consolidated Statements of Operations. We presently estimate that additional funding to the pension plan related to this increased liability would be approximately $6.5 million per year for the next 10 years. The timing of our obligation to fund cash into the pension plan with respect to this increased liability would depend on many factors including the overall funded status

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

of the plan and the investment returns of the plan’s assets.

     In addition, during 2002, we initiated several rationalization plans and recorded restructuring and other infrequent expenses of $3.4 million. The expense primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel and certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany. During the first quarter ended March 31, 2003, we recorded an additional $0.2 million of restructuring and other infrequent expenses associated with the rationalization initiatives in Germany. A total of $3.0 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 140 employees in total. At March 31, 2003, a total of approximately $3.1 million of expenses had been incurred and paid. The remaining accrued balance of $0.5 million as of March 31, 2003 is expected to be incurred during 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     Our primary financing and funding sources are the $250.0 million 8-1/2% Senior Subordinated Notes due 2006 (the “Senior Subordinated Notes”), the $250.0 million 9-1/2% Senior Notes due 2008 (the “Senior Notes”), a $350.0 million revolving credit facility and approximately $430.0 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

     Our $350.0 million multi-currency revolving credit facility with Rabobank matures in October 2005. The facility is secured by a majority of our U.S., Canadian and U.K. based assets and a pledge of the stock of our domestic and material foreign subsidiaries. Interest accrues on borrowings outstanding under the facility, at our option, at either (1) LIBOR plus a margin based on a ratio of our senior debt to EBITDA, as adjusted, or (2) the administrative agent’s base lending rate or the federal funds rate plus a margin ranging between .625% and 1.5%, whichever is higher. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, we must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. On March 14, 2002, we amended our revolving credit facility agreement to allow the LTIP cash expense to be recorded evenly over four quarters for purposes of calculating EBITDA under certain financial covenants. The facility was also amended on December 31, 2002 to change the required ratios for the total debt to EBITDA and Senior Debt to EBITDA covenants. As of March 31, 2003, we had borrowings of $299.7 million and availability to borrow $44.7 million under the revolving credit facility.

     We issued $250.0 million of Senior Notes in 2001. The Senior Notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that, among other things, limits our ability (and that of our restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases.

     We issued $250.0 million of Senior Subordinated Notes in 1996 at 99.139% of their principal amount. The Senior Subordinated Notes are unsecured obligations and are redeemable at our option, in

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

whole or in part, at any time at 102.125% of their principal amount, plus accrued interest, until March 15, 2003, after which they become redeemable at 100% of their principal amount, plus accrued interest. The Senior Subordinated Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

     Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly owned special purpose entity. As of March 31, 2003, funding under securitization facilities totaled $428.8 million, which has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to the unfunded balance of receivables sold which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables. The agreements provide that the agent, Rabobank, has the right to terminate the arrangement if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of three levels by Standard & Poor’s and two levels by Moody’s would need to occur.

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

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $835.0 million of working capital at March 31, 2003, an increase of $207.8 million from working capital of $627.2 million at December 31, 2002. Accounts receivable and inventory combined were $192.8 million higher than at the end of December 2002 primarily due to working capital requirements related to our Challenger product line introduction, seasonal working capital requirements and currency translation.

     Cash flow used in operating activities was $194.6 million for the first quarter ended March 31, 2003 compared to a use of $106.8 million for the same period during 2002. The use of cash in both periods was primarily due to seasonal increases in working capital.

     Capital expenditures for the first quarter of 2003 were $9.3 million compared to $7.3 million for the same period in 2002. We anticipate that our capital expenditures for the full year of 2003 will range from approximately $55 million to $60 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders’ equity) was 51.6% at March 31, 2003 compared to 47.0% at December 31, 2002. The increase is primarily attributable to higher debt incurred to fund the Challenger product line working capital requirements.

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

OUTLOOK

     Although market conditions in the first quarter of 2003 were weaker than 2002 in most major markets, AGCO continues to expect worldwide demand to be relatively flat for the full year. AGCO also expects to continue its trend of earnings growth from successful execution of sales growth and cost reduction initiatives. AGCO’s net sales are projected to increase for the full year of 2003 primarily due to the Sunflower acquisition, sales growth in the Challenger product line, new product introductions and the strengthening of the Euro. Earnings are expected to be above 2002 due to the elimination of Challenger start up losses incurred in 2002 as well as cost savings resulting from the Coventry and DeKalb closures and new product introduction initiatives. Restructuring expenses related to the Coventry and DeKalb closures are expected to be $15 million to $20 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Annual Report on Form 10-K for the year ended December 31, 2002.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     The goodwill in each of our segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. We utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, we determined that goodwill associated with our Argentine and North American reporting units was impaired. As a result, we recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted on October 1, 2002 indicated no further reduction in the carrying amount of goodwill was required in 2002. The Company will perform its next impairment analyses as of October 1, 2003, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

     In July 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 effective January 1, 2003. The adoption of this standard had an immaterial impact to our current results of operations and financial position.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 effective January 1, 2003. The adoption of this standard had no impact to our current results of operations or financial position. This standard will require us to reclassify the extraordinary loss recorded in 2001 to interest expense, net which will result in a reduction in income before extraordinary loss by $0.01 per share but have no impact on net income or stockholders’ equity.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 does not impact our restructuring plans initiated in prior years, including the closure of the Coventry, England manufacturing facility. We adopted this standard effective January 1, 2003, and accounted for the DeKalb closure in accordance with the standard’s provisions.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. This adoption of this standard did not have a material impact on our current results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002. Refer to Note 11 in our Condensed Consolidated Financial Statements.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of adoption of SFAS No. 149 on our results of operations and financial position.

FORWARD LOOKING STATEMENTS

     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements include our expectations with respect to factors that affect industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest, and plans with respect to acquisitions. Although we believe that the statements we have made are based on

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that our statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect our results is included in our Form 10-K for the year ended December 31, 2002, and our other filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward-looking statements.

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

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of March 31, 2003 stated in U.S. dollars are as follows (in millions, except average contract rate):

	Net Notional Amount	Average Contract	Fair
	Buy/(Sell)	Rate*	Value Gain/(Loss)

Australian dollar	$(1.8)	1.71	$(0.1)
British pound	7.9	0.63	—
Canadian dollar	(24.6)	1.47	—
Danish krone	1.2	6.70	(0.1)
Euro dollar	126.6	0.91	—
Japanese yen	2.7	118.39	—
Norwegian krone	(1.1)	7.12	—
Swedish krona	1.5	8.82	0.1

	$112.4		$(0.1)

*	per U.S. dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our $250.0 million Senior Subordinated Notes and our $250 million Senior Notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for the first three months ended March 31, 2003, would have increased by approximately $0.3 million.

     We had no interest rate swap contracts outstanding in the three months ended March 31, 2003.

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

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant

Date: May 14, 2003	/s/ Andrew H. Beck

Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Robert J. Ratliff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AGCO Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Robert J. Ratliff

Robert J. Ratliff Chairman, President and CEO

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Andrew H. Beck, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AGCO Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Andrew H. Beck

Andrew H. Beck Senior Vice President and Chief Financial Officer