Form 10-Q
period 2003-06-30
AGCO CORP /DE
filed 2003-08-14
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2003

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

          As of July 31, 2003, AGCO Corporation had 75,225,485 shares of common stock outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24.7	$34.3
Accounts and notes receivable, net	607.4	497.4
Inventories, net	874.4	708.6
Other current assets	188.4	171.9

Total current assets	1,694.9	1,412.2
Property, plant and equipment, net	362.4	343.7
Investment in affiliates	89.5	78.5
Other assets	129.3	120.0
Intangible assets, net	409.9	394.6

Total assets	$2,686.0	$2,349.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$338.6	$312.0
Accrued expenses	455.3	445.2
Other current liabilities	25.6	27.8

Total current liabilities	819.5	785.0
Long-term debt	808.7	636.9
Pensions and postretirement health care benefits	153.6	131.9
Other noncurrent liabilities	85.3	77.6

Total liabilities	1,867.1	1,631.4

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,218,485 and 75,197,285 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	0.8	0.8
Additional paid-in capital	587.9	587.6
Retained earnings	588.7	560.6
Unearned compensation	(0.6)	(0.7)
Accumulated other comprehensive loss	(357.9)	(430.7)

Total stockholders’ equity	818.9	717.6

Total liabilities and stockholders’ equity	$2,686.0	$2,349.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,

	2003	2002

Net sales	$902.7	$773.7
Cost of goods sold	744.7	631.2

Gross profit	158.0	142.5
Selling, general and administrative expenses	78.3	70.1
Engineering expenses	17.4	13.3
Restricted stock compensation expense	0.1	0.8
Restructuring and other infrequent expenses	19.2	22.7
Amortization of intangibles	0.4	0.4

Income from operations	42.6	35.2
Interest expense, net	15.1	14.4
Other expense, net	7.9	3.9

Income before income taxes and equity in net earnings of affiliates	19.6	16.9
Income tax provision	8.7	6.1

Income before equity in net earnings of affiliates	10.9	10.8
Equity in net earnings of affiliates	4.7	3.3

Net income	$15.6	$14.1

Net income per common share:
Basic	$0.21	$0.19

Diluted	$0.21	$0.19

Weighted average number of common and common equivalent shares outstanding:
Basic	75.1	74.2

Diluted	75.6	75.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,

	2003	2002

Net sales	$1,659.9	$1,393.6
Cost of goods sold	1,361.9	1,133.6

Gross profit	298.0	260.0
Selling, general and administrative expenses	157.0	135.4
Engineering expenses	33.3	26.0
Restricted stock compensation expense	0.2	27.8
Restructuring and other infrequent expenses	26.2	23.6
Amortization of intangibles	0.8	0.7

Income from operations	80.5	46.5
Interest expense, net	30.1	28.5
Other expense, net	14.6	9.2

Income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	35.8	8.8
Income tax provision	16.8	3.2

Income before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	19.0	5.6
Equity in net earnings of affiliates	9.1	6.4

Income before cumulative effect of a change in accounting principle	28.1	12.0
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)

Net income (loss)	$28.1	$(12.1)

Net income (loss) per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.37	$0.16
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)

Net income (loss)	$0.37	$(0.17)

Diluted:
Income before cumulative effect of a change in accounting principle	$0.37	$0.16
Cumulative effect of a change in accounting principle, net of taxes	—	(0.32)

Net income (loss)	$0.37	$(0.16)

Weighted average number of common and common equivalent shares outstanding:
Basic	75.1	73.4

Diluted	75.6	74.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$28.1	$(12.1)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of taxes	—	24.1
Depreciation and amortization	30.6	25.7
Amortization of intangibles	0.8	0.7
Restricted stock compensation	0.1	15.1
Equity in net earnings of affiliates, net of cash received	(3.9)	(1.5)
Deferred income tax benefit	(5.0)	(4.6)
Loss on write-down of property, plant and equipment	0.5	11.2
Changes in operating assets and liabilities net of effect from purchase of businesses:
Accounts and notes receivable, net	(89.7)	(44.5)
Inventories, net	(120.7)	(129.2)
Other current and noncurrent assets	(4.7)	(1.3)
Accounts payable	6.9	36.8
Accrued expenses	(18.6)	20.4
Other current and noncurrent liabilities	7.6	(16.1)

Total adjustments	(196.1)	(63.2)

Net cash used in operating activities	(168.0)	(75.3)

Cash flows from investing activities:
Purchase of property, plant and equipment	(28.1)	(18.1)
Proceeds from sales of property, plant and equipment	8.7	13.8
Sale/purchase of businesses, net of cash acquired	0.7	(13.6)
Investment in unconsolidated affiliates	—	(1.1)

Net cash used in investing activities	(18.7)	(19.0)

Cash flows from financing activities:
Proceeds from long-term debt, net	174.8	75.2
Proceeds from issuance of preferred and common stock	0.3	4.8
Payment of debt and common stock issuance costs	—	(0.1)

Net cash provided by financing activities	175.1	79.9

Effect of exchange rate changes on cash and cash equivalents	2.0	(0.8)

Decrease in cash and cash equivalents	(9.6)	(15.2)
Cash and cash equivalents, beginning of period	34.3	28.9

Cash and cash equivalents, end of period	$24.7	$13.7

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

     In March 2003, the Company announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to its facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in June 2003. In connection with the restructuring plan, the Company recorded approximately $1.3 million of restructuring and other infrequent expenses during the six months ended June 30, 2003. The components of the restructuring expenses are summarized in the following table:

			Facility
			Relocation
		Employee	and	Facility
	Employee	Retention	Transition	Closure
	Severance	Payments	Costs	Costs	Total

First quarter 2003 provision	$0.2	$0.1	$—	$—	$0.3
First quarter 2003 cash activity	—	—	—	—	—

Balances as of March 31, 2003	0.2	0.1	—	—	0.3

Second quarter 2003 provision	0.3	0.1	0.4	0.2	1.0
Second quarter 2003 cash activity	(0.4)	—	(0.4)	(0.2)	(1.0)

Balances as of June 30, 2003	$0.1	$0.2	$—	$—	$0.3

     The severance costs relate to the termination of 134 employees, following the completion of production at the DeKalb facility. As of June 30, 2003, 122 employees have been terminated. The employee retention payments relate to incentives paid to DeKalb employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The severance costs are also being accrued over the term of the retention period, as employees are entitled to severance payments only if they remain in service through their scheduled termination dates. Certain employees will relocate to the Jackson, Minnesota facility, and costs associated with relocation will be expensed as incurred. The employee severance, employee retention and relocation payments will be incurred and paid during 2003. A portion of the machinery and equipment and all tooling located at DeKalb were relocated to the Jackson, Minnesota facility during the second quarter. The remaining portion of machinery and equipment will be sold or disposed. The buildings, land and improvements are being marketed for sale.

Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

     During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3
First quarter 2003 provision	—	—	5.7	0.8	6.5
First quarter 2003 cash activity	—	(2.6)	(8.6)	(0.5)	(11.7)

Balances as of March 31, 2003	—	5.6	15.1	2.4	23.1
Second quarter 2003 provision	—	—	4.0	1.4	5.4
Second quarter 2003 cash activity	—	(0.8)	(2.7)	(0.1)	(3.6)

Balances as of June 30, 2003	$—	$4.8	$16.4	$3.7	$24.9

     The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. As of June 30, 2003, 593 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements are being marketed for sale. The $24.9 million of restructuring costs accrued at June 30, 2003 are expected to be incurred during 2003 and 2004.

     In October 2002, the Company applied to the High Court in London, England, for clarification of a rule in its U.K. pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. On December 20, 2002, the High Court ruled against the Company’s position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted the Company approval to appeal the judgment in the Court of Appeal. On July 17, 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling in December 2002 for this aspect of the case. The Court of Appeal ruling is subject to a right to apply for permission to appeal.

     As a result of the ruling, certain employees terminated in prior years under voluntary retirement arrangements may be entitled to additional payments in certain circumstances. The Company reviewed this aspect of the ruling with its advisors in order to determine its applicability and potential impact. As a result of this analysis, the Company recorded a charge in the second quarter of 2003, included in

Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

restructuring and other infrequent expenses, of approximately $12.4 million to reflect its current estimate of the additional pension liability associated with previous early retirement programs. The timing of the Company’s obligation to fund cash into the pension plan with respect to this increased liability would depend on many factors including the overall funded status of the plan and the investment returns of the plan’s assets.

     In addition, during 2002, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses of $3.4 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel and certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany. During the six months ended June 30, 2003, the Company recorded an additional $0.6 million of restructuring and other infrequent expenses associated with the rationalization initiatives in Germany. A total of $3.1 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 140 employees in total. At June 30, 2003, a total of approximately $3.4 million of expenses had been incurred and paid. The remaining accrued balance of $0.6 million as of June 30, 2003 is expected to be incurred during 2003 and 2004.

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

The Company’s acquired intangible assets are as follows:

	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Patents and Trademarks	$32.7	$(2.0)	$32.7	$(1.5)
Other	5.2	(0.8)	3.4	(0.5)

Total	$37.9	$(2.8)	$36.1	$(2.0)

Unamortized intangible assets:
Trademarks	$53.4		$53.4

Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

     Changes in the carrying amount of goodwill during the six months ended June 30, 2003 are summarized as follows:

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2002	$4.9	$35.1	$104.3	$162.8	$307.1
Adjustment to purchase price allocations	(1.8)	—	—	—	(1.8)
Foreign currency translation	—	7.2	8.9	—	16.1

Balance as of June 30, 2003	$3.1	$42.3	$113.2	$162.8	$321.4

4.	LONG-TERM DEBT

     Long-term debt consisted of the following at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

Revolving credit facility	$298.6	$126.9
9½% Senior notes due 2008	250.0	250.0
8½% Senior subordinated notes due 2006	249.2	249.1
Other long-term debt	10.9	10.9

Total long-term debt	$808.7	$636.9

5.	INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Finished goods	$353.6	$288.5
Repair and replacement parts	257.3	235.5
Work in process, production parts and raw materials	263.5	184.6

Inventories, net	$874.4	$708.6

6.	PRODUCT WARRANTY

     The warranty reserve activity for the six months ended June 30, 2003 consisted of the following:

Balance at beginning of the year	$83.7
Accruals for warranties issued during the period	35.1
Settlements made (in cash or in kind) during the period	(30.3)
Foreign currency translation	4.8

Balance at June 30, 2003	$93.3

     The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.

Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

7.	NET INCOME (LOSS) PER COMMON SHARE

     The computation, presentation and disclosure requirements for earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.

     A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic Earnings (Loss) Per Share
Weighted average number of common shares outstanding	75.1	74.2	75.1	73.4

Income before cumulative effect of a change in accounting principle	$15.6	$14.1	$28.1	$12.0
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(24.1)

Net income (loss)	$15.6	$14.1	$28.1	$(12.1)

Net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.21	$0.19	$0.37	$0.16
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(0.33)

Net income (loss) per common share	$0.21	$0.19	$0.37	$(0.17)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Diluted Earnings (Loss) Per Share
Weighted average number of common shares outstanding	75.1	74.2	75.1	73.4
Shares issued upon assumed vesting of restricted stock	0.1	0.3	0.1	0.3
Shares issued upon assumed exercise of outstanding stock options	0.4	0.7	0.4	0.7

Weighted average number of common and common equivalent shares	75.6	75.2	75.6	74.4

Income before cumulative effect of a change in accounting principle	$15.6	$14.1	$28.1	$12.0
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(24.1)

Net income (loss)	$15.6	$14.1	$28.1	$(12.1)

Net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.21	$0.19	$0.37	$0.16
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(0.32)

Net income (loss) per common share	$0.21	$0.19	$0.37	$(0.16)

     There were 0.7 million of stock options outstanding that were also excluded from the calculation of weighted average number of common shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period for both

Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

the three and six months ended June 30, 2003 and 2002, respectively.

8.	COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$15.6	$14.1	$28.1	$(12.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	41.0	18.1	73.2	(9.2)
Unrealized (loss) gain on derivatives	(0.4)	2.0	(0.8)	1.9
Unrealized gain (loss) on derivatives held by affiliates	1.5	(0.7)	0.4	0.9

Total comprehensive income (loss)	$57.7	$33.5	$100.9	$(18.5)

9.	ACCOUNTS RECEIVABLE SECURITIZATION

     At June 30, 2003, the Company had accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $435.8 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $422.1 million at June 30, 2003 and $423.9 million at December 31, 2002. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $4.2 million and $3.7 million for the three months ended June 30, 2003 and 2002, respectively, and were $7.1 million and $7.4 million for the six months ended June 30, 2003 and 2002, respectively.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the six months ended June 30, 2003:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8
Net changes in fair value of derivatives	(0.2)	0.1	(0.1)
Net losses reclassified from accumulated other comprehensive income into income	(1.1)	0.4	(0.7)

Accumulated derivative net gains as of June 30, 2003	$—	$—	$—

11.	STOCK COMPENSATION PLANS

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

Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

under the Director Plan and LTIP. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$15.6	$14.1	$28.1	$(12.1)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.1	0.4	0.2	9.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.7)	(1.0)	(3.7)	(7.4)

Pro forma net income (loss)	$14.0	$13.5	$24.6	$(9.8)

Earnings (loss) per share:
Basic – as reported	$0.21	$0.19	$0.37	$(0.17)

Basic – pro forma	$0.18	$0.18	$0.33	$(0.13)

Diluted – as reported	$0.21	$0.19	$0.37	$(0.16)

Diluted – pro forma	$0.18	$0.18	$0.33	$(0.13)

12.	SEGMENT REPORTING

     The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2003 and 2002 are as follows:

Three Months Ended	North	South	Europe/Africa	Asia/	Sprayer
June 30,	America	America	/Middle East	Pacific	Division	Consolidated

2003
Net sales	$241.8	$100.0	$479.2	$23.7	$58.0	$902.7
Income from operations	7.5	11.7	37.5	3.2	2.4	62.3
Depreciation and amortization	2.3	1.6	10.1	0.9	0.9	15.8
Capital expenditures	3.1	2.2	11.6	—	1.9	18.8
2002
Net sales	$220.4	$67.1	$406.5	$24.0	$55.7	$773.7
Income from operations	5.5	6.2	41.8	4.1	1.5	59.1
Depreciation and amortization	2.9	1.2	6.9	0.8	0.8	12.6
Capital expenditures	3.8	0.4	4.9	—	1.7	10.8

Notes to Condensed Consolidated Financial Statements – Continued
(Unaudited)

Six Months Ended	North	South	Europe/Africa	Asia/	Sprayer
June 30,	America	America	/Middle East	Pacific	Division	Consolidated

2003
Net sales	$437.6	$168.9	$854.2	$46.9	$152.3	$1,659.9
Income from operations	1.0	20.6	66.1	6.2	13.8	107.7
Depreciation and amortization	5.7	2.7	18.5	1.9	1.8	30.6
Capital expenditures	6.2	3.1	15.8	—	3.0	28.1
2002
Net sales	$353.9	$130.1	$702.6	$45.9	$161.1	$1,393.6
Income from operations	0.5	12.7	61.2	7.8	16.4	98.6
Depreciation and amortization	5.5	2.4	14.5	1.7	1.6	25.7
Capital expenditures	7.2	0.6	7.5	—	2.8	18.1
Assets
As of June 30, 2003	$638.5	$187.0	$841.8	$42.5	$126.7	$1,836.5
As of December 31, 2002	597.8	128.0	627.4	37.4	150.2	1,540.8

     A reconciliation from the segment information to the consolidated balances for income from operations and assets is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Segment income from operations	$62.3	$59.1	$107.7	$98.6
Restricted stock compensation expense	(0.1)	(0.8)	(0.2)	(27.8)
Restructuring and other infrequent expenses	(19.2)	(22.7)	(26.2)	(23.6)
Amortization of intangibles	(0.4)	(0.4)	(0.8)	(0.7)

Consolidated income from operations	$42.6	$35.2	$80.5	$46.5

	As of	As of
	June 30,	December 31,
	2003	2002

Segment assets	$1,836.5	$1,540.8
Cash and cash equivalents	24.7	34.3
Receivables from affiliates	7.7	8.9
Investments in affiliates	89.5	78.5
Other current and noncurrent assets	317.7	291.9
Intangible assets	409.9	394.6

Consolidated total assets	$2,686.0	$2,349.0

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

RESULTS OF OPERATIONS

     For the three months ended June 30, 2003, we recorded net income of $15.6 million, or $0.21 per share, compared to net income of $14.1 million, or $0.19 per share, for the same period in 2002. For the first six months of 2003, we recorded net income of $28.1 million, or $0.37 per share, compared to a net loss of $12.1 million, or $0.16 per share, for the same period in 2002. During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.32 per share, related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was recorded as a cumulative effect of a change in accounting principle. Net income before the cumulative effect of a change in accounting principle during the first six months of 2002 was $12.0 million, or $0.16 per share.

     The results for the second quarter and first six months of 2003 included restructuring and other infrequent expenses (“restructuring expenses”) of $19.2 million, or $0.17 per share, and $26.2 million, or $0.24 per share, respectively, primarily related to the closures of the Coventry, England and DeKalb, Illinois tractor manufacturing facilities. In addition, we recorded a charge of approximately $12.4 million in the second quarter of 2003 associated with litigation regarding our U.K. pension plan. The results for the second quarter and first six months of 2003 also included restricted stock compensation expense of $0.1 million and $0.2 million, respectively, primarily related to prior awards earned under the Long-Term Incentive Plan (“LTIP”). The results for the second quarter and first six months of 2002 included restructuring expenses of $22.7 million, or $0.19 per share, and $23.6 million, or $0.20 per share, respectively, primarily for costs associated with the closure of the Coventry, England manufacturing facility as well as various rationalization initiatives announced and initiated in 2001 and 2002. The results for the second quarter and first six months of 2002 also included restricted stock compensation of $0.8 million, or $0.01 per share, and $27.8 million, or $0.24 per share, respectively, primarily due to increases in our common stock price in the first quarter of 2002 that resulted in earned restricted stock awards under the LTIP.

     Second quarter operating income, including restructuring expenses and restricted stock compensation expense, was $42.6 million in 2003 compared to $35.2 million in 2002. Earnings improvement in 2003 was primarily due to decreases in restructuring expenses and restricted stock compensation expense. Sales during the second quarter of 2003 were 16.7% higher than 2002, primarily due to improved market conditions in South America, incremental sales of the new Challenger product line and the acquired Sunflower brand and positive currency translation impacts. These increases were partially offset by lower operating margins. Gross margins declined from 18.4% of net sales in 2002 to 17.5% in 2003. This reduction in margins was primarily the result of production inefficiencies and start-up costs associated with the transition of production from the Coventry, England facility to our Beauvais, France and Canoas, Brazil facilities and a new OEM supply arrangement in our combine manufacturing facility in Randers, Denmark. Margins were also lowered by negative currency impacts on European

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

exports and sales mix.

     Operating income, including restructuring expenses and restricted stock compensation expense, for the first six months of 2003 was $80.5 million in 2003 compared to $46.5 million in 2002. The year-to-date increase was primarily due to a decrease in restricted stock compensation expense. Sales during the first six months of 2003 were 19.1% higher than 2002, primarily due to incremental sales of the new Challenger product line and the acquired Sunflower brand and positive currency translation impacts. This growth in sales was partially offset by a reduction in gross margins as a result of production transition inefficiencies, currency impacts and sales mix. Year-to-date gross margins declined from 18.7% of net sales in 2002 to 18.0% in 2003.

     Retail Sales

     In North America, industry unit retail sales of tractors for the first six months of 2003 increased approximately 16% over the first six months of the prior year resulting from increases in the compact tractor and utility tractor segments and relatively level sales in the high horsepower tractor segment. Industry unit retail sales of combines were approximately 10% lower than the prior year. Our unit retail sales of tractors for the first six months of 2003 were higher than the prior year, while unit retail sales of combines were lower than the prior year. Industry sales improved in recent months reflecting stable commodity prices and improved weather conditions.

     In Western Europe, industry unit retail sales of tractors for the first six months of 2003 decreased approximately 3% compared to the first six months of the prior year. Market results were mixed with a moderate increase in France, relatively flat demand in the United Kingdom, offset by declines in Italy, Germany and Spain. Our unit retail sales for the first six months of 2003 also decreased when compared to the prior year period.

     South American industry unit retail sales of tractors and combines in the first six months of 2003 increased approximately 1% and 37%, respectively, over the first six months of the prior year. The Argentine market experienced a strong increase, while the largest market, Brazil, was relatively flat in demand. Our South American unit retail sales of tractors and combines also increased in the first six months of 2003 compared to the same period in 2002. The Brazilian market remains strong due to continued availability of FINAME, the government subsidized retail financing program.

     Outside of North America, Western Europe and South America, net sales for the first six months of 2003 were approximately 13% higher than the prior year, particularly in Eastern Europe, where demand has increased in countries that have been recently invited to join the European Union.

     Industry unit retail sales of sprayers in North America declined approximately 5% in the first six months of 2003 compared to 2002. Our unit retail sales of sprayers in North America also declined in 2003 compared to 2002.

STATEMENTS OF OPERATIONS

     Net sales for the second quarter of 2003 were $902.7 million compared to $773.7 million for the same period in 2002. Net sales for the first six months of 2003 were $1,659.9 million compared to $1,393.6 million for the prior year. The increase in net sales was primarily due to incremental sales of the new Challenger product line and the acquired Sunflower brand as well as positive foreign currency translation impacts. Net sales of Challenger brand products, including sales of Challenger track tractors acquired in March 2002, were approximately $31.5 million and $92.4 million higher in the second quarter and first six months of 2003, respectively, compared to 2002. In addition, net sales generated by the acquired Sunflower operations were approximately $8.3 million and $16.7 million for the second quarter and first six months of 2003, respectively. currency translation positively impacted net

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

sales by $72.4 million and $107.9 million in the second quarter and first six months of 2003, respectively, primarily due to the strengthening of the Euro offset by the weakness of the Brazilian real. Excluding the incremental sales impact of the Challenger and Sunflower acquisitions and foreign currency translation, net sales were approximately 2.5% and 3.8% higher in the second quarter and first six months of 2003, respectively, compared to the same period in 2002.

     Regionally, net sales in North America, excluding currency impact, were $18.1 million, or 8.2% higher for the second quarter of 2003 and $80.1 million, or 22.6% higher for the first six months of 2003 compared to the same periods in 2002. The sales increase for North America was the result of incremental sales of the Challenger product line and the acquisition of the Sunflower brand. In the Europe/Africa/Middle East region, net sales excluding currency impact, decreased $4.8 million, or 1.2%, for the second quarter of 2003 and increased $11.8 million, or 1.7%, for the first six months of 2003 compared to the same periods in 2002. The impact of weaker industry demand in Western Europe has been offset by increased sales in the Eastern European market. Net sales excluding currency impact in South America increased $45.6 million, or 68.0%, for the second quarter of 2003 and $83.8 million, or 64.4%, for the first six months of 2003 compared to the same periods in 2002, primarily due to increases in the Argentine market and the Brazilian combine market. In the Asia Pacific region, net sales excluding currency impact, decreased $3.1 million, or 13.1%, for the second quarter of 2003 and $4.6 million, or 10.0%, for the first six months of 2003 compared to the same periods in 2002, primarily due to weak industry demand in Australia and the Far East. Sprayers net sales excluding currency impact increased $1.0 million, or 1.6%, in the second quarter of 2003 and decreased $12.5 million, or 7.8%, for the first six months of 2003 compared to the same periods in 2002, primarily due to weaker market conditions.

     Gross profit was $158.0 million (17.5% of net sales) for the second quarter of 2003 compared to $142.5 million (18.4% of net sales) for the same period in the prior year. Gross profit was $298.0 million (18.0% of net sales) for the first six months of 2003 compared to $260.0 million (18.7% of net sales) for the same period in the prior year. Gross margins weakened primarily due to production inefficiencies and start-up costs associated with the transition of production from the Coventry, England facility to the Beauvais, France and Canoas, Brazil facilities and a new OEM supply arrangement in the Randers, Denmark combine manufacturing facility. Margins were also lowered by negative currency impacts on European exports and sales mix.

     Selling, general and administrative (“SG&A”) expenses for the second quarter of 2003 were $78.3 million (8.7% of net sales) compared to $70.1 million (9.1% of net sales) for the same period in the prior year. For the first six months of 2003, SG&A expenses were $157.0 million (9.5% of net sales) compared to $135.4 million (9.7% of net sales) for the same period in the prior year. SG&A expenses increased primarily as a result of higher pension expense and incremental expenses associated with the new Challenger product line and the acquired Sunflower brand. Engineering expenses for the second quarter and the first six months of 2003 were $17.4 million (1.9% of net sales) and $33.3 million (2.0% of net sales), respectively, compared to $13.3 million (1.7% of net sales) and $26.0 million (1.9% of net sales) for the same periods in the prior year.

     Restricted stock compensation expense was $0.1 million and $0.2 million, respectively, in the second quarter and first six months of 2003 compared to $0.8 million and $27.8 million, respectively, for the same periods in 2002. Due to the rise in our common stock price in the first quarter of 2002, restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in our common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash bonus equal to 40% of the value of the stock also is paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants. The restricted stock compensation expense in 2003 relates to the amortization of old awards granted in prior years that are expensed as they are vested over specified time periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     We recorded restructuring and other infrequent expenses of $19.2 million and $26.2 million for the second quarter and first six months ended June 30, 2003, respectively. The restructuring expenses in 2003 primarily related to the closure of our tractor manufacturing facilities in Coventry, England and DeKalb, Illinois. We also recorded a $12.4 million charged in the second quarter of 2003 associated with litigation regarding our U.K. pension plan. See “Restructuring and Other Infrequent Expenses.” For the second quarter and first six months ended June 30, 2002, we recorded restructuring and other infrequent expenses of $22.7 million and $23.6 million, respectively. The restructuring expenses recorded in 2002 were also associated with the closure of the Coventry facility as well as with various rationalization initiatives announced and initiated in 2001 and 2002.

     Income from operations was $42.6 million (4.7% of net sales) and $80.5 million (4.9% of net sales) for the second quarter and first six months of 2003, respectively, compared to $35.2 million (4.6% of net sales) and $46.5 million (3.3% of net sales), respectively, for the same periods in the prior year. Income from operations during the second quarter and first six months of 2003 includes restricted stock compensation and restructuring expenses of $0.1 million and $19.2 million, respectively, and $0.2 million and $26.2 million, respectively, as discussed above. Income from operations during the second quarter and first six months of 2002 includes restricted stock compensation and restructuring expenses of $0.8 million and $22.7 million, respectively, and $27.8 million and $23.6 million, respectively. The increase in operating income before these charges in 2003 is primarily due to the increase in sales growth over the prior year, offset by a reduction in operating margins.

     Interest expense, net was $15.1 million and $30.1 million for the second quarter and first six months of 2003, respectively, compared to $14.4 million and $28.5 million, respectively, for the same periods in 2002. The increase in interest expense was due to higher debt levels used to fund Challenger working capital needs and the Sunflower acquisition, offset by lower interest rates in 2003 compared to 2002.

     Other expense, net was $7.9 million and $14.6 million in the second quarter and first six months of 2003, respectively, compared to $3.9 million and $9.2 million, respectively, for the same periods in 2002. During the second quarter of 2003, losses on sales of receivables primarily under our securitization facilities were $4.2 million compared to $3.7 million for the same period in 2002. For the first six months of 2003, losses on sales of receivables were $7.1 million compared to $7.4 million for the same period in 2002. The decrease during the first six months of 2003 is primarily due to lower interest rates in 2003 compared to 2002. We also experienced higher foreign exchange losses during the second quarter and first six months of 2003 than in 2002.

     We recorded an income tax provision of $8.7 million and $16.8 million for the second quarter and first six months of 2003, respectively, compared to an income tax provision of $6.1 million and $3.2 million for the same periods in 2002. The effective tax rate was 47% for the first six months of 2003 compared to 36% in the comparable prior year period. The increase in the effective rate is the result of not recording income tax benefits related to 2003 losses in the United States.

     Equity in earnings of affiliates was $4.7 million and $9.1 million for the second quarter and first six months of 2003, respectively, compared to $3.3 million and $6.4 million, respectively, in the same periods in 2002. Equity in earnings in our retail finance joint ventures was higher in the second quarter and first six months of 2003 than the same periods of the prior year.

     During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.32 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     In March 2003, we announced the closure of our Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to our facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in June 2003. In connection with the restructuring plan, we recorded approximately $1.3 million of restructuring and other infrequent expenses during the six months ended June 30, 2003. The components of the restructuring expenses are summarized in the following table (in millions):

			Facility
			Relocation
		Employee	and	Facility
	Employee	Retention	Transition	Closure
	Severance	Payments	Costs	Costs	Total

First quarter 2003 provision	$0.2	$0.1	$—	$—	$0.3
First quarter 2003 cash activity	—	—	—	—	—

Balances as of March 31, 2003	0.2	0.1	—	—	0.3

Second quarter 2003 provision	0.3	0.1	0.4	0.2	1.0
Second quarter 2003 cash activity	(0.4)	—	(0.4)	(0.2)	(1.0)

Balances as of June 30, 2003	$0.1	$0.2	$—	$—	$0.3

     The severance costs relate to the termination of 134 employees, following the completion of production at the DeKalb facility. As of June 30, 2003, 122 employees have been terminated. The employee retention payments relate to incentives paid to DeKalb employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The severance costs are also being accrued over the term of the retention period, as employees are entitled to severance payments only if they remain in service through their scheduled termination dates. Certain employees will relocate to the Jackson, Minnesota facility, and costs associated with relocation will be expensed as incurred. The employee severance, employee retention and relocation payments will be incurred and paid during 2003. A portion of the machinery and equipment and all tooling located at DeKalb were relocated to the Jackson, Minnesota facility during the second quarter. The remaining portion of machinery and equipment will be sold or disposed. The buildings, land and improvements are being marketed for sale.

     During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table (in millions):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3
First quarter 2003 provision	—	—	5.7	0.8	6.5
First quarter 2003 cash activity	—	(2.6)	(8.6)	(0.5)	(11.7)

Balances as of March 31, 2003	—	5.6	15.1	2.4	23.1
Second quarter 2003 provision	—	—	4.0	1.4	5.4
Second quarter 2003 cash activity	—	(0.8)	(2.7)	(0.1)	(3.6)

Balances as of June 30, 2003	$—	$4.8	$16.4	$3.7	$24.9

     The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. As of June 30, 2003, 593 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements are being marketed for sale. The $24.9 million of restructuring costs accrued at June 30, 2003 are expected to be incurred during 2003 and 2004.

     In October 2002, we applied to the High Court in London, England, for clarification of a rule in our U.K. pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. On December 20, 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted us approval to appeal the judgment in the Court of Appeal. On July 17, 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling in December 2002 for this aspect of the case. The Court of Appeal ruling is subject to a right to apply for permission to appeal.

     As a result of the ruling, certain employees terminated in prior years under voluntary retirement arrangements may be entitled to additional payments in certain circumstances. We reviewed this aspect of the ruling with our advisors in order to determine its applicability and potential impact. As a result of this analysis, we recorded a charge in the second quarter of 2003, included in restructuring and other infrequent expenses, of approximately $12.4 million to reflect our current estimate of the additional pension liability associated with previous early retirement programs. The timing of our obligation to fund cash into the pension plan with respect to this increased liability would depend on many factors

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

including the overall funded status of the plan and the investment returns of the plan’s assets.

     In addition, during 2002, we initiated several rationalization plans and recorded restructuring and other infrequent expenses of $3.4 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel and certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany. During the six months ended June 30, 2003, we recorded an additional $0.6 million of restructuring and other infrequent expenses associated with the rationalization initiatives in Germany. A total of $3.1 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 140 employees in total. At June 30, 2003, a total of approximately $3.4 million of expenses had been incurred and paid. The remaining accrued balance of $0.6 million as of June 30, 2003 is expected to be incurred during 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     Our primary financing and funding sources are the $250.0 million 8½% Senior Subordinated Notes due 2006 (the “Senior Subordinated Notes”), the $250.0 million 9½% Senior Notes due 2008 (the “Senior Notes”), a $350.0 million revolving credit facility and approximately $435.8 million of accounts receivable securitization facilities in the U.S., Canada and Europe.

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

     On July 16, 2003, we amended our revolving credit facility to adjust the Total Debt to EBITDA and Senior Debt to EBITDA financial covenants for the quarters ending June 30, 2003, September 30, 2003 and December 30, 2003 and to eliminate the impact of any unfavorable judgments associated with the current pension litigation in the United Kingdom from the Consolidated Tangible Net Worth covenant calculation. As of June 30, 2003, we had borrowings of $298.6 million and availability to borrow $43.9 million under the revolving credit facility.

     We issued $250.0 million of Senior Notes in 2001. The Senior Notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that, among other things, limit our ability (and that of our restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases.

     We issued $250.0 million of Senior Subordinated Notes in 1996 at 99.139% of their principal

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

amount. The Senior Subordinated Notes are unsecured obligations and are redeemable at our option, in whole or in part, at any time at 100% of their principal amount, plus accrued interest. The Senior Subordinated Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

     Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly owned special purpose entity. As of June 30, 2003, funding under securitization facilities totaled $422.1 million, which has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to the unfunded balance of receivables sold which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables. The agreements provide that the agent, Rabobank, has the right to terminate the arrangement if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of three levels by Standard & Poor’s and two levels by Moody’s would need to occur.

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

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $875.4 million of working capital at June 30, 2003, an increase of $248.2 million from working capital of $627.2 million at December 31, 2002. Accounts receivable and inventory combined were $275.8 million higher than at the end of December 2002 primarily due to currency translation, seasonal working capital requirements and higher inventory levels related to the transition of production from closed manufacturing facilities.

     Cash flow used in operating activities was $168.0 million for the six months ended June 30, 2003 compared to a use of $75.3 million for the same period during 2002. The use of cash in both periods was primarily due to increases in working capital as described above.

     Capital expenditures for the first six months of 2003 were $28.1 million compared to $18.1 million for the same period in 2002. We anticipate that our capital expenditures for the full year of 2003 will range from approximately $55 million to $60 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders’ equity) was 49.7% at June 30, 2003 compared to 47.0% at December 31, 2002. The increase is primarily attributable to higher debt incurred to fund working capital requirements.

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

OUTLOOK

     AGCO expects earnings in the full year of 2003 to improve over 2002 resulting from sales growth and margin improvement. AGCO’s net sales are projected to increase for the full year of 2003 primarily due to the Sunflower acquisition, sales growth in the Challenger product line, new product introductions and the strengthening of the Euro. Earnings are expected to be above 2002 due to the elimination of Challenger start up losses incurred in 2002 and cost savings in the second half of the year resulting from the Coventry and DeKalb closures and new product introduction initiatives.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 effective January 1, 2003. The adoption of this standard had no impact to our current results of operations or financial position. This standard will require us to reclassify the extraordinary loss recorded in 2001 to interest expense, net which will result in a reduction in income before extraordinary loss by $0.01 per share but have no impact on net income or stockholders’ equity.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 does not impact our restructuring plans initiated in prior years, including the closure of the Coventry, England manufacturing facility. We

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

adopted this standard effective January 1, 2003, and accounted for the DeKalb, Illinois plant closure in accordance with the standard’s provisions.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 establishes the criteria for consolidating variable interest entities. We are completing our evaluation of the provisions of FIN 46, which is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003 and have concluded that we will begin to include the results of operations and financial position of GIMA, our transmission manufacturing joint venture located in Beauvais, France, in our results of operations and financial position in the three months ended September 30, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on our current results of operations and financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor do we currently hold any significant financial instruments within its scope.

     In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” (“EITF Issue No. 01-8”), which was

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

later ratified by the FASB. EITF Issue No. 01-8 clarifies certain provision of SFAS No. 13, with respect to the identification of lease elements in arrangements that do not explicitly include lease provisions. Any lease element identified under the model of EITF Issue No. 01-8 should be accounted for under current lease accounting literature. EITF Issue No. 01-8 should be applied prospectively for lessees and lessors to arrangements newly agreed to, modified, or acquired in a business combination beginning with the first reporting period after May 28, 2003. The adoption of this standard had no impact on our current results of operations and financial position.

FORWARD LOOKING STATEMENTS

     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements include our expectations with respect to factors that affect industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest, the final resolution of the U.K. pension litigation (including the resolution of any appeals and the Company’s final determination of its additional plan liabilities) and plans with respect to acquisitions. Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that our statements will be achieved. In addition, these statements are subject to factors that could cause actual results to differ materially from those suggested by the forward looking statements. These factors include, but are not limited to, general economic and capital market conditions, the demand for agricultural products, world grain stocks, crop production, commodity prices, farm income, farm land values, government farm programs and legislation, pervasive livestock diseases, the levels of new and used field inventories, weather conditions, interest and foreign currency exchanges rates, the conversion to the Euro, pricing and product actions taken by competitors, customer access to credit, production disruptions, supply and capacity constraints, cost reduction and control initiatives, research and development efforts, labor relations, dealer and distributor actions, technological difficulties, changes in environmental, international trade and other laws, and political and economic uncertainty in various areas of the world. Further information concerning factors that could significantly affect our results is included in our Form 10-K for the year ended December 31, 2002, and our other filings with the Securities and Exchange Commission. We disclaim any responsibility to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of June 30, 2003 stated in U.S. dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(0.2)	1.67	$—
British pound	3.2	0.61	—
Canadian dollar	(40.4)	1.36	0.1
Danish krone	2.2	6.35	(0.1)
Euro dollar	86.5	0.85	(2.3)
Japanese yen	10.9	117.73	(0.2)
Norwegian krone	(6.8)	7.21	0.1
South African rand	(0.2)	7.68	—
Swedish krona	(0.9)	7.82	—

	$54.3		$(2.4)

* per U.S. dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our $250.0 million Senior Subordinated Notes and our $250 million Senior Notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the six months ended June 30, 2003 would have increased by approximately $1.0 million.

     We had no interest rate swap contracts outstanding in the six months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to AGCO Corporation would be made known to them by others within the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 2002, the Company applied to the High Court in London, England, for clarification of a rule in its U.K. pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. On December 20, 2002, the High Court ruled against the Company’s position that reduced pension payments are payable in the context of early retirements or terminations. The High Court’s ruling also granted the Company approval to appeal the judgment in the Court of Appeal. On July 17, 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling in December 2002 for this aspect of the case. The Court of Appeal ruling is subject to a right to apply for permission to appeal.

     As a result of the ruling, certain employees terminated in prior years under voluntary retirement arrangements may be entitled to additional payments in certain circumstances. The Company reviewed this aspect of the ruling with its advisors in order to determine its applicability and potential impact. As a result of this analysis, the Company recorded a charge in the second quarter of 2003, included in restructuring and other infrequent expenses, of approximately $12.4 million to reflect its current estimate of the additional pension liability associated with previous early retirement programs. The timing of its obligation to fund cash into the pension plan with respect to this increased liability would depend on many factors including the overall funded status of the plan and the investment returns of the plan’s assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of Stockholders was held on April 24, 2003. The following matters were voted upon and the results of the voting were as follows:

(1)	To elect three directors to serve as Class II directors until the annual meeting in 2006 or until their successors have been duly elected and qualified. The nominees, Messrs. Claycamp, Sauer and Visser were elected to the Company’s board of directors. The results follow:

Nominee	Affirmative Votes	Withheld Votes

Henry J. Claycamp	50,237,321	17,066,798
Wolfgang Sauer	50,049,892	17,254,227
Hendrikus Visser	50,017,766	17,286,353

(2)	To approve an amendment to the AGCO Corporation Nonemployee Director Stock Incentive Plan.

There were 64,757,351 votes in favor, 2,476,241 votes opposed and 70,527 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Third Amendment to Credit Agreement dated as July 16, 2003, among the Company and its subsidiaries named therein, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. and the lenders named therein.

31.1	Sworn statement of Robert J. Ratliff, the Registrant’s principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Sworn statement of Andrew H. Beck, the Registrant’s principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Sworn statement of Robert J. Ratliff, the Registrant’s principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Sworn statement Andrew H. Beck, the Registrant’s principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal quarter ended June 30, 2003, we filed a Current Report on Form 8-K dated April 24, 2003, reporting our financial results for the first quarter ended March 31, 2003. In the Form 8-K, we reported information under Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION

Registrant

Date: August 14, 2003	/s/ Andrew H. Beck

Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)