Form 10-Q
period 2003-09-30
AGCO CORP /DE
filed 2003-11-14
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2003

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

     As of October 31, 2003, AGCO Corporation had 75,400,055 shares of common stock outstanding.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$27.2	$34.3
Accounts and notes receivable, net	522.8	497.4
Inventories, net	908.8	708.6
Other current assets	213.9	171.9

Total current assets	1,672.7	1,412.2
Property, plant and equipment, net	396.4	343.7
Investment in affiliates	92.2	78.5
Other assets	136.8	120.0
Intangible assets, net	410.8	394.6

Total assets	$2,708.9	$2,349.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$332.5	$312.0
Accrued expenses	450.3	445.2
Other current liabilities	39.4	27.8

Total current liabilities	822.2	785.0
Long-term debt	786.9	636.9
Pensions and postretirement health care benefits	154.5	131.9
Other noncurrent liabilities	98.7	77.6

Total liabilities	1,862.3	1,631.4

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,392,555 and 75,197,285 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	0.8	0.8
Additional paid-in capital	590.1	587.6
Retained earnings	605.2	560.6
Unearned compensation	(0.5)	(0.7)
Accumulated other comprehensive loss	(349.0)	(430.7)

Total stockholders’ equity	846.6	717.6

Total liabilities and stockholders’ equity	$2,708.9	$2,349.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,

	2003	2002

Net sales	$800.3	$689.2
Cost of goods sold	657.8	564.2

Gross profit	142.5	125.0

Selling, general and administrative expenses	82.6	70.8
Engineering expenses	18.0	15.4
Restricted stock compensation expense	0.3	0.7
Restructuring and other infrequent expenses	1.6	9.7
Amortization of intangibles	0.5	0.3

Income from operations	39.5	28.1

Interest expense, net	15.6	13.7
Other expense, net	4.6	4.7

Income before income taxes and equity in net earnings of affiliates	19.3	9.7
Income tax provision	8.1	3.1

Income before equity in net earnings of affiliates	11.2	6.6
Equity in net earnings of affiliates	5.3	3.1

Net income	$16.5	$9.7

Net income per common share:
Basic	$0.22	$0.13

Diluted	$0.22	$0.13

Weighted average number of common and common equivalent shares outstanding:
Basic	75.2	74.4

Diluted	75.7	75.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,

	2003	2002

Net sales	$2,460.2	$2,082.8
Cost of goods sold	2,019.7	1,697.8

Gross profit	440.5	385.0

Selling, general and administrative expenses	239.6	206.2
Engineering expenses	51.3	41.4
Restricted stock compensation expense	0.5	28.5
Restructuring and other infrequent expenses	27.8	33.3
Amortization of intangibles	1.3	1.0

Income from operations	120.0	74.6

Interest expense, net	45.7	42.2
Other expense, net	19.2	13.9

Income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	55.1	18.5
Income tax provision	24.9	6.3

Income before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	30.2	12.2
Equity in net earnings of affiliates	14.4	9.5

Income before cumulative effect of a change in accounting principle	44.6	21.7
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)

Net income (loss)	$44.6	$(2.4)

Net income (loss) per common share:

Basic:
Income before cumulative effect of a change in accounting principle	$0.59	$0.29
Cumulative effect of a change in accounting principle, net of taxes	—	(0.32)

Net income (loss)	$0.59	$(0.03)

Diluted:
Income before cumulative effect of a change in accounting principle	$0.59	$0.29
Cumulative effect of a change in accounting principle, net of taxes	—	(0.32)

Net income (loss)	$0.59	$(0.03)

Weighted average number of common and common equivalent shares outstanding:
Basic	75.1	73.8

Diluted	75.6	74.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$44.6	$(2.4)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of taxes	—	24.1
Depreciation and amortization	46.3	39.5
Amortization of intangibles	1.3	1.0
Restricted stock compensation	0.3	15.4
Equity in net earnings of affiliates, net of cash received	(6.8)	(2.7)
Deferred income tax benefit	(3.5)	(15.7)
(Recoveries)/loss on write-down of property, plant and equipment	(0.3)	11.6
Changes in operating assets and liabilities, net of effect from purchase of businesses:
Accounts and notes receivable, net	13.2	(4.0)
Inventories, net	(118.6)	(165.6)
Other current and noncurrent assets	(33.1)	(4.9)
Accounts payable	(49.3)	4.1
Accrued expenses	(39.6)	39.9
Other current and noncurrent liabilities	12.9	(15.1)

Total adjustments	(177.2)	(72.4)

Net cash used in operating activities	(132.6)	(74.8)

Cash flows from investing activities:
Purchase of property, plant and equipment	(48.0)	(32.3)
Proceeds from sales of property, plant and equipment	9.4	13.8
Sale/purchase of businesses, net of cash acquired	1.0	(12.7)
Investment in unconsolidated affiliates	—	(1.1)

Net cash used in investing activities	(37.6)	(32.3)

Cash flows from financing activities:
Proceeds from long-term debt, net	161.4	82.2
Proceeds from issuance of common stock	2.4	5.6
Payment of debt and common stock issuance costs	(2.9)	(0.1)

Net cash provided by financing activities	160.9	87.7

Effect of exchange rate changes on cash and cash equivalents	2.2	(1.6)

Decrease in cash and cash equivalents	(7.1)	(21.0)
Cash and cash equivalents, beginning of period	34.3	28.9

Cash and cash equivalents, end of period	$27.2	$7.9

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

     In March 2003, the Company announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to its facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. In connection with the restructuring plan, the Company recorded approximately $1.9 million of restructuring and other infrequent expenses during the nine months ended September 30, 2003. The components of the restructuring expenses are summarized in the following table:

			Facility
			Relocation
		Employee	and	Facility
	Employee	Retention	Transition	Closure
	Severance	Payments	Costs	Costs	Total

First quarter 2003 provision	$0.2	$0.1	$—	$—	$0.3
First quarter 2003 cash activity	—	—	—	—	—

Balances as of March 31, 2003	0.2	0.1	—	—	0.3

Second quarter 2003 provision	0.3	0.1	0.4	0.2	1.0
Second quarter 2003 cash activity	(0.4)	—	(0.4)	(0.2)	(1.0)

Balances as of June 30, 2003	0.1	0.2	—	—	0.3

Third quarter 2003 provision	—	—	0.3	0.3	0.6
Third quarter 2003 cash activity	(0.1)	(0.2)	(0.3)	(0.3)	(0.9)

Balances as of September 30, 2003	$—	$—	$—	$—	$—

     The severance costs relate to the termination of 134 employees, following the completion of production at the DeKalb facility. As of September 30, 2003, all employees have been terminated. The employee retention payments related to incentives paid to DeKalb employees who remained employed until certain future termination dates and were accrued over the term of the retention period. The severance costs were also accrued over the term of the retention period, as employees were entitled to severance payments only if they remained in service through their scheduled termination dates. Certain employees relocated to the Jackson, Minnesota facility, and costs associated with relocation were expensed as incurred. A portion of the machinery and equipment and all tooling located at DeKalb were

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

relocated to the Jackson, Minnesota facility during the second quarter. The remaining portion of machinery and equipment will be sold or disposed. The buildings, land and improvements are being marketed for sale.

     During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3

First quarter 2003 provision	—	—	5.7	0.8	6.5
First quarter 2003 cash activity	—	(2.6)	(8.6)	(0.5)	(11.7)

Balances as of March 31, 2003	—	5.6	15.1	2.4	23.1

Second quarter 2003 provision	—	—	4.0	1.4	5.4
Second quarter 2003 cash activity	—	(0.8)	(2.7)	(0.1)	(3.6)

Balances as of June 30, 2003	—	4.8	16.4	3.7	24.9

Third quarter 2003 provision	—	—	0.3	—	0.3
Third quarter 2003 cash activity	—	(4.3)	(14.3)	(1.1)	(19.7)

Balances as of September 30, 2003	$—	$0.5	$2.4	$2.6	$5.5

     The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements are being marketed for sale. The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. As of September 30, 2003, 993 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The $5.5 million of restructuring costs accrued at September 30, 2003 are expected to be incurred during 2003 and 2004.

     In October 2002, the Company applied to the High Court in London, England, for clarification of a provision in its U.K. pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those who take early retirement and those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. In December 2002, the High Court ruled against the Company’s position that reduced pension payments are payable in the context of early retirements or terminations. The Company appealed the High Court’s ruling, and in July 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling for this aspect of the case, but ruled that other employees might qualify. The Court of Appeal ruling is subject to further appeal.

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     As a result of the ruling, certain employees terminated in prior years under voluntary retirement arrangements may be entitled to additional payments, and therefore the Company recorded a charge in the second quarter of 2003, included in restructuring and other infrequent expenses, of approximately $12.4 million to reflect its current estimate of the additional pension liability associated with previous early retirement programs. The timing of the Company’s obligation to fund cash into the pension plan with respect to this increased liability, as well as the Company’s existing liability, depends on many factors including the overall funded status of the plan and the investment returns of the plan’s assets and is the subject of ongoing negotiations with representatives of the beneficiaries of the pension plan.

     In addition, during 2002, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses of $3.4 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel and certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany. During the three and nine months ended September 30, 2003, the Company recorded an additional $0.7 million and $1.3 million, respectively, of restructuring and other infrequent expenses associated with the rationalization initiatives in Germany as well as the European combine engineering rationalization. A total of $3.6 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 180 employees in total. At September 30, 2003, a total of approximately $3.9 million of expenses had been incurred and paid. The remaining accrued balance of $0.8 million as of September 30, 2003 is expected to be incurred during 2003 and 2004.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

     The goodwill in each of the Company’s segments was tested for impairment during the first quarter of 2002 as required by SFAS No. 142. The Company utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, the Company determined that goodwill associated with its Argentina and North America reporting units was impaired. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted on October 1, 2002 indicated no further reduction in the carrying amount of goodwill was required in 2002. The Company is currently performing its impairment analyses as of October 1, 2003. The Company would conduct analyses on an interim basis if an event occurred or circumstances indicated that the asset might be impaired.

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

     The Company’s acquired intangible assets are as follows:

	September 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Patents and Trademarks	$32.7	$(2.3)	$32.7	$(1.5)
Other	5.0	(1.0)	3.4	(0.5)

Total	$37.7	$(3.3)	$36.1	$(2.0)

Unamortized intangible assets:
Trademarks	$53.4		$53.4

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2003 are summarized as follows:

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2002	$4.9	$35.1	$104.3	$162.8	$307.1
Adjustment to purchase price allocations	(1.8)	—	—	—	(1.8)
Foreign currency translation	—	6.7	11.0	—	17.7

Balance as of September 30, 2003	$3.1	$41.8	$115.3	$162.8	$323.0

4.	LONG-TERM DEBT

     Long-term debt consisted of the following at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Revolving credit facility	$276.9	$126.9
9 1/2% Senior notes due 2008	250.0	250.0
8 1/2% Senior subordinated notes due 2006	249.3	249.1
Other long-term debt	10.7	10.9

Total long-term debt	$786.9	$636.9

5.	INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventory balances at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

Finished goods	$352.8	$288.5
Repair and replacement parts	259.3	235.5
Work in process, production parts and raw materials	296.7	184.6

Inventories, net	$908.8	$708.6

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

6.	PRODUCT WARRANTY

     The warranty reserve activity for the three months ended September 30, 2003 consisted of the following:

Balance at beginning of the quarter	$93.3
Accruals for warranties issued during the period	16.9
Settlements made (in cash or in kind) during the period	(17.4)
Foreign currency translation	0.6

Balance at September 30, 2003	$93.4

     The warranty reserve activity for the nine months ended September 30, 2003 consisted of the following:

Balance at beginning of the year	$83.7
Accruals for warranties issued during the period	52.0
Settlements made (in cash or in kind) during the period	(47.7)
Foreign currency translation	5.4

Balance at September 30, 2003	$93.4

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

     A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic Earnings (Loss) Per Share
Weighted average number of common shares outstanding	75.2	74.4	75.1	73.8

Income before cumulative effect of a change in accounting principle	$16.5	$9.7	$44.6	$21.7
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(24.1)

Net income (loss)	$16.5	$9.7	$44.6	$(2.4)

Net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.22	$0.13	$0.59	$0.29
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(0.32)

Net income (loss) per common share	$0.22	$0.13	$0.59	$(0.03)

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Diluted Earnings (Loss) Per Share
Weighted average number of common shares outstanding	75.2	74.4	75.1	73.8
Shares issued upon assumed vesting of restricted stock	0.1	0.2	0.1	0.2
Shares issued upon assumed exercise of outstanding stock options	0.4	0.6	0.4	0.7

Weighted average number of common and common equivalent shares	75.7	75.2	75.6	74.7

Income before cumulative effect of a change in accounting principle	$16.5	$9.7	$44.6	$21.7
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(24.1)

Net income (loss)	$16.5	$9.7	$44.6	$(2.4)

Net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$0.22	$0.13	$0.59	$0.29
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(0.32)

Net income (loss) per common share	$0.22	$0.13	$0.59	$(0.03)

     There were 0.6 million and 0.8 million shares subject to stock options outstanding that were excluded from the calculation of weighted average number of common shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period for the three and nine months ended September 30, 2003 and 2002, respectively.

8.	COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$16.5	$9.7	$44.6	$(2.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	7.6	(40.5)	80.8	(49.7)
Unrealized (loss) gain on derivatives	—	0.2	(0.8)	2.1
Unrealized gain (loss) on derivatives held by affiliates	1.5	(1.8)	1.9	(0.9)
Additional minimum pension liability	(0.2)	—	(0.2)	—

Total comprehensive income (loss)	$25.4	$(32.4)	$126.3	$(50.9)

9.	ACCOUNTS RECEIVABLE SECURITIZATION

     At September 30, 2003, the Company had accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $438.4 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $407.3 million at September 30, 2003 and $423.9 million at December 31, 2002. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $3.7 million for the three months ended September 30, 2003 and 2002, and were $10.8 million and $11.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the nine months ended September 30, 2003:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8
Net changes in fair value of derivatives	(0.2)	0.1	(0.1)
Net gains reclassified from accumulated other comprehensive income into income	(1.1)	0.4	(0.7)

Accumulated derivative net gains as of September 30, 2003	$—	$—	$—

11.	STOCK COMPENSATION PLANS

     The Company accounts for all stock-based compensation awarded under the Nonemployee Director Stock Incentive Plan (“the Director Plan”), the Long-Term Incentive Plan (“LTIP”) and the Stock Option Plan (“the Option Plan”) as prescribed under Accounting Principles Board Opinion (“APB”) No. 25, and also provides the disclosures required under SFAS No. 123 and SFAS No. 148. APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There was no compensation expense recorded under APB No. 25 for the Option Plan. However, APB No. 25 does require recognition of compensation expense under the Director Plan and the LTIP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$16.5	$9.7	$44.6	$(2.4)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.1	0.2	0.3	10.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.8)	(0.8)	(5.5)	(8.5)

Pro forma net income (loss)	$14.8	$9.1	$39.4	$(0.7)

Net income (loss) per share:
Basic – as reported	$0.22	$0.13	$0.59	$(0.03)

Basic – pro forma	$0.20	$0.12	$0.52	$(0.01)

Diluted – as reported	$0.22	$0.13	$0.59	$(0.03)

Diluted – pro forma	$0.20	$0.12	$0.52	$(0.01)

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

12.	CONSOLIDATION OF JOINT VENTURE

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling voting interest, does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the Company’s fourth quarter of 2003.

     The Company currently has equity interests in joint ventures with other entities. For those joint ventures where the Company is not the primary beneficiary as determined under FIN 46, the Company accounts for its investments under the equity method of accounting. The Company analyzed the provisions of FIN 46 as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA.

     GIMA was established in 1994 between the Company and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a current investment of $4.8 million in the joint venture. GIMA has no third party debt obligations.

     Under the terms of the GIMA agreement, either party may give notice that it wishes to sell its shares to the other party. The party receiving notice is obligated to purchase the shares within eighteen months. Per the GIMA agreement, the share price will be 25% of the net worth of the joint venture.

     On July 1, 2003, the Company began consolidating the accounts of GIMA. Historically, the Company accounted for its investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on the results of operations or financial position of the Company. The equity interest of Renault is reported as a minority interest, included in other noncurrent liabilities in the accompanying consolidated financial statements.

13.	SEGMENT REPORTING

     The Company has five reportable segments: North America; South America; Europe/Africa/Middle East; Asia/Pacific; and Sprayer Division. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Sprayer division manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2003 and 2002 are as follows:

Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)

Three Months Ended	North	South	Europe/Africa	Asia/	Sprayer
September 30,	America	America	/Middle East	Pacific	Division	Consolidated

2003
Net sales	$217.2	$121.7	$363.3	$46.3	$51.8	$800.3
Income from operations	0.2	18.8	13.0	8.6	1.3	41.9
Depreciation and amortization	3.2	1.5	8.6	1.5	0.9	15.7
Capital expenditures	2.3	3.1	14.4	—	0.1	19.9

2002
Net sales	$198.1	$69.5	$349.4	$29.9	$42.3	$689.2
Income (loss) from operations	(3.4)	8.2	31.4	5.1	(2.5)	38.8
Depreciation and amortization	3.3	1.1	7.6	1.0	0.8	13.8
Capital expenditures	4.9	1.6	7.2	—	0.5	14.2

Nine Months Ended	North	South	Europe/Africa	Asia/	Sprayer
September 30,	America	America	/Middle East	Pacific	Division	Consolidated

2003
Net sales	$654.8	$290.6	$1,217.5	$93.2	$204.1	$2,460.2
Income from operations	1.2	39.4	79.1	14.8	15.1	149.6
Depreciation and amortization	8.9	4.2	27.1	3.4	2.7	46.3
Capital expenditures	10.0	6.1	30.2	—	1.7	48.0

2002
Net sales	$552.0	$199.6	$1,052.0	$75.8	$203.4	$2,082.8
Income (loss) from operations	(2.9)	20.9	92.6	12.9	13.9	137.4
Depreciation and amortization	8.8	3.5	22.1	2.7	2.4	39.5
Capital expenditures	12.1	4.4	14.7	—	1.1	32.3

Assets
As of September 30, 2003	560.9	203.5	839.5	63.6	150.3	1,817.8
As of December 31, 2002	597.8	128.0	627.4	37.4	150.2	1,540.8

     A reconciliation from the segment information to the consolidated balances for income from operations and assets is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Segment income from operations	$41.9	$38.8	$149.6	$137.4
Restricted stock compensation expense	(0.3)	(0.7)	(0.5)	(28.5)
Restructuring and other infrequent expenses	(1.6)	(9.7)	(27.8)	(33.3)
Amortization of intangibles	(0.5)	(0.3)	(1.3)	(1.0)

Consolidated income from operations	$39.5	$28.1	$120.0	$74.6

	As of	As of
	September 30,	December 31,
	2003	2002

Segment assets	$1,817.8	$1,540.8
Cash and cash equivalents	27.2	34.3
Receivables from affiliates	10.2	8.9
Investments in affiliates	92.2	78.5
Other current and noncurrent assets	350.7	291.9
Intangible assets	410.8	394.6

Consolidated total assets	$2,708.9	$2,349.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     For the three months ended September 30, 2003, we recorded net income of $16.5 million, or $0.22 per share, compared to net income of $9.7 million, or $0.13 per share, for the same period in 2002. For the first nine months of 2003, we recorded net income of $44.6 million, or $0.59 per share, compared to a net loss of $2.4 million, or $0.03 per share, for the same period in 2002. During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.32 per share, related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was recorded as a cumulative effect of a change in accounting principle. Net income before the cumulative effect of a change in accounting principle during the first nine months of 2002 was $21.7 million, or $0.29 per share.

     The results for the third quarter and first nine months of 2003 included restructuring and other infrequent expenses (“restructuring expenses”) of $1.6 million, or $0.02 per share, and $27.8 million, or $0.25 per share, respectively, primarily related to the closures of our Coventry, England and DeKalb, Illinois tractor manufacturing facilities. During the second quarter of 2003, we also recorded a charge of approximately $12.4 million associated with litigation regarding our U.K. pension plan. The results for the third quarter and first nine months of 2003 also included restricted stock compensation expense of $0.3 million and $0.5 million, respectively, primarily related to awards earned under our Long-Term Incentive Plans (“LTIP”). The results for the third quarter and first nine months of 2002 included restructuring expenses of $9.7 million, or $0.08 per share, and $33.3 million, or $0.30 per share, respectively, primarily for costs associated with the closure of the Coventry, England manufacturing facility as well as various rationalization initiatives announced and initiated in 2001 and 2002. The results for the third quarter and first nine months of 2002 also included restricted stock compensation of $0.7 million, or $0.01 per share, and $28.5 million, or $0.25 per share, respectively, primarily due to increases in our common stock price in the first quarter of 2002 that resulted in earned restricted stock awards under the LTIP.

     Sales during the third quarter of 2003 were 16.1% higher than the third quarter of 2002, primarily due to higher sales in North America and South America, incremental sales of the new Challenger product line and the acquired Sunflower brand and positive currency translation impacts. Third quarter operating income, including restructuring expenses and restricted stock compensation expense, was $39.5 million in 2003 compared to $28.1 million in 2002. The improvement in 2003 was primarily due to higher sales partially offset by lower gross margins and decreases in restructuring expenses and restricted stock compensation expense. Gross margins declined from 18.1% of net sales in 2002 to 17.8% in 2003. This reduction in margins was primarily the result of higher manufacturing costs, unfavorable sales mix and negative currency impacts on European exports. Our manufacturing facility in Beauvais, France experienced cost inefficiencies and production delays associated with the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

transition of production from our Coventry, England facility, which was closed in the third quarter of 2003. In addition, weaker market conditions in key European markets negatively impacted sales, production and sales mix. Our results outside of Europe were improved, particularly in South America, where strong market conditions and higher production resulted in higher earnings.

     Sales during the first nine months of 2003 were 18.1% higher than 2002, primarily due to higher sales in South America, incremental sales of the new Challenger product line, the acquired Sunflower brand and positive currency translation impacts. Operating income, including restructuring expenses and restricted stock compensation expense, for the first nine months of 2003 was $120.0 million in 2003 compared to $74.6 million in 2002. The year-to-date increase was primarily due to sales growth over the prior year and decreases in restricted stock compensation expense and restructuring expenses. The growth in sales was partially offset by a reduction in gross margins from 18.5% of net sales in 2002 to 17.9% in 2003 as a result of production transition inefficiencies, currency impacts and sales mix. The production inefficiencies incurred in the first nine months relate to the transfer of production from the Coventry plant as well as a new OEM supply arrangement in our Randers, Denmark combine manufacturing facility.

     Retail Sales

     In North America, industry unit retail sales of tractors for the first nine months of 2003 increased approximately 19.3% over the first nine months of the prior year resulting from strong increases in the compact tractor and utility tractor segments and a moderate increase in the high horsepower tractor segment. Industry unit retail sales of combines were approximately 4.2% higher than the prior year. Our unit retail sales of tractors and combines for the first nine months of 2003 were higher than the prior year. Industry sales have improved in recent months due to higher commodity prices and improved weather conditions relative to 2002.

     In Western Europe, industry unit retail sales of tractors for the first nine months of 2003 decreased approximately 2.9% compared to the first nine months of the prior year. Market results were mixed with more significant declines in Germany, Spain and Italy where dry weather conditions have impacted demand. Unit sales in our key market of Germany were 8.0% below 2002 due to severe drought conditions and economic uncertainty. Our unit retail sales for the first nine months of 2003 also decreased when compared to the prior year period.

     South American industry unit retail sales of tractors and combines in the first nine months of 2003 increased approximately 4.4% and 32.0%, respectively, over the first nine months of the prior year primarily resulting from strong increases in the Argentine market. Our South American unit retail sales of tractors and combines also increased in the first nine months of 2003 compared to the same period in 2002.

     Outside of North America, Western Europe and South America, net sales for the first nine months of 2003 were higher than the prior year, particularly in Eastern Europe and Australia.

     Industry unit retail sales of sprayers in North America were flat for the first nine months of 2003 compared to 2002. Our unit retail sales of sprayers in 2003 in North America were slightly below 2002. Industry sales recovered in the third quarter to offset declines in the first half of 2003.

STATEMENTS OF OPERATIONS

     Net sales for the third quarter of 2003 were $800.3 million compared to $689.2 million for the same period in 2002. Net sales for the first nine months of 2003 were $2,460.2 million compared to $2,082.8 million for the prior year. The increase in net sales was primarily due to incremental sales of the new Challenger product line and the acquired Sunflower brand as well as positive foreign currency

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

translation impacts. Net sales of Challenger brand products, including sales of Challenger track tractors acquired in March 2002, were approximately $6.6 million and $96.3 million higher in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. In addition, net sales generated by the acquired Sunflower operations were approximately $10.8 million and $27.5 million for the third quarter and first nine months of 2003, respectively. Foreign currency translation positively impacted net sales by $58.3 million and $166.1 million in the third quarter and first nine months of 2003, respectively, primarily due to the strengthening of the Euro offset by the weakness of the Brazilian real. Excluding the incremental sales impact of the Challenger and Sunflower acquisitions and foreign currency translation, net sales were approximately 5.1% and 4.2% higher in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002.

     Regionally, net sales in North America, excluding currency impact, were $15.8 million, or 8.0% higher for the third quarter of 2003 and $95.9 million, or 17.4% higher for the first nine months of 2003 compared to the same periods in 2002. The sales increase for North America was the result of incremental sales of the Challenger product line and the acquisition of the Sunflower brand. In the Europe/Africa/Middle East region, net sales excluding currency impact, decreased $21.9 million, or 6.3%, for the third quarter of 2003 and decreased $10.1 million, or 1.0%, for the first nine months of 2003 compared to the same periods in 2002. The impact of weaker industry demand in Western Europe, particularly in Germany, and the continuation of production inefficiencies in Beauvais has led to the decline. Net sales excluding currency impact in South America increased $40.0 million, or 57.6%, for the third quarter of 2003 and $123.8 million, or 62.0%, for the first nine months of 2003 compared to the same periods in 2002, primarily due to increases in the Argentine market and the Brazilian combine market. In the Asia Pacific region, net sales excluding currency impact, increased $10.5 million, or 34.9%, for the third quarter of 2003 and $5.9 million, or 7.7%, for the first nine months of 2003 compared to the same periods in 2002, primarily due to stronger industry demand in Australia. Sprayers net sales, excluding currency impact, increased $8.3 million, or 19.7%, in the third quarter of 2003 and decreased $4.2 million, or 2.1%, for the first nine months of 2003 compared to the same periods in 2002. Industry demand recovered in the third quarter to partially offset declines in the first half of 2003.

     Gross profit was $142.5 million (17.8% of net sales) for the third quarter of 2003 compared to $125.0 million (18.1% of net sales) for the same period in the prior year. Gross profit was $440.5 million (17.9% of net sales) for the first nine months of 2003 compared to $385.0 million (18.5% of net sales) for the same period in the prior year. Gross margins deteriorated versus the prior year due to production inefficiencies related to the transfer of production from the Coventry plant as well as the new OEM supply arrangement in our Randers, Denmark combine manufacturing facility, negative currency impacts on European exports and sales mix.

     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2003 were $82.6 million (10.3% of net sales) compared to $70.8 million (10.3% of net sales) for the same period in the prior year. For the first nine months of 2003, SG&A expenses were $239.6 million (9.7% of net sales) compared to $206.2 million (9.9% of net sales) for the same period in the prior year. SG&A expenses increased primarily as a result of incremental expenses associated with the new Challenger product line and the acquired Sunflower brand as well as the impact of currency translation. Engineering expenses for the third quarter and the first nine months of 2003 were $18.0 million (2.2% of net sales) and $51.3 million (2.1% of net sales), respectively, compared to $15.4 million (2.2% of net sales) and $41.4 million (2.0% of net sales) for the same periods in the prior year.

     Restricted stock compensation expense was $0.3 million and $0.5 million, respectively, in the third quarter and first nine months of 2003 compared to $0.7 million and $28.5 million, respectively, for the same periods in 2002. Due to the rise in our common stock price in the first quarter of 2002, restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in our common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

bonus equal to 40% of the value of the stock also is paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants.

     We recorded restructuring expenses of $1.6 million and $27.8 million for the third quarter and first nine months ended September 30, 2003, respectively. The restructuring expenses in 2003 primarily related to the closure of our tractor manufacturing facilities in Coventry, England and DeKalb, Illinois. We recorded a $12.4 million charge in the second quarter of 2003 associated with litigation regarding our U.K. pension plan. See “Restructuring and Other Infrequent Expenses.” For the third quarter and first nine months ended September 30, 2002, we recorded restructuring expenses of $9.7 million and $33.3 million, respectively. The restructuring expenses recorded in 2002 were also associated with the closure of the Coventry facility as well as with various rationalization initiatives announced and initiated in 2001 and 2002.

     Income from operations was $39.5 million (4.9% of net sales) and $120.0 million (4.9% of net sales) for the third quarter and first nine months of 2003, respectively, compared to $28.1 million (4.1% of net sales) and $74.6 million (3.6% of net sales), respectively, for the same periods in the prior year. Income from operations during the third quarter and first nine months of 2003 includes restricted stock compensation and restructuring expenses of $0.3 million and $1.6 million, respectively, and $0.5 million and $27.8 million, respectively, as discussed above. Income from operations during the third quarter and first nine months of 2002 includes restricted stock compensation and restructuring expenses of $0.7 million and $9.7 million, respectively, and $28.5 million and $33.3 million, respectively. The increase in operating income before these charges in 2003 is primarily due to the increase in sales growth over the prior year, offset by a reduction in gross margins.

     Interest expense, net was $15.6 million and $45.7 million for the third quarter and first nine months of 2003, respectively, compared to $13.7 million and $42.2 million, respectively, for the same periods in 2002. The increase in interest expense was primarily due to higher debt levels, offset by lower interest rates in 2003 compared to 2002.

     Other expense, net was $4.6 million and $19.2 million in the third quarter and first nine months of 2003, respectively, compared to $4.7 million and $13.9 million, respectively, for the same periods in 2002. During the third quarter of 2003 and 2002, losses on sales of receivables primarily under our securitization facilities were $3.7 million for each period. For the first nine months of 2003, losses on sales of receivables were $10.8 million compared to $11.1 million for the same period in 2002. The decrease during the first nine months of 2003 is primarily due to lower interest rates in 2003 compared to 2002. We also experienced higher foreign exchange losses during the first nine months of 2003 than in 2002.

     We recorded an income tax provision of $8.1 million and $24.9 million for the third quarter and first nine months of 2003, respectively, compared to an income tax provision of $3.1 million and $6.3 million for the same periods in 2002. The effective tax rate was 45% for the first nine months of 2003 compared to 34% in the comparable prior year period. The increase in the effective rate is the result of not recording income tax benefits related to 2003 losses in the United States.

     Equity in net earnings of affiliates was $5.3 million and $14.4 million for the third quarter and first nine months of 2003, respectively, compared to $3.1 million and $9.5 million, respectively, in the same periods in 2002. Equity in earnings of our retail finance joint ventures was higher in the third quarter and first nine months of 2003 than the same periods of the prior year.

     During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.32 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

RECENT PENDING ACQUISITION

     On September 10, 2003, we entered into an agreement to acquire the business of Valtra Corporation (“Valtra”), a Finnish company owned by Kone Corporation. Valtra is a global tractor and off-road manufacturer of diesel engines with market leadership positions in the Nordic region of Europe and Latin America. Revenues for the twelve months ended June 30, 2003 were approximately $900 million prepared in accordance with generally accepted accounting principles in Finland. The purchase price is 600 million Euros, which is approximately $690 million, and is subject to an adjustment based on closing net assets. We intend to finance the purchase price as more fully described under the caption “Liquidity and Capital Resources.” The Valtra acquisition will be accounted for in accordance with SFAS No. 141, “Business Combinations.”

     We must receive the approval of the European Union competition authority in order to complete the purchase of Valtra. This approval may be subject to conditions (such as constraints on how we operate both the Valtra business and our existing business). In addition, we have applied to the Brazilian competition authority for its approval of our purchase of Valtra’s Brazilian business, although under Brazilian law we are not required to have that approval in order to complete the purchase (and we have agreed to complete the purchase even in the event that we do not receive that approval). The Brazilian competition authority may, either before or after we complete the purchase, impose conditions on how we operate both Valtra’s Brazilian business and our existing Brazilian business. At this time, we cannot predict with certainty when or whether these competition authorities will grant their approvals. The timing and the conditions of these approvals may result in our not completing the purchase of Valtra, may delay or prevent us from fully executing our business plan for operating the Valtra business and our existing business, or may force us to sell some or all of the Valtra business or our existing business. In the event that the purchase is not consummated by September 10, 2004, due to our failure to fulfill our closing obligations or the failure to receive necessary approvals, we have agreed to pay Kone 20 million Euros, or approximately $23 million. Any of these events could adversely affect our financial condition and results of operations.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     In March 2003, we announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to our facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. In connection with the restructuring plan, we recorded approximately $1.9 million of restructuring and other infrequent expenses during the nine months ended September 30, 2003. The components of the restructuring expenses are summarized in the following table (in millions):

			Facility
			Relocation
		Employee	and	Facility
	Employee	Retention	Transition	Closure
	Severance	Payments	Costs	Costs	Total

First quarter 2003 provision	$0.2	$0.1	$—	$—	$0.3
First quarter 2003 cash activity	—	—	—	—	—

Balances as of
March 31, 2003	0.2	0.1	—	—	0.3

Second quarter 2003 provision	0.3	0.1	0.4	0.2	1.0
Second quarter 2003 cash activity	(0.4)	—	(0.4)	(0.2)	(1.0)

Balances as of
June 30, 2003	0.1	0.2	—	—	0.3

Third quarter 2003 provision	—	—	0.3	0.3	0.6
Third quarter 2003 cash activity	(0.1)	(0.2)	(0.3)	(0.3)	(0.9)

Balances as of
September 30, 2003	$—	$—	$—	$—	$—

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     The severance costs relate to the termination of 134 employees, following the completion of production at the DeKalb facility. As of September 30, 2003, all employees have been terminated. The employee retention payments related to incentives paid to DeKalb employees who remained employed until certain future termination dates and were accrued over the term of the retention period. The severance costs were also accrued over the term of the retention period, as employees were entitled to severance payments only if they remained in service through their scheduled termination dates. Certain employees relocated to the Jackson, Minnesota facility, and costs associated with relocation were expensed as incurred. A portion of the machinery and equipment and all tooling located at DeKalb were relocated to the Jackson, Minnesota facility during the second quarter. The remaining portion of machinery and equipment will be sold or disposed. The buildings, land and improvements are being marketed for sale.

     During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down
	of
	Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 Provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of
December 31, 2002	—	8.2	18.0	2.1	28.3

First quarter 2003 provision	—	—	5.7	0.8	6.5
First quarter 2003 cash activity	—	(2.6)	(8.6)	(0.5)	(11.7)

Balances as of
March 31, 2003	—	5.6	15.1	2.4	23.1

Second quarter 2003 provision	—	—	4.0	1.4	5.4
Second quarter 2003 cash activity	—	(0.8)	(2.7)	(0.1)	(3.6)

Balances as of
June 30, 2003	—	4.8	16.4	3.7	24.9

Third quarter 2003 provision	—	—	0.3	—	0.3
Third quarter 2003 cash activity	—	(4.3)	(14.3)	(1.1)	(19.7)

Balances as of September 30, 2003	$—	$0.5	$2.4	$2.6	$5.5

     The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements are being marketed for sale. The severance costs relate to the termination of approximately 1,100 employees, following the completion of production in the Coventry facility. As of September 30, 2003, 993 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease termination and other facility exit costs. The $5.5 million of restructuring costs accrued at September 30, 2003 are expected to be incurred during 2003 and 2004.

     In October 2002, we applied to the High Court in London, England, for clarification of a provision in our U.K. pension plan that governs the value of pension payments payable to an employee

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those who take early retirement and those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. In December 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. We appealed the High Court’s ruling, and in July 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling for this aspect of the case, but ruled that other employees might qualify. The Court of Appeal ruling is subject to further appeal.

     As a result of the ruling, certain employees terminated in prior years under voluntary retirement arrangements may be entitled to additional payments, and therefore we recorded a charge in the second quarter of 2003, included in restructuring expenses, of approximately $12.4 million to reflect our current estimate of the additional pension liability associated with previous early retirement programs. The timing of our obligation to fund cash into the pension plan with respect to this increased liability, as well as our existing liability, depends on many factors including the overall funded status of the plan and the investment returns of the plan’s assets and is the subject of ongoing negotiations with representatives of the beneficiaries of the pension plan.

     In addition, during 2002, we initiated several rationalization plans and recorded restructuring expenses of $3.4 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel and certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany. During the three and nine months ended September 30, 2003, we recorded an additional $0.7 million and $1.3 million, respectively, of restructuring expenses associated with the rationalization initiatives in Germany as well as the European combine engineering rationalization. A total of $3.6 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 180 employees in total. At September 30, 2003, a total of approximately $3.9 million of expenses had been incurred and paid. The remaining accrued balance of $0.8 million as of September 30, 2003 is expected to be incurred during 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     Our primary financing and funding sources are the $250.0 million 8 1/2% senior subordinated notes due 2006 (the “Subordinated Notes”), the $250.0 million 9 1/2% senior notes due 2008 (the “Senior Notes”), a $350.0 million revolving credit facility and approximately $438.4 million of accounts receivable securitization facilities.

     We have a $350.0 million multi-currency revolving credit facility with a group of lenders led by Rabobank that matures in October 2005. The facility is secured by a majority of our U.S., Canadian and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on borrowings outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.875% and 3.00% based on our Senior Debt Ratio, or (2) the higher of Rabobank’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.625% and 1.5% based on our Senior Debt Ratio. The facility contains covenants, including covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     On July 16, 2003, we amended our revolving credit facility to adjust the Total Debt to EBITDA and Senior Debt to EBITDA financial covenants for the quarters ending June 30, 2003, September 30, 2003 and December 31, 2003 and to eliminate the impact of any unfavorable judgments associated with the current pension litigation in the United Kingdom from the Consolidated Tangible Net Worth covenant calculation. As of September 30, 2003, we had borrowings of $276.9 million and availability to borrow $65.6 million under the revolving credit facility.

     Our business is subject to substantial cyclical variations, which generally are difficult to forecast. Our results of operations may also vary from time to time resulting from costs associated with rationalization plans and acquisitions. As a result, we have had to request relief from our lenders with respect to financial covenant compliance. While we do not currently anticipate asking for any relief, it is possible that we would require relief in the future. Based upon our historical working relationship with our lender, we currently do not anticipate any difficulty in obtaining that relief.

     Under our securitization facilities, we sell accounts receivable on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. As of September 30, 2003, the funded balance of $407.3 million has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The agreements provide that the agent, Rabobank, has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of three levels by Standard & Poor’s and two levels by Moody’s would need to occur.

     The securitization facilities expire in 2005 and 2006 but are subject to annual renewal. These facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities is dependent upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.

     We have outstanding $250.0 million of Senior Notes. The Senior Notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount plus accrued interest on May 1, 2007. The indenture governing the senior notes requires us to offer to repurchase the senior notes at 101% of their principal amount, plus accrued interest to the date of the repurchase in the event of a change in control. The indenture contains certain covenants that among other things, limits our ability (and that of its restricted subsidiaries) to incur additional indebtedness; make restricted payments (including dividends and share repurchases); make investments; guarantee indebtedness; create liens; and sell assets and share repurchases.

     We also have outstanding $250.0 million of Subordinated Notes. The Subordinated Notes are unsecured obligations and are redeemable at our option, in whole or in part, at any time at 100% of their principal amount plus accrued interest. The Subordinated Notes include certain covenants similar to those contained in the Senior Notes.

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $850.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

million in working capital at September 30, 2003 (as compared with $627.2 million at December 31, 2002, and $639.1 million at September 30, 2002). Accounts receivable and inventory combined were $225.6 million higher than at December 31, 2002. The increase is primarily due to seasonal working capital requirements, as well as currency translation, higher inventory levels related to the transition of production from closed manufacturing facilities and the consolidation of our GIMA joint venture as of July 1, 2003.

     Cash flow used in operating activities was $132.6 million for the nine months ended September 30, 2003, compared to $74.8 million for the comparable period in 2002. The use of cash in both periods was primarily due to increases in working capital as described above.

     Capital expenditures for the nine months ended September 30, 2003, were $48.0 million compared to $32.3 million for the comparable period in 2002. The increase in capital expenditures was primarily due to new product introductions as well as capital associated with the transition of production from closed manufacturing facilities. We anticipate that capital expenditures for the full year of 2003 will range from approximately $65 million to $70 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio (total long-term debt divided by the sum of total long-term debt and stockholders’ equity) was 48.2% at September 30, 2003, as compared to 47.0% at December 31, 2002 and 46.4% at September 30, 2002. The increase is primarily attributable to our higher borrowings to fund working capital requirements.

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

     The purchase price for our acquisition of Valtra is approximately $690 million, subject to customary closing adjustments. In connection with the acquisition, we obtained a commitment from Rabobank for new financing arrangements sufficient to fund the full purchase price of the acquisition. The arrangements with Rabobank would provide us with a new $450 million term loan, a new $300 million revolving credit facility and a $250 million bridge loan facility that we would need to refinance within a year. Despite the availability of these arrangements, our preferred method for permanent financing of the acquisition is through a combination of a public offering of our common stock that would yield a minimum of $250 million, an offering of subordinated notes that would yield approximately 300 million Euros and the new term loan and revolving credit facility with Rabobank.

     Any offering of our common stock or subordinated notes will be subject to prevailing market conditions and may or may not be completed prior to the closing of the acquisition. Assuming that we complete these offerings, we plan to use any proceeds in excess of the purchase price of Valtra to redeem all of our outstanding Subordinated Notes and to repay amounts outstanding under our existing revolving credit facility, which expires in 2005. Our financing plan may be reassessed based upon prevailing market conditions and the timing of the closing of the Valtra transaction.

     We believe that available borrowings under the revolving credit facility, funding under the accounts receivable securitization facilities, the proposed financing for the Valtra acquisition, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

OUTLOOK

     AGCO’s results for the full year are expected to be improved over 2002. Our net sales are projected to increase for the full year of 2003 primarily due to the Sunflower acquisition, sales growth in the Challenger product line and the strengthening of the Euro. Increased profitability in South America and other market segments is expected to offset production transition issues and weak Western European market conditions. We have reduced production levels and deferred new product introductions in the Beauvais facility for the balance of the year in order to identify and execute corrective actions to improve supplier deliveries and productivity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The goodwill in each of our segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. We utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, we determined that goodwill associated with our Argentine and North American reporting units was impaired. As a result, we recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted on October 1, 2002 indicated no further reduction in the carrying amount of goodwill was required in 2002. We are currently performing our 2003 annual impairment analyses as of October 1, 2003. We would conduct analyses on an interim basis if an event occurred or circumstances indicated that the asset might be impaired.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 does not impact our restructuring plans initiated in prior years, including the closure of the Coventry, England manufacturing facility. We adopted this standard effective January 1, 2003, and accounted for the DeKalb, Illinois plant closure in accordance with the standard’s provisions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

This adoption of this standard did not have a material impact on our current results of operations or financial condition.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of FASB Statement No. 123,” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002. Refer to Note 11 in our Condensed Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” (“FIN 46”) which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity and must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is effective for fiscal years or interim periods ending after December 15, 2003, to variable entities that were acquired before February 1, 2003. We adopted the provisions of FIN 46 on July 1, 2003. Refer to Note 12 in our Condensed Consolidated Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this standard clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This standard is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on our current results of operations and financial position.

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

     In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” (“EITF Issue No. 01-8”), which was later ratified by the FASB. EITF Issue No. 01-8 clarifies certain provision of SFAS No. 13, with respect to the identification of lease elements in arrangements that do not explicitly include lease provisions. Any lease element identified under the model of EITF Issue No. 01-8 should be accounted for under current lease accounting literature. EITF Issue No. 01-8 should be applied prospectively for lessees and lessors to arrangements newly agreed to, modified, or acquired in a business combination beginning with the first reporting period after May 28, 2003. The adoption of this standard had no impact on our current results of operations and financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

FORWARD-LOOKING STATEMENTS

     Certain statements included under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report reflect assumptions, expectations, projections, intentions, or beliefs about future events. These statements, which may relate to such matters as our expectations with respect to industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the resolution of the U.K. pension litigation (including the resolution of any appeals and the final determination of any additional plan liabilities), the timing, completion and effects of the Valtra transaction, resolution of production issues at the Beauvais facility and our future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow,” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. In addition to the specific factors discussed in this report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted, and crop yields;

•	farm income, debt levels, and customer access to credit;

•	farm land values, farm cash receipts, and farm profits;

•	pervasive livestock diseases;

•	production disruptions;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.

     Further information that could significantly affect our results is included in our Annual Report on Form 10-K for the year ended December 31, 2002, and our other filings with the Securities Exchange Commission. Any forward-looking statement should be considered in light of these important factors.

     New factors that could cause actual results to differ materially from those described above emerge from time to time, and it is not possible for us to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update the information contained in such statement to reflect subsequent developments or information except as required by law.

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

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of September 30, 2003 stated in U.S. dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(10.6)	1.56	$(0.6)
British pound	(31.7)	0.62	(0.9)
Canadian dollar	(20.7)	1.38	(0.2)
Danish krone	5.4	6.60	0.2
Euro dollar	59.5	0.85	(0.3)
Japanese yen	9.9	114.62	0.2
Mexican peso	(10.0)	10.91	0.2
Norwegian krone	1.4	7.09	—
South African rand	(0.2)	7.18	—
Swedish krona	1.3	7.83	—

	$4.3		$(1.4)

*	per U.S. dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our Subordinated Notes and our Senior Notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the nine months ended September 30, 2003 would have increased by approximately $1.5 million.

     We had no interest rate swap contracts outstanding in the nine months ended September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of September 30, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to AGCO Corporation would be made known to them by others within the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 2002, the Company applied to the High Court in London, England, for clarification of a provision in its U.K. pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. In December 2002, the High Court ruled against the Company’s position that reduced pension payments are payable in the context of early retirements or terminations. The Company appealed the High Court’s ruling, and in July 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling for this aspect of the case, but ruled that other employees might qualify. The Court of Appeal ruling is subject to further appeal.

     As a result of the ruling, certain employees terminated in prior years under voluntary retirement arrangements may be entitled to additional payments, and therefore the Company recorded a charge in the second quarter of 2003, included in restructuring and other infrequent expenses, of approximately $12.4 million to reflect its current estimate of the additional pension liability associated with previous early retirement programs. The timing of the Company’s obligation to fund cash into the pension plan with respect to this increased liability, as well as the Company’s existing liability, depends on many factors including the overall funded status of the plan and the investment returns of the plan’s assets and is the subject of ongoing negotiations with representatives of the beneficiaries of the pension plan.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Sworn statement of Robert J. Ratliff, the Company’s principal executive officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Sworn statement of Andrew H. Beck, the Company’s principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Sworn statement of Robert J. Ratliff, the Company’s principal executive officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Sworn statement Andrew H. Beck, the Company’s principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the fiscal quarter ended September 30, 2003, we furnished a Current Report on Form 8-K dated July 24, 2003, reporting our financial results for the second quarter ended June 30, 2003. In the Form 8-K, we reported information under Item 9.

Also during the fiscal quarter ended September 30, 2003, we filed a Current Report on Form 8-K dated September 12, 2003, announcing that we had entered into an agreement to acquire the business of Valtra Corporation, a Finnish company owned by Kone Corporation. In the
Form 8-K, we reported information under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant

Date: November 14, 2003	/s/ Andrew H. Beck Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)