Form 10-K
period 2003-12-31
AGCO CORP /DE
filed 2004-03-15
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2003

of

AGCO CORPORATION

A Delaware Corporation

IRS Employer Identification No. 58-1960019
SEC File Number 1-12930

4205 River Green Parkway

Duluth, GA 30096
(770) 813-9200

      AGCO Corporation’s Common Stock and Junior Preferred Stock purchase rights are registered pursuant to Section 12(b) of the Act. AGCO Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement, portions of which are incorporated by reference in Part III of this Form 10-K.

      The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2003 was $1.3 billion. As of June 30, 2003, 75,218,485 shares of AGCO Corporation’s Common Stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates. AGCO Corporation is an accelerated filer.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of AGCO Corporation’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
Item 1. Business
PART II
DIVIDEND POLICY
INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
AGCO CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share amounts)
4. Accounts Receivable Securitization
9. Common Stock
10. Stock Incentive Plans
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PART IV
SIGNATURES
ANNUAL REPORT OF FORM 10-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
EX-4.5 REGISTRATION RIGHTS AGREEMENT
EX-10.8 EMPLOYMENT AGREEMENT
EX-10.9 EMPLOYMENT AGREEMENT
EX-21.0 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF KPMG LLP
EX-23.2 NOTICE REGARDING ABSENCE OF CONSENT OF AA
EX-24.0 POWERS OF ATTORNEY
EX-31.1 SECTION 302 CERTIFICATION OF CO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I

Item 1.	Business

      AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

      We are the third largest manufacturer and distributor of agricultural equipment and related replacement parts in the world based on annual net sales. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of brand names, including: AGCO®, AgcoAllis®, AgcoStar®, Ag-Chem®, Challenger®, Farmhand®, Fendt®, Fieldstar®, Gleaner®, Glencoe®, Hesston®, Lor * Al®, Massey Ferguson®, New Idea®, RoGator®, SoilteqTM, Spra-Coupe®, Sunflower®, Terra-Gator®, Tye®, White® and Willmar®. We distribute most of our products through a combination of approximately 8,400 independent dealers and distributors, associates and licensees in more than 140 countries. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Ireland and Brazil through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

      As a result of the Valtra acquisition consummated on January 5, 2004, (see “Valtra Acquisition”) we also began marketing under the Valtra® and SisuDieselTM brand names. Depending on the markets, we distribute these products directly to end customers or through Valtra’s 820 independent dealers and distributors.

      Since our formation in June 1990, we have grown substantially through a series of over 20 acquisitions. We have been able to expand and strengthen our independent dealer network, introduce new tractor product lines and complementary non-tractor products in new markets and expand our replacement parts business to meet the needs of our customers.

      As part of our acquisition strategy, we also identify areas of our business in which we can decrease excess capacity and eliminate duplication in administrative, sales, marketing and production functions. Since 1991, we have completed several restructuring initiatives in which we have relocated production to more efficient facilities, closed ten manufacturing facilities and reduced operating expenses. Further, we have achieved significant cost savings and efficiencies by eliminating duplicative administrative, sales and marketing functions, increasing manufacturing plant utilization and engineering common product platforms for certain products.

Valtra Acquisition

      On January 5, 2004, we completed our acquisition of the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €600.6 million net of approximately €21.4 million cash acquired (or approximately $755.9 million net), subject to customary closing adjustments. Valtra is a global tractor and off-road engine manufacturer with market leadership positions in the Nordic region of Europe and Latin America.

Products

Tractors

      Our compact tractors (under 40 horsepower) are sold under the AGCO, Challenger and Massey Ferguson brand names and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category

(40-100 horsepower), including two-wheel and all-wheel drive versions. We sell utility tractors under the AGCO, Challenger, Massey Ferguson, AgcoAllis, Fendt and Valtra brand names. In addition, we began selling utility tractors under the Valtra brand name as a result of our acquisition of Valtra in January 2004. Utility tractors are typically used on small and medium-sized farms and in specialty agricultural industries, such as orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100-500 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the AGCO, Challenger, Massey Ferguson, Fendt and Valtra brand names. Tractors accounted for approximately 58% of our net sales in 2003, 2002 and 2001.

Combines

      We sell combines under the Gleaner, Massey Ferguson, Fendt, Challenger and AgcoAllis brand names. Depending on the market, Gleaner and Massey Ferguson combines are sold with conventional or rotary technology, while the Fendt and AgcoAllis combines utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 9% of our net sales in 2003, 7% in 2002 and 8% in 2001.

Sprayers

      We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as pre-emergence, and after crops emerge from the ground, known as post-emergence, under the RoGator, Terra-Gator, Spra-Coupe, Lor*Al and Willmar brand names. We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Sprayers accounted for approximately 7% of our net sales in 2003, 8% in 2002 and 6% in 2001.

Hay Tools and Forage Equipment, Implements and Other Products

      We sell hay tools and forage equipment primarily under the Hesston brand name and, to a lesser extent, the New Idea, Massey Ferguson, Challenger and White brand names. Hay and forage equipment includes both round and rectangular balers, self-propelled windrowers, forage harvesters, disc mowers and mower conditioners and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy and horse industries.

      We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include: disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes loaders, which are used for a variety of tasks including lifting and transporting hay crops. We sell implements, planters and other products under the Hesston, New Idea, Massey Ferguson, White, Sunflower, Tye, Farmhand, Glencoe and Fendt brand names. Hay tools and forage equipment, implements and other products accounted for approximately 11% of our net sales in 2003 and 10% in 2002 and 2001.

      Through our Fieldstar brand precision farming system, we offer software and hardware products that provide farmers with the capability to enhance productivity by utilizing global positioning system, or GPS, technology, yield mapping, variable rate planting, and application and site specific agriculture. Many of our tractors, combines, planters, sprayers, tillage and other application equipment are equipped to employ the Fieldstar system technology at the customer’s option. In addition, our Soilteq operation designs and merchandises site-specific farming systems to enhance crop yield and productivity.

      As a result of our acquisition of Valtra, we acquired the SisuDiesel Engines division of Valtra, which produces diesel engines, gears and generating sets for use in Valtra and certain AGCO products and for sale to third parties. The engine division of Valtra specializes in the manufacture of offroad engines in the 50–450 horsepower range.

Replacement Parts

      In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for products sold under all of our brand names. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 15% of our net sales in 2003, 17% in 2002 and 18% in 2001.

Marketing and Distribution

      We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales to the equipment’s end user in addition to after-sales service and support of the equipment. Our distributors may sell our products through a network of dealers supported by the distributor. Through our acquisitions and dealer development activities, we have broadened our product lines, expanded our dealer network and strengthened our geographic presence in Western Europe, North America, South America and the rest of the world. Our sales are not dependent on any specific dealer, distributor or group of dealers. We intend to maintain the separate strengths and identities of our brand names and product lines.

Western Europe

      We market fully assembled tractors and other equipment in all Western European markets directly through a network of approximately 2,000 independent Massey Ferguson, Fendt and Challenger dealer outlets and agricultural cooperatives. In addition, we sell through independent distributors and associates in certain markets, which distribute through approximately 760 Massey Ferguson and Fendt dealer outlets. In many cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for approximately 46% of our net sales in 2003, 2002 and 2001. As a result of our acquisition of Valtra on January 5, 2004, we distribute tractors and replacement parts under the Valtra brand name in Western Europe. Depending on the market, these products are sold directly to the end user or through independent dealers and distributors.

North America

      We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 2,900 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. We sell certain of our sprayer brands acquired in the Ag-Chem acquisition directly to the end customer, often a fertilizer and chemical supplier. We also provide a portion of the after-sales service and support for these sprayer products. Sales in North America accounted for approximately 34% of our net sales in 2003, 36% in 2002 and 35% in 2001. As a result of our acquisition of Valtra on January 5, 2004, we distribute tractors and replacement parts under the Valtra brand name in North America through independent dealers and distributors.

South America

      We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 250 independent dealers, primarily supporting the Massey Ferguson, AgcoAllis and Challenger brand names. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 12% of our net sales in 2003, 9% in 2002 and 10% in 2001. As a result of our acquisition of Valtra on January 5, 2004, we distribute tractors and replacement parts under the Valtra brand name in South America through independent dealers and distributors.

Rest of the World

      Outside Western Europe, North America and South America, we operate primarily through a network of approximately 2,500 independent Massey Ferguson, Fendt and Challenger distributors and dealer outlets, as well as associates and licensees, marketing our products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. In some cases, we also sell agricultural equipment directly to governmental agencies. Sales outside Western Europe, North America and South America accounted for approximately 8% of our net sales in 2003 and 9% in 2002 and 2001. As a result of our acquisition of Valtra on January 5, 2004, we distribute tractors and replacement parts under the Valtra brand name in the Middle East, Eastern and Central Europe, Australia and Asia through independent dealers and distributors.

      In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for our products and a source of low cost production for certain Massey Ferguson products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson equipment in its home country but may not sell these products in other countries. We generally license to these associates certain technology as well as the right to use Massey Ferguson’s trade names. We sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally provide technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson brand name in the licensed territory and also may become a source of low cost production for us.

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

Dealer Support and Supervision

      We believe that one of the most important criteria affecting a farmer’s decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. We provide significant support to our dealers in order to improve the quality of our dealer network. We monitor each dealer’s performance and profitability and establish programs that focus on continual dealer improvement. In North America, we also identify open markets with the greatest potential for each brand and select an existing dealer, or a new dealer, who would best represent the brand in that territory. We protect each existing dealer’s territory and will not place the same brand with another dealer within that protected area. Internationally, we also focus on the development of our dealers. We analyze, on an ongoing basis, the regions of each country where market share is not acceptable. Based on this analysis, we may add a dealer in a particular territory or a non-performing dealer may be replaced or refocused on performance standards.

      We believe that our ability to offer our dealers a full product line of agricultural equipment and related replacement parts, as well as our ongoing dealer training and support programs focusing on business and inventory management, sales, marketing, warranty and servicing matters and products, helps ensure the vitality and increase the competitiveness of our dealer network. In addition, we maintain dealer advisory groups to obtain dealer feedback on our operations. We believe that all of these programs contribute to the good relations we generally enjoy with our dealers.

      In addition, we have agreed to provide our dealers with competitive products, terms and pricing. We also give our dealers volume sales incentives, demonstration programs and other advertising to assist sales. We design our competitive sales programs, including retail financing incentives, and our policies for maintaining parts and service availability with extensive product warranties to enhance our dealers’ competitive position. In general, either party may cancel dealer contracts within certain notice periods.

Wholesale Financing

      Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from six to 12 months, depending on the product. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in all new and used equipment we finance.

      Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

      For sales outside of the United States and Canada, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to dealers or distributors in the United States and Canada, where we generated approximately 27.5% of our net sales in 2003, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2003, 18.6%, 6.7%, 1.4% and 0.8% of our net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

Retail Financing

      Through our retail financing joint ventures located in North America, the United Kingdom, France, Germany, Ireland and Brazil, we provide a competitive and dedicated financing source to the end users of our products, as well as equipment produced by other manufacturers. These retail finance companies are owned 49% by us and 51% by a wholly-owned subsidiary of Rabobank. We can tailor retail finance programs to prevailing market conditions, and such programs can enhance our sales efforts.

Manufacturing and Suppliers

Manufacturing and Assembly

      We have consolidated the manufacturing of our products in locations where capacity, technology or local costs are optimized. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future.

Western Europe

      In 2003, we completed a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. Our tractor manufacturing operations in Western Europe are now located in Beauvais, France and Marktoberdorf, Germany. In addition, we maintain a combine manufacturing facility in Randers, Denmark. The Beauvais facility produces 65 to 225 horsepower tractors marketed under the Massey Ferguson, Challenger and AGCO brand names. The Marktoberdorf facility produces 50 to 260 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson and Fendt brand names. We also assemble forklifts in our Kempten, Germany facility for sale to third parties and assemble cabs for our Fendt tractors in Baumenheim, Germany. As a result of our acquisition of Valtra, we have a tractor manufacturing facility in Suolahti, Finland, as well as diesel engine manufacturing facility in Linnavuori, Finland. We have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

North America

      Our current manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota; and Queretaro, Mexico. The Beloit facility produces tillage, seeding and specialty harvesting equipment under the Sunflower brand name. The Hesston facility produces hay and forage equipment marketed under the Hesston, New Idea, Challenger and Massey Ferguson brand names, conventional and rotary combines under the Gleaner, Massey Ferguson and Challenger brand names, and planters under the White brand name. In March 2003, we announced our plan to close the DeKalb, Illinois Challenger tractor facility and completed the relocation of production to our Jackson, Minnesota facility in June 2003. We produce high horsepower track tractors for the Challenger brand name, self-propelled sprayers marketed under the Lor*Al, RoGator, Spra-Coupe, Terra-Gator and Willmar brand names, wheeled loaders marketed under the Willmar and Massey Ferguson brand names, and dry fertilizer spreaders marketed under the Willmar brand name in our Jackson facility. In Queretaro, we assemble tractors for distribution in the Mexican market.

South America

      Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 210 horsepower, and industrial loader-backhoes. The tractors are sold under the Massey Ferguson, AgcoAllis and Challenger brand names. We also manufacture conventional combines marketed under the Massey Ferguson and AgcoAllis brand names in Santa Rosa, Rio Grande do Sul, Brazil. As a result of our acquisition of Valtra, we have a tractor manufacturing facility in Mogi das Cruzes, Brazil.

Third-Party Suppliers

      We believe that managing the level of our and our dealers’ inventory is critical to maintaining favorable pricing for our products. Unlike many of our competitors, we externally source many of our products, components and replacement parts. Our production strategy minimizes our research and development and capital investment requirements and allows us greater flexibility to respond to changes in market conditions.

      We purchase some of the products we distribute from third-party suppliers. We purchase standard and specialty tractors from SAME Deutz-Fahr Group S.p.A. and distribute these tractors worldwide. In addition, we purchase some tractor models from a licensee in Turkey and compact tractors from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers.

      In addition to the purchase of machinery, third-party companies supply significant components used in our manufacturing operations, such as engines. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers has been favorable. Although we currently depend on outside suppliers for several of our products, we believe that, if necessary, we could identify alternative sources of supply without material disruption to our business.

Seasonality

      Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. December is typically our largest month for retail sales because our customers purchase a higher volume of our products at year end with funds from their completed harvests and when dealer incentives may be the greatest.

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

      We believe several key factors influence a buyer’s choice of farm equipment, including the strength and quality of a company’s dealers, the quality and pricing of products, dealer or brand loyalty, product availability, the terms of financing and customer service. We believe that we have improved, and we continually seek to improve, in each of these areas. Our primary focus is increasing farmers’ loyalty to our dealers and overall dealer organizational quality in order to distinguish us in the marketplace. See “— Marketing and Distribution” for additional information.

Engineering and Research

      We make significant expenditures for engineering and applied research to improve the quality and performance of our products and to develop new products. Our expenditures on engineering and research were approximately $71.4 million, or 2% of net sales, in 2003, $57.2 million, or 2% of net sales, in 2002 and $49.6 million, or 2% of net sales, in 2001.

Intellectual Property

      We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our rights to use our trade and brand names, important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. Our products are distributed under the brand names AGCO®, AgcoAllis®, AgcoStar®, Ag-Chem®, Challenger®, Farmhand®, Fendt®, Fieldstar®, Gleaner®, Glencoe®, Hesston®, Lor * Al®, Massey Ferguson®, New Idea®, RoGator®, SoilteqTM, Spra-Coupe®, SisuDieselTM, Sunflower®, Terra-Gator®, Tye®, Valtra®, White® and Willmar®.

Environmental Matters and Regulation

      We are subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of wastewater, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing, and the effects that they may have on us in the future are impossible to predict with accuracy. It is our policy to comply with all applicable environmental, health and safety laws and regulations, and we believe that any expense or liability we may incur in connection with any noncompliance with any law or regulation or the cleanup of any of our properties will not have a materially adverse effect on us. We believe that we are in compliance in all material respects with all applicable laws and regulations.

      The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us. As a result of our acquisition of Valtra on January 5, 2004, we acquired the SisuDiesel Engine division of Valtra, which specializes in the manufacturing of offroad engines in the 40-450 horsepower range. We believe SisuDiesel currently complies with Com II and Tier II emissions requirements set by European and U.S. regulatory authorities. Tier III emission requirements must be met starting in January 2005, and we expect to meet those requirements through the introduction of new technology on the engines.

      Our international operations also are subject to environmental laws, as well as various other national and local laws, in the countries in which we manufacture and sell our products. We believe that we are in compliance with these laws in all material respects and that the cost of compliance with these laws in the future will not have a material adverse effect on us.

Regulation and Government Policy

      Domestic and foreign political developments and government regulations and policies directly affect the agricultural industry in the United States and abroad and indirectly affect the agricultural equipment business. The application, modification or adoption of laws, regulations or policies could have an adverse effect on our business.

      We are subject to various federal, state and local laws affecting our business, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of laws regulate our contractual relationships with our dealers. These laws impose substantive standards on the relationship between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

Employees

      As of December 31, 2003, we employed approximately 11,300 employees, including approximately 3,400 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with contracts that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information

      Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” under the Investor Center section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	Forms 3, 4 and 5; and

•	amendments to the foregoing reports.

      The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission. We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available in the “Corporate Governance” section; and

•	our code of conduct, which is available in the “Ethics & Compliance” section.

      In addition, should there be any waivers of our Code of Ethics, those waivers will be available in the “Ethics & Compliance” section.

Executive Officers of the Registrant

      The table sets forth information as of February 27, 2004 with respect to each person who is an executive of the Company.

Name	Age	Positions

Robert J. Ratliff	72	Chairman, President and Chief Executive Officer
Garry L. Ball	56	Senior Vice President – Engineering
Andrew H. Beck	40	Senior Vice President – Chief Financial Officer
Norman L. Boyd	60	Senior Vice President – Human Resources
David L. Caplan	56	Senior Vice President – Materials Management, Worldwide
Gary L. Collar	47	Senior Vice President and General Manager, EAME
Randall G. Hoffman	52	Senior Vice President and General Manager, Challenger Division Worldwide
Frank C. Lukacs	45	Senior Vice President – Manufacturing Technologies and Quality
Stephen D. Lupton	59	Senior Vice President – Corporate Development and General Counsel
James M. Seaver	57	Senior Vice President and General Manager, Americas
Dexter E. Schaible	53	Senior Vice President – Product Development

      Robert J. Ratliff is currently the President and Chief Executive Officer of the Company, positions he assumed following the death of our former President and Chief Executive Officer, Mr. John Shumejda, in January 2002. In addition, Mr. Ratliff has served as the Executive Chairman of the Board of Directors since January 1999, Chairman of the Board of Directors since August 1993, and a Director since June 1990. Mr. Ratliff previously served as Chief Executive Officer of the Company from January 1996 until November 1996 and from August 1997 to February 1999 and President and Chief Executive Officer from June 1990 to January 1996. Mr. Ratliff is also a director of the National Association of Manufacturers and the Association of Equipment Manufacturers. Mr. Ratliff is a member of the Board of Councilors of the Carter Center.

      Garry L. Ball has been Senior Vice President — Engineering since June 2002. Mr. Ball was Senior Vice President — Engineering and Product Development from June 2001 to June 2002. From 2000 to 2001, Mr. Ball was Vice President of Engineering at CapacityWeb.com. From 1999 to 2000, Mr. Ball was employed as Vice President of Construction Equipment New Product Development at CNH Global N.V. Prior to that assignment, he held several key positions including Vice President of Engineering Agricultural Tractor for New Holland N.V., Europe, and Chief Engineer for Tractors at Ford New Holland.

      Andrew H. Beck has been Senior Vice President — Chief Financial Officer since June 2002. Mr. Beck was Vice President, Chief Accounting Officer from January 2002 to June 2002, Vice President and Controller from April 2000 to January 2002, Corporate Controller from January 1996 to April 2000, Assistant Treasurer from March 1995 to January 1996 and Controller, International Operations from June 1994 to March 1995.

      Norman L. Boyd has been Senior Vice President — Human Resources since June 2002. Mr. Boyd was Senior Vice President — Corporate Development for the Company from October 1998 to June 2002, Vice President of Europe/ Africa/ Middle East Distribution from February 1997 to September 1998, Vice President of Marketing, Americas from February 1995 to February 1997 and Manager of Dealer Operations from January 1993 to February 1995.

      David L. Caplan has been Senior Vice President — Material Management — Worldwide since October 2003. Mr. Caplan was the Senior Director of Purchasing of PACCAR Inc from January 2002 to October 2003 and was Director of Operation Support with Kenworth Truck Company from November 1997 to January 2002.

      Gary L. Collar has been Senior Vice President and General Manager, EAME since January 2004. Previously, Mr. Collar was Vice President, Worldwide Market Development for our Challenger Division from May 2002 until January 2004. Between 1994 and 2002, Mr. Collar held various senior executive positions with ZF Friedrichshaven A.G., including Vice President Business Development, North America, from 2001 until 2002, and President and Chief Executive Officer of ZF-Unisia Autoparts, Inc., from 1994 until 2001.

      Randall G. Hoffman has been Senior Vice President and General Manager, Challenger Division Worldwide since January 2004. Previously within AGCO, Mr. Hoffman held the positions of Vice President and General Manager, Worldwide Challenger Division, from June 2002 to January 2004, Vice President of Sales and Marketing, North America, from December 2001 to June 2002, Vice President, Marketing North America, from April 2001 to November 2001, Vice President of Dealer Operations, from June 2000 to April 2001, Director, Distribution Development, North America, from April 2000 to June 2000, Manager, Distribution Development, North America, from May 1998 to April 2000, and General Marketing Manager, from January 1995 to May 1998.

      Frank C. Lukacs has been Senior Vice President — Manufacturing Technologies and Quality since October 2003. Mr. Lukacs was Senior Director of Manufacturing with Case Corporation from 1996 to October 2003, where he managed manufacturing operations in the United States, Latin America and Australia. He held various manufacturing positions with Simpson Industries from 1987 to 1996, most recently as Senior Director Manufacturing — Engine Products Group. Prior to that, he served in various manufacturing and general management positions with General Motors Corporation from 1977 to 1987, most recently as Manufacturing Supervisor and as Senior Industrial Engineer.

      Stephen D. Lupton has been Senior Vice President — Corporate Development and General Counsel since June 2002. Mr. Lupton was Senior Vice President, General Counsel for the Company from June 1999 to June 2002, Vice President of Legal Services, International from October 1995 to May 1999, and Director of Legal Services, International from June 1994 to October 1995. Mr. Lupton was Director of Legal Services of Massey Ferguson from February 1990 to June 1994.

      James M. Seaver has been Senior Vice President and General Manager, Americas since January 2004. Mr. Seaver was previously Senior Vice President — Sales and Marketing from January 2002 until January 2004 and Chief Executive Officer, AGCO Finance LLC from June 1999 to January 2002. Mr. Seaver was Senior Vice President, Worldwide Sales from September 1998 to May 1999; Executive Vice President, Sales and Marketing Worldwide from February 1997 to September 1998; President, Corporate Sales and Marketing from August 1996 to February 1997; Executive Vice President, Sales and Marketing from January 1996 to August 1996; Senior Vice President, Sales and Marketing, Americas from February 1995 to January 1996; and Vice President, Sales, Americas from May 1993 to February 1995.

      Dexter E. Schaible has been Senior Vice President — Product Development since June 2002. Previously, Mr. Schaible was Vice President of European Harvesting from July 2001 to June 2002, Senior Vice President of Worldwide Engineering and Development from October 1998 to July 2001, Vice President of Worldwide Product Development from February 1997 to October 1998, Vice President of Product Development from October 1995 to February 1997 and Director of Product Development from September 1993 to October 1995.

Financial Information on Geographical Areas

      For financial information on geographic areas, see pages 87 through 89 of this Form 10-K under the caption “Segment Reporting” which information is incorporated herein by reference.

Item 2.	Properties

      Our principal properties as of February 27, 2004, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

North America:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		265,850
DeKalb, Illinois(1)	Manufacturing		315,900
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,276,500
Jackson, Minnesota	Manufacturing		577,300
Kansas City, Missouri	Warehouse	496,700
Lockney, Texas(2)	Manufacturing	190,000
Queretaro, Mexico	Manufacturing		13,500
Willmar, Minnesota(3)	Manufacturing		158,180
International:
Coventry, United Kingdom(4)	Regional Headquarters/ Manufacturing	98,700
Beauvais, France(5)	Manufacturing		2,720,000
Marktoberdorf, Germany	Manufacturing		668,000
Baumenheim, Germany	Manufacturing		455,000
Grubbenvorst, Holland	Manufacturing	11,900	37,700
Kempten, Germany	Manufacturing		107,400
Randers, Denmark	Manufacturing		683,000
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/ Manufacturing		452,400
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		297,100
Ennery, France	Parts Distribution		861,000
Sunshine, Victoria, Australia(6)	Regional Headquarters	37,200
Tottenham, Victoria, Australia(6)	Parts Distribution		180,000
Stoneleigh, United Kingdom	Training Facility/Office	20,000
Valtra (acquired January 5, 2004):
Linnavuori, Finland	Manufacturing		290,300
Suolahti, Finland	Manufacturing		394,500
Mogi das Cruzes, Brazil	Manufacturing		686,300

(1)	We closed our DeKalb, Illinois Challenger tractor facility in 2003 and relocated production to our Jackson, Minnesota facility. The DeKalb facility is currently being marketed for sale.

(2)	We closed our production facility in Lockney, Texas in 2000.

(3)	In connection with the Ag-Chem acquisition, we closed our production facilities in Willmar, Minnesota. Certain facilities of the Willmar location were sold during 2002. The remaining facilities are being marketed for sale.

(4)	We closed our Coventry, England manufacturing facility in July 2003. On January 30, 2004, we sold the facility and are leasing approximately 98,700 square feet of the total 4,135,150 square foot facility back from the buyers under a three-year lease. The lease is cancelable at our option in two years.

(5)	Includes our joint venture with GIMA, in which we own a 50% interest.

(6)	We sold our Sunshine, Victoria location in October 2003, and are occupying the space until construction of our new facility in Sunshine, Victoria is completed, which is anticipated to be June 2004. Our Tottenham, Victoria facility is currently being marketed for sale, and the parts distribution operations will be relocated to the new Sunshine facility in June 2004 as well. The new Sunshine, Victoria facility will be approximately 243,500 square feet.

      We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

      During the second quarter of 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England. The terms of the plan included the termination of approximately 1,100 employees following completion of production in the Coventry facility.

      In October 2002, we applied to the High Court in London, England for clarification of a provision in our United Kingdom pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those who take early retirement and those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to normal retirement age of 65. In December 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. We appealed the High Court’s ruling, and in July 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling for this aspect of the case, but ruled that other employees might qualify. The Court of Appeal ruling is subject to further appeal. The representatives of the beneficiaries of the pension plan have sought the right to appeal to the House of Lords and the House of Lords has yet to conclude on the matter.

      As a result of the court’s ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore we recorded a charge in the second quarter of 2003, included in restructuring expenses, of approximately $12.4 million to reflect our current estimate of the additional pension liability associated with previous early retirement programs. In the event that the Court of Appeal ruling is successfully challenged, we may incur an additional pension liability within the range of approximately $40.0 to $50.0 million. The timing of our obligation to fund cash into the pension plan with respect to this increased liability, as well as our existing liabilities, depends on many factors, including the overall funded status of the plan and the investment returns of the plan’s assets and is the subject of ongoing negotiations with representatives of the beneficiaries of the pension plan.

      On February 5, 2004, we announced that we had received an informal inquiry from the Securities and Exchange Commission (“SEC”) asking for our policies and related information with regard to our accounting for revenue recognition (particularly bill and hold transactions), sales and sales returns and allowances, plant and facility closing costs and reserves, and personal use of corporate aircraft. We responded to the SEC’s inquiry and subsequently met with the SEC to answer any questions that the SEC had regarding our response. On March 10, 2004, the SEC informed us that it had terminated its inquiry.

      As a result of our announcement of this SEC inquiry, on February 6, 2004, Sekuk Global Enterprises filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois, Civil Action No. 04-CV-961, on behalf of all persons who purchased or otherwise acquired AGCO securities between February 6, 2003 and February 4, 2004, inclusive (the “Class Period”). Subsequently, three additional similar complaints were filed in the U.S. District Court for the Northern District of Georgia by the City of Dania Beach Police & Firefighters’ Retirement System (Civil Action No. 1:04-CV-0535), Ann Vogel (Civil Action No. 1:04-CV-0617), and Detectives Endowment Association Annuity Fund. In general, the complaints allege that AGCO, and our chief executive officer and chief financial officer violated securities laws and regulations by issuing materially false and misleading statements regarding our financial results during the Class Period that had the effect of artificially inflating the market price of our securities and request monetary damages and attorneys’ fees. A fifth complaint was filed in the U.S. District Court for the Northern District of Illinois by Sachin Joshi (Civil Action No. 1:04-CV-0669). This complaint is a derivative action and names the directors of AGCO as defendants as well. In general, this complaint alleges that the directors breached their fiduciary duties to shareholders by permitting or participating in the activities alleged in the other complaints. We do not believe these cases have any merit and intend to defend these actions.

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

      Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AG. As of the close of business on February 27, 2004, the closing stock price was $18.65, and there were 682 stockholders of record. (This number does not include stockholders who hold their stock through brokers, banks and other nominees.) The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two fiscal years, as reported on the NYSE.

	High	Low

2003
First Quarter	$22.89	$14.41
Second Quarter	22.22	15.98
Third Quarter	22.63	15.89
Fourth Quarter	20.27	15.46

	High	Low

2002
First Quarter	$22.82	$14.92
Second Quarter	23.03	19.14
Third Quarter	23.20	15.38
Fourth Quarter	26.15	21.67

DIVIDEND POLICY

      In the first quarter of 2001 we paid a dividend of $0.01 per share on our common stock. Subsequently we have not paid a dividend. The indenture governing our senior subordinated notes and the indenture governing our senior notes contain restrictions on our ability to pay dividends. We cannot provide you with any assurance that we will pay dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following tables present our selected consolidated financial data. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. Our operating data and selected balance sheet data as of and for the fiscal years ended December 31, 2003 and 2002 were derived from the 2003 and 2002 consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002, and the report thereon, which refers to a change in the method of accounting for goodwill and other intangible assets in 2002, are included in Item 8 in this Form 10-K. Our operating data for fiscal years ended December 31, 2001, 2000 and 1999 and the selected balance sheet data for the years then ended, are derived from our audited consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In millions, except per share data)
Operating Data:
Net sales	$3,495.3	$2,922.7	$2,545.9	$2,341.2	$2,440.9
Gross profit	616.4	531.8	439.2	381.7	362.2
Income from operations	183.5	104.0	96.7	65.8	40.6
Net income (loss)	$74.4	$(84.4)	$22.6	$3.5	$(11.5)
Net income (loss) per common share — diluted	$0.98	$(1.14)	$0.33	$0.06	$(0.20)
Weighted average shares outstanding — diluted	75.6	74.2	68.5	59.7	58.7
Dividends declared per common share	$—	$—	$0.01	$0.04	$0.04

	As of December 31,

	2003	2002	2001	2000	1999

	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$147.0	$34.3	$28.9	$13.3	$19.6
Working capital	755.4	599.4	539.7	603.9	764.0
Total assets	2,839.4	2,349.0	2,173.3	2,104.2	2,273.2
Total long-term debt, excluding current portion	711.1	636.9	617.7	570.2	691.7
Stockholders’ equity	906.1	717.6	799.4	789.9	829.1
Other Data:
Number of employees	11,278	11,555	11,325	9,785	9,287

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. Our products are marketed under the following brand names: AGCO®, AgcoAllis®, AgcoStar®, Ag-Chem®, Challenger®, Farmhand®, Fendt®, Fieldstar®, Gleaner®, Glencoe®, Hesston®, Lor *Al®, Massey Ferguson®, New Idea®, RoGator®, SoilteqTM, Spra-Coupe®, Sunflower®, Terra-Gator®, Tye®, White® and Willmar®. We distribute most of our products through a combination of approximately 8,400 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, France, Germany, Ireland and Brazil through our finance joint ventures with Rabobank. As a result of the Valtra acquisition consummated on January 5, 2004, (see “Recent Acquisitions”) we also began marketing under the Valtra® and SisuDieselTM brand names. Depending on the markets, we distribute these products directly to end customers or through Valtra’s 820 independent dealers and distributors.

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

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	Years Ended
	December 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.4	81.8	82.7

Gross profit	17.6	18.2	17.3
Selling, general and administrative expenses	9.5	9.6	10.0
Engineering expenses	2.0	2.0	2.0
Restricted stock compensation expense	—	1.5	0.3
Restructuring and other infrequent expenses	0.8	1.5	0.5
Amortization of intangibles	0.1	—	0.7

Income from operations	5.2	3.6	3.8
Interest expense, net	1.7	2.0	2.4
Other expense, net	0.7	0.7	0.9

Income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	2.8	0.9	0.5
Income tax provision	1.2	3.4	—

Income (loss) before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	1.6	(2.5)	0.5
Equity in net earnings of affiliates	0.5	0.5	0.4

Income (loss) before cumulative effect of a change in accounting principle	2.1	(2.0)	0.9
Cumulative effect of a change in accounting principle, net of taxes	—	(0.9)	—

Net income (loss)	2.1%	(2.9)%	0.9%

     2003 Compared to 2002

      Net income for 2003 was $74.4 million, or $0.98 per diluted share, compared to a net loss of $84.4 million, or $1.14 per diluted share, for 2002. Our results for 2003 included the following items:

•	restructuring expenses of $27.6 million, or $0.26 per share, primarily related to the closure of our Coventry, England manufacturing facility as well as the rationalization of various other manufacturing facilities;

•	restricted stock compensation expense of $0.6 million, or $0.01 per share, related to awards earned under our long-term incentive plan (“LTIP”).

      Our results for 2002 included the following items:

•	restructuring expenses of $42.7 million, or $0.38 per share, primarily related to the closure of our Coventry, England manufacturing facility as well as the rationalization of various other manufacturing facilities;

•	restricted stock compensation expense of $44.1 million, or $0.39 per share, primarily related to awards earned in the first and fourth quarters under our LTIP;

•	non-cash adjustment of $91.0 million, or $1.23 per share, to increase the valuation allowance against our United States deferred tax assets; and

•	non-cash write-down of goodwill of $24.1 million (net of $3.6 million of taxes), or $0.33 per share, related to the adoption of SFAS No. 142, which was reflected as a cumulative effect of a change in accounting principle during the first quarter of 2002.

      Net sales for 2003 were 19.6% higher than 2002 primarily due to higher sales in South America, incremental sales of the new Challenger product line and the acquired Sunflower brand, and positive currency translation impacts. Income from operations, including restructuring expenses and restricted stock compensation, was $183.5 million in 2003 compared to $104.0 million in 2002. Our operating income improved primarily due to higher sales volume as well as decreased restricted stock compensation expense and lower restructuring and other infrequent expenses compared to 2002. Operating earnings increased in most of our markets outside of Europe primarily due to improved industry demand. In Europe, operating earnings declined as a result of production transition inefficiencies, sales mix associated with weak industry demand in key markets and higher pension costs. Gross margins declined from 18.2% in 2002 to 17.6% in 2003, largely as a result of production transition inefficiencies and negative currency impacts on European and South American exports sold in other markets.

     Acquisitions

      On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €600.6 million net of approximately €21.4 million cash acquired (or approximately $755.9 million net), subject to customary closing adjustments. Valtra is a global tractor and off-road engine manufacturer with market leadership positions in the Nordic region of Europe and Latin America. This acquisition provides us with opportunity to expand our business in significant global markets and exchange technology between the combined companies. See “Recent Acquisitions” for additional information.

     Retail Sales

      Industry demand within the major markets of the world was mixed during 2003. Conditions in the North American market generally improved throughout 2003 due to higher commodity prices and improved weather conditions relative to 2002. In Western Europe, demand was negatively impacted by dry weather conditions, especially the German market, where severe drought conditions and economic uncertainty significantly affected high horsepower tractor demand. In South America, industry tractor sales in the largest market of Brazil declined due to revisions in government financing subsidies, but was offset by strong increases in demand in the Argentina market.

      In the United States and Canada, industry unit retail sales of tractors increased approximately 19.0% in 2003 compared to 2002, resulting from strong increases in the compact tractor and utility tractor segments and a moderate increase in the high horsepower tractor segment. Industry unit retail sales of combines decreased approximately 2.0% when compared to the prior year. Our unit retail sales of tractors in North America increased slightly in 2003 when compared to 2002, while our unit retail sales of combines were lower than the prior year. In Western Europe, industry unit retail sales of tractors decreased approximately 2.0% in 2003 compared to 2002. Sales results were mixed with more significant declines in Germany and Spain where dry weather conditions impacted demand. Our unit retail sales of tractors also decreased during 2003 compared to 2002. In South America, industry unit retail sales of tractors and combines in 2003 increased approximately 1.0% and 25.0%, respectively, compared to 2002. Our unit retail sales of tractors and combines also increased during 2003 compared to 2002. In other international markets, our net sales for 2003, excluding currency impacts, were approximately 3.0% higher than the prior year, particularly in Eastern Europe and Australia. Industry unit retail sales of sprayers in North America increased approximately 5.0% in 2003 when compared to 2002. Our retail sales of sprayers in 2003 were flat compared to 2002. Industry sales recovered in the second half of 2003 to offset declines in the first half of 2003.

Statements of Operations

      Net sales for 2003 were $3,495.3 million compared to $2.922.7 million for 2002. The increase was primarily attributable to the inclusion of a full year of Sunflower sales in 2003, incremental sales of the new Challenger product line, the consolidation of GIMA, our component manufacturing joint venture in France, (from July 1, 2003) and positive foreign currency translation impacts. Sunflower, acquired in November 2002, generated a net sales increase in 2003 over the partial year in 2002 of approximately $34.0 million. The Challenger product line, acquired in March 2002, generated a net sales increase in 2003 over the partial year in 2002 of approximately $97.9 million. The consolidation of our GIMA joint venture resulted in an additional $24.9 million of sales over the prior year. Currency translation positively impacted net sales by $276.5 million, primarily due to the strengthening of the Euro. Excluding the effect of the Sunflower and Challenger acquisitions, the consolidation of GIMA and foreign currency translation, net sales were 4.7% higher than in 2002.

      Regionally, net sales in North America, excluding currency impact, increased $121.6 million, or 15.4%, in 2003, due primarily to the Challenger product line introduction and product offering expansion, as well as the inclusion of a full year of Sunflower sales. In the Europe/ Africa/ Middle East region, net sales, excluding currency impact and the consolidation of GIMA, decreased $34.4 million, or 2.7%, compared to 2002 primarily due to weakened industry conditions in Western Europe, particularly in Germany, due to dry weather conditions and economic uncertainty. This decline was partially offset by improved market demand in Eastern Europe, where demand has increased in countries recently invited to join the European Union. Net sales, excluding currency impact, in South America increased $152.6 million, or 56.4%, compared to 2002 resulting from significant increases in demand in the Argentina market and a growth in combine sales. In the Asia/ Pacific region, net sales, excluding currency impact, increased $17.9 million, or 16.7%, compared to 2002 due to growth in most markets, particularly in Australia. In the Sprayer division, net sales, excluding currency impact, increased $1.7 million, or 0.7%.

      Gross profit was $616.4 million, or 17.6% of net sales, in 2003 compared to $531.8 million, or 18.2% of net sales, for 2002. Gross margins declined primarily due to production transition inefficiencies and sales mix related to weak demand in key European markets. Our manufacturing facility in Beauvais, France experienced cost inefficiencies and production delays associated with the transition of production from our Coventry, England facility, which was closed in the third quarter of 2003. In addition, inefficiencies associated with a new OEM supply arrangement in our Randers, Denmark combine manufacturing facility contributed to the margin decline. Gross margins were also negatively impacted by unfavorable currency impacts on European and South American production sold in other markets.

      Selling, general and administrative (“SG&A”) expenses for 2003 were $331.6 million, or 9.5% of net sales, compared to $282.4 million, or 9.6% of net sales, for 2002. SG&A expenses increased primarily as a result of incremental expenses associated with the new Challenger product line and the acquired Sunflower brand as well as the impact of currency translation and higher pension costs. Engineering expenses for 2003 were $71.4 million, or 2.0% of net sales, compared to $57.2 million, or 2.0% of net sales, for 2002. This increase is due to a full year of engineering expenses for Sunflower and Challenger, the addition of engineering expenses due to the consolidation of our joint venture, GIMA, as of July 1, 2003, as well as new product offerings launched during 2003.

      We recorded restructuring expenses of $27.6 million for 2003 and $42.7 million for 2002. The restructuring expenses in 2003 and 2002 primarily related to the closure of our tractor manufacturing facility located in Coventry, England, which was announced in June 2002 and closed in July 2003. In addition, we recorded restructuring and other infrequent expenses of $12.4 million associated with litigation related to our U.K. pension plan. See “Restructuring and Other Infrequent Expenses” for additional information.

      Income from operations was $183.5 million, or 5.2% of net sales, for 2003 compared to $104.0 million, or 3.6% of net sales, for 2002. Income from operations during 2003 included restricted stock compensation and restructuring expenses of $0.6 million and $27.6 million, respectively. Income from operations during 2002 included restricted stock compensation and restructuring expenses of $44.1 million and $42.7 million, respectively. The improvement in operating income before these charges in 2003 was primarily due to improved industry demand in most markets outside of Europe.

      Interest expense, net was $60.0 million for 2003 compared to $57.4 million for 2002. The increase in interest expense was primarily due to higher debt levels, offset by lower interest rates in 2003 compared to 2002.

      Other expense, net was $25.2 million in 2003 compared to $20.8 million in 2002. We included in other expense, net losses on sales of receivables primarily under our securitization facilities, which were $14.6 million in 2003 compared to $14.8 million in 2002. The decrease during 2003 is primarily due to lower interest rates in 2003 compared to 2002. We also experienced higher foreign exchange losses during 2003 than in 2002.

      We recorded an income tax provision of $41.3 million in 2003 compared to $99.8 million in 2002. In 2002, we recognized a non-cash income tax charge of $91.0 million related to increasing the valuation allowance for United States deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance where there is uncertainty as to the realizability of deferred tax assets. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate. We have not benefited any further losses generated in the United States from the time of this assessment. At December 31, 2003 and 2002, we had deferred tax assets, net of valuation allowances, of $296.6 million and $200.6 million, respectively, including $211.7 million and $164.2 million, respectively, related to net operating loss carryforwards. At December 31, 2003 and 2002, we had recorded total valuation allowances as an offset to the deferred tax assets of $141.7 million and $126.2 million, respectively, primarily related to the United States net operating loss carryforwards. Realization of the remaining net deferred tax assets depends on generating sufficient taxable income in future periods. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

     2002 Compared to 2001

      Net loss for 2002 was $84.4 million, or $1.14 per diluted share, compared to net income of $22.6 million, or $0.33 per diluted share, for 2001. Our results for 2002 included the following items:

•	restructuring expenses of $42.7 million, or $0.38 per share, primarily related to the closure of our Coventry, England manufacturing facility as well as the rationalization of various other manufacturing facilities;

•	restricted stock compensation expense of $44.1 million, or $0.39 per share, primarily related to awards earned in the first and fourth quarters under our LTIP;

•	non-cash adjustment of $91.0 million, or $1.23 per share, to increase the valuation allowance against our United States deferred tax assets; and

•	non-cash write-down of goodwill of $24.1 million, net of $3.6 million of taxes, or $0.33 per share, related to the adoption of SFAS No. 142, which was reflected as a cumulative effect of a change in accounting principle during the first quarter of 2002.

      Our results for 2001 included the following items:

•	restructuring expenses of $13.0 million, or $0.12 per share, associated with the integration of Ag-Chem Equipment Company, Inc., or Ag-Chem, acquired in April 2001 and the closure of certain manufacturing facilities announced in 2000 and 1999; and

•	restricted stock compensation expense of $7.1 million, or $0.06 per share, primarily related to awards earned in the fourth quarter under our LTIP.

      Income from operations, including restructuring expenses and restricted stock compensation, was $104.0 million in 2002 compared to $96.7 million in 2001. The improvement in 2002 was primarily the result of the inclusion of Ag-Chem in the first quarter 2002 results, higher sales in the majority of markets, and gross margin improvement from cost reduction initiatives and acquisition synergies. Gross margins improved to 18.2% in 2002 from 17.3% in 2001. Income from operations in 2002 also benefited from lower intangible asset amortization of approximately $17.1 million, or $0.15 per share, due to the adoption of SFAS No. 142. Our results were negatively impacted by start-up losses relating to the Challenger product line introduction, as well as higher restricted stock compensation expense and restructuring expenses. The 2002 impact of the Challenger acquisition was a reduction in operating income of approximately $17.2 million, or $0.15 per share.

Acquisitions

      On November 7, 2002, we completed our acquisition of Sunflower Manufacturing Co., Inc., a leading producer of tillage, seeding and specialty harvesting equipment serving the North American market. Sunflower’s products have been marketed and sold under the highly respected “Sunflower” brand name for over 50 years and have established a reputation for innovation, performance and durability. Our long-term plans for Sunflower include expansion of its products into export markets and the addition of new technology and some allied product innovations from AGCO to its product lines. See “Recent Acquisitions” for additional information.

      On March 5, 2002, we completed our acquisition of the design, assembly and marketing of Caterpillar’s new MT Series Challenger tractor line. The addition of the Challenger tractor line provides us with a technological leader in high horsepower track-type tractors that will be marketed on a worldwide basis primarily through the Caterpillar distribution organization. Furthermore, we plan to expand the Challenger product line to include wheeled tractors, combines and hay equipment to provide Caterpillar dealers with a full line of products that will broaden their equipment offerings and enhance their competitive position in the agricultural equipment market. See “Recent Acquisitions” for additional information.

Retail Sales

      Industry demand for agricultural equipment in 2002 showed mixed results within the major markets of the world. During 2002, commodity prices improved over 2001 levels, supporting improving fundamentals for farm income. In addition, a new United States farm bill was passed in 2002, which should provide more stability to farm income than emergency aid payments made in prior years. While industry fundamentals improved in 2002, dry weather conditions in the United States negatively impacted demand. In Europe, concerns over livestock diseases declined and support payment levels under the common agricultural policy generally were maintained. In South America, higher commodity prices and continued availability of affordable financing supported strong demand.

      In the United States and Canada, industry unit retail sales of tractors increased approximately 1.0% compared to 2001, resulting from increases in the compact tractor segment, relatively flat demand in the utility tractor segment and a significant decrease in the high horsepower tractor segment. Industry unit retail sales of combines decreased approximately 20.0% when compared to the prior year, primarily as a result of dry weather conditions and poor crop production in many key areas and transition issues with support payments. Despite this decline, our unit retail sales of tractors and combines in North America increased in 2002 when compared to 2001. The increase in our unit retail sales of combines during 2002 was partially due to production delays in 2001 related to the relocation and start-up of combine production in our Hesston, Kansas facility. In Western Europe, industry unit retail sales of tractors increased approximately 4.0% compared to 2001. Strong increases were experienced in markets that were particularly impacted by concerns over livestock diseases in 2001. Our unit retail sales of tractors for 2002 increased compared to 2001. In South America, industry unit retail sales of tractors in 2002 increased approximately 16.0% compared to 2001. Availability of the Brazilian government subsidized financing program, FINAME, helped to support strong demand in 2002. Our unit retail sales increased in 2002 compared to the prior year. In other international markets, our net sales for 2002, excluding currency impacts, were approximately 17.0% higher than the prior year, with growth in most markets. Industry unit retail sales of sprayers in North America decreased approximately 16.0% in 2002 when compared to 2001. Our retail sales of sprayers declined compared to 2001.

Statements of Operations

      Net sales for 2002 were $2,922.7 million compared to $2,545.9 million for 2001. The increase was primarily attributable to the inclusion of a full year of Ag-Chem sales in 2002, the Challenger product line introduction, foreign currency translation and improved sales performance in the majority of markets. Ag-Chem, acquired in April 2001, generated a net sales increase in 2002 over the partial year in 2001 of $78.9 million. The new Challenger product line generated net sales of $108.3 million and Sunflower generated net sales of $4.1 million during 2002. Currency translation positively impacted net sales by $17.0 million, primarily due to the strengthening of the Euro offset by the weakness of the Brazilian real. Excluding the effect of the Ag-Chem, Challenger and Sunflower acquisitions and foreign currency translation, net sales were 7.2% higher than in 2001.

      Regionally, net sales in North America, excluding currency impact, increased $74.7 million, or 10.4%, in 2002, due primarily to the Challenger product line introduction. In the Europe/ Africa/ Middle East region, net sales, excluding currency impact, increased $123.6 million, or 9.6%, compared to 2001 primarily due to improved industry conditions and the impact of new product introductions. Net sales, excluding currency impact, in South America increased $79.4 million, or 30.8%, compared to 2001 resulting from the stronger Brazilian market. In the Asia/ Pacific region, net sales, excluding currency impact, increased $4.7 million, or 4.9%, compared to 2001 due to growth in most markets. In the Sprayer Division, net sales, excluding currency impact, increased $77.4 million compared to 2001 due to the inclusion of a full year of Ag-Chem sales in the 2002 results.

      Gross profit was $531.8 million, or 18.2% of net sales, in 2002 compared to $439.2 million, or 17.3% of net sales, for 2001. Gross margins improved primarily due to the addition of high margin Ag-Chem sales, cost reduction initiatives and higher production levels. In addition, production cost inefficiencies of $7.9 million at our Hesston, Kansas plant in the first three quarters of 2001 were eliminated in 2002. These cost reductions were partially offset by lower margins in the Challenger product line due to low track tractor production volume and an unfavorable mix of products sold.

      SG&A expenses for 2002 were $282.4 million, or 9.6% of net sales, compared to $254.3 million, or 10.0% of net sales, for 2001. SG&A expenses increased primarily as a result of the Challenger product line expenses, the inclusion of a full year of SG&A expenses of Ag-Chem and higher sales volumes. Engineering expenses for 2002 were $57.2 million, or 2.0% of net sales, compared to $49.6 million, or 2.0% of net sales, for 2001. This increase was due to the inclusion of a full year of engineering expenses of Ag-Chem as well as increased engineering costs as a result of the Challenger acquisition.

      Restricted stock compensation expense was $44.1 million in 2002 compared to $7.1 million in 2001. Due to the rise in our common stock price in the first and fourth quarters of 2002, restricted stock compensation awards granted to key executives in 2000 were earned. Under the LTIP, restricted stock awards are earned upon increases in our common stock price. Shares earned under the LTIP remain restricted after being earned and cannot be sold for a period of three to five years. A cash bonus equal to 40% of the value of the stock is also paid to participants at the time the shares are earned to facilitate the payment of the current income tax liability incurred by the participants. Of the $44.1 million expense recorded during 2002, approximately $24.4 million was a non-cash expense. In December 2002, our board of directors approved a new LTIP plan award for senior executives. The plan allows for restricted shares to be earned over the next five years if our stock price increases above the base price of $23.75 per share established in the new plan. Additional compensation expense would be incurred in the future should any of the levels be earned above the base price established under the plan. See “Price Range of Common Stock” and note 10 of our consolidated financial statements for the year ended December 31, 2002 for additional information.

      We recorded restructuring expenses of $42.7 million for 2002 and $13.0 million for 2001. The restructuring expenses in 2002 primarily related to the planned closure of our tractor manufacturing facility located in Coventry, England, announced in June 2002. The restructuring expenses in 2001 were associated with the integration of Ag-Chem as well as other manufacturing facility rationalization programs. See “Restructuring and Other Infrequent Expenses” for additional information.

      Amortization of intangibles decreased to $1.4 million in 2002 from $18.5 million in 2001 due to the discontinuation of the amortization of goodwill and other intangible assets upon adoption of SFAS No. 142 in 2002. See “Accounting Changes” for additional information.

      Income from operations was $104.0 million, or 3.6% of net sales, for 2002 compared to $96.7 million, or 3.8% of net sales, for 2001. Income from operations during 2002 included restricted stock compensation and restructuring expenses of $44.1 million and $42.7 million, respectively, as discussed above. Income from operations during 2001 included restricted stock compensation and restructuring expenses of $7.1 million and $13.0 million, respectively. The improvement in operating income before these charges in 2002 was primarily due to higher gross margins and the decrease in intangible amortization, as discussed previously.

      Interest expense, net was $57.4 million for 2002 compared to $59.9 million for 2001. The decrease in interest expense was due primarily to lower interest rates in 2002 compared to 2001. In addition, interest expense, net for 2001 included a $2.0 million fee for a successful waiver solicitation related to our senior subordinated notes as well as the write-off of $1.3 million of unamortized debt issuance costs associated with our revolving credit facility, which was refinanced in April 2001.

      Other expense, net was $20.8 million in 2002 compared to $23.4 million in 2001. We included in other expense, net losses on sales of receivables primarily under our securitization facilities, which were $14.8 million in 2002 compared to $23.5 million in 2001. The amount in 2001 included approximately $4.0 million of up-front losses and transaction costs associated with the initial funding of securitization facilities in Europe and Canada totaling approximately $150.0 million. Other expense, net for 2001 also included a gain of $5.2 million associated with the sale of a minority interest investment in a European agricultural equipment company.

      We recorded an income tax provision of $99.8 million in 2002 compared to $1.4 million in 2001. During 2002, we recognized a non-cash income tax charge of $91.0 million related to increasing the valuation allowance for United States deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance when there is uncertainty as to the realizability of deferred tax assets. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate. At December 31, 2002, we had deferred tax assets of $200.6 million, net of valuation allowances, including $164.2 million related to net operating loss carryforwards. At December 31, 2002, we had recorded total valuation allowances as an offset to the deferred tax assets of $126.2 million primarily related to the United States net operating loss carryforwards. Realization of the remaining net deferred tax assets depends on generating sufficient taxable income in future periods. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

      During the first quarter of 2002, we recorded a non-cash goodwill impairment charge of $24.1 million, net of taxes, or $0.33 per share, related to the adoption of SFAS No. 142, which was recorded as a cumulative effect of a change in accounting principle. See “Accounting Changes” for additional information.

SEC Inquiry

      On February 5, 2004, we announced that we had received an informal inquiry from the SEC asking for our policies and related information with regard to our accounting for revenue recognition (particularly bill and hold transactions), sales and sales returns and allowances, plant and facility closing costs and reserves, and personal use of corporate aircraft. As a result of our announcement of this inquiry, five lawsuits were filed against us, two of our officers and our directors. For additional details regarding these lawsuits, see Item 3, “Legal Proceedings.”

Quarterly Results

      The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In millions except per share data)
2003:
Net sales	$757.2	$902.7	$800.3	$1,035.1
Gross profit	140.0	158.0	142.5	175.9
Income from operations(1)	37.9	42.6	39.5	63.5
Net income(1)	12.5	15.6	16.5	29.8
Net income per common share — diluted(1)	0.17	0.21	0.22	0.39

2002:
Net sales	$619.9	$773.7	$689.2	$839.9
Gross profit	117.5	142.5	125.0	146.8
Income from operations(1)	11.3	35.2	28.1	29.4
Net income (loss)(1)(2)	(26.2)	14.1	9.7	(82.0)
Net income (loss) per common share — diluted(1)(2)	(0.36)	0.19	0.13	(1.09)

(1)	For 2003, the quarters ended March 31, June 30, September 30 and December 31 include restricted stock compensation expense of $0.1 million, $0.1 million, $0.3 million and $0.1 million, respectively, thereby reducing net income per common share on a diluted basis nominally. The quarters ended March 31, June 30, September 30 and December 31 also include restructuring and other infrequent expenses of $7.0 million, $19.2 million, $1.6 million and $(0.2) million, respectively, thereby reducing net income per common share on a diluted basis by $0.06, $0.17, $0.02 and $0.00, respectively.

For 2002, the quarters ended March 31, June 30, September 30 and December 31 include restricted stock compensation expense of $27.0 million, $0.8 million, $0.7 million and $15.6 million, respectively, thereby increasing net loss per common share or reducing net income per common share on a diluted basis by $0.24, $0.01, $0.01 and $0.14, respectively. The quarters ended March 31, June 30, September 30 and December 31 also include restructuring and other infrequent expenses of $0.9 million, $22.7 million, $9.7 million and $9.4 million, respectively, thereby increasing net loss per common share or reducing net income per common share on a diluted basis by $0.01, $0.19, $0.08 and $0.08, respectively.

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

Recent Acquisitions

      On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €600.6 million, net of approximately €21.4 million cash acquired (or approximately $755.9 million), subject to customary closing adjustments. Valtra is a global tractor and off-road engine manufacturer with market leadership positions in the Nordic region of Europe and Latin America. Valtra is known for its strong engineering and technical skills in tractor and diesel engine manufacturing, which allow it to produce high-quality products in an efficient and expedited manner. In addition, Valtra has a unique and highly effective direct sales network in certain markets which, together with Valtra’s “made to order” manufacturing process, has allowed it to achieve significant market share in its core markets. Valtra has focused on becoming a market leader in the industry in terms of returns and margins rather than market share. We will account for the Valtra acquisition in accordance with Statement of Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

      We completed the initial funding of the €600.6 million cash purchase price (net of €21.4 million cash acquired) of Valtra and related acquisition costs using $100.0 million borrowed under an interim bridge facility, €100.0 million borrowed under a new revolving credit facility, $300.0 million under a new United States dollar denominated term loan facility and €120.0 million borrowed under a new Eurodollar denominated term loan facility. We paid the balance of the purchase price with available cash on hand, a portion of which was raised from the December 2003 private placement of $201.3 million principal amount of 1 3/4% convertible senior subordinated notes due 2033. See “Liquidity and Capital Resources” for additional information.

      We have applied to the Brazilian competition authority for its approval of the purchase of Valtra. At this time, we cannot predict with certainty when or whether the Brazilian competition authority will grant its approval. Under Brazilian law, we were permitted to complete the purchase of Valtra without having received such approval; however, the Brazilian competition authority has, while considering our request for approval, imposed conditions on how we operate both Valtra’s Brazilian business and our existing Brazilian business. These conditions include a requirement to maintain all manufacturing facilities, brands, products and distribution channels that existed prior to the acquisition. The timing and the conditions of such approval may delay or prevent us from fully executing our business plan for operating the Valtra business and our existing business or may force us to sell a portion of the Valtra business or our existing business. Any of these events could adversely affect our financial condition and results of operations.

      On November 7, 2002, we completed the acquisition of Sunflower Manufacturing Co., Inc., a former product line of SPX Corporation. Sunflower is a leading producer of tillage, seeding and specialty harvesting equipment serving the North American market. The purchase price was approximately $48.0 million and was funded through borrowings under our revolving credit facility. We accounted for the Sunflower acquisition in accordance with SFAS No. 141 and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date.

      On March 5, 2002, we completed our agreement with Caterpillar to acquire the design, assembly and marketing of Caterpillar’s new Challenger MT Series track tractor line. We issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.3 million based on the closing price of our common stock on the acquisition date. During July 2002, we received approximately $0.9 million from Caterpillar pursuant to the terms of the purchase agreement, whereby any proceeds Caterpillar received upon the sale of our stock above $21.0 million would be refunded to us. In addition, we purchased approximately $13.6 million of initial production inventory from Caterpillar in connection with a supply agreement with Caterpillar. The Challenger acquisition was accounted for in accordance with SFAS No. 141, and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date.

      On April 16, 2001, we completed the acquisition of Ag-Chem, a manufacturer and distributor of self-propelled sprayers. We paid Ag-Chem shareholders approximately $247.2 million consisting of approximately 11.8 million of our common shares and $147.5 million of cash. We funded the cash component of the purchase price with borrowings under our revolving credit facility. We accounted for the Ag-Chem acquisition as a purchase in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and, accordingly, we allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, we established $3.1 million in liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office, and 15 parts and service facilities.

      During the first quarter of 2002, all costs in connection with the liabilities established had been incurred. Accordingly, we adjusted our purchase price allocation to reflect a reduction in these established liabilities by $0.4 million. In addition, we finalized our purchase price allocation, resulting in a net total goodwill adjustment of approximately $3.6 million. The adjustment primarily related to the reflection of final appraised values of property, plant and equipment acquired and the establishment of certain liabilities related to outstanding litigation and warranty obligations.

Restructuring and Other Infrequent Expenses

DeKalb Rationalization

      On March 3, 2003, we announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to our facility in Jackson, Minnesota. The DeKalb plant assembled Challenger track tractors in the range of 235 to 500 horsepower. After a review of cost reduction alternatives, it was determined that current and future production levels at that time were not sufficient to support a stand alone track tractor site. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. We anticipate that the facility rationalization will generate annual savings of approximately $8.0 million by 2004. The total cash closure costs of approximately $3.2 million will be largely offset by expected proceeds from the sale of the DeKalb site, which we are actively marketing for sale. In connection with the restructuring plan, we recorded approximately $2.5 million of restructuring and other infrequent expenses during 2003. The components of the restructuring expenses are summarized in the following table:

				Facility
	Write-down			Relocation
	of Property,		Employee	and	Facility
	Plant and	Employee	Retention	Transition	Closure
	Equipment	Severance	Payments	Costs	Costs	Total

2003 provision	$0.5	$0.5	$0.2	$0.8	$0.5	$2.5
Less: Non-cash expense	0.5	—	—	—	—	0.5

Cash expense	—	0.5	0.2	0.8	0.5	2.0
2003 cash activity	—	(0.5)	(0.2)	(0.8)	(0.5)	(2.0)

Balances as of December 31, 2003	$—	$—	$—	$—	$—	$—

      The write-down of property, plant and equipment represents the impairment of real estate resulting from the facility closure and was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the real estate was determined based on current conditions in the market. The severance costs relate to the termination of 134 employees following the completion of production at the DeKalb facility. As of December 31, 2003, all employees have been terminated. The employee retention payments relate to incentives paid to DeKalb employees who remained employed until certain future termination dates and were accrued over the term of the retention period. The severance costs were also accrued over the term of the retention period, as employees were entitled to severance payments only if they remained in service through their scheduled termination dates. Certain employees relocated to the Jackson, Minnesota facility, and costs associated with relocation were expensed as incurred. A portion of the machinery and equipment and all tooling located at DeKalb were relocated to the Jackson, Minnesota facility during the second quarter. The remaining portion of machinery and equipment will be sold or disposed. The buildings, land and improvements are being marketed for sale.

Coventry Rationalization

      During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of this facility was consistent with our strategy to reduce excess manufacturing capacity. The facility manufactured transaxles and assembled tractors in the range of 50-110 horsepower. The trend to higher horsepower tractors resulting from the consolidation of farms had caused this product segment of the industry to decline over recent years, which negatively impacted the facility’s utilization. In 2003, we completed the transfer of production and experienced cost inefficiencies and production delays at our Beauvais facility primarily due to supplier delivery issues. We anticipate that these inefficiencies will be eliminated in 2004, resulting in a reduction of cost of sales in 2004 as compared to 2003. The anticipated annual savings related to the closure are dependent upon the elimination of such inefficiencies. As of December 31, 2003, we had recorded approximately $52.2 million of restructuring and other infrequent expenses in connection with the restructuring plan. The components of the restructuring expenses are summarized in the following table:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3

2003 provision	—	—	10.2	1.8	12.0
2003 cash activity	—	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	—	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	$—	$0.5	$2.0	$1.6	$4.1

      The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements are being marketed for sale. The severance costs relate to the termination of 1,054 employees. As of December 31, 2003, 1,024 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During the fourth quarter of 2003, we sold machinery and equipment at auction and as a result of those sales, we recognized a net gain of approximately $2.0 million. This gain has been reflected in “Restructuring and other infrequent expenses” in our consolidated statements of operations. The $4.1 million of restructuring costs accrued at December 31, 2003 are expected to be incurred during 2004. On January 30, 2004, we sold the land, buildings and improvements of the Coventry facility for approximately $40.7 million. See Note 16 in the notes to our consolidated financial statements for additional information.

      In October 2002, we applied to the High Court in London, England, for clarification of a provision in our U.K. pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. See “Business — Legal Proceedings” for additional information. The primary matter before the High Court was whether pension payments to such employees, including those who take early retirement and those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. In December 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. We appealed the High Court’s ruling, and in July 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling for this aspect of the case, but ruled that other employees might qualify. The Court of Appeal ruling is subject to further appeal. The representatives of the beneficiaries of the pension plan have sought the right to appeal to the House of Lords and the House of Lords has yet to conclude on the matter.

      As a result of the court’s ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore we recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses”, of approximately $12.4 million to reflect our current estimate of the additional pension liability associated with previous early retirement programs. In the event that the Court of Appeal ruling is successfully challenged, we may incur an additional pension liability within the range of approximately $40.0 million to $50.0 million. The timing of our obligation to fund cash into the pension plan with respect to this increased liability, as well as our existing liabilities, depends on many factors, including the overall funded status of the plan and the investment returns of the plan’s assets and is the subject of ongoing negotiations with representatives of the beneficiaries of the pension plan.

2002 and 2003 Functional Rationalizations

      During 2002, we initiated several rationalization plans and recorded restructuring and other infrequent expenses of $3.4 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel, certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany and the restructuring of our North American information systems function. These rationalizations were completed to improve our on-going cost structure and reduce cost of goods sold, as well as engineering and SG&A expenses. During the year ended December 31, 2003, we recorded an additional $1.2 million of restructuring and other infrequent expenses associated with the rationalization initiatives in Germany as well as a European combine engineering rationalization that was initiated during 2003. A total of $3.6 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 180 employees in total. At December 31, 2003, a total of approximately $3.8 million of expenses had been incurred and paid. The remaining accrued balance of $0.8 million as of December 31, 2003 is expected to be incurred during 2004.

Ag-Chem Acquisition Integration

      In 2001, we announced our plans to rationalize certain facilities as part of the Ag-Chem acquisition integration. We consolidated our Willmar, Minnesota manufacturing facility and Ag-Chem’s Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. In addition, we closed Ag-Chem’s Minnetonka, Minnesota administrative offices and relocated all functions to the Jackson facility. We also closed fifteen parts and service facilities and integrated parts warehousing and logistics into our North American parts distribution system. We completed these closures in order to achieve an overall reduction of cost of goods sold and operating expenses for the combined businesses. We believe that all key aspects of the restructuring plan were successfully executed. The targeted synergies of approximately

$30 million were offset by a decline in industry demand, which impacted our sales, production levels and cost structure.

      All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. Employee retention payments related to incentives paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates were accrued over the term of the retention period. We incurred facility closure costs, which included employee relocation costs and other exit costs at our Willmar location after operations ceased. The facility relocation and transition costs were expensed as incurred and represented costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. There were no remaining costs accrued related to these rationalizations as of December 31, 2002 and there were no costs incurred related to this rationalization during 2003. The components of the restructuring expenses are summarized in the following table (in millions):

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

      After production ceased at the Willmar facility and manufacturing had been consolidated into Jackson, Minnesota, the Company began marketing the Willmar facility and real estate for sale, along with the other closed facilities. The Benson and Minnetonka facilities and several of the parts and service facilities were sold during 2001 and 2002. During the fourth quarter of 2003, we wrote down the carrying value of the real estate of the Willmar facility to its estimated fair value. The estimated fair value of the real estate was determined based on current conditions in the market. The write-down of the real estate of approximately $1.5 million was reflected in “Restructuring and other infrequent expenses” in our condensed consolidated statements of operations.

1999 Through 2001 Manufacturing Facility Rationalizations

      In 2000, we permanently closed our combine manufacturing facility in Independence, Missouri and our Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, we permanently closed our Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing facilities or outsourced to third parties. The closure of these facilities was consistent with our strategy to reduce excess manufacturing capacity. Due to declines in industry demand since 1998, we determined the closure of these facilities and redeployment of the majority of production to other existing facilities and the remaining production to third party suppliers was necessary to address the excess capacity in our United States and South American manufacturing plants. The manufacturing facility rationalization resulted in significant cost savings and improved the overall competitiveness of implements, hay equipment, high horsepower tractors and combines produced in these plants. The rationalization of these production facilities is expected to generate annual cost savings of $20 million to $25 million from the elimination of production overhead costs and other inefficiencies. We believe these efficiencies were substantially achieved in 2001, 2002 and 2003. We expensed approximately $4.5 million and $24.9 million associated with these rationalizations during 2001 and 2000, respectively, and had $1.0 million of costs accrued related to these rationalizations as of December 31, 2001. We did not record any additional restructuring and other infrequent expenses in 2002 or 2003 related to these closures. We incurred and paid approximately $0.5 million of expenses in each of the years ending December 31, 2003 and 2002, respectively. There are no remaining costs accrued related to these rationalizations as of December 31, 2003.

      In addition, during 2002, we sold our closed manufacturing facilities in Independence, Missouri and Coldwater, Ohio. A net gain on the sale of these two facilities of $1.0 million was reflected in “Restructuring and other infrequent expenses” in our consolidated statements of operations.

Critical Accounting Policies

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 in the notes to our consolidated financial statements. We believe that our application of the policies discussed below involve significant levels of judgments, estimates and complexity.

      We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectibility of trade receivables. Our loss experience was approximately 0.1% of net sales in 2003.

      Allowances for discounts and sales incentives are made at the time of sale based on retail sales incentive programs available to the dealer or retail customer. The cost of these programs depends on various factors including the timing of the retail sale and the programs in place at that time. These retail sales incentives may also be revised between the time we record the sale and the time the retail sale occurs. We monitor these factors and revise our provisions when necessary. At December 31, 2003, we had recorded an allowance for discounts and sales incentives of approximately $76.5 million. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, our reserve would increase by approximately $6.3 million as of December 31, 2003. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $6.3 million.

      Inventories are valued at the lower of cost or market. Determination of cost includes estimates for surplus and obsolete inventory based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory adjustments.

      We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections. In 2002, we recognized a non-cash income tax charge of $91.0 million related to increasing the valuation allowance for certain United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not the deferred tax assets will not be realized. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate in 2003, 2002 and 2001. We have not benefited losses generated in the United States in 2003. At December 31, 2003 and 2002, we had deferred tax assets, net of valuation allowances, of $296.6 million and $200.6 million, respectively, including $211.7 million and $164.2 million, respectively, related to net operating loss carryforwards. At December 31, 2003 and 2002, we had recorded total valuation allowances as an offset to the deferred tax assets of $141.7 million and $126.2 million, respectively, primarily related to the United States net operating loss carryforwards. Realization of the remaining net deferred tax assets depends on generating sufficient taxable income in future periods. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

      We make provisions for estimated expenses related to product warranties at the time products are sold. We base these estimates on historical experience of the nature, frequency and average cost of warranty claims. We frequently review warranty trends to monitor our estimates and develop actions to minimize future claims.

      We provide insurance reserves for our estimates of losses due to claims for worker’s compensation, product liability and other liabilities for which we are self-insured. We base these estimates on the ultimate settlement amount of claims, which often have long periods of resolution. We closely monitor the claims to maintain adequate reserves.

      We account for our defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of our pension amounts relate to our defined benefit plans in the United States and the United Kingdom. We base the discount rate used to determine the projected benefit obligation for our U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For our U.K. and German pension plans, we base the discount rate on comparable indices within each of those countries. If the discount rate used to determine the 2003 projected benefit obligation for our U.S. plans were decreased by 25 basis points, our projected benefit plan obligation would have increased by approximately $1.1 million at December 31, 2003, and our 2004 pension expense would increase by a nominal amount. If the discount rate used to determine the projected benefit obligation for our U.K. plans were decreased by 25 basis points, our projected benefit plan obligation would have increased by approximately $20.9 million at December 31, 2003, and our 2004 pension expense would increase by $1.7 million.

      We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether or not they may, when resolved, have a material adverse effect on our financial position or results of operations. See “Business — Legal Proceedings” for discussion of our application to the High Court in London, England for clarification of a provision in our United Kingdom pension plan that governs the value of pension payments payable to an employee who retires from service in certain circumstances prior to his normal retirement date. As a result of the ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore we recorded a charge in the second quarter of 2003, included in restructuring expenses, of approximately $12.4 million to reflect our current estimate of the additional pension liability associated with previous early retirement programs. In the event that the Court of Appeal ruling is successfully challenged, we may incur an additional pension liability within the range of approximately $40.0 to $50.0 million. The timing of our obligation to fund cash into the pension plan with respect to this increased liability, as well as our existing liabilities, depends on many factors, including the overall funded status of the plan and the investment returns of the plan’s assets and is the subject of ongoing negotiations with representatives of the beneficiaries of the pension plan.

      The goodwill and indefinite-lived trademarks in each of our segments were tested for impairment during the first quarter of 2002 as required by SFAS No. 142. SFAS No. 142 established a new method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. This assessment involves determining an estimate of the fair value of our reporting units including trademarks in order to evaluate whether an impairment of the current carrying amount of goodwill and other intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. We utilized a combination of valuation techniques, including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation we determined that goodwill associated with our Argentina and North America reporting units was impaired and recorded a pre-tax write-down of goodwill of $27.7 million, which was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002. We conducted our annual analyses as of October 1, 2002 and 2003, respectively, and determined no further reduction in the carrying amount of goodwill was required in 2002 or 2003. We will conduct analyses on an interim basis if an event occurs or circumstances indicate that an asset might be impaired.

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

      Subsequent to the completion of the funding of the Valtra acquisition which closed January 5, 2004, our primary financing and funding sources are the $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, the $250.0 million principal amount 8 1/2% senior subordinated notes due 2006, the $250.0 million principal amount 9 1/2% senior notes due 2008, approximately $448.5 million of accounts receivable securitization facilities, and a new multi-currency revolving credit facility of $300.0 million, a $300.0 million United States Dollar denominated term loan facility and a €120.0 million Euro denominated term loan facility.

      On December 23, 2003, we issued $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 under a private placement offering. The convertible senior subordinated notes are unsecured obligations and are convertible into shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning June 30, 2004.

      The convertible senior subordinated notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. Holders of the notes may convert the notes into shares of our common stock at a conversion rate of 44.7193 shares per $1,000 principal amount of notes, subject to adjustment, before close of business on December 31, 2033, only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2004, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions, as defined. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest on December 31, 2010, 2013, 2018, 2023 and 2028.

      The senior subordinated notes are unsecured obligations and are redeemable at our option, in whole or in part, at any time at 100.0% of their principal amount plus accrued interest. The notes were issued in 1996 at 99.139% of their principal amount. The indenture governing the senior subordinated notes requires us to offer to repurchase the senior subordinated notes at 101% of their principal amount, plus accrued interest to the date of the repurchase, in the event of a change in control. The indenture contains certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness; make restricted payments including dividends and share repurchases; make investments; guarantee indebtedness; create liens; sell assets and repurchase shares.

      The senior notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on May 1, 2007. The indenture governing the senior notes requires us to offer to repurchase the senior notes at 101% of their principal amount, plus accrued interest to the date of the repurchase, in the event of a change in control. The senior notes include certain covenants similar to those contained in the senior subordinated notes.

      During 2003, we utilized a $350.0 million multi-currency revolving credit facility. This facility was replaced January 5, 2004 with a new multi-currency revolving credit facility discussed further below. The old facility was secured by a majority of our United States, Canadian and United Kingdom based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. The weighted average interest rate on these borrowings during 2003 was 4.1%. As of December 31, 2003, we had no outstanding borrowings and availability to borrow $342.5 million under the revolving credit facility. As of December 31, 2002, we had borrowings of $126.9 million and availability to borrow $217.6 million under the revolving credit facility. $19.1 million of the outstanding borrowings as of December 31, 2002 were payable in Canadian dollars.

      On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a $120.0 million (or approximately $150.0 million) Euro denominated term loan. The revolving credit facility will mature in January 2006. The maturity date of the revolving credit facility can be extended to March 2008 if our existing 8 1/2% senior subordinated notes due 2006 are refinanced on terms specified by the lenders prior to such date and further extended to December 2008 if our existing 9 1/2% senior notes due 2008 are refinanced on terms specified by the lenders prior to such date. Both term loans will amortize at the rate of one percent per annum until the maturity date. The maturity date for the term loans is January 2006. The maturity date of the term loans can be extended to March 2008 if the subordinated notes are refinanced on terms specified by the lender prior to such date and further extended to June 2009 if the senior notes are refinanced on terms specified by the lenders prior to such date. The revolving credit and term facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on our senior debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. In addition, the new credit facility requires us to issue at least $100.0 million of common stock by January 5, 2005.

      As discussed above, we completed the initial funding of the $600.6 million cash purchase price of Valtra (net of approximately $21.4 million cash acquired) through the issuance of $201.3 million principal amount 1 3/4% convertible senior subordinated notes, with funds borrowed under our new credit facility and $100.0 million borrowed under an interim bridge loan facility. The loans under the bridge facility were closed on January 5, 2004, and constitute unsecured senior subordinated obligations. The bridge loan facility matures on January 5, 2005, and interest accrues on borrowings at an increasing rate of interest, currently 8%, subject to a maximum rate of 8 3/4%. The bridge facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and requires that the net proceeds from any issuances of stock or debt be used to prepay the bridge financing. If the bridge financing has not been repaid by the first anniversary of the closing date, January 5, 2005, and there is not any other default or event of default under the bridge financing, then the bridge lenders may, with the approval of the holders of 50% of the principal amount of the loans under the bridge facility, exchange all of the bridge loan for “exchange notes” which would mature on the tenth anniversary of the closing date.

      We intend to permanently finance the Valtra acquisition through the public sale of common stock and subordinated notes. Although we have not finalized the mix of common stock and debt that we will sell, we currently expect to issue approximately $250.0 million in common stock and $250.0 million of Euro senior subordinated notes. We expect to use the net proceeds of these offerings to repay amounts outstanding under our $100.0 million bridge loan facility, to redeem our $250.0 million principal amount of outstanding

8 1/2% senior subordinated notes due 2006, and to repay amounts outstanding under our new revolving credit and term loan facilities.

      Our business is subject to substantial cyclical variations, which generally are difficult to forecast. Our results of operations may also vary from time to time resulting from costs associated with rationalization plans and acquisitions. As a result, we have had to request relief from our lenders on occasion with respect to financial covenant compliance. While we do not currently anticipate asking for any relief, it is possible that we would require relief in the future. Based upon our historical working relationship with our lenders, we currently do not anticipate any difficulty in obtaining that relief.

      Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. At December 31, 2003, the aggregate amount of these facilities was $448.5 million. The outstanding funded balance of $448.3 million as of December 31, 2003 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The U.S. facility agreement provides that the agent, Rabobank, has the right to terminate the securitization facility if our senior unsecured debt rating moves below BB- by Standard & Poor’s or BA3 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s and one level by Moody’s would need to occur. The Canadian and European facility agreements provide that the agent, Rabobank, has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of three levels by Standard & Poor’s and two levels by Moody’s would need to occur. We are currently in discussions with the rating agencies and the conduit purchasers to have the ratings triggers eliminated from the agreements.

      The securitization facilities expire in 2005 and 2006 but are subject to annual renewal. These facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.

      Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $755.4 million in working capital at December 31, 2003, an increase of $156.0 million from working capital of $599.4 million at December 31, 2002. Accounts receivable and inventories, combined, were $151.2 million higher than at December 31, 2002. The increase is primarily due to currency translation, higher inventory levels related to the transition of production from closed manufacturing facilities and the consolidation of our GIMA joint venture as of July 1, 2003.

      Cash flow provided by operating activities was $88.0 million for 2003, compared to $73.2 million for 2002. The increase in operating cash flow is a result of higher earnings (as described above) offset by increases in working capital. In addition, we had cash restructuring payments relating primarily to the closure of the Coventry facility of $41.6 million during 2003 compared to $4.8 million in 2002.

      Capital expenditures for 2003 were $78.7 million compared to $54.9 million in 2002. The increase in capital expenditures was primarily due to new product introductions, the consolidation of our GIMA joint venture as of July 1, 2003, capital additions associated with the transition of production from closed manufacturing facilities and the impact of currency translation. Including capital expenditures relating to the Valtra acquisition, we anticipate that capital expenditures for the full year of 2004 will range from approximately $90 million to $100 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

      Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 44.0% at December 31, 2003, as compared to 47.0% at December 31, 2002. Our acquisition of Valtra and our permanent financing of the acquisition will increase this ratio.

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

      We believe that available borrowings under the revolving credit facility, funding under the accounts receivable securitization facilities, available cash, and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

Contractual Commitments

      The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of December 31, 2003 are as follows (in millions):

		Payments Due By Period

			2005 to	2007 to	2009 and
	Total	2004	2006	2008	Beyond

Long-term debt	$731.4	$20.3	$253.2	$252.3	$205.6
Capital lease obligations	2.0	0.8	1.2	—	—
Operating lease obligations	84.6	22.0	25.5	12.0	25.1
Unconditional purchase obligations(1)	15.6	11.8	2.8	0.1	0.9
Other long-term obligations(2)	269.0	28.2	41.2	36.5	163.1

Total contractual cash obligations	$1,102.6	$83.1	$323.9	$300.9	$394.7

		Amount of Commitment Expiration
		Per Period

			2005 to	2007 to	2009 and
	Total	2004	2006	2008	Beyond

Standby letters of credit and similar instruments	$7.5	$7.5	$—	$—	$—
Guarantees	43.9	24.6	16.3	3.0	—

Total commercial commitments and lines of credit	$51.4	$32.1	$16.3	$3.0	$—

(1)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

(2)	Other long-term obligations include estimates of future minimum contribution requirements under our U.S. and U.K. defined benefit pension plans. These estimates are based on current legislation and are subject to change.

Guarantees

      At December 31, 2003, we were obligated under certain circumstances to purchase, through the year 2009, up to $13.7 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values. On December 31, 2003, we entered into an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial position or results of operations.

      At December 31, 2003, we guaranteed indebtedness owed to third parties of approximately $30.2 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

Other

      At December 31, 2003, we had outstanding net foreign currency forward contracts of approximately $146.6 million. All contracts have a maturity of less than one year. See “Foreign Currency Risk Management” for further information.

      We have received assessments from Brazilian tax authorities regarding transaction taxes payable on certain foreign currency gains and losses. We are currently contesting the assessments and do not believe the calculation method applied by the tax authorities is correct. We believe that it is not probable or likely the assessments will have to be paid. The total assessment approximates $9.0 million to $9.5 million. We anticipate that it may take significant time to resolve the dispute with the Brazilian tax authorities.

Related Parties

      Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in our retail finance joint ventures which are located in the United States, Canada, the United Kingdom, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the obligations of the retail finance joint ventures other than 49%, or approximately $19.8 million, of the solvency requirements of the Brazil joint venture. In Brazil, our joint venture company has an agency relationship with Rabobank whereby Rabobank provides funding.

      Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. As discussed previously, at December 31, 2003 we were obligated under certain circumstances to purchase through the year 2009 up to $13.7 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, our retail joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, as discussed under “Contractual Commitments.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

      During 2003 and 2002, we had net sales of approximately $116.1 million and $130.2 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is a member of our Board of Directors.

      During 2002, we purchased approximately $127.5 million of equipment components from our manufacturing joint venture, GIMA, at cost. As of July 1, 2003, we began consolidating GIMA in accordance with the requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” or FIN 46. During 2003 and 2002, we also purchased approximately $5.6 million and $5.3 million, respectively, of equipment components from our manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

Outlook

      Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation and general economic conditions.

      Current industry fundamentals are favorable entering into 2004 with relatively high commodity prices contributing to strong farm income. In North America, high farm income and favorable tax incentives are expected to stimulate an improvement in equipment demand in 2004. In Europe, industry demand is expected to remain at or slightly below current levels due to the impact of drought conditions in 2003, uncertainty surrounding Common Agricultural Policy, or CAP, reforms, and the impact of the strong Euro on export demand. Increased demand from new EU entrants is expected to continue in 2004. South America industry demand is also expected to be at or slightly below 2003 levels. Brazilian government subsidized financing programs are expected to be reduced in 2004, which is likely to moderate demand.

      Based on this current market outlook, AGCO expects net income to improve in 2004 resulting from the impact of new products, cost reduction initiatives, the elimination of production inefficiencies experienced in 2003, and the reduction of restructuring and other infrequent expenses related to plant closures that occurred in 2003. AGCO’s net sales are expected to increase in 2004 with growth to be achieved from the addition of Valtra, the impact of new product introductions and the strengthening of the Euro.

Foreign Currency Risk Management

      We have significant manufacturing operations in France, Germany, Brazil and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa and Asia where revenue is primarily denominated in British pounds, Euros or United States dollars. See “Segment Reporting” in note 15 in the notes to our audited consolidated financial statements for the year ended December 31, 2003 for sales by customer location. Our most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

      We attempt to manage our transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency forward contracts. Our hedging policy prohibits foreign currency forward contracts for speculative trading purposes. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro and the Brazilian real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

      The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2003 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$8.0	1.29	$(0.3)
British pound	24.0	0.57	0.3
Canadian dollar	(38.4)	1.31	(0.2)
Danish krone	(6.5)	5.73	0.2
Euro	158.5	0.79	0.7
Japanese yen	7.7	107.28	—
Mexican peso	(14.4)	11.36	(0.1)
New Zealand dollar	1.1	1.53	—
Norwegian krone	4.2	6.70	—
South African rand	(0.5)	6.69	—
Swedish krona	2.9	7.17	—

			$0.6

*	Per United States dollar

      Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

      We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior notes, our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10.0% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2003 would have increased by approximately $0.3 million.

      During 2001, we had an interest rate swap contract outstanding to further minimize the effect of potential interest rate increases on floating rate debt. This contract expired on December 31, 2001, and we had no interest rate swap contracts outstanding during the years ended December 31, 2003 and 2002.

Accounting Changes

      On January 1, 2002, we adopted SFAS No. 142. In accordance with the transition provisions of SFAS No. 142, the goodwill in each of our segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. We utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, we determined that goodwill associated with our Argentine and North American reporting units was impaired. As a result, we recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard in 2003 had no impact on our current results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The new standard required us to reclassify the extraordinary loss recorded in 2001 to interest expense, net which resulted in a reduction in income before cumulative effect of a change in accounting principle of $0.8 million, or $0.01 per share, but had no impact on net income or stockholders’ equity. The consolidated statements of operations reflect the adoption of this standard.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact our restructuring plans related to the closure of the Coventry, England manufacturing facility. The DeKalb, Illinois closure was accounted for under the requirements of this standard.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002 and are included in Note 12 to the consolidated financial statements. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

      In January 2003, the FASB issued FIN 46, as revised in December 2003, which addresses the consolidation by business enterprises of variable interest entities, to which the usual condition of consolidating a controlling financial interest does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the first interim period ending after March 15, 2004; however, all public companies must apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. We analyzed the provisions of FIN 46 as they relate to our current securitization facilities and special purpose entity related to these facilities, and concluded that we do not believe they are impacted by this interpretation. In addition, we analyzed the provisions of FIN 46 as they relate to the accounting for our investments in joint ventures and determined that we are the primary beneficiary of one of our joint ventures, GIMA. GIMA was established in 1994 between AGCO and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture. On July 1, 2003, we began consolidating the accounts of GIMA. Historically, we accounted for our investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement No. 133 for decisions made as part of the Derivatives Implementation Group process, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this standard in 2003 had no impact on our current results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, our third quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of this standard in 2003 had no impact on our current results of operations or financial position.

Forward Looking Statements

      Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as our expectations with respect to the Valtra acquisition, industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest and future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict”, “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealers and distributor actions;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.

•	Any forward-looking statement should be considered in light of such important factors.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

      The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risk Management” and “— Interest Rates” on pages 37 and 38 under Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The following consolidated financial statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2003 are included in this item:

      The information under the heading “Quarterly Results” of Item 7 on page 24 of this Form 10-K is incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AGCO Corporation:

      We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 financial statement schedule as listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001, before the revision as described in Note 1 to these consolidated financial statements, and financial statement schedule of AGCO Corporation and subsidiaries as listed in Item 15(a)2 were audited by other auditors who have ceased operations. Those auditors’ reports, dated February 6, 2002, on those consolidated financial statements and financial statement schedule were unqualified and included an explanatory paragraph that described the change in the Company’s method of accounting for derivative instruments and hedging activities as discussed in Note 11 to those consolidated financial statements and excluded the revision as described in Note 1 to these accompanying consolidated financial statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

      As discussed above, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 and financial statement schedule of AGCO Corporation and subsidiaries as listed in Item 15(a)2 were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. As described in Note 1, these consolidated financial statements have been revised to adopt the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which requires reclassification of gains and losses on debt extinguishments in prior periods from extraordinary items to continuing operations. In our opinion, these reclassifications and disclosures for 2001 described in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements and financial statement schedule of AGCO Corporation and subsidiaries other than with respect to such disclosures and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements and financial statement schedule taken as a whole.

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2004, except as to the

fifth and sixth paragraphs of Note 16, which are as of March 10, 2004

Note:	This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent public accountants. The Arthur Andersen report refers to certain financial information for the fiscal years ended December 31, 2000 and 1999 and certain balance sheet information at December 31, 2001 and 2000, which are no longer included in the accompanying financial statements. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

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

/s/ Arthur Andersen LLP

Atlanta, Georgia

February 6, 2002

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended December 31,

	2003	2002	2001

Net sales	$3,495.3	$2,922.7	$2,545.9
Cost of goods sold	2,878.9	2,390.9	2,106.7

Gross profit	616.4	531.8	439.2
Selling, general and administrative expenses	331.6	282.4	254.3
Engineering expenses	71.4	57.2	49.6
Restricted stock compensation expense	0.6	44.1	7.1
Restructuring and other infrequent expenses	27.6	42.7	13.0
Amortization of intangibles	1.7	1.4	18.5

Income from operations	183.5	104.0	96.7
Interest expense, net	60.0	57.4	59.9
Other expense, net	25.2	20.8	23.4

Income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	98.3	25.8	13.4
Income tax provision	41.3	99.8	1.4

Income (loss) before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	57.0	(74.0)	12.0
Equity in net earnings of affiliates	17.4	13.7	10.6

Income (loss) before cumulative effect of a change in accounting principle	74.4	(60.3)	22.6
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)	—

Net income (loss)	$74.4	$(84.4)	$22.6

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.99	$(0.81)	$0.33
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)	—

Net income (loss)	$0.99	$(1.14)	$0.33

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.98	$(0.81)	$0.33
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)	—

Net income (loss)	$0.98	$(1.14)	$0.33

Weighted average number of common and common equivalent shares outstanding:
Basic	75.2	74.2	68.3

Diluted	75.6	74.2	68.5

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$147.0	$34.3
Accounts and notes receivable, net	553.6	497.4
Inventories, net	803.6	708.6
Other current assets	180.3	144.1

Total current assets	1,684.5	1,384.4
Property, plant and equipment, net	434.2	343.7
Investment in affiliates	91.6	78.5
Deferred tax assets	147.5	102.2
Other assets	63.8	46.8
Intangible assets, net	417.8	393.4

Total assets	$2,839.4	$2,349.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$393.2	$312.0
Accrued expenses	490.2	445.2
Other current liabilities	45.7	27.8

Total current liabilities	929.1	785.0
Long-term debt	711.1	636.9
Pensions and postretirement health care benefits	197.5	131.9
Other noncurrent liabilities	95.6	77.6

Total liabilities	1,933.3	1,631.4

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,409,655 and 75,197,285 shares issued and outstanding in 2003 and 2002, respectively	0.8	0.8
Additional paid-in capital	590.3	587.6
Retained earnings	635.0	560.6
Unearned compensation	(0.5)	(0.7)
Accumulated other comprehensive loss	(319.5)	(430.7)

Total stockholders’ equity	906.1	717.6

Total liabilities and stockholders’ equity	$2,839.4	$2,349.0

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

	Preferred Stock		Common Stock		Additional
					Paid-in	Retained	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation

Balance, December 31, 2000	—	$—	59,589,428	$0.6	$427.1	$622.9	$(1.4)
Net income	—	—	—	—	—	22.6	—
Issuance of preferred shares	555	—	—	—	5.3	—	—
Conversion of preferred shares into common stock	(555)	—	555,000	—	—	—	—
Issuance of common stock, net of offering expenses	—	—	11,799,377	0.1	99.2	—	—
Issuance of restricted stock	—	—	226,960	—	3.5	—	(0.4)
Tax difference on
restricted stock expense	—	—	—	—	(4.7)	—	—
Stock options exercised	—	—	140,342	—	1.1	—	—
Common stock dividends ($0.01 per common share)	—	—	—	—	—	(0.5)	—
Amortization of unearned compensation	—	—	—	—	—	—	1.2
Additional minimum pension liability, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—

Balance, December 31, 2001	—	—	72,311,107	0.7	531.5	645.0	(0.6)
Net loss	—	—	—	—	—	(84.4)	—
Issuance of common stock, net of offering expenses	—	—	1,020,356	0.1	21.3	—	—
Issuance of restricted stock	—	—	1,088,072	—	24.5	—	(3.1)
Stock options exercised	—	—	777,750	—	9.0	—	—
Income tax benefit of stock options exercised	—	—	—	—	1.3	—	—
Amortization of unearned compensation	—	—	—	—	—	—	3.0
Additional minimum pension liability, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—

Balance, December 31, 2002	—	—	75,197,285	0.8	587.6	560.6	(0.7)
Net income	—	—	—	—	—	74.4	—
Issuance of restricted stock	—	—	14,150	—	0.3	—	—
Stock options exercised	—	—	198,220	—	2.4	—	—
Amortization of unearned compensation	—	—	—	—	—	—	0.2
Additional minimum pension liability, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—

Balance, December 31, 2003	—	$—	75,409,655	$0.8	$590.3	$635.0	$(0.5)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other Comprehensive Loss

			Deferred
	Additional		Gains	Accumulated
	Minimum	Cumulative	(Losses)	Other	Total	Comprehensive
	Pension	Translation	on	Comprehensive	Stockholders’	Income
	Liability	Adjustment	Derivatives	Loss	Equity	(Loss)

Balance, December 31, 2000	$(2.8)	$(256.5)	$—	$(259.3)	$789.9
Net income	—	—	—	—	22.6	$22.6
Issuance of preferred shares	—	—	—	—	5.3
Conversion of preferred shares into common stock	—	—	—	—	—
Issuance of common stock, net of offering expenses	—	—	—	—	99.3
Issuance of restricted stock	—	—	—	—	3.1
Tax difference on
restricted stock expense	—	—	—	—	(4.7)
Stock options exercised	—	—	—	—	1.1
Common stock dividends ($0.01 per common share)	—	—	—	—	(0.5)
Amortization of unearned compensation	—	—	—	—	1.2
Additional minimum pension liability, net	(34.3)	—	—	(34.3)	(34.3)	(34.3)
Deferred gains and losses on derivatives, net	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Deferred gains and losses on derivatives held by affiliates, net	—	—	(5.8)	(5.8)	(5.8)	(5.8)
Change in cumulative translation adjustment	—	(77.7)	—	(77.7)	(77.7)	(77.7)

Balance, December 31, 2001	(37.1)	(334.2)	(5.9)	(377.2)	799.4	(95.3)
Net loss	—	—	—	—	(84.4)	(84.4)
Issuance of common stock, net of offering expenses	—	—	—	—	21.4
Issuance of restricted stock	—	—	—	—	21.4
Stock options exercised	—	—	—	—	9.0
Income tax benefit of stock options exercised	—	—	—	—	1.3
Amortization of unearned compensation	—	—	—	—	3.0
Additional minimum pension liability, net	(56.8)	—	—	(56.8)	(56.8)	(56.8)
Deferred gains and losses on derivatives, net	—	—	0.9	0.9	0.9	0.9
Deferred gains and losses on derivatives held by affiliates, net	—	—	0.4	0.4	0.4	0.4
Change in cumulative translation adjustment	—	2.0	—	2.0	2.0	2.0

Balance, December 31, 2002	(93.9)	(332.2)	(4.6)	(430.7)	717.6	(137.9)
Net income	—	—	—	—	74.4	74.4
Issuance of restricted stock	—	—	—	—	0.3
Stock options exercised	—	—	—	—	2.4
Amortization of unearned compensation	—	—	—	—	0.2
Additional minimum pension liability, net	(34.5)	—	—	(34.5)	(34.5)	(34.5)
Deferred gains and losses on derivatives, net	—	—	(0.8)	(0.8)	(0.8)	(0.8)
Deferred gains and losses on derivatives held by affiliates, net	—	—	2.7	2.7	2.7	2.7
Change in cumulative translation adjustment	—	143.8	—	143.8	143.8	143.8

Balance, December 31, 2003	$(128.4)	$(188.4)	$(2.7)	$(319.5)	$906.1	$185.6

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$74.4	$(84.4)	$22.6

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of taxes	—	24.1	—
Depreciation and amortization	64.2	50.9	53.2
Amortization of intangibles	1.7	1.4	18.5
Restricted stock compensation	0.5	24.4	4.3
Equity in net earnings of affiliates, net of cash received	(0.8)	(2.7)	4.0
Deferred income tax (benefit) provision	(12.3)	48.4	(32.8)
Write-down/ (recoveries) of property, plant and equipment	1.6	11.6	(0.3)
Gain on sale of investment in affiliate	—	—	(5.2)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	11.5	43.4	111.7
Inventories, net	13.8	(119.0)	39.6
Other current and noncurrent assets	(20.4)	2.2	0.5
Accounts payable	(16.5)	7.4	16.0
Accrued expenses	(50.9)	66.2	(8.2)
Other current and noncurrent liabilities	21.2	(0.7)	1.5

Total adjustments	13.6	157.6	202.8

Net cash provided by operating activities	88.0	73.2	225.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(78.7)	(54.9)	(39.3)
Proceeds from sales of property, plant and equipment	14.9	13.8	4.7
Sale/(purchase) of businesses, net of cash acquired	1.5	(60.7)	(147.5)
Sale of unconsolidated affiliates	4.5	1.2	1.3

Net cash used for investing activities	(57.8)	(100.6)	(180.8)

Cash flows from financing activities:
Proceeds from long-term debt	1,372.8	659.8	1,256.6
Repayments of long-term debt	(1,288.5)	(637.6)	(1,276.3)
Proceeds from issuance of preferred and common stock	2.5	10.3	6.4
Payment of debt and common stock issuance costs	(9.8)	—	(13.1)
Dividends paid on common stock	—	—	(0.5)

Net cash provided by (used for) financing activities	77.0	32.5	(26.9)

Effects of exchange rate changes on cash and cash equivalents	5.5	0.3	(2.1)

Increase in cash and cash equivalents	112.7	5.4	15.6
Cash and cash equivalents, beginning of year	34.3	28.9	13.3

Cash and cash equivalents, end of year	$147.0	$34.3	$28.9

See accompanying notes to consolidated financial statements.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

     Business

      AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under the following brand names: AGCO®, AgcoAllis®, AgcoStar®, Ag-Chem®, Challenger®, Farmhand®, Fendt®, Fieldstar®, Gleaner®, Glencoe®, Hesston®, Lor * Al®, Massey Ferguson®, New Idea®, RoGator®, SoilteqTM, Spra-Coupe®, Sunflower®,Terra-Gator®, Tye®, White® and Willmar®. The Company distributes most of its products through a combination of approximately 8,400 independent dealers, distributors, associates and licensees. In addition, the Company provides retail financing in North America, the United Kingdom, France, Germany, Spain and Brazil through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”.

     Basis of Presentation

      The Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined as the primary beneficiary under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The Company records investments in all other affiliate companies using the equity method of accounting. Other investments representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories, deferred income tax valuation allowances, intangible assets and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty, product liability and workers’ compensation obligations and pensions and postretirement benefits.

Cash and Cash Equivalents

      The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 of $92.9 million consisted of overnight repurchase agreements with financial institutions. There were no such investments as of December 31, 2002.

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

      For sales outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to dealers or distributors in the United States and Canada, where approximately 27.5% of the Company’s net sales were generated in 2003, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from 6 to 12 months with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2003, 18.6%,

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.7%, 1.4% and 0.8% of the Company’s net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than above because the equipment receivable to dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

      Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Accounts and notes receivable allowances at December 31, 2003 and 2002 were as follows (in millions):

	2003	2002

Sales incentive discounts	$76.5	$69.9
Doubtful accounts	47.2	43.1

	$123.7	$113.0

      The Company transfers certain accounts receivable to various financial institutions primarily under its accounts receivable securitization facilities (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of SFAS No. 125.”

Inventories

      Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost. At December 31, 2003 and 2002, the Company had recorded $83.6 million and $74.5 million as adjustments for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”

      Inventories, net at December 31, 2003 and 2002 were as follows (in millions):

	2003	2002

Finished goods	$285.3	$288.5
Repair and replacement parts	270.2	235.5
Work in process, production parts and raw materials	248.1	184.6

Inventories, net	$803.6	$708.6

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant and equipment, net at December 31, 2003 and 2002 consisted of the following (in millions):

	2003	2002

Land	$48.6	$41.5
Buildings and improvements	164.3	139.1
Machinery and equipment	473.3	327.4
Furniture and fixtures	107.9	77.8

Gross property, plant and equipment	794.1	585.8
Accumulated depreciation and amortization	(359.9)	(242.1)

Property, plant and equipment, net	$434.2	$343.7

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

      The Company’s acquired intangible assets are as follows (in millions):

	December 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Patents and Trademarks	$32.7	$(2.5)	$32.7	$(1.5)
Other	3.7	(1.2)	2.2	(0.5)

Total	$36.4	$(3.7)	$34.9	$(2.0)

Unamortized intangible assets:
Trademarks	$53.4		$53.4

      The Company amortizes certain acquired intangible assets over estimated useful lives of 7 to 30 years. For the years ended December 31, 2003 and 2002, acquired intangible asset amortization was $1.7 million and $1.4 million, respectively. In accordance with SFAS No. 142, the Company ceased amortizing certain trademarks, which it determined to have an indefinite useful life as of January 1, 2002. The Company estimates amortization of existing intangible assets will be $1.7 million for 2004, $1.6 million for 2005, $1.5 million for 2006 and 2007 and $1.4 million for 2008.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the carrying amount of goodwill during the years ended December 31, 2003 and 2002 are summarized as follows (in millions):

	North	South	Europe/Africa/	Sprayer
	America	America	Middle East	Division	Consolidated

Balance as of December 31, 2001	$10.2	$70.0	$92.5	$159.2	$331.9
Transitional impairment losses	(10.2)	(17.5)	—	—	(27.7)
Acquisitions	4.9	—	—	—	4.9
Adjustment to purchase price allocations	—	—	—	3.6	3.6
Reversal of unused restructuring reserves	—	—	(2.2)	—	(2.2)
Foreign currency translation	—	(17.4)	14.0	—	(3.4)

Balance as of December 31, 2002	4.9	35.1	104.3	162.8	307.1
Adjustment to purchase price allocations	(1.8)	—	(0.1)	—	(1.9)
Foreign currency translation	—	7.2	19.3	—	26.5

Balance as of December 31, 2003	$3.1	$42.3	$123.5	$162.8	$331.7

      The goodwill in each of the Company’s segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. The Company utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, the Company determined that goodwill associated with its Argentina and North America reporting units was impaired. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2003 indicated that no further reduction in the carrying amount of goodwill was required in 2003.

      Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other indefinite-lived intangible assets over periods ranging from 10 to 40 years. In addition, the Company would periodically review the carrying values assigned to goodwill and other intangible assets based on expectations of future cash flows and operating income generated by the underlying tangible assets. The following is a reconciliation of the Company’s income (loss) before cumulative effect of a change in accounting principle and net income (loss)

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and net income (loss) per share as if goodwill and indefinite-lived intangible assets were accounted for in accordance with SFAS No. 142 in prior periods (in millions, except per share data):

	2003	2002	2001

Reported income (loss) before cumulative effect of a change in accounting principle	$74.4	$(60.3)	$22.6
Add: Goodwill amortization	—	—	10.1
Add: Indefinite-lived trademark amortization	—	—	1.0

Adjusted income (loss) before cumulative effect of a change in accounting principle	74.4	(60.3)	33.7
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)	—

Adjusted net income (loss)	$74.4	$(84.4)	$33.7

Net income (loss) per common share:
Basic:
Reported income (loss) before cumulative effect of a change in accounting principle	$0.99	$(0.81)	$0.33
Add: Goodwill amortization	—	—	0.15
Add: Indefinite-lived trademark amortization	—	—	0.01

Adjusted income (loss) before cumulative effect of a change in accounting principle	0.99	(0.81)	0.49
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)	—

Adjusted net income (loss)	$0.99	$(1.14)	$0.49

Diluted:
Reported income (loss) before cumulative effect of a change in accounting principle	$0.98	$(0.81)	$0.33
Add: Goodwill amortization	—	—	0.15
Add: Indefinite-lived trademark amortization	—	—	0.01

Adjusted income (loss) before cumulative effect of a change in accounting principle	0.98	(0.81)	0.49
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)	—

Adjusted net income (loss)	$0.98	$(1.14)	$0.49

Long-Lived Assets

      During 2003 and 2002, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements. Prior to SFAS No. 144, the Company applied the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Under SFAS No. 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value will be determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2003, the Company recorded a write-down of property, plant and equipment to net realizable value of $2.0 million in conjunction with assets currently held for sale. The Company recorded a write-down of property, plant and equipment of $11.2 million in 2002 in conjunction with the announced closure of its Coventry, England manufacturing facility (Note 3).

Accrued Expenses

      Accrued expenses at December 31, 2003 and 2002 consisted of the following (in millions):

	2003	2002

Reserve for volume discounts and sales incentives	$104.4	$103.7
Warranty reserves	98.5	83.7
Accrued employee compensation and benefits	93.1	85.8
Accrued taxes	68.4	47.4
Other	125.8	124.6

	$490.2	$445.2

Warranty Reserves

      The warranty reserve activity for the years ended December 31, 2003 and 2002 consisted of the following (in millions):

	2003	2002

Balance at beginning of the year	$83.7	$61.1
Acquisitions	—	1.7
Accruals for warranties issued during the year	76.4	82.8
Settlements made (in cash or in kind) during the year	(72.1)	(66.0)
Foreign currency translation	10.5	4.1

Balance at the end of the year	$98.5	$83.7

      The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.

Insurance Reserves

      Under the Company’s insurance programs, coverage is obtained for significant liability limits as well as those risks required to be insured by law or contract. It is the policy of the Company to self-insure a portion of certain expected losses related primarily to workers’ compensation and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plans

      The Company accounts for all stock-based compensation awarded under its Non-employee Director Incentive Plan, Long-Term Incentive Plan and Stock Option Plan as prescribed under APB No. 25, “Accounting for Stock Issued to Employees,” and also provides the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” APB No. 25 requires no recognition of compensation expense for options granted under the Stock Option Plan as long as certain conditions are met. APB No. 25 requires recognition of compensation expense under the Non-employee Director Incentive Plan and Long-Term Incentive Plan at the time the award is earned. Refer to Note 10 for additional information.

     Research and Development Expenses

      Research and development expenses are expensed as incurred and are included in engineering expenses in the Consolidated Statements of Operations.

     Advertising Costs

      The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2003 and 2002 totaled approximately $26.0 million and $23.5 million, respectively.

     Shipping and Handling Expenses

      All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $13.7 million, $12.8 million and $11.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Interest Expense, Net

      Interest expense, net for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in millions):

	2003	2002	2001

Interest expense	$70.7	$66.7	$72.1
Interest income	(10.7)	(9.3)	(12.2)

	$60.0	$57.4	$59.9

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

     Net Income (Loss) Per Common Share

      Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share assumes

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise of outstanding stock options and vesting of restricted stock into common stock during the periods outstanding when the effects of such assumptions are dilutive.

      A reconciliation of net income (loss) and the weighted average number of common and common equivalent shares outstanding used to calculate basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001 is as follows (in millions, except per share data):

	2003	2002	2001

Basic Earnings (Loss) Per Share:
Weighted average number of common shares outstanding	75.2	74.2	68.3

Income (loss) before cumulative effect of a change in accounting principle	$74.4	$(60.3)	$22.6
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)	—

Net income (loss)	$74.4	$(84.4)	$22.6

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.99	$(0.81)	$0.33
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)	—

Net income (loss)	$0.99	$(1.14)	$0.33

Diluted Earnings (Loss) Per Share:
Weighted average number of common shares outstanding	75.2	74.2	68.3
Shares issued upon assumed vesting of restricted stock	0.1	—	0.1
Shares issued upon assumed exercise of outstanding stock options	0.3	—	0.1

Weighted average number of common and common equivalent shares	75.6	74.2	68.5

Income (loss) before cumulative effect of a change in accounting principle	$74.4	$(60.3)	$22.6
Cumulative effect of a change in accounting principle, net of taxes	—	(24.1)	—

Net income (loss)	$74.4	$(84.4)	$22.6

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$0.98	$(0.81)	$0.33
Cumulative effect of a change in accounting principle, net of taxes	—	(0.33)	—

Net income (loss)	$0.98	$(1.14)	$0.33

      Stock options to purchase 0.7 million, 0.6 million, and 2.1 million shares for the years ended December 31, 2003, 2002 and 2001, respectively, were outstanding but not included in the calculation of weighted average of common and common equivalent shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period. In addition, the diluted loss per share calculation for 2002 excludes the potentially dilutive effect of options to purchase approximately 0.7 million shares of the Company’s common stock as the Company incurred a loss and their inclusion would have been anti-dilutive.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income (Loss)

      The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in the Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2003, 2002 and 2001 are as follows (in millions):

	2003

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(50.3)	$15.8	$(34.5)
Unrealized loss on derivatives	(1.4)	0.6	(0.8)
Unrealized gain on derivatives held by affiliates	4.5	(1.8)	2.7
Foreign currency translation adjustments	143.8	—	143.8

Total other comprehensive income	$96.6	$14.6	$111.2

	2002

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(83.7)	$26.9	$(56.8)
Unrealized gain on derivatives	1.5	(0.6)	0.9
Unrealized gain on derivatives held by affiliates	0.7	(0.3)	0.4
Foreign currency translation adjustments	2.0	—	2.0

Total other comprehensive loss	$(79.5)	$26.0	$(53.5)

	2001

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(49.0)	$14.7	$(34.3)
Unrealized loss on derivatives	(0.2)	0.1	(0.1)
Unrealized loss on derivatives held by affiliates	(9.8)	4.0	(5.8)
Foreign currency translation adjustments	(77.7)	—	(77.7)

Total other comprehensive loss	$(136.7)	$18.8	$(117.9)

     Financial Instruments

      The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s Revolving Credit Facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2003, the estimated fair values of the Company’s 9 1/2% Senior Notes, 8 1/2% Senior Subordinated Notes and 1 3/4% Convertible Notes (Note 7), based on their listed market values, were $272.8 million, $249.1 million and $226.4 million, respectively, compared to their carrying values of $250.0 million, $249.3 million and $201.3 million, respectively. At December 31, 2002, the estimated fair values of the Company’s 9 1/2% Senior Notes and 8 1/2% Senior Subordinated Notes, based on their listed market values, were $272.1 million and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$250.0 million, respectively, compared to their carrying values of $250.0 million and $249.1 million, respectively.

      The Company enters into foreign exchange forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. At December 31, 2003 and 2002, the Company had foreign exchange forward contracts outstanding with gross notional amounts of $1,202.9 million and $225.4 million, respectively. The changes in fair value resulted in a gain on the foreign exchange forward contracts at December 31, 2003 and 2002 of $0.6 million and $7.1 million, respectively. These foreign exchange forward contracts do not subject the Company’s results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes.

      The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant.

     Accounting Changes

      On January 1, 2002, the Company adopted SFAS No. 142. In accordance with the transition provisions of SFAS NO. 142, the goodwill in each of the Company’s segments was tested for impairment as of January 1, 2002 as required by SFAS No. 142. The Company utilized a combination of valuation techniques including a discounted cash flow approach, a market multiple approach and a comparable transaction approach. Based on this evaluation, the Company determined that goodwill associated with its Argentine and North American reporting units was impaired. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million of taxes, in the first quarter of 2002.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard in 2003 had no impact on the Company’s current results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections,

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The new standard required the Company to reclassify the extraordinary loss recorded in 2001 to interest expense, net which resulted in a reduction in income before cumulative effect of a change in accounting principle of $0.8 million, or $0.01 per share but had no impact on net income or stockholders’ equity. The consolidated statements of operations reflect the adoption of this standard.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in the Issue was recognized at the date of an entity’s commitment to an exit plan. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3, and also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact the Company’s restructuring plans related to the closure of the Coventry, England manufacturing facility. The DeKalb, Illinois closure was accounted for under the requirements of this standard.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002 and are included in Note 12. The adoption of FIN 45 did not have a material impact on the results of operations or financial position of the Company.

      In January 2003, the FASB issued FIN 46, as revised in December 2003, which addresses the consolidation by business enterprises of variable interest entities, to which the usual condition of consolidating a controlling financial interest does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the first interim period ending after March 15, 2004; however, all public companies must apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. The Company analyzed the provisions of FIN 46 as they relate to its current securitization facilities and special purpose entity related to these facilities, and concluded that that it did not believe the special purpose entity or its securitization facilities are impacted by this interpretation. In addition, the Company analyzed the provisions of FIN 46 as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA. GIMA was established in 1994 between the Company and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 1, 2003, the Company began consolidating the accounts of GIMA. Historically, the Company accounted for its investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on the results of operations or financial position of the Company.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement No. 133 for decisions made as part of the Derivatives Implementation Group process, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this standard in 2003 had no impact on the Company’s current results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, the Company’s third quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of this standard in 2003 had no impact on the Company’s current results of operations or financial position.

2.	Acquisitions

      On November 7, 2002, the Company completed the acquisition of Sunflower Manufacturing Co., Inc. (“Sunflower”), a former product line of SPX Corporation. Sunflower is a leading producer of tillage, seeding and specialty harvesting equipment, serving the North American market and is located in Beloit, Kansas. The purchase price was approximately $48.0 million and was funded through borrowings under the Company’s revolving credit facility. The acquired assets and liabilities consist primarily of inventories, accounts receivables, property, plant and equipment, technology, tradenames and patents. The results of operations for the Sunflower acquisition are included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Company recorded approximately $3.1 million of goodwill and approximately $8.7 million of tradenames, patents and other identifiable intangible assets associated with the acquisition of Sunflower. The tradenames, patents and other identifiable intangible assets are being amortized over a period from 12 to 30 years. The Sunflower acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.

      On March 5, 2002, the Company completed its agreement with Caterpillar Inc. (“Caterpillar”) to acquire the design, assembly and marketing of the new MT Series of Caterpillar’s Challenger tractor line. The Company issued approximately 1.0 million shares of common stock in the transaction valued at approximately $21.3 million based on the closing price of the Company’s common stock on the acquisition date. During July 2002, the Company received approximately $0.9 million from Caterpillar pursuant to the terms of the purchase agreement, whereby any proceeds Caterpillar received upon the sale of the Company’s stock above $21.0 million would be refunded to the Company. In addition, the Company purchased approximately $13.6 million of initial production inventory from Caterpillar in connection with a supply agreement with Caterpillar. The results of operations for this product line have been included in the Company’s results as of and from the date of the acquisition. The acquired assets consisted primarily of inventories and property, plant and equipment. There were no accounts receivable acquired or liabilities assumed in the transaction

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since all rights and obligations relating to past sales of the prior series of the Challenger product line remained with Caterpillar. The Challenger acquisition was accounted for in accordance with SFAS No. 141, and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. Since the estimated fair value of the assets acquired was in excess of the purchase price, no goodwill was recorded in connection with the acquisition.

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

      The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. In connection with the acquisition of Ag-Chem, the Company established $3.1 million in liabilities primarily related to severance, employee relocation and other costs associated with the planned closure of Ag-Chem’s Benson, Minnesota manufacturing facility, Minnetonka, Minnesota administrative office and 15 parts and service facilities.

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

      In connection with the acquisition of Xaver Fendt GmbH in 1997, the Company established liabilities of $7.1 million primarily related to severance and other costs associated with the planned closure of certain sales and marketing offices and parts distribution operations. Approximately $3.1 million of the reserves originally established remained at December 31, 2001. During the second quarter of 2002, the Company reversed to goodwill approximately $2.2 million of restructuring reserves determined not to be required. During 2002, $0.8 million of costs were incurred which resulted in a remaining $0.1 million of reserves at December 31, 2002. This amount was reversed to goodwill during the fourth quarter of 2003, as it was determined not to be required.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2002 and 2001 as if the Ag-Chem, Challenger and Sunflower acquisitions had occurred at the beginning of 2001. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company would actually have been had the transactions occurred on the dates indicated or what the results of operations may be in any future period.

	Years Ended
	December 31,

	2002	2001

	(In millions, except
	per share data)
Net sales	$2,962.5	$2,765.6
Loss before cumulative effect of a change in accounting principle	(57.2)	(33.9)
Net loss	(81.3)	(33.9)
Net loss per common share — basic	$(1.08)	$(0.47)
Net loss per common share — diluted	$(1.08)	$(0.47)

3.	Restructuring and Other Infrequent Expenses

      The Company recorded restructuring and other infrequent expenses of $27.6 million, $42.7 million and $13.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 expense consisted of $12.0 million associated with the closure of the Company’s tractor manufacturing facility in Coventry, England, $12.4 million associated with litigation regarding its U.K. pension plan, $2.5 million associated with the closure of the Company’s tractor manufacturing facility in DeKalb, Illinois, $1.2 million associated with various functional rationalizations initiated during 2002 and 2003 and a $1.5 million write-down of real estate associated with the closed Ag-Chem Willmar, Minnesota facility, offset by a $2.0 million gain related to the sale of machinery and equipment at auction from the Coventry facility. The 2002 expense consisted of $40.2 million associated with the closure of the Company’s tractor manufacturing facility in Coventry, England and $3.5 million primarily associated with various functional rationalizations, offset by a $1.0 million net gain related to the sale of two closed manufacturing facilities. The 2001 expense consisted of $8.5 million associated with the integration of the Ag-Chem acquisition and $4.5 million associated with manufacturing facility rationalizations commenced in prior years.

DeKalb Rationalization

      In March 2003, the Company announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to its facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. In connection with the restructuring plan, the Company recorded approximately $2.5 million of restructuring and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other infrequent expenses during 2003. The components of the restructuring expenses are summarized in the following table:

				Facility
	Write-down			Relocation
	of Property,		Employee	and	Facility
	Plant and	Employee	Retention	Transition	Closure
	Equipment	Severance	Payments	Costs	Costs	Total

2003 provision	$0.5	$0.5	$0.2	$0.8	$0.5	$2.5
Less: Non-cash expense	0.5	—	—	—	—	0.5

Cash expense	—	0.5	0.2	0.8	0.5	2.0
2003 cash activity	—	(0.5)	(0.2)	(0.8)	(0.5)	(2.0)

Balances as of December 31, 2003	$—	$—	$—	$—	$—	$—

      The write-down of property, plant and equipment represents the impairment of real estate resulting from the facility closure and based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the real estate was determined based on current conditions in the market. The severance costs relate to the termination of 134 employees, following the completion of production at the DeKalb facility. As of December 31, 2003, all employees have been terminated. The employee retention payments relate to incentives paid to DeKalb employees who remained employed until certain future termination dates and were accrued over the term of the retention period. The severance costs were also accrued over the term of the retention period, as employees were entitled to severance payments only if they remained in service through their scheduled termination dates. Certain employees relocated to the Jackson, Minnesota facility, and costs associated with relocation were expensed as incurred. A portion of the machinery and equipment and all tooling located at DeKalb were relocated to the Jackson, Minnesota facility during the second quarter of 2003. The remaining portion of machinery and equipment was disposed of or will be sold. The buildings, land and improvements are being marketed for sale.

Coventry Rationalization

      During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3

2003 provision	—	—	10.2	1.8	12.0
2003 cash activity	—	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	—	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	$—	$0.5	$2.0	$1.6	$4.1

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of after production ceases and the buildings, land and improvements are being marketed for sale. The severance costs relate to the termination of 1,054 employees. As of December 31, 2003, 1,024 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During the fourth quarter of 2003, the Company sold machinery and equipment at auction and as a result of those sales, recognized a net gain of approximately $2.0 million. This gain has been reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations. The $4.1 million of restructuring costs accrued at December 31, 2003 are expected to be incurred during 2004. On January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility (Note 16).

      In October 2002, the Company applied to the High Court in London, England, for clarification of a provision in its U.K. pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those who take early retirement and those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. In December 2002, the High Court ruled against the Company’s position that reduced pension payments are payable in the context of early retirements or terminations. The Company appealed the High Court’s ruling, and in July 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling for this aspect of the case, but ruled that other employees might qualify. The Court of Appeal ruling is subject to further appeal. The representatives of the beneficiaries of the pension plan have sought the right to appeal to the House of Lords and the House of Lords has yet to conclude on the matter.

      As a result of the court’s ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore the Company recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses”, of approximately $12.4 million to reflect its current estimate of the additional pension liability associated with previous early retirement programs. In the event that the Court of Appeal ruling is successfully challenged, the Company may incur an additional pension liability within the range of approximately $40.0 million to $50.0 million. The timing of the Company’s obligation to fund cash into the pension plan with respect to this increased liability, as well as the Company’s existing liabilities, depends on many factors including the overall funded status of the plan and the investment returns of the plan’s assets and is the subject of ongoing negotiations with representatives of the beneficiaries of the pension plan.

2002 and 2003 Functional Rationalizations

      During 2002, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses of $3.4 million. The expenses primarily related to severance costs and certain lease terminations and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany and the restructuring of the Company’s North American information systems function. During the year ended December 31, 2003, the Company recorded an additional $1.2 million of restructuring and other infrequent expenses associated with the rationalization initiatives in Germany as well as a European combine engineering rationalization that was initiated during 2003. A total of $3.6 million of severance costs have been recorded associated with these activities, and relate to the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination of approximately 180 employees in total. At December 31, 2003, a total of approximately $3.8 million of expenses had been incurred and paid. The remaining accrued balance of $0.8 million as of December 31, 2003 is expected to be incurred during 2004.

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

      All employees identified in the restructuring plan had been terminated as of the end of the first quarter of 2002. Employee retention payments related to incentives paid to Ag-Chem and AGCO employees who remained employed until certain future termination dates were accrued over the term of the retention period. The Company incurred facility closure costs, which included employee relocation costs and other exit costs at the Company’s Willmar location after operations ceased. The facility relocation and transition costs were expensed as incurred and represented costs to relocate inventory and machinery and costs to integrate operations into the remaining facilities. There were no remaining costs accrued related to these rationalizations as of December 31, 2002 and there were no costs incurred related to this rationalization during 2003. The components of the restructuring expenses are summarized in the following table (in millions):

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

      After production ceased at the Willmar facility and manufacturing had been consolidated into Jackson, Minnesota, the Company began marketing the Willmar facility and real estate for sale, along with the other closed facilities. The Benson and Minnetonka facilities and several of the parts and service facilities were sold during 2001 and 2002. During the fourth quarter of 2003, the Company wrote down the carrying value of the real estate of the Willmar facility to its estimated fair value. The estimated fair value of the real estate was determined based on current conditions in the market. The write-down of the real estate of approximately $1.5 million was reflected in “Restructuring and other infrequent expenses” in the Company’s Condensed Consolidated Statements of Operations.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Through 2001 Manufacturing Facility Rationalizations

      In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri and its Lockney, Texas and Noetinger, Argentina implement manufacturing facilities. In 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The majority of production in these facilities has been relocated to existing facilities or outsourced to third parties. The Company expensed approximately $4.5 million and $24.9 million associated with these rationalizations during 2001 and 2000, respectively, and had $1.0 million of costs accrued related to these rationalizations as of December 31, 2001. The Company did not record any additional restructuring and other infrequent expenses in 2002 or 2003 related to these closures. The Company incurred and paid approximately $0.5 million of expenses in each of the years ending December 31, 2003 and 2002, respectively. There are no remaining costs accrued related to these rationalizations as of December 31, 2003.

      In addition, during 2002, the Company sold its closed manufacturing facilities in Independence, Missouri and Coldwater, Ohio. A net gain on the sale of these two facilities of $1.0 million was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations.

4.	Accounts Receivable Securitization

      At December 31, 2003 and 2002, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $448.5 million and $424.9 million, respectively. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company completed the U.S. securitization facility in 2000 and completed the Canadian and European securitization facilities in 2001. Outstanding funding under these facilities totaled approximately $448.4 million at December 31, 2003 and $423.9 million at December 31, 2002. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount.

      Losses on sales of receivables primarily from securitization facilities were $14.6 million in 2003, $14.8 million in 2002 and $23.5 million in 2001. The amount for 2001 includes $4.0 million of losses and transaction fees associated with the initial closing and funding of the Canadian and European facilities. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	U.S.		Canada		Europe		Total

	2003	2002	2003	2002	2003	2002	2003	2002

Unpaid balance of receivables sold at December 31	$307.6	$311.9	$95.9	$78.2	$160.9	$133.1	$564.4	$523.2
Retained interest in receivables sold	$57.6	$61.9	$35.9	$18.2	$22.5	$19.2	$116.0	$99.3
Credit losses on receivables sold	$1.6	$1.2	$—	$—	$—	$—	$1.6	$1.2
Average liquidation period (months)	6.3	5.9	6.3	5.9	2.9	2.4
Discount rate	1.8%	2.4%	3.6%	3.1%	3.2%	4.2%

      The Company continues to service the sold receivables and maintains a retained interest in the receivables. The Company received approximately $5.7 million in servicing fees in 2003 and 2002 and $4.3 million in 2001. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of receivables sold which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2003 and 2002, approximately $5.2 million and $3.3 million, respectively, of the unpaid balance of receivables sold was past due 60 days or more. The fair value of the retained interest is approximately $113.6 million and $97.3 million, respectively, compared to the carrying amount of $115.9 million and $99.3 million, respectively, at December 31, 2003 and 2002, and is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. Assuming a 10% and 20% increase in the discount rate assumed the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. For 2003, the Company received approximately $1,047.8 million from sales of receivables and $5.7 million for servicing fees. For 2002, the Company received $919.5 million from sales of receivables and $5.7 million for servicing fees. For 2001, the Company received approximately $879.2 million from sales of receivables and $4.3 million for servicing fees.

5.	Investments in Affiliates

      Investments in affiliates as of December 31, 2003 and 2002 were as follows (in millions):

	2003	2002

Retail finance joint ventures	$79.9	$64.7
Manufacturing joint venture	2.2	4.9
Other joint ventures	9.5	8.9

	$91.6	$78.5

      The manufacturing joint venture as of December 31, 2003 consisted of a joint venture with an unrelated manufacturer to produce engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers and licensees.

      The Company’s equity in net earnings of affiliates for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001

Retail finance joint ventures	$14.6	$12.7	$10.1
Other joint ventures	2.8	1.0	0.5

	$17.4	$13.7	$10.6

      The manufacturing joint venture of the Company primarily sells its products to the joint venture partners at prices which result in operating at or near breakeven on an annual basis.

      Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	As of December 31,

	2003	2002

Total assets	$1,894.0	$1,539.0
Total liabilities	1,720.3	1,400.6
Partners’ equity	173.7	138.4

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2003	2002	2001

Revenues	$156.0	$140.9	$138.1
Costs	102.8	98.6	104.5

Income before income taxes	$53.2	$42.3	$33.6

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

      The sources of income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle were as follows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

United States	$(28.4)	$(98.7)	$(105.9)
Foreign	126.7	124.5	119.3

Income before income taxes, equity in net earnings of affiliates and the cumulative effect of a change in accounting principle	$98.3	$25.8	$13.4

      The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in millions):

	2003	2002	2001

Current:
United States:
Federal	$(3.9)	$—	$—
State	—	—	—
Foreign	57.5	51.4	34.7

	53.6	51.4	34.7
Deferred:
United States:
Federal	—	43.3	(34.3)
State	—	9.5	(4.1)
Foreign	(12.3)	(4.4)	5.1

	(12.3)	48.4	(33.3)

	$41.3	$99.8	$1.4

      At December 31, 2003, the Company had approximately $929.6 million of undistributed earnings of the Company’s foreign subsidiaries. These earnings are considered to be indefinitely invested, and accordingly, no United States federal or state income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 is as follows (in millions):

	2003	2002	2001

Provision for income taxes at United States federal statutory rate of 35%	$34.4	$9.0	$4.7
State and local income taxes, net of federal income tax benefit	(1.1)	(3.8)	(4.1)
Taxes on foreign income which differ from the United States statutory rate	0.7	4.3	(2.5)
Adjustment to valuation allowance	6.7	90.0	2.8
Other	0.6	0.3	0.5

	$41.3	$99.8	$1.4

      The significant components of the deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows (in millions):

	2003	2002

Deferred Tax Assets:
Net operating loss carryforwards	$211.7	$164.2
Sales incentive discounts	36.4	35.6
Inventory valuation reserves	14.2	17.4
Pensions and postretirement health care benefits	61.3	27.1
Other	114.7	82.5

Total gross deferred tax assets	438.3	326.8
Valuation allowance	(141.7)	(126.2)

Net deferred tax assets	296.6	200.6

Deferred Tax Liabilities:
Tax over book depreciation	54.1	42.7
Tax over book amortization of goodwill	20.8	16.1
Other	27.4	1.0

Total deferred tax liabilities	102.3	59.8

Net deferred tax assets	$194.3	$140.8

Amounts recognized in Consolidated Balance Sheets:
Other current assets	$128.3	$105.4
Other assets	147.5	102.2
Other current liabilities	(7.5)	(2.1)
Other noncurrent liabilities	(74.0)	(64.7)

	$194.3	$140.8

      The Company has recorded a net deferred tax asset of $194.3 million and $140.8 million as of December 31, 2003 and 2002, respectively. As reflected in the preceding table, the Company established a valuation allowance of $141.7 million and $126.2 million as of December 31, 2003 and 2002, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the valuation allowance for the years ended December 31, 2003, 2002 and 2001 was an increase of $15.5 million, an increase of $73.5 million, and a decrease of $19.1 million, respectively. In accordance with SFAS No. 109, the Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and determined that the appropriate adjustment has been made to the Company’s valuation allowance. In making this assessment, all available evidence was considered including the current economic climate as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

      The Company has net operating loss carryforwards of $545.4 million as of December 31, 2003, with expiration dates as follows: 2004 — $3.6 million, 2005 – $4.9 million, 2006 — $8.3 million, 2007 — $34.1 million, 2008 — $3.3 million and thereafter or unlimited — $491.2 million. These net operating loss carryforwards include U.S. net loss carryforwards of $315.4 million and foreign net operating loss carryforwards of $230.0 million. The Company paid income taxes of $78.5 million, $41.5 million, and $26.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7.	Long-Term Debt

      Long-term debt consisted of the following at December 31, 2003 and 2002 (in millions):

	2003	2002

Revolving credit facility	$—	$126.9
9 1/2% Senior notes due 2008	250.0	250.0
8 1/2% Senior subordinated notes due 2006	249.3	249.1
1 3/4% Convertible senior subordinated notes due 2033	201.3	—
Other long-term debt	10.5	10.9

	$711.1	$636.9

      On December 23, 2003, the Company issued $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 under a private placement offering. The convertible senior subordinated notes are unsecured obligations and are convertible into shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning June 30, 2004.

      The convertible senior subordinated notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. Holders of the notes may convert the notes into shares of the Company’s common stock at a conversion rate of 44.7193 shares per $1,000 principal amount of notes, subject to adjustment, before close of business on December 31, 2033, only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2004, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions, as defined. Beginning January 1, 2011, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest on December 31, 2010, 2013, 2018, 2023 and 2028.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On April 17, 2001, the Company entered into a $350.0 million multi-currency revolving credit facility with Rabobank that will mature October 2005. The facility is secured by a majority of the Company’s U.S., Canadian and U.K. based assets and a pledge of a portion of the stock of the Company’s domestic and material foreign subsidiaries. Interest accrues on borrowings outstanding under the facility, at the Company’s option, at either (1) LIBOR plus a margin based on a ratio of the Company’s senior debt to EBITDA, as adjusted, or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.625% and 1.5% based on the Company’s senior debt ratio. The weighted average interest rate during 2003 was 4.1%. The facility contains covenants, including, among others, covenants restricting the incurrence of indebtedness and the making of restrictive payments, including dividends. In addition, the Company must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. On July 16, 2003, the Company amended its revolving credit facility to adjust the total debt to EBITDA and senior debt to EBITDA financial covenants for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 and to eliminate the impact of any unfavorable judgments associated with the current pension litigation in the United Kingdom from the consolidated tangible net worth covenant calculation. As of December 31, 2003, the Company had no outstanding borrowings and availability to borrow $342.5 million under the revolving credit facility. At December 31, 2002, the Company had borrowings of $126.9 million and availability to borrow $217.6 million under the revolving credit facility. $19.1 million of the outstanding borrowings as of December 31, 2002 were payable in Canadian dollars. The Company replaced its credit facility subsequent to December 31, 2003 (Note 16).

      In 1996, the Company issued $250.0 million of 8 1/2% Senior Subordinated Notes due 2006 (the “Notes”) at 99.139% of their principal amount. The Notes are unsecured obligations of the Company and are redeemable at the option of the Company, in whole or in part, at any time at 100% of their principal amount, plus accrued interest. The indenture governing the senior subordinated notes requires the Company to offer to repurchase the senior subordinated notes at 101% of their principal amount, plus accrued interest to the date of the repurchase, in the event of a change in control. The Notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends. In March 2001, the Company was issued a notice of default by the trustee of the Notes regarding the violation of a covenant restricting the payment of dividends during periods in 1999, 2000 and 2001 when an interest coverage ratio was not met. During those periods, the Company paid approximately $4.8 million in dividends based upon its interpretation that it did not need to meet the interest coverage ratio but, instead, an alternative total debt test. The Company subsequently received sufficient waivers from the holders of the Notes for any violations of the covenant that might have resulted from the dividend payments. In connection with the solicitation of waivers, the Company incurred costs of approximately $2.6 million, which were expensed in the first quarter of 2001. The Company may pay dividends when the interest coverage ratio in the indenture is met.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the aggregate scheduled maturities of long-term debt are as follows (in millions):

2005	$2.0
2006	251.2
2007	1.5
2008	250.8
2009	0.8
Thereafter	204.8

$711.1

      Cash payments for interest were $75.3 million, $64.1 million and $65.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2003, outstanding letters of credit issued under the revolving credit facility totaled $7.5 million.

8.	Employee Benefit Plans

      The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom and Germany. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.

      Net annual pension and postretirement cost and the measurement assumptions for the plans for the years ended December 31, 2003, 2002 and 2001 are set forth below (in millions):

Pension benefits	2003	2002	2001

Service cost	$6.6	$6.8	$7.8
Interest cost	31.3	27.5	26.7
Expected return on plan assets	(29.3)	(30.5)	(29.0)
Amortization of net actuarial loss	9.7	3.5	0.1
Special termination benefits	12.4	—	—

Net annual pension cost	$30.7	$7.3	$5.6

      The weighted average assumptions used to determine the net annual benefit costs for the Company’s pension plans for the years ended December 31, 2003, 2002 and 2001 are as follows:

All Plans:	2003		2002		2001

Weighted average discount rate	5.8%		6.4%		6.4%
Weighted average expected long-term rate of return on plan assets	7.1%		7.1%		7.6%
Rate of increase in future compensation	3.0- 5.0%		3.0- 5.0%		4.0- 5.0%
U.S. — based plans:

Weighted average discount rate	6.75%		7.5%		7.5%
Weighted average expected long-term rate of return on plan assets	8.0%		8.0%		8.0%
Rate of increase in future compensation	N/	A	N/	A	N/	A

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement benefits	2003	2002	2001

Service cost	$0.4	$0.4	$0.3
Interest cost	1.7	1.7	1.5
Amortization of transition and prior service cost	(0.9)	—	0.1
Amortization of unrecognized net loss (gain)	0.5	(0.2)	(0.5)
Curtailment loss	0.1	—	—

Net annual postretirement cost	$1.8	$1.9	$1.4

Weighted average discount rate	6.25%	6.75%	7.5%

      The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2003 and 2002 (in millions):

			Postretirement
	Pension Benefits		Benefits

Change in benefit obligation	2003	2002	2003	2002

Benefit obligation at beginning of year	$509.1	$431.3	$24.2	$21.7
Service cost	6.6	6.8	0.4	0.4
Interest cost	31.3	27.5	1.7	1.7
Plan participants’ contributions	1.9	2.1	—	—
Actuarial loss	67.5	23.2	8.0	2.4
Acquisitions	—	—	—	1.0
Amendments	—	—	(0.2)	—
Benefits paid	(44.0)	(24.5)	(3.3)	(3.0)
Foreign currency exchange rate changes	56.1	42.7	—	—

Benefit obligation at end of year	$628.5	$509.1	$30.8	$24.2

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits

Change in plan assets	2003	2002	2003	2002

Fair value of plan assets at beginning of year	$372.0	$372.9	$—	$—
Actual return on plan assets	45.4	(21.9)	—	—
Employer contributions	13.0	11.5	3.3	3.0
Plan participants’ contributions	1.9	2.1	—	—
Benefits paid	(44.0)	(24.5)	(3.3)	(3.0)
Foreign currency exchange rate changes	39.0	31.9	—	—

Fair value of plan assets at end of year	$427.3	$372.0	$—	$—

Funded status	$(201.2)	$(137.1)	$(30.8)	$(24.2)
Unrecognized net obligation	—	—	0.2	0.3
Unrecognized net actuarial loss (gain)	219.3	165.2	7.1	(1.6)
Unrecognized prior service cost	—	—	0.5	1.0
Curtailment gain	(6.8)	—	—	—

Net amount recognized	$11.3	$28.1	$(23.0)	$(24.5)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$2.0	$—	$—	$—
Accrued benefit liability	(176.5)	(107.4)	(23.0)	(24.5)
Additional minimum pension liability	185.8	135.5	—	—

Net amount recognized	$11.3	$28.1	$(23.0)	$(24.5)

      The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2003 and 2002 are as follows:

All Plans:	2003	2002

Weighted average discount rate	5.8%	5.8%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%
Rate of increase in future compensation	3.0- 5.0%	3.0- 5.0%

U.S. — based plans:
Weighted average discount rate	6.25%	6.75%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A

      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $628.5 million, $601.8 million and $427.3 million, respectively, as of December 31, 2003 and $509.1 million, $479.3 million and $372.0 million, respectively, as of December 31, 2002. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S. –based pension plans were $49.3 million, $49.3 million and $37.2 million, respectively, as of December 31, 2003, and $43.8 million, $43.8 million and $34.7 million, respectively, as of December 31, 2002. At December 31, 2003 and 2002, the Company had recorded a reduction to equity of $185.8 million, net of taxes of $57.4 million, and $135.5 million, net of taxes of $41.6 million, respectively, related to the recording of a minimum pension liability primarily related to the Company’s UK plans where the accumulated benefit obligation exceeded plan assets.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company utilizes a September 30 measurement date to determine the pension benefit measurements for the Company’s UK plans. The Company utilizes a December 31 measurement date to determine the pension and postretirement benefit measurements for the Company’s plans in the U.S. and Germany.

      The weighted average asset allocation of the Company’s U.S. pension benefit plans at December 31, 2003 and 2002 are as follows:

Asset Category	2003	2002

Large cap domestic equity securities	39%	36%
International equity securities	11%	8%
Domestic fixed income securities	34%	37%
Other investments	16%	19%

Total	100%	100%

      All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. The pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The Company’s target allocation of retirement fund investments is 40% large cap domestic equity securities, 10% international equity securities, 35% domestic fixed income securities, and 15% other investments. The Company has noted that over very long periods, this mix of investments would achieve an average return of in excess of 9%. In arriving at the choice of an expected return assumption of 8% for its U.S. based plans, the Company has tempered this historical indicator with lower expectations for returns on equity investments in the future. To date, the Company has not invested pension funds in its own stock, and has no intention of doing so in the future.

      The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2003 and 2002 was 6.25% and 6.75%, respectively.

      For measuring the expected postretirement benefit obligation at December 31, 2003, an 11% health care cost trend rate was assumed for 2004, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. For measuring the expected postretirement benefit obligation at December 31, 2002, an 8.25% health care cost trend rate was assumed for 2003, decreasing 0.75% per year to 6.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2003 and the accumulated postretirement benefit obligation at December 31, 2003 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.1	$(0.1)
Effect on accumulated benefit obligation	$1.9	$(1.6)

      In November 2003, the U.S. Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and this Act was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. The above measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effects of the Act on the Company’s postretirement health care plans. The Company is currently evaluating the impact of the Act on the Company’s plans.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company currently estimates its minimum contributions for 2004 to its U.S. — based defined pension plans and postretirement health care and life insurance benefit plans will aggregate approximately $5.2 million and $3.6 million, respectively.

      The Supplemental Executive Retirement Plan (“SERP”) is an unfunded plan that provides Company executives with retirement income for a period of ten years based on a percentage of their final base salary, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. The benefit paid to the executive is equal to 3% of the final base salary times credited years of service, with a maximum benefit of 60% of the final base salary. Benefits under the SERP vest at age 65 or, at the discretion of the Board of Directors, at age 62 reduced by a factor to recognize early commencement of the benefit payments.

      Net annual SERP cost and the measurement assumptions for the plan for the years ended December 31, 2003, 2002 and 2001 are set forth below (in millions):

	2003	2002	2001

Service cost	$0.6	$0.5	$0.4
Interest cost	0.3	0.3	0.3
Amortization of prior service cost	0.3	0.3	0.3
Recognized actuarial gain	—	(0.1)	—

Net annual SERP costs	$1.2	$1.0	$1.0

Discount rate	6.75%	7.5%	7.5%
Rate of increase in future compensation	5.0%	4.0%	4.0%

      The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2003 and 2002 (in millions):

Change in benefit obligation	2003	2002

Benefit obligation at beginning of year	$5.3	$4.4
Service cost	0.6	0.5
Interest cost	0.3	0.3
Actuarial loss	0.2	0.1

Benefit obligation at end of year	$6.4	$5.3

Funded status	$(6.4)	$(5.3)
Unrecognized net actuarial gain	(0.5)	(0.7)
Unrecognized prior service cost	2.9	3.2

Net amount recognized	$(4.0)	$(2.8)

Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(4.4)	$(3.8)
Intangible asset	0.4	1.0

Net amount recognized	$(4.0)	$(2.8)

      The weighted average discount rate used to determine the benefit obligation for the Company’s SERP plan for the years ended December 31, 2003 and 2002 was 6.25% and 6.75%, respectively.

      The Company maintains separate defined contribution plans covering certain employees primarily in the United States and United Kingdom. Under the plans, the Company contributes a specified percentage of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each eligible employee’s compensation. The Company contributed $3.1 million, $3.4 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

9.	Common Stock

      At December 31, 2003, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with 75.4 million shares of common stock outstanding, 1.9 million shares reserved for issuance under the Company’s 2001 Stock Option Plan (Note 10), 0.1 million shares reserved for issuance under the Company’s Non-employee Director Stock Incentive Plan (Note 10) and 1.9 million shares reserved for issuance under the Company’s Long-Term Incentive Plan (Note 10).

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

     Non-employee Director Stock Incentive Plan

      The Company’s Non-employee Director Stock Incentive Plan (the “Director Plan”) provides for restricted stock awards to non-employee directors based on increases in the price of the Company’s common stock. The awarded shares are earned in specified increments for each 15% increase in the average market value of the Company’s common stock over the initial base price established under the plan. When an increment of the awarded shares is earned, the shares are issued to the participant in the form of restricted stock which vests at the earlier of 12 months after the specified performance period or upon departure from the Board of Directors. When the restricted shares are earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award is earned is paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. At December 31, 2003, there were 36,000 shares awarded but not earned under the Director Plan and 44,870 shares that have been earned but not vested under the Director Plan.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Outstanding shares awarded but not earned as of December 31, 2003 consist of the following and can be earned when the Company’s average common stock price reaches the following increments (over a consecutive 20-day period):

	Stock Price

	$22.70	$25.32 - $27.94	$29.13	$32.14	Total

Shares	7,500	19,500	4,500	4,500	36,000

      In 2003, the Director Plan was amended to increase the number of shares authorized for issuance by 150,000 shares.

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

      For awards granted in 2000 and in the future, the Company will record the entire compensation expense relating to the market value of the earned shares and related cash bonus in the period in which the award is earned. For awards granted prior to 2000, the market value of awards earned are added to common stock and additional paid-in capital and an equal amount is deducted from stockholders’ equity as unearned compensation. The LTIP unearned compensation and the amount of cash bonus to be paid when the awarded shares become vested are amortized to expense ratably over the vesting period. The Company recognized compensation expense associated with the LTIP and Director Plan of $0.6 million, $44.1 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, consisting of compensation expense relating to earned shares, amortization of stock awards for earned shares issued prior to 2000 and the related cash bonuses.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional information regarding the LTIP for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Shares awarded but not earned at January 1	747,500	1,717,000	1,930,000
Shares awarded	55,000	755,000	260,000
Shares forfeited or expired unearned	(40,000)	(375,000)	(196,000)
Shares earned	(5,500)	(1,349,500)	(277,000)

Shares awarded but not earned at December 31	757,000	747,500	1,717,000
Shares available for grant	1,141,000	1,156,000	1,536,000

Total shares reserved for issuance	1,898,000	1,903,500	3,253,000

      Outstanding shares awarded but not earned as of December 31, 2003 consist of the following and can be earned when the Company’s average common stock price reaches the following increments (over a consecutive 20-day period):

	Ranges of Stock Price

	$23.10-$26.74	$28.40-$33.42	$38.00	$42.75	$47.50	Total

Shares	25,250	218,000	137,000	171,250	205,500	757,000

      In 2001, the LTIP was amended to permit a participant to elect to forfeit a portion of an earned award in order to fully satisfy federal, state and employment taxes which are payable at the time the shares and the related cash bonus are earned. The number of shares of common stock equal to the value of the participant’s tax liability, net of the cash bonus, are thereby forfeited in lieu of an additional cash payment contributed to the participant’s tax withholding. In 2003, 2002 and 2001, 1,513, 299,409 and 52,540 earned shares, respectively, were forfeited in this manner.

      For awards granted prior to 2000, the number of shares vested during the years 2003, 2002 and 2001 were 1,667, 201,334 and 166,500, respectively. All awards granted after 2000 vest immediately upon being earned.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option transactions during the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Options outstanding at January 1	2,132,365	2,850,345	2,433,497
Options granted	—	87,500	727,500
Options exercised	(198,220)	(777,750)	(140,342)
Options canceled	(150,857)	(27,730)	(170,310)

Options outstanding at December 31	1,783,288	2,132,365	2,850,345

Options available for grant at December 31	1,867,837	1,839,438	1,908,938

Option price ranges per share:
Granted	$—	$18.30-23.00	$8.19-15.12
Exercised	6.31-15.12	2.50-22.31	1.52-14.63
Canceled	6.25-31.25	11.00-31.25	6.25-31.25
Weighted average option prices per share:
Granted	$—	$20.68	$14.32
Exercised	12.46	11.61	8.07
Canceled	17.10	16.97	15.87
Outstanding at December 31	17.12	16.69	15.28

      At December 31, 2003, the outstanding options had a weighted average remaining contractual life of approximately 6.9 years and there were 1,226,488 options currently exercisable with option prices ranging from $8.19 to $31.25 and with a weighted average exercise price of $18.59.

      The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2003	Price

$ 8.19 — $11.88	571,130	6.6	$11.18	304,230	$11.06
$14.63 — $20.98	636,250	7.1	$15.73	352,350	$15.43
$22.31 — $31.25	575,908	3.9	$24.55	569,908	$24.56

	1,783,288			1,226,488

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, were as follows (in millions):

	2003	2002	2001

Director Plan	$14.46	$11.86	$—
LTIP	13.82	19.81	9.88
Option Plan	—	11.60	8.63
Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	4.3	5.0	7.0
Risk-free interest rate	2.9%	3.4%	4.8%
Expected volatility	50.2%	53.3%	52.0%
Expected dividend yield	—	—	—

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

	Years Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$74.4	$(84.4)	$22.6
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.4	16.1	4.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.2)	(9.4)	(8.6)

Pro forma net income (loss)	$67.6	$(77.7)	$18.4

Earnings (loss) per share:
Basic – as reported	$0.99	$(1.14)	$0.33

Basic – pro forma	$0.90	$(1.05)	$0.27

Diluted – as reported	$0.98	$(1.14)	$0.33

Diluted – pro forma	$0.90	$(1.05)	$0.27

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments and Hedging Activities

      Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138. The cumulative effect for adopting this standard as of January 1, 2001 resulted in a fair value asset, net of taxes of approximately $0.5 million, which was reclassified to earnings over the next twelve months. All derivatives are recognized on the consolidated balance sheets at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company currently engages in derivatives that are classified as cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income until reclassified into earnings at the time of settlement of the forecasted transaction. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

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

Foreign Currency Risk

      The Company has significant manufacturing operations in the United States, France, Germany, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the U.S. dollar.

      The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments and forecasts arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts.

      The Company uses foreign currency forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the years ended December 31, 2003 and 2002, the Company recorded net gains of approximately $9.0 million and $17.3 million and a net loss of $7.8 million for the year ended December 31, 2001 under the caption of other expense, net, respectively. These gains and losses were substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8
Net changes in fair value of derivatives	(1.1)	0.4	(0.7)
Net losses reclassified from accumulated other comprehensive loss into earnings	(0.2)	0.1	(0.1)

Accumulated derivative net gains as of December 31, 2003	$—	$—	$—

	2002

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)
Net changes in fair value of derivatives	3.9	(1.6)	2.3
Net losses reclassified from accumulated other comprehensive loss into earnings	(2.4)	1.0	(1.4)

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8

	2001

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Cumulative effect of adopting SFAS No. 133, net	$0.8	$(0.3)	$0.5
Net changes in fair value of derivatives	(3.4)	1.4	(2.0)
Net gains reclassified from accumulated other comprehensive loss into earnings	2.4	(1.0)	1.4

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)

      In addition to the above, the Company recorded a deferred gain of $2.7 million and $0.4 million, net of taxes, and a deferred loss of $5.8 million, net of taxes, to other comprehensive loss related to derivatives held by affiliates for the years ended December 31, 2003, 2002 and 2001, respectively. The gains and loss are related to interest rate swap contracts in the Company’s retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure its yield against its fixed rate loan portfolio.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

      The future payments required under the Company’s significant commitments as of December 31, 2003 are as follows (in millions):

	Payments Due By Period

	2004	2005	2006	2007	2008	Thereafter	Total

Capital lease obligations	$0.8	$0.8	$0.4	$—	$—	$—	$2.0
Operating lease obligations	22.0	15.4	10.1	6.3	5.7	25.1	84.6
Unconditional purchase obligations[1]	11.8	2.5	0.3	0.1	—	0.9	15.6
Other long-term obligations	28.2	22.5	18.7	18.6	17.9	163.1	269.0

Total contractual cash obligations	$62.8	$41.2	$29.5	$25.0	$23.6	$189.1	$371.2

[1] Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

	Amount of Commitment Expiration Per Period

	2004	2005	2006	2007	2008	Thereafter	Total

Guarantees	$24.6	$12.0	$4.3	$1.9	$1.1	$—	$43.9

Guarantees

      At December 31, 2003, the Company was obligated under certain circumstances to purchase through the year 2009 up to $13.7 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. On December 31, 2003, the Company entered into an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses, which might be incurred on the resale of this equipment, will not materially impact the Company’s financial position or results of operations.

      At December 31, 2003, the Company guaranteed indebtedness owed to third parties of approximately $30.2 million, primarily related to dealer and end user financing of equipment. The Company believes the credit risk associated with these guarantees is not material to its financial position.

Other

      In addition, at December 31, 2003, the Company had outstanding net foreign currency forward contracts of approximately $146.6 million. All contracts have a maturity of less than one year (Note 11).

      Total lease expense under noncancelable operating leases was $23.1 million, $22.3 million and $17.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has received assessments from Brazilian tax authorities regarding transaction taxes payable on certain foreign currency gains and losses. The Company is currently contesting the assessments and does not believe the calculation method applied by the tax authorities is correct. The Company believes that it is not probable or likely the assessments will have to be paid. The total assessment approximates $9.0 million to $9.5 million. The Company anticipates that it may take significant time to resolve the dispute with the Brazilian tax authorities.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in Note 3, the Company is involved in litigation with respect to its pension scheme in Coventry, England. The Company is also party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits, excluding a potential adverse outcome with respect to the pension case, when resolved, will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Related Party Transactions

      Rabobank Nederland, a AAA rated financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, the United Kingdom, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and securitization facilities. The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the obligations of the retail finance joint ventures other than 49%, or approximately $19.8 million, of the solvency requirements of the Brazil joint venture. In Brazil, the Company’s joint venture company has an agency relationship with Rabobank whereby Rabobank provides funding.

      The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2003, the Company was obligated under certain circumstances to purchase through the year 2009 up to $13.7 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

      During 2003 and 2002, the Company had net sales of $116.1 million and $130.2 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of the Board of Directors of the Company.

      During 2002, the Company purchased approximately $127.5 million of equipment components from its manufacturing joint venture, GIMA, at cost. As of July 1, 2003, the Company began consolidating GIMA in accordance with the requirements of FIN 46 (Note 14). During 2003 and 2002, the Company purchased approximately $5.6 million and $5.3 million, respectively, of equipment components from its manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

14.	Consolidation of Joint Venture

      The Company currently has equity interests in joint ventures with other entities. For those joint ventures where the Company is not the primary beneficiary as determined under FIN 46, the Company accounts for its investments under the equity method of accounting. During the third quarter of 2003, the Company analyzed the provisions of FIN 46 as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA.

      GIMA was established in 1994 between the Company and Renault to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a current investment of $4.8 million in the joint venture. GIMA has no third party debt obligations.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the GIMA agreement, either party may give notice that it wishes to sell its shares to the other party. The party receiving notice is obligated to purchase the shares within eighteen months. Per the GIMA agreement, the share price will be 25% of the net worth of the joint venture.

      On July 1, 2003, the Company began consolidating the accounts of GIMA. Historically, the Company accounted for its investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on the results of operations or financial position of the Company. The equity interest of Renault is reported as a minority interest, included in “Other noncurrent liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2003.

15.	Segment Reporting

      The Company has five reportable segments: North America; South America; Europe/ Africa/ Middle East; Asia/ Pacific; and Sprayers. Each regional segment distributes a full range of agricultural equipment and related replacement parts. Sprayers manufactures and distributes self-propelled agricultural sprayers and replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All significant intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. As a result of the Ag-Chem acquisition, Sprayers includes Ag-Chem and the Company’s prior sprayer operations. Segment results for the years ended December 31, 2003, 2002 and 2001 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years ended December 31,	America	America	Middle East	Pacific	Sprayers	Consolidated

2003
Net sales	$925.3	$416.3	$1,734.2	$144.0	$275.5	$3,495.3
(Loss) income from operations	(2.4)	60.5	112.8	23.2	19.3	213.4
Depreciation and amortization	19.5	5.9	32.2	3.1	3.5	64.2
Assets	532.1	222.0	833.3	47.3	156.2	1,790.9
Capital expenditures	13.5	14.0	46.3	2.5	2.4	78.7
2002
Net sales	$791.0	$270.8	$1,486.4	$107.1	$267.4	$2,922.7
(Loss) income from operations	(6.9)	30.5	133.0	19.4	16.2	192.2
Depreciation and amortization	15.0	4.3	25.8	2.5	3.3	50.9
Assets	577.1	127.2	631.7	37.2	167.6	1,540.8
Capital expenditures	14.3	8.8	30.5	—	1.3	54.9
2001
Net sales	$717.8	$257.8	$1,283.6	$97.9	$188.8	$2,545.9
Income (loss) from operations	2.9	22.5	94.5	16.0	(0.6)	135.3
Depreciation and amortization	10.7	5.1	31.3	3.3	2.8	53.2
Assets	427.5	176.3	553.5	30.3	151.6	1,339.2
Capital expenditures	13.0	5.1	18.6	—	2.6	39.3

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2003	2002	2001

Segment income from operations	$213.4	$192.2	$135.3
Restricted stock compensation	(0.6)	(44.1)	(7.1)
Restructuring and other infrequent expenses	(27.6)	(42.7)	(13.0)
Amortization of intangibles	(1.7)	(1.4)	(18.5)

Consolidated income from operations	$183.5	$104.0	$96.7

Segment assets	$1,790.9	$1,540.8	$1,339.2
Cash and cash equivalents	147.0	34.3	28.9
Receivables from affiliates	0.5	8.9	8.4
Investments in affiliates	91.6	78.5	69.6
Other current and noncurrent assets	391.6	293.1	315.2
Intangible assets	417.8	393.4	412.0

Consolidated total assets	$2,839.4	$2,349.0	$2,173.3

      Net sales by customer location for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001

Net sales:
United States	$968.8	$881.4	$759.2
Canada	169.3	129.5	115.2
Germany	433.1	411.4	362.8
France	357.6	273.4	240.6
United Kingdom and Ireland	204.6	168.1	137.6
Other Europe	608.5	491.0	422.3
South America	409.7	263.4	249.4
Middle East	112.5	123.4	99.8
Asia	56.9	46.9	49.6
Australia	87.1	60.2	48.3
Africa	42.6	37.3	29.2
Mexico, Central America and Caribbean	44.6	36.7	31.9

	$3,495.3	$2,922.7	$2,545.9

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net sales by product for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001

Net sales:
Tractors	$2,040.9	$1,712.1	$1,470.3
Combines	301.7	202.1	195.3
Sprayers	232.3	226.9	153.4
Other machinery	377.9	286.7	254.7
Replacement parts	542.5	494.9	472.2

	$3,495.3	$2,922.7	$2,545.9

      Property, plant and equipment by country as of December 31, 2003 and 2002 was as follows (in millions):

	2003	2002

United States	$108.8	$111.6
United Kingdom	41.9	48.0
Germany	121.8	96.1
France	86.0	33.9
Brazil	51.5	34.9
Other	24.2	19.2

	$434.2	$343.7

16.	Subsequent Events

      On January 5, 2004, the Company acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €600.6 million, net of approximately €21.4 million cash acquired (approximately $755.9 million, net), subject to customary closing adjustments. Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provides the Company with the opportunity to expand its business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. Valtra’s unaudited revenues for the twelve months ended September 30, 2003 under accounting principles generally accepted in the United States of America were approximately $902.2 million. The acquired assets and liabilities consist primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames and patents. The results of operations for the Valtra acquisition will be included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Valtra acquisition will be accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company will allocate the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. The Company expects to record goodwill and other identifiable intangible assets such as tradenames, technology and related patents, and customer relationship intangibles as part of the purchase price allocation. The Company completed the initial funding of the €600.6 million cash purchase price of Valtra through the issuance of $201.3 million principal amount of convertible senior subordinated notes (Note 7), funds borrowed under the Company’s new credit facility and term loan facility (with availability up to $750.0 million) which was entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that also closed on January 5, 2004.

      The Company’s new credit facility provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million (or approximately $150.0 million) Euro denominated term loan. The revolving credit facility will mature in January 2006. The maturity date of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the revolving credit facility can be extended to March 2008 if the Company’s existing 8 1/2% senior subordinated notes due 2006 are refinanced on terms specified by the lenders prior to such date and further extended to December 2008 if the Company’s existing 9 1/2% senior notes due 2008 are refinanced on terms specified by the lenders prior to such date. Both term loans will amortize at the rate of one percent per annum until the maturity date. The maturity date for the term loans will be January 2006. The maturity date of the term loans can be extended to March 2008 if the subordinated notes are refinanced on terms specified by the lender prior to such date and further extended to June 2009 if the senior notes are refinanced on terms specified by the lenders prior to such date. The revolving credit and term facilities are secured by a majority of the Company’s U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of the Company’s domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on the Company’s senior debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. In addition, the new credit facility requires the Company to issue at least $100.0 million of common stock by January 5, 2005.

      The Company borrowed $100.0 million under a bridge financing facility on January 5, 2004 as discussed above. The loans under the bridge facility constitute unsecured senior subordinated obligations. The bridge loan facility matures on January 5, 2005, and interest accrues on borrowings at an increasing rate of interest, subject to a maximum rate. The bridge facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and requires that the net proceeds from any issuances of stock or debt be used to prepay the bridge financing. If the bridge financing has not been repaid by the first anniversary of the closing date, January 5, 2005, and there is not any other default or event of default under the bridge financing, then the bridge lenders may, with the approval of the holders of 50% of the principal amount of the loans under the bridge facility, exchange all of the bridge loan for “exchange notes” which would mature on the tenth anniversary of the closing date.

      On January 30, 2004, the Company sold the land, buildings and improvements of its Coventry facility for approximately $40.7 million. The Company will lease part of the facility back from the buyers for a period of three years, with the ability to exit the lease within two years from the date of the sale. The Company expects to recognize a gain on the sale of the real estate of approximately $6.9 million. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004, with remainder to be paid on January 30, 2005.

      On February 5, 2004, the Company announced that it had received an informal inquiry from the Securities and Exchange Commission (“SEC”) asking for its policies and related information with regard to the Company’s accounting for revenue recognition (particularly bill and hold transactions), sales and sales returns and allowances, plant and facility closing costs and reserves, and personal use of corporate aircraft. The Company responded to the SEC’s inquiry and subsequently met with the SEC to answer any questions that the SEC had regarding the Company’s response. On March 10, 2004, the SEC informed the Company that it had terminated its inquiry.

      As a result of the Company’s announcement of this SEC inquiry, on February 6, 2004, Sekuk Global Enterprises filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois, Civil Action No. 04-CV-961, on behalf of all persons who purchased or otherwise acquired the Company’s securities between February 6, 2003 and February 4, 2004, inclusive (the “Class Period”). Subsequently, three additional similar complaints were filed in the U.S. District Court for the Northern District of Georgia by the City of Dania Beach Police & Firefighters’ Retirement System (Civil Action

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 1:04-CV-0535), Ann Vogel (Civil Action No. 1:04-CV-0617), and Detectives Endowment Association Annuity Fund. In general, the complaints allege that the Company, and its chief executive officer and chief financial officer violated securities laws and regulations by issuing materially false and misleading statements regarding the Company’s financial results during the Class Period that had the effect of artificially inflating the market price of the Company’s securities and request monetary damages and attorneys’ fees. A fifth complaint was filed in the U.S. District Court for the Northern District of Illinois on March 10, 2004 by Sachin Joshi (Civil Action No. 1:04-CV-0669). This complaint is a derivative action and names the directors of AGCO as defendants as well. In general, this complaint alleges that the directors breached their fiduciary duties to shareholders by permitting or participating in the activities alleged in the other complaints. The Company does not believe these cases have any merit and intends to defend these actions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2003, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

      There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      The information called for by Items 10, 11, 12, 13 and 14 if any, will be contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders which we intend to file in April 2004.

Item 10.	Directors and Executive Officers of Registrant

      The information with respect to directors required by this item set forth in our Proxy Statement for the 2004 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Directors Continuing in Office” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” set forth on pages 10 and 11 of this Form 10-K is incorporated herein by reference. The information with respect to executive officers required by this item set forth in our Proxy Statement for the 2004 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

      The information under the heading “Available Information” set forth on page 9 and 10 of this Form 10-K is incorporated herein by reference. The code of ethics referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation

      The information with respect to executive compensation required by this item set forth in our Proxy Statement for the 2004 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” is incorporated herein by reference.

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

	(a)	(b)	(c)

Number of securities remaining
	Number of Securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding awards	outstanding awards	(excluding securities reflected in
Plan Category	under the Plans	under the Plans	column (a))

Equity compensation plans approved by security holders	2,576,288 *	$23.77	3,134,711
Equity compensation plans not approved by security holders	—	—	—

Total	2,576,288 *	$23.77	3,134,711

*	Includes amounts related to awards that are only issuable upon a minimum 20-day average stock value being attained.

      (b) Security Ownership of Certain Beneficial Owners and Management

      The information required by this item set forth in our Proxy Statement for the 2004 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item set forth in our Proxy Statement for the 2004 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is set forth in our Notice of 2004 Annual Meeting of Shareholders and Proxy Statement in the section entitled “Independent Auditor Information” and is incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

(1)	The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report for AGCO Corporation and its subsidiaries and Copy of the Report Previously Issued by the Company’s Former Independent Public Accountants are presented on pages 43 to 91 under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

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

(3)	The following exhibits are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

2.1	Valtra Acquisition Agreement	September 12, 2003, Form 8-K, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	Amended and Restated By-Laws	December 31, 2001, Form 10-K, Exhibit 3.2
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of March 20, 1996	December 31, 1995, Form 10-K, Exhibit 4.4
4.3	Indenture dated as of April 17, 2001	March 31, 2001, Form 10-Q, Exhibit 4.1
4.4	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1
4.5	Registration Rights Agreement	Filed herewith
10.1	2001 Stock Option Plan *	March 31, 2001, Form 10-Q, Exhibit 10.2
10.2	1991 Stock Option Plan, as amended *	December 31, 1998, Form 10-K, Exhibit 10.8
10.3	Form of Stock Option Agreements (Statutory and Nonstatutory) *	Registration Statement #33-43437

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

10.4	Amended and Restated Long-Term Incentive Plan (LTIP III) *	December 31, 2000, Form 10-K, Exhibit 10.3 December 31, 2001, Form 10-K, Exhibit 10.4
10.5	Non-employee Director Stock Incentive Plan *	December 31, 1997, Form 10-K, Exhibit 10.11 December 31, 2001, Form 10-K, Exhibit 10.6 March 25, 2003, DEF 14A, Appendix A
10.6	Management Incentive Compensation Plan *	December 31, 1995, Form 10-K, Exhibit 10.14
10.7	AGCO Corporation Supplemental Executive Retirement Plan *	December 31, 2001, Form 10-K, Exhibit 10.17
10.8	Employment Agreement with Robert J. Ratliff *	December 31, 1995, Form 10-K, Exhibit 10.22 and filed herewith
10.9	Employment Agreement with Donald R. Millard *	December 31, 2001, Form 10-K, Exhibit 10.10 and filed herewith
10.10	Employment Agreement with Norman L. Boyd *	December 31, 2000, Form 10-K, Exhibit 10.10
10.11	Employment Agreement with James M. Seaver *	December 31, 1995, Form 10-K, Exhibit 10.25
10.12	Employment Agreement with Stephen D. Lupton. *	December 31, 2002, Form 10-K, Exhibit 10.22
10.13	Receivables Purchase Agreement dated as of January 27, 2000	December 31, 1999, Form 10-K, Exhibit 10.12
10.14	Credit Agreement dated as of December 22, 2003	January 7, 2004, Form 8-K, Exhibit 10.1
10.15	Bridge Loan Agreement dated as of January 5, 2004	January 7, 2004, Form 8-K, Exhibit 10.2
10.16	Canadian Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.1
10.17	European Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.2
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
23.2	Notice Regarding Absence of Consent of Arthur Andersen LLP relating to the financial statements of AGCO Corporation	Filed herewith
31.1	Certification of Robert J. Ratliff	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Robert J. Ratliff	Filed herewith
32.2	Certification of Andrew H. Beck	Filed herewith
24.0	Powers of Attorney	Filed herewith

      (b) Reports on Form 8-K.

      During the fiscal quarter ended December 31, 2003, we filed the following:

      Current Report on Form 8-K dated on October 3, 2003, which announced an update to our expected financial results for the third quarter of 2003 and for the full fiscal year of 2003. In the Form 8-K, we reported information under Item 12.

      Current Report on Form 8-K dated October 10, 2003, which included the transcript of our conference call regarding the update to our expected financial results for the third quarter of 2003 and for the full fiscal year of 2003. In the Form 8-K, we reported information under Item 12.

      Current Report on Form 8-K dated October 22, 2003, which included a press release reporting our financial results for the third quarter and nine months ended September 30, 2003. In the Form 8-K, we reported information under Items 7 and 12.

      Current Report on Form 8-K dated December 15, 2003, which included certain information regarding our proposed acquisition of Valtra. In the Form 8-K, we reported information under Items 5 and 7.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AGCO CORPORATION

By:	/s/ ROBERT J. RATLIFF

Robert J. Ratliff
Chairman, President and Chief Executive Officer

Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT J. RATLIFF Robert J. Ratliff	Chairman, President and Chief Executive	March 15, 2004

/s/ ANDREW H. BECK Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ HENRY J. CLAYCAMP* Henry J. Claycamp	Director	March 15, 2004

/s/ HENRY J. CLAYCAMP Henry J. Claycamp	Director	March 15, 2004

/s/ WOLFGANG DEML* Wolfgang Deml	Director	March 15, 2004

/s/ GERALD B. JOHANNESON* Gerald B. Johanneson	Director	March 15, 2004

/s/ ANTHONY D. LOEHNIS* Anthony D. Loehnis	Director	March 15, 2004

/s/ ANTHONY D. LOEHNIS Anthony D. Loehnis	Director	March 15, 2004

/s/ WOLFGANG SAUER* Wolfgang Sauer	Director	March 15, 2004

/s/ W. WAYNE BOOKER* W. Wayne Booker	Director	March 15, 2004

Signature		Title	Date

/s/ CURTIS E. MOLL* Curtis E. Moll		Director	March 15, 2004

/s/ DAVID E. MOMOT* David E. Momot		Director	March 15, 2004

/s/ HENDRIKUS VISSER* Hendrikus Visser		Director	March 15, 2004

*By:	/s/ STEPHEN D. LUPTON Stephen D. Lupton Attorney-in-Fact		March 15, 2004

ANNUAL REPORT OF FORM 10-K

ITEM 15(A)(2)

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2003

II-1

Note:	This is a copy of a report previously issued by Arthur Andersen LLP, the Company’s former independent public accountants. The Arthur Andersen report refers to certain financial information for the fiscal year ended December 31, 2000 and 1999 and certain balance sheet information at December 31, 2001 and 2000, which are no longer included in the accompanying financial statements. This report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To AGCO Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of AGCO CORPORATION AND SUBSIDIARIES included in this annual report on Form 10-K and have issued our report thereon dated February 6, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II — Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 6, 2002

II-2

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions

	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2003
Allowances for sales incentive discounts	$69.9	$—	$110.8	$(104.2)	$—	$76.5

Year ended December 31, 2002
Allowances for sales incentive discounts	$61.1	$0.1	$113.8	$(105.1)	$—	$69.9

Year ended December 31, 2001
Allowances for sales incentive discounts	$54.9	$—	$94.6	$(88.4)	$—	$61.1

		Additions

	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2003
Allowances for doubtful accounts	$43.1	$—	$4.5	$(4.4)	$4.0	$47.2

Year ended December 31, 2002
Allowances for doubtful accounts	$49.1	$0.1	$3.7	$(3.9)	$(5.9)	$43.1

Year ended December 31, 2001
Allowances for doubtful accounts	$43.4	$0.9	$9.3	$(4.5)	$—	$49.1

		Additions

	Balance at	Charged to			Foreign	Balance at
	Beginning	Costs and	Reversal		Currency	End of
Description	of Period	Expenses	of Accrual	Deductions	Translation	Period

Year ended December 31, 2003
Accruals of severance, relocation and other integration costs	$27.5	$12.9	$—	$(38.8)	$1.7	$3.3

Year ended December 31, 2002
Accruals of severance, relocation and other integration costs	$5.8	$29.5	$(2.4)	$(5.4)	$—	$27.5

Year ended December 31, 2001
Accruals of severance, relocation and other integration costs	$10.3	$3.9	$(0.7)	$(7.7)	$—	$5.8

II-3