Form 10-Q
period 2004-03-31
AGCO CORP /DE
filed 2004-05-10
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2004

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

     As of April 30, 2004, AGCO Corporation had 90,168,142 shares of common stock outstanding. AGCO Corporation is an accelerated filer (as defined in Rule 12b-2 of the Act).

AGCO CORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(and in millions, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$50.3	$147.0
Accounts and notes receivable, net	742.1	553.6
Inventories, net	1,133.4	803.6
Other current assets	186.4	180.3

Total current assets	2,112.2	1,684.5
Property, plant and equipment, net	563.9	434.2
Investment in affiliates	94.9	91.6
Deferred tax assets	149.5	147.5
Other assets	74.8	63.8
Intangible assets, net	236.3	86.1
Goodwill	674.4	331.7

Total assets	$3,906.0	$2,839.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.8	$2.2
Accounts payable	572.3	393.2
Accrued expenses	533.3	490.2
Other current liabilities	42.5	43.5

Total current liabilities	1,154.9	929.1
Long-term debt, less current portion	1,496.5	711.1
Pensions and postretirement health care benefits	220.6	197.5
Other noncurrent liabilities	127.7	95.6

Total liabilities	2,999.7	1,933.3

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 75,488,142 and 75,409,655 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	0.8	0.8
Additional paid-in capital	590.9	590.3
Retained earnings	660.0	635.0
Unearned compensation	(0.4)	(0.5)
Accumulated other comprehensive loss	(345.0)	(319.5)

Total stockholders’ equity	906.3	906.1

Total liabilities and stockholders’ equity	$3,906.0	$2,839.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2004	2003
Net sales	$1,115.7	$757.2
Cost of goods sold	908.0	617.2

Gross profit	207.7	140.0
Selling, general and administrative expenses	119.6	78.7
Engineering expenses	26.2	15.9
Restricted stock compensation expense	0.3	0.1
Restructuring and other infrequent (income) expenses	(6.6)	7.0
Amortization of intangibles	4.0	0.4

Income from operations	64.2	37.9
Interest expense, net	22.8	15.0
Other expense, net	5.1	6.7

Income before income taxes and equity in net earnings of affiliates	36.3	16.2
Income tax provision	16.2	8.1

Income before equity in net earnings of affiliates	20.1	8.1
Equity in net earnings of affiliates	4.9	4.4

Net income	$25.0	$12.5

Net income per common share:
Basic	$0.33	$0.17

Diluted	$0.33	$0.17

Weighted average number of common and common equivalent shares outstanding:
Basic	75.3	75.1

Diluted	75.8	75.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$25.0	$12.5

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	20.9	14.0
Deferred debt issuance cost amortization	2.9	0.8
Amortization of intangibles	4.0	0.4
Restricted stock compensation	0.1	0.1
Equity in net earnings of affiliates, net of cash received	(2.4)	(1.8)
Deferred income tax expense	3.0	0.6
Gain on sale of property, plant and equipment	(7.0)	—
Changes in operating assets and liabilities net of effects from purchase of businesses:
Accounts and notes receivable, net	(26.8)	(84.9)
Inventories, net	(180.0)	(90.6)
Other current and noncurrent assets	(1.4)	(0.5)
Accounts payable	98.8	8.4
Accrued expenses	(36.8)	(54.9)
Other current and noncurrent liabilities	(22.3)	1.3

Total adjustments	(147.0)	(207.1)

Net cash used in operating activities	(122.0)	(194.6)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13.9)	(9.3)
Proceeds from sales of property, plant and equipment	34.7	7.1
(Purchase)/sale of businesses, net of cash acquired	(760.9)	0.2

Net cash used for investing activities	(740.1)	(2.0)

Cash flows from financing activities:
Proceeds from debt obligations, net	780.7	182.2
Payment of debt issuance costs	(16.2)	—
Proceeds from issuance of common stock	0.4	0.1

Net cash provided by financing activities	764.9	182.3

Effect of exchange rate changes on cash and cash equivalents	0.5	1.0

Decrease in cash and cash equivalents	(96.7)	(13.3)
Cash and cash equivalents, beginning of period	147.0	34.3

Cash and cash equivalents, end of period	$50.3	$21.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.

2. ACQUISITIONS

     On January 5, 2004, the Company acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €600.6 million, net of approximately €21.4 million cash acquired (approximately $755.9 million, net). Acquisition costs of approximately $9.7 million resulted in a total purchase price of approximately $765.6 million. The purchase price is subject to resolution of certain open issues with Kone. Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provides the Company with the opportunity to expand its business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The acquired assets and liabilities consist primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents. The results of operations for the Valtra acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The Valtra acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. This allocation is subject to adjustment and will be completed in 2004. The Company recorded approximately $353.9 million of goodwill and approximately $156.9 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation. The Company completed the initial funding of the €600.6 million cash purchase price of Valtra through the issuance of $201.3 million principal amount of convertible senior subordinated notes in December 2003, funds borrowed under the Company’s new revolving credit and term loan facilities which were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that also closed on January 5, 2004 (Note 5).

     The following pro forma data summarizes the results of operations for the quarter ended March 31, 2003 as if the Valtra acquisition had occurred at January 1, 2003. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company would actually have been had the transaction occurred on the date indicated or what the results of operations may be in any future period. The pro forma information also excludes the impact of the equity and debt offerings which were completed by the Company in April 2004 (Note 5).

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

Three Months ended March 31, 2003
Net sales	$955.9
Net income	11.2
Net income per common share – basic	$0.15
Net income per common share – diluted	$0.15

3. RESTRUCTURING AND OTHER INFREQUENT (INCOME) EXPENSES

     During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
2002 provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3

2003 provision	—	—	10.2	1.8	12.0
2003 cash activity	—	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	—	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	—	0.5	2.0	1.6	4.1

First quarter 2004 provision	—	—	—	—	—
First quarter 2004 cash activity	—	(0.3)	(0.9)	(0.4)	(1.6)
Foreign currency translation	—	—	0.1	—	0.1

Balances as of March 31, 2004	$—	$0.2	$1.2	$1.2	$2.6

     The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The severance costs relate to the termination of 1,051 employees. As of March 31, 2004, 1,030 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During the fourth quarter of 2003, the Company sold machinery and equipment at auction and as a result of those sales, recognized a net gain of approximately $2.0 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003. On January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility for approximately $41 million, and as a result of that sale, recognized a net gain of approximately $6.9 million. This gain has been reflected in “Restructuring and other infrequent (income) expenses in the Company’s Condensed Consolidated Statement of Operations for the quarter ended March 31, 2004. The Company will lease part of the facility back from the buyers for a period of three years, with the ability to exit the lease within two years from the date of the sale. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004, with the remainder to be paid on January 30, 2005. The $2.6 million of restructuring costs accrued at March 31, 2004 are expected to be incurred during 2004.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

In addition to the expenses described above, the Company recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses,” of approximately $12.4 million to reflect its estimate of an additional pension liability associated with a court’s interpretation of the treatment of previous early retirement programs at the Coventry facility.

     In addition, during 2002 and 2003, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses in total of approximately $4.6 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, as well as a European combine engineering rationalization that was initiated during 2003. During the first quarter ended March 31, 2004, the Company recorded $0.2 million of restructuring and other infrequent expenses associated with these European rationalization initiatives, as well as $0.1 million related to the closure and consolidation of Valtra’s U.S. and Canadian sales offices into the Company’s existing U.S. and Canadian sales organizations. A total of $3.9 million of severance costs have been recorded associated with these activities, and relate to the termination of approximately 200 employees in total. At March 31, 2004, a total of approximately $4.0 million of expenses had been incurred and paid. The remaining accrued balance of $0.9 million as of March 31, 2004 is expected to be incurred during 2004.

     In March 2003, the Company announced the closure of its Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to our facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. In connection with the restructuring plan, the Company recorded approximately $0.3 million of restructuring and other infrequent expenses during the three months ended March 31, 2003. All employees were terminated and the rationalization plan was complete as of December 31, 2003.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company’s acquired intangible assets are as follows:

	March 31, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$32.8	$(2.8)	$31.8	$(2.5)
Customer relationships	74.9	(3.0)	3.5	(1.0)
Patents and technology	46.8	(1.9)	1.1	(0.2)

Total	$154.5	$(7.7)	$36.4	$(3.7)

Unamortized intangible assets:
Trademarks	$89.5		$53.4

     Changes in the carrying amount of goodwill during the three months ended March 31, 2004 are summarized as follows:

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2003	$165.5	$42.3	$123.9	$331.7
Acquisition	—	69.6	284.3	353.9
Foreign currency translation	—	(1.8)	(9.4)	(11.2)

Balance as of March 31, 2004	$165.5	$110.1	$398.8	$674.4

     Goodwill is tested for impairment in each of the Company’s segments on an annual basis and more often if indications of impairment exist as required under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) “Goodwill and Other Intangible Assets.” The results of the Company’s analyses conducted on October 1, 2003 indicated no reduction in the carrying amount of goodwill was required in 2003. The Company will perform its next impairment analyses as of October 1, 2004, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

5. LONG-TERM DEBT

     Long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Credit facility	$689.8	$—
9½% Senior notes due 2008	250.0	250.0
8½% Senior subordinated notes due 2006	249.4	249.3
1¾% Convertible senior subordinated notes due 2033	201.3	201.3
Bridge loan facility	100.0	—
Other long-term debt	12.8	12.7

	1,503.3	713.3
Less: current portion of long-term debt	6.8	2.2

Total long-term debt, less current portion	$1,496.5	$711.1

     On January 5, 2004, the Company entered into a new credit facility and borrowed $100.0 million under an interim bridge facility to fund the acquisition of Valtra (Note 2).

     The Company’s new credit facility provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million (or approximately $150.0 million) Euro denominated term loan. The original maturity date under the revolving credit facility was January 2006. The maturity date of the revolving credit facility will be extended to March 2008 when the Company redeems its existing 8½% senior subordinated notes due 2006 on May 24, 2004 (see discussion below). The maturity date can be further extended to December 2008 if the Company’s existing 9½% senior notes due 2008 are refinanced on terms specified by the lenders prior to such date. Both term loans will amortize at the rate of one percent per annum until the maturity date. The original maturity date for the term loans was January 2006. The maturity date of the term loans will be extended to March 2008 when the Company redeems its senior subordinated notes on May 24, 2004 (see discussion below), and can be further extended to June 2009 if the senior notes are refinanced on terms specified by the lenders prior to such date. The revolving credit and term facilities are secured by a majority of the Company’s U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of the Company’s domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on the Company’s senior debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility.

     The Company borrowed $100.0 million under a bridge financing facility on January 5, 2004 as discussed above. The loans under the bridge facility constituted unsecured senior subordinated obligations. The bridge loan facility would have matured on January 5, 2005, and interest accrued on borrowings at an increasing rate of interest, subject to a maximum rate. On April 7, 2004, the bridge loan facility was repaid with proceeds from a common stock offering as described below.

     On April 7, 2004, the Company sold 14,720,000 shares of its common stock in an underwritten public offering, and received net proceeds of approximately $300.1 million from the offering. The Company used the net proceeds to repay the $100.0 million interim bridge loan facility, to repay borrowings under its credit facility, and to pay offering related fees and expenses.

     On April 23, 2004, the Company sold €200.0 million of 6 7/8% senior subordinated notes due 2014, and received proceeds of approximately $234 million, after offering related fees and expenses. The Company intends to use the net proceeds and available cash to redeem its $250.0 million principal

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

amount of 8½% senior subordinated notes on May 24, 2004. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s 9½% senior notes and any existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per annum, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, the Company may also redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

6. INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventories at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
Finished goods	$517.4	$285.3
Repair and replacement parts	297.1	270.2
Work in process, production parts and raw materials	318.9	248.1

Inventories, net	$1,133.4	$803.6

7. PRODUCT WARRANTY

     The warranty reserve activity for the three months ended March 31, 2004 and 2003 consisted of the following:

	March 31,	March 31,
	2004	2003
Balance at beginning of period	$98.5	$83.7
Acquisitions	14.9	—
Accruals for warranties issued during the period	26.2	16.9
Settlements made (in cash or in kind) during the period	(19.4)	(14.0)
Foreign currency translation	(0.7)	1.2

Balance at end of period	$119.5	$87.8

     The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.

8. NET INCOME PER COMMON SHARE

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

     A reconciliation of net income and the weighted average number of common shares outstanding used

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

to calculate basic and diluted net income per common share for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,
	2004	2003
Basic Earnings Per Share
Weighted average number of common shares outstanding	75.3	75.1

Net income	$25.0	$12.5

Net income per common share	$0.33	$0.17

	Three Months Ended
	March 31,
	2004	2003
Diluted Earnings Per Share
Weighted average number of common shares outstanding	75.3	75.1
Shares issued upon assumed vesting of restricted stock	0.1	0.1
Shares issued upon assumed exercise of outstanding stock options	0.4	0.4

Weighted average number of common and common equivalent shares	75.8	75.6

Net income	$25.0	$12.5

Net income per common share	$0.33	$0.17

     There were options to purchase 0.6 million and 0.7 million shares for the three months ended March 31, 2004 and 2003, respectively, that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.

9. COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) income for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income	$25.0	$12.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(24.3)	32.2
Unrealized loss on derivatives	—	(0.4)
Unrealized loss on derivatives held by affiliates	(1.2)	(1.1)

Total comprehensive (loss) income	$(0.5)	$43.2

10. ACCOUNTS RECEIVABLE SECURITIZATION

     At March 31, 2004, the Company had accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $445.5 million. Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $445.3 million at March 31, 2004 and $448.4 million at December 31, 2003. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense,

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

net for the three months ended March 31, 2004 and 2003 were $3.8 million and $2.9 million, respectively.

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

     The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$25.0	$12.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.8)	(1.8)

Pro forma net income	$23.3	$10.8

Earnings per share:
Basic – as reported	$0.33	$0.17

Basic – pro forma	$0.31	$0.14

Diluted – as reported	$0.33	$0.17

Diluted – pro forma	$0.31	$0.14

12. EMPLOYEE BENEFIT PLANS

     The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom and Germany. As a result of the Valtra acquisition January 2004, the Company also has defined benefit plans with retirement, disability, death and termination income benefits in Finland, Norway and France. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States, as well a supplemental executive retirement plan which is an unfunded plan that provides Company executives with retirement income for a period of ten years after retirement.

     Net quarterly pension and postretirement cost for the plans for the quarters ended March 31, 2004 and 2003 are set forth below:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

Pension benefits	2004	2003
Service cost	$1.7	$1.8
Interest cost	7.8	7.9
Expected return on plan assets	(6.8)	(7.3)
Amortization of net actuarial loss	3.7	2.5

Net quarterly pension cost	$6.4	$4.9

Postretirement benefits	2004	2003
Service cost	$0.1	$0.1
Interest cost	0.5	0.4
Amortization of transition and prior service cost	(0.2)	(0.2)
Amortization of unrecognized net loss	0.3	—

Net quarterly postretirement cost	$0.7	$0.3

     As of March 31, 2004, $5.4 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2004 to its defined benefit pension plans will aggregate approximately $28.2 million. As of March 31, 2004, the Company had made approximately $0.7 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans.

13. SEGMENT REPORTING

     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. During the first quarter of 2004, the Company modified its segment reporting from five reportable segments to four reportable segments. The Company no longer considers the Sprayers division a reportable segment under the requirements of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” due to organizational changes and changes in the distribution and servicing of certain Sprayer products which became effective January 1, 2004. Therefore, the results for 2003 have been reclassified to conform to the current presentation. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2004 and 2003 are as follows:

Three Months Ended	North	South	Europe/Africa	Asia/
March 31,	America	America	/Middle East	Pacific	Consolidated
2004
Net sales	$293.7	$174.9	$601.3	$45.8	$1,115.7
Income from operations	6.2	31.1	25.3	6.9	69.5
Depreciation	4.9	2.5	12.6	0.9	20.9
Capital expenditures	2.1	0.6	8.5	2.7	13.9
2003
Net sales	$280.1	$68.9	$385.0	$23.2	$757.2
Income from operations	9.8	8.9	29.3	3.0	51.0
Depreciation	4.8	1.1	7.4	0.7	14.0
Capital expenditures	4.0	1.1	4.2	—	9.3
Assets
As of March 31, 2004	$805.3	$278.8	$1,277.1	$70.1	$2,431.3
As of December 31, 2003	685.2	222.0	836.4	47.3	1,790.9

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below:

	Three Months Ended
	March 31,
	2004	2003
Segment income from operations	$69.5	$51.0
Corporate expenses	(7.6)	(5.6)
Restricted stock compensation expense	(0.3)	(0.1)
Restructuring and other infrequent income (expenses)	6.6	(7.0)
Amortization of intangibles	(4.0)	(0.4)

Consolidated income from operations	$64.2	$37.9

	As of	As of
	March 31,	December 31,
	2004	2003
Segment assets	$2,431.3	$1,790.9
Cash and cash equivalents	50.3	147.0
Receivables from affiliates	8.1	0.5
Investments in affiliates	94.9	91.6
Deferred tax assets	149.5	147.5
Other current and noncurrent assets	261.2	244.1
Intangible assets, net	236.3	86.1
Goodwill	674.4	331.7

Consolidated total assets	$3,906.0	$2,839.4

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

RESULTS OF OPERATIONS

     For the three months ended March 31, 2004, we recorded net income of $25.0 million, or $0.33 per share, compared to net income of $12.5 million, or $0.17 per share, for the same period in 2003.

     The results for the first quarter of 2004 included restructuring and other infrequent (income) expenses (“restructuring expenses”) of $(6.6) million, or $(0.06) per share, primarily related to the gain on the sale of the Company’s Coventry, England facility, which occurred in January 2004. The land, buildings and improvements were sold for approximately $41 million, of which $34.4 million was received in the first quarter of 2004, with the balance to be received in the first quarter of 2005. The results of the first quarter of 2003 included restructuring expenses of $7.0 million, or $0.06 per share, primarily related to the closure of the Coventry facility.

     Sales during the first quarter of 2004 were 47.3% higher than the first quarter of 2003 primarily due to the acquisition of Valtra in January 2004, higher sales in South America and positive currency translation impacts. First quarter operating income was $64.2 million in 2004 compared to $37.9 million in 2003. Income from operations during 2004 included restructuring (income) expense of $(6.6) million, whereas income from operations during 2003 included restructuring expense of $7.0 million. The improvement in operating income before these charges (income) in 2004 is primarily due to the contribution of Valtra and increases in South America. Operating income in our South American operations increased as a result of the addition of Valtra as well as sales growth and margin improvements aided by stronger market conditions in the region. In the Europe/Africa/Middle East region, operating income was lower than the prior year due to weaker first quarter market conditions and unfavorable sales mix which negatively impacted margins. Operating income in North America also decreased in 2004 resulting from the timing of wholesale deliveries to dealers compared to 2003 and the unfavorable margin impact of the strong Euro on products sourced from our European production facilities. Our Asia/Pacific region reported higher operating income in 2004 resulting from improved market conditions in key markets such as Australia. Operating income was also negatively impacted by additional non-cash amortization of purchased intangibles resulting from the Valtra acquisition.

Retail Sales

     In North America, industry unit retail sales of tractors for the first quarter of 2004 increased approximately 19% over the first quarter of the prior year with increases in all tractors segments. Industry unit retail sales of combines were approximately 6% higher than the prior year. Our unit retail sales of tractors and combines for the first quarter of 2004 were higher than the prior year, due to stronger market conditions.

Management’S Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     In Western Europe, industry unit retail sales of tractors for the first quarter of 2004 decreased approximately 5% compared to the first quarter of the prior year. Results were unfavorable with moderate increases in the United Kingdom, offset by declines in Germany, France, Scandinavia, Spain and Italy. Including the impact of Valtra sales in both periods, our unit retail sales for the first quarter of 2004 increased slightly when compared to the prior year period.

     South American industry unit retail sales of tractors in the first quarter of 2004 increased approximately 25% over the first quarter of the prior year. Tractor demand increased moderately in the large market of Brazil with more significant increases in Argentina and other South American markets. Industry retail unit sales of combines for the first quarter of 2004 were 62% higher than the prior year, with significant increases in both Brazil and Argentina. Including the impact of Valtra sales in both periods, our South American unit retail sales of tractors and combines also increased significantly in the first quarter of 2004 compared to the same period in 2003.

     Outside of North America, Western Europe and South America, net sales for the first quarter of 2004 were lower than the prior year primarily due to lower sales in the Middle East.

STATEMENTS OF OPERATIONS

     Net sales for the first quarter of 2004 were $1,115.7 million compared to $757.2 million for the same period in 2003. The increase in net sales was primarily due to the acquisition of Valtra in January 2004, higher sales in South America, the impact of the consolidation of our GIMA transaction joint venture in France, and positive currency translation impacts. Net sales of Valtra were approximately $225.2 million in the first quarter of 2004. The consolidation of GIMA contributed approximately $17.7 million of sales during the first quarter of 2004. In addition, foreign currency translation positively impacted net sales by $87.5 million in the first quarter of 2004 primarily due to the strengthening of the Euro relative to the U.S. dollar. Excluding the incremental sales impact of the Valtra acquisition, the consolidation of GIMA and foreign currency translation, net sales were approximately 3.7% higher in the first quarter of 2004 compared to the same period in 2003.

     Regionally, net sales in North America, excluding currency impact and the acquisition of Valtra, increased approximately $0.8 million, or 0.3%, in the first quarter of 2004 compared to the same period in 2003. In the Europe/Africa/Middle East region, net sales excluding currency impact, the acquisition of Valtra and the consolidation of GIMA, decreased $23.8 million, or 6.2%, for the first quarter of 2004 compared to the same period in 2003, primarily as a result of weaker market conditions in Western Europe. Net sales excluding currency impact and the acquisition of Valtra in South America increased $41.3 million, or 60.0% for the first quarter of 2004 compared to the same period in 2003, primarily as a result of stronger market conditions in the region, particularly in the Argentine and other South American markets. In the Asia/Pacific region, net sales excluding currency impact and the acquisition of Valtra, increased $9.8 million, or 42.3% for the first quarter of 2004 compared to the same period in 2003, primarily due to sales increases in Australia and the Far East.

     Gross profit was $207.7 million, or 18.6%, for the first quarter of 2004 compared to $140.0 million, or 18.5% of net sales, for the same period in the prior year. Gross margins remained relatively flat between periods resulting from improved margins in South America, offset by unfavorable sales mix in Western Europe as a result of weak market conditions in key markets and the impact in North America of the strong Euro on products sourced from European production facilities.

     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2004 were $119.6 million, or 10.7% of net sales, compared to $78.7 million, or 10.4% of net sales, for the same period of the prior year. Engineering expenses were $26.2 million, or 2.3% of net sales, for the first quarter of 2004 compared to $15.9 million, or 2.1% of net sales, for the first quarter of 2003. SG&A and engineering expenses increased primarily as a result of the Valtra acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     We recorded restructuring and other infrequent (income) expenses of $(6.6) million in the first quarter of 2004 compared to $7.0 million in the first quarter of 2003. The restructuring (income) expenses recorded during 2004 primarily related to the gain on the sale of our Coventry, England facility, which occurred in January 2004. See “Restructuring and Other Infrequent (Income) Expenses.” The restructuring expenses recorded in 2003 were associated with the closure of the Coventry facility as well as other rationalization plans.

     Income from operations was $64.2 million, or 5.8% of net sales for the first quarter of 2004, compared to $37.9 million, or 5.0% of net sales for the same period in the prior year. Income from operations during 2004 includes restructuring (income) expenses of $(6.6) million. Income from operations during 2003 includes restructuring expenses of $7.0 million. The increase in operating income before these charges (income) in 2004 is primarily due to the contribution of Valtra and increases in South America, offset by the negative impact of additional non-cash amortization of purchase intangibles resulting from the Valtra acquisition.

     Interest expense, net was $22.8 million for the first quarter of 2004 compared to $15.0 million for the first quarter of 2003. The increase in interest expense was due to higher debt levels used to fund the acquisition of Valtra.

     Other expense, net was $5.1 million for the first quarter of 2004 compared to $6.7 million in the first quarter of 2003. During the first quarter of 2004, losses on sales of receivables primarily under our securitization facilities were $3.8 million compared to $2.9 million for the same period in 2003.

     We recorded an income tax provision of $16.2 million for the first quarter of 2004 compared to $8.1 million for the first quarter of 2003. The effective tax rate was 44.6% for the first quarter of 2004 compared to 50.0% in the comparable prior period. In 2003 and 2004, we did not record a tax benefit related to losses in the United States which has the effect of increasing the overall effective tax rate.

ACQUISITIONS

     On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €600.6 million, net of approximately €21.4 million cash acquired (approximately $755.9 million, net). Acquisition costs of approximately $9.7 million resulted in a total purchase price of approximately $765.6 million. The purchase price is subject to resolution of certain open issues with Kone. Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provides us with the opportunity to expand our business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The results of operations for the Valtra acquisition have been included in our Condensed Consolidated Financial Statements from the date of acquisition. This allocation is subject to adjustment and will be completed in 2004. We completed the initial funding of the €600.6 million cash purchase price of Valtra through the issuance of $201.3 million principal amount of convertible senior subordinated notes in December 2003, funds borrowed under our new revolving credit and term loan facilities which were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that also closed on January 5, 2004.

RESTRUCTURING AND OTHER INFREQUENT (INCOME) EXPENSES

     During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of this facility is consistent with our strategy to reduce excess manufacturing capacity. The facility manufactured transaxles and assembled tractors in the range of 50-110 horsepower. The trend to higher horsepower tractors resulting from the consolidation of farms had caused this product segment of the industry to decline over recent

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

years, which negatively impacted the facility’s utilization. In 2003, we completed the transfer of production and experienced cost inefficiencies and production delays at our Beauvais facility primarily due to supplier delivery issues. Those inefficiencies have been largely eliminated in the first quarter of 2004. The components of the restructuring expenses incurred during 2002 and 2003 are summarized in Note 3 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2004.

     In addition, during 2002 through 2004, we initiated several rationalization plans and recorded restructuring and other infrequent expenses in total of approximately $4.9 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel, certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany, our European combine engineering rationalization and the closure and consolidation of Valtra’s U.S. and Canadian sales organizations. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold, as well as engineering and SG&A expenses. These expenses are discussed more fully in Note 3 to our Condensed Consolidated Financial Statements for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     As a result of the Valtra acquisition, we completed a number of debt and equity capital transactions which provided funding for the Valtra acquisition as well as refinanced the majority of our outstanding debt facilities. Our primary financing and funding sources are $201.3 million principal amount 1¾% convertible senior subordinated notes due 2033, €200.0 million principal amount 6 7/8% senior subordinated notes due 2014, $250.0 million principal amount 9½% senior notes due 2008, approximately $445.5 million of accounts receivable securitization facilities, a multi-currency revolving credit facility of $300.0 million, a $300.0 million United States Dollar denominated term loan facility and a €120.0 million Euro denominated term loan facility.

     On December 23, 2003, we issued $201.3 million of 1¾% convertible senior subordinated notes due 2033 under a private placement offering. The convertible senior subordinated notes are unsecured obligations and are convertible into shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1¾% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning June 30, 2004.

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

     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

million Euro denominated term loan. This facility replaced our $350.0 million multi-currency revolving credit facility. The original maturity date under the new credit facility was January 2006. The maturity date of the new credit facility will be extended to March 2008 when we redeem our existing 8½% senior subordinated notes due 2006 on May 24, 2004 (see discussion below). The maturity date of the new revolving credit facility may be further extended to December 2008 if our existing 9½% senior notes due 2008 are refinanced on terms specified by the lenders prior to such date. The maturity date of the term loans may be further extended to June 2009 if the senior notes are refinanced on terms specified by the lenders prior to such date. Both term loans will amortize at the rate of one percent per annum until the maturity date. The revolving credit and term facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on our senior debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of March 31, 2004, we had total borrowings of $689.8 million under the credit facility, which included $242.0 million outstanding under the multi-currency revolving facility, and $447.8 million under the term loan facilities. We had availability to borrow $50.5 million under the revolving credit facility.

     On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering, and received net proceeds of approximately $300.1 million from the offering. We used the net proceeds to repay the $100.0 million interim bridge loan facility, to repay borrowings under our credit facility, and to pay offering related fees and expenses. The bridge loan facility would have matured on January 5, 2005, and interest accrued on borrowings at an increasing rate of interest, subject to a maximum rate. The weighted average interest rate on these borrowings during the first quarter ended March 31, 2004 was approximately 8.0%.

     On April 23, 2004, we completed our offering of €200.0 million of 6 7/8% senior subordinated notes due 2014, and received proceeds of approximately $234 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s 9½% senior notes, and any existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per annum, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, we may also redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

     We intend to use the net proceeds received from the issuance of the 6 7/8% senior subordinated notes, as well as available cash, to redeem our $250.0 million principal amount of 8½% senior subordinated notes on May 24, 2004. The cost of the redemption is expected to be approximately $3.5 million, and will be reflected as interest expense during the three months ended June 30, 2004.

     The 9½% senior notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on May 1, 2007. The indenture governing the senior notes requires us to offer to repurchase the senior notes at 101% of their principal amount, plus accrued interest to the date of the repurchase, in the event of a change in control. The senior

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

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

     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. At March 31, 2004, the aggregate amount of these facilities was $445.5 million. The outstanding funded balance of $445.3 million as of March 31, 2004 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Rabobank, has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s and two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to have the ratings triggers eliminated from the agreement. The U.S. and Canadian facility agreements were amended in April 2004 to eliminate the ratings triggers in each facility.

     The U.S. and Canadian securitization facilities expire in April 2009 and the European facility in April 2006 but are subject to annual renewals. These facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $957.3 million in working capital at March 31, 2004 (as compared with $755.4 million at December 31, 2003 and $835.0 million at March 31, 2003). Accounts receivable and inventories, combined, were $518.3 million higher than at December 31, 2003. The increase includes approximately $305.7 million of receivables and inventories related to the Valtra acquisition. The remaining increase in inventories and receivables is due primarily to seasonal inventory requirements, primarily in North America.

     Cash flow used in operating activities was $122.0 million for the first quarter ended March 31, 2004, compared to $194.6 million for the same period in 2003. The use of cash in both periods was primarily due to seasonal increases in working capital.

     Capital expenditures for the first quarter of 2004 were $13.9 million compared to $9.3 million for the same period in 2003. We anticipate that capital expenditures for the full year of 2004 will range from approximately $90 million to $100 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

debt and stockholders’ equity, was 62.4% at March 31, 2004 compared to 44.0% at December 31, 2003. The increase is primarily attributable to higher debt incurred to fund the Valtra acquisition. Our debt to capitalization ratio will decrease to a more consistent level in the second quarter of 2004 as a result of our equity offering, which was completed in April 2004.

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

CONTRACTUAL COMMITMENTS

     The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of March 31, 2004 are as follows (in millions):

		Payments Due By Period
		2004 to	2005 to	2007 to	2009 and
	Total	2005	2007	2009	Beyond
Long-term debt	$1,503.3	$6.8	$1,038.7	$252.5	$205.3
Capital lease obligations	2.1	1.0	1.1	—	—
Operating lease obligations.	91.7	28.1	28.0	11.9	23.7
Unconditional purchase obligations (1)	26.2	15.7	5.7	2.6	2.2
Other short-term and long-term obligations (2)	292.3	51.6	41.3	36.3	163.1

Total contractual cash obligations	$1,915.6	$103.2	$1,114.8	$303.3	$394.3

		Amount of Commitment Expiration Per Period
		2004 to	2005 to	2007 to	2009 and
	Total	2005	2007	2009	Beyond
Standby letters of credit and similar instruments	$7.5	$7.5	$—	$—	$—
Guarantees	54.7	30.4	20.9	2.9	0.5

Total commercial commitments and lines of credit	$62.2	$37.9	$20.9	$2.9	$0.5

(1)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

(2)	Other long-term obligations include estimates of future minimum contribution requirements under our U.S. and U.K. defined benefit pension plans. These estimates are based on current legislation and are subject to change.

     Guarantees

     At March 31, 2004, we were obligated under certain circumstances to purchase, through the year 2009, up to $14.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values. On December 31, 2003, we entered into an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial position or results of operations.

     At March 31, 2004, we guaranteed indebtedness owed to third parties of approximately $40.7 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

     Other

     At March 31, 2004, we had foreign currency forward contracts to buy an aggregate of approximately $24.6 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $400.0 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Foreign Currency Risk Management” for further information.

OUTLOOK

     AGCO’s results for the full year are expected to be improved over 2003. Our net sales are projected to increase for the full year of 2004 primarily as a result of the Valtra acquisition, sales growth in South America and North America and positive foreign currency impacts. North American industry demand in 2004 is expected to benefit from relatively high commodity prices and improving farm income. In South America, industry demand in 2004 is expected to remain strong in Brazil due to high farm income and continued availability of subsidized financing. In addition, continued recovery of industry demand is anticipated in Argentina and other markets outside of Brazil. In Western Europe, industry demand is expected to continue to be negatively impacted by the effect of unfavorable weather conditions in 2003 during the first half of 2004, but improve relative to 2003 in the second half of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Annual Report on Form 10-K for the year ended December 31, 2003.

ACCOUNTING CHANGES

     In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” or FIN 46, as revised in December 2003, which addresses the consolidation by business enterprises of variable interest entities, to which the usual condition of consolidating a controlling financial interest does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the first interim period ending after March 15, 2004; however, all public companies were required to apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. We analyzed the provisions of FIN 46 as they relate to our current securitization facilities and special purpose entity related to these facilities, and concluded that we do not believe they are impacted by this interpretation. In addition, we analyzed the provisions of FIN 46 as they relate to the accounting for our investments in joint ventures and determined that we are the primary beneficiary of one of our joint ventures, GIMA. GIMA was established in 1994 between AGCO and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture. On July 1, 2003, we began consolidating the accounts of GIMA. Historically, we accounted for our investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on our results of operations or financial position.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement benefits-an amendment of FASB Statements No. 87, 88 and 106.” This statement requires disclosures in addition to those required by the original SFAS No. 132 related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures were required for the Company’s year ended December 31, 2003 and first quarter ending March 31, 2004.

FORWARD LOOKING STATEMENTS

     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as our expectations with respect to the Valtra acquisition, industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest and future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	government policies and subsidies;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

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

     Any forward-looking statement should be considered in light of such important factors.

     New factors that could cause actual results to differ materially from those described above emerge from time to time, and it is not possible for us to predict all of such factors or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and we disclaim any obligation to update the information contained in such statement to reflect subsequent developments or information except as required by law.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where revenue is primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in the Note 15 in the Notes to our Consolidated Financial Statements for the year ended December 31, 2003 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of March 31, 2004 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)
Australian dollar	$(8.4)	1.36	$(0.3)
British pound	(1.7)	0.54	—
Canadian dollar	(20.5)	1.32	(0.2)
Danish krone	7.2	6.03	—
Euro dollar	(352.7)	0.81	1.2
Japanese yen	7.9	109.84	0.4
Mexican peso	(16.2)	11.02	0.2
New Zealand dollar	0.7	1.49	—
Norwegian krone	3.3	6.94	—
South African rand	(0.5)	6.32	—
Swedish krona	5.5	7.48	—

			$1.3

* per U.S. dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our $201.3 million convertible senior subordinated notes, $250.0 million senior subordinated notes and our $250.0 million senior notes. Our floating rate exposure is related to our credit facilities and our securitization facilities, which are tied to changes in United States and

European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for the first three months ended March 31, 2004, would have increased by approximately $0.3 million.

     We had no interest rate swap contracts outstanding in the three months ended March 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2004, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2004, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the second quarter of 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England. The terms of the plan included the termination of approximately 1,100 employees following completion of production in the Coventry facility.

     In October 2002, we applied to the High Court in London, England for clarification of a provision in our United Kingdom pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those who take early retirement and those terminated due to the closure of our Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to normal retirement age of 65. In December 2002, the High Court ruled against our position that reduced pension payments are payable in the context of early retirements or terminations. We appealed the High Court’s ruling, and in July 2003, the Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, thereby reversing the earlier High Court ruling for this aspect of the case, but ruled that other employees might qualify. The representatives of the beneficiaries of the pension plan sought the right to appeal to the House of Lords, and on March 26, 2004, the House of Lords denied their request.

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

     As a result of the SEC inquiry which we have previously disclosed, on February 6, 2004, Sekuk Global Enterprises filed a putative class action complaint in the U.S. District Court for the Northern District of Illinois (Civil Action No. 04-CV-961) on behalf of all persons who purchased or otherwise acquired AGCO securities between February 6, 2003 and February 4, 2004, inclusive (the “Class Period”). Subsequently, three additional similar complaints were filed in the U.S. District Court for the Northern District of Georgia by the City of Dania Beach Police & Firefighters’ Retirement System (Civil Action No. 1:04-CV-0535), Ann Vogel (Civil Action No. 1:04-CV-0617), and Detectives Endowment Association Annuity Fund (Civil Action No. 1:04-CV-0666) and two additional similar complaints were filed in the U.S. District Court for the Northern District of Illinois by George Villanueva (Civil Action No. 04-C-2196) and Freedman (Civil Action No. 04-C-2479). Two of the complaints – Vogel and City of Dania Beach Police & Firefighters’ Retirement System – have been voluntarily dismissed by the plaintiffs. In general, the complaints allege that AGCO, and our chief executive officer and chief financial officer violated securities laws and regulations by issuing materially false and misleading statements regarding our financial results during the Class Period that had the effect of artificially inflating the market price of our securities and request monetary damages and attorneys’ fees. A seventh complaint was filed in the U.S. District Court for the Northern District of Georgia by Sachin Joshi (Civil Action No. 1:04-CV-0669). This complaint is a derivative action and names our directors as defendants as well. In general, this complaint alleges that the directors breached their fiduciary duties to shareholders by permitting or participating in the activities alleged in the other complaints. We do not believe these cases have any merit and intend to defend against them.

     We are also a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition, excluding a potential adverse outcome with respect to the pension case discussed above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation
4.1	Amended Rights Agreement	April 23, 2004, Form 8-K, Exhibit 4.1
10.1	Amended Employment Arrangement with Robert J. Ratliff *	Filed herewith
10.2	Amended Receivables Purchase Agreement	Filed herewith
10.3	Amended Canadian Receivables Purchase Agreement	Filed herewith
10.4	Amendment to Credit Agreement	Filed herewith
31.1	Certification of Robert J. Ratliff	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.0	Certification of Robert J. Ratliff and Andrew H. Beck	Furnished herewith
99.1	Reclassified Segment Information	Filed herewith

(b)	Reports on Form 8-K

Current Report on Form 8-K dated January 7, 2004, which included as exhibits our Indenture for 1¾% Convertible Senior Subordinated Notes due 2033, our Credit Agreement dated as of December 22, 2003 and Bridge Loan Agreement dated as of January 5, 2004. In the Form 8-K, we reported information under Item 7.

Current Report on Form 8-K dated January 8, 2004, which announced the completion of our previously announced acquisition of Valtra from Kone Corporation. In the Form 8-K, we reported information under Items 7 and 12.

Current Report on Form 8-K dated February 5, 2004, which included a press release reporting our financial results for the fourth quarter and year ended December 31, 2003. In the Form 8-K, we reported information under Items 7 and 12.

Current Report on Form 8-K dated March 24, 2004, which included as exhibits financial statements of Valtra Group and proforma information related to the acquisition. In the Form 8-K, we reported information under Items 7 and 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION
Registrant

Date: May 10, 2004	/s/ Andrew H. Beck

Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)