Form 10-Q
period 2004-09-30
AGCO CORP /DE
filed 2004-11-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2004

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

     As of November 5, 2004, AGCO Corporation had 90,299,342 shares of common stock outstanding. AGCO Corporation is an accelerated filer.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$68.2	$147.0
Accounts and notes receivable, net	803.4	553.6
Inventories, net	1,110.9	803.6
Other current assets	227.5	180.3

Total current assets	2,210.0	1,684.5
Property, plant and equipment, net	545.4	434.2
Investment in affiliates	108.9	91.6
Deferred tax assets	141.9	147.5
Other assets	69.5	63.8
Intangible assets, net	229.9	86.1
Goodwill	685.7	331.7

Total assets	$3,991.3	$2,839.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.6	$2.2
Accounts payable	543.4	393.2
Accrued expenses	611.0	490.2
Other current liabilities	51.0	43.5

Total current liabilities	1,212.0	929.1
Long-term debt, less current portion	1,120.9	711.1
Pensions and postretirement health care benefits	215.6	197.5
Other noncurrent liabilities	127.5	95.6

Total liabilities	2,676.0	1,933.3

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 90,291,142 and 75,409,655 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	0.9	0.8
Additional paid-in capital	891.9	590.3
Retained earnings	743.1	635.0
Unearned compensation	(0.3)	(0.5)
Accumulated other comprehensive loss	(320.3)	(319.5)

Total stockholders’ equity	1,315.3	906.1

Total liabilities and stockholders’ equity	$3,991.3	$2,839.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2004	2003
Net sales	$1,216.5	$800.3
Cost of goods sold	989.9	657.8

Gross profit	226.6	142.5
Selling, general and administrative expenses	122.7	82.6
Engineering expenses	26.3	18.0
Restricted stock compensation expense	0.1	0.3
Restructuring and other infrequent expenses	1.7	1.6
Amortization of intangibles	3.9	0.5

Income from operations	71.9	39.5
Interest expense, net	16.4	15.6
Other expense, net	7.0	4.6

Income before income taxes and equity in net earnings of affiliates	48.5	19.3
Income tax provision	18.6	8.1

Income before equity in net earnings of affiliates	29.9	11.2
Equity in net earnings of affiliates	4.9	5.3

Net income	$34.8	$16.5

Net income per common share:
Basic	$0.39	$0.22

Diluted	$0.38	$0.22

Weighted average number of common and common equivalent shares outstanding:
Basic	90.2	75.2

Diluted	90.6	75.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2004	2003
Net sales	$3,739.2	$2,460.2
Cost of goods sold	3,051.1	2,019.7

Gross profit	688.1	440.5
Selling, general and administrative expenses	363.3	239.6
Engineering expenses	77.4	51.3
Restricted stock compensation expense	0.4	0.5
Restructuring and other infrequent expenses	1.1	27.8
Amortization of intangibles	11.7	1.3

Income from operations	234.2	120.0
Interest expense, net	61.8	45.7
Other expense, net	15.5	19.2

Income before income taxes and equity in net earnings of affiliates	156.9	55.1
Income tax provision	63.6	24.9

Income before equity in net earnings of affiliates	93.3	30.2
Equity in net earnings of affiliates	14.8	14.4

Net income	$108.1	$44.6

Net income per common share:
Basic	$1.27	$0.59

Diluted	$1.27	$0.59

Weighted average number of common and common equivalent shares outstanding:
Basic	84.9	75.1

Diluted	85.3	75.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$108.1	$44.6

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	62.2	43.4
Deferred debt issuance cost amortization	11.7	2.9
Amortization of intangibles	11.7	1.3
Restricted stock compensation	0.3	0.3
Equity in net earnings of affiliates, net of cash received	(7.2)	(6.8)
Deferred income tax expense (benefit)	5.3	(3.5)
Gain on sale of property, plant and equipment	(7.9)	—
Write-down (recoveries) of property, plant and equipment	8.0	(0.3)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(100.4)	13.2
Inventories, net	(157.5)	(118.6)
Other current and noncurrent assets	(27.5)	(33.1)
Accounts payable	73.7	(49.3)
Accrued expenses	44.7	(39.6)
Other current and noncurrent liabilities	(5.0)	12.9

Total adjustments	(87.9)	(177.2)

Net cash provided by (used in) operating activities	20.2	(132.6)

Cash flows from investing activities:
Purchase of property, plant and equipment	(46.8)	(48.0)
Proceeds from sales of property, plant and equipment	39.8	9.4
Purchase of businesses, net of cash acquired	(766.3)	1.0
Proceeds from sale of unconsolidated affiliate	0.2	—

Net cash used in investing activities	(773.1)	(37.6)

Cash flows from financing activities:
Proceeds from debt obligations, net	393.0	161.4
Payment of debt issuance costs	(20.9)	(2.9)
Proceeds from issuance of common stock	301.7	2.4

Net cash provided by financing activities	673.8	160.9

Effect of exchange rate changes on cash and cash equivalents	0.3	2.2

Decrease in cash and cash equivalents	(78.8)	(7.1)
Cash and cash equivalents, beginning of period	147.0	34.3

Cash and cash equivalents, end of period	$68.2	$27.2

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

2. ACQUISITIONS

     On January 5, 2004, the Company acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €606.1 million, net of approximately €19.8 million cash acquired (approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provided the Company with the opportunity to expand its business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The acquired assets and liabilities consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents. The results of operations for the Valtra acquisition have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The Valtra acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. This allocation is subject to adjustment and will be completed in 2004. The Company recorded approximately $357.7 million of goodwill and approximately $156.9 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation. The Company completed the initial funding of the cash purchase price of Valtra through the issuance of $201.3 million principal amount of convertible senior subordinated notes in December 2003, funds borrowed under revolving credit and term loan facilities that were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that was also closed on January 5, 2004 (Note 5).

     The following pro forma data summarizes the results of operations for the three and nine months ended September 30, 2003 as if the Valtra acquisition had occurred at January 1, 2003. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period. The pro forma information also excludes the impact of equity and debt offerings that were completed by the Company during the second quarter of 2004 (Note 5).

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2003	2003
Net sales	$1,018.5	$3,146.7
Net income	27.1	58.4
Net income per common share — basic	$0.36	$0.78
Net income per common share — diluted	$0.36	$0.77

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES

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

	Write-down of
	Property,		Employee
	Plant and	Employee	Retention
	Equipment	Severance	Payments	Total
Second quarter 2004 provision	$8.0	$—	$—	$8.0
Less: Non-cash expense	8.0	—	—	8.0

Cash expense	—	—	—	—
Second quarter 2004 cash activity	—	—	—	—

Balances as of June 30, 2004	—	—	—	—

Third quarter 2004 provision	—	0.7	1.0	1.7
Third quarter 2004 cash activity	—	—	(0.2)	(0.2)

Balances as of September 30, 2004	$—	$0.7	$0.8	$1.5

     In connection with the restructuring plan, the Company recorded approximately $8.0 million of restructuring and other infrequent expenses in the second quarter of 2004. The amount recorded represented the impairment and write-down of certain property, plant and equipment within the component manufacturing operation, which was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The machinery, equipment and tooling will be disposed of or marketed for sale after the facility’s component manufacturing production ceases. The land and buildings will be marketed for sale. The restructuring plan resulted in the termination of 298 employees, as well as the elimination of a majority of square footage utilized in the facility. The Company completed negotiating the terms of such terminations with local authorities and employee representatives during the third quarter of 2004 and recorded approximately $1.7 million of severance costs and employee retention payments. As of September 30, 2004, 20 of the 298 employees had been terminated. The employee retention payments relate to incentives paid to Randers employees who will remain employed until certain future termination dates and are accrued over the term of the retention period. Total employee termination costs are expected to be approximately $6.0 million to $8.0 million and will be incurred in 2004. The Company has also recorded approximately $5.8 million of inventory reserves, reflected in costs of goods sold, during the nine months ended September 30, 2004, related to inventory that was identified as obsolete as a result of the rationalization. The $1.5 million of restructuring costs accrued at September 30, 2004 are expected to be incurred during 2004 and 2005.

     During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The components of the restructuring expenses are summarized in the following table:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	Write-down of
	Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
2002 provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3

2003 provision	—	—	10.2	1.8	12.0
2003 cash activity	—	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	—	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	—	0.5	2.0	1.6	4.1

First quarter 2004 cash activity	—	(0.3)	(0.9)	(0.4)	(1.6)
Foreign currency translation	—	—	0.1	—	0.1

Balances as of March 31, 2004	—	0.2	1.2	1.2	2.6

Second quarter 2004 provision reversal	—	—	(0.2)	(0.4)	(0.6)
Second quarter 2004 cash activity	—	(0.2)	(0.5)	(0.3)	(1.0)
Foreign currency translation	—	—	—	0.1	0.1

Balances as of June 30, 2004	—	—	0.5	0.6	1.1

Third quarter 2004 provision reversal	—	—	(0.1)	—	(0.1)
Third quarter 2004 cash activity	—	—	—	(0.1)	(0.1)

Balances as of September 30, 2004	$—	$—	$0.4	$0.5	$0.9

     The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market. The severance costs relate to the termination of 1,049 employees. As of September 30, 2004, 1,042 employees have been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During the fourth quarter of 2003, the Company sold machinery and equipment at auction and, as a result of those sales, recognized a net gain of approximately $2.0 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2003. On January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility for approximately $41.0 million, and as a result of that sale, recognized a net gain of approximately $6.9 million. This gain has been reflected in “Restructuring and other infrequent expenses” in the Company’s Condensed Consolidated Statements of Operations for the quarter ended March 31, 2004. The Company will lease part of the facility back from the buyers for a period of three years, with the ability to exit the lease within two years from the date of the sale. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004, with the remainder to be received on January 30, 2005. In the second and third quarters of 2004, the Company reversed approximately $0.6 million and $0.1 million of provisions, respectively, related to the restructuring that had been previously established. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to retention payments, lease termination payouts and other exit costs, as some employees have been redeployed or have been terminated earlier than estimated, and as some supplier and rental contracts have been finalized and terminated earlier than anticipated. In addition, the Company completed the auctions of remaining machinery and equipment, as well as finalized the sale of the facility (and associated selling costs) during the second quarter of 2004, and recorded an additional $1.4 million in net gains related to such actions. The net gains were reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations. The $0.9 million of

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

restructuring costs accrued at September 30, 2004 are expected to be incurred during 2004.

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

     As a result of the High Court’s ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore the Company recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses,” of approximately £7.5 million ($12.4 million) to reflect its current estimate of the additional pension liability associated with previous early retirement programs.

     In addition, during 2002 and 2003, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses in total of approximately $4.6 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, as well as a European combine engineering rationalization that was initiated during 2003. During the nine months ended September 30, 2004, the Company recorded $0.2 million of restructuring and other infrequent expenses associated with these European rationalization initiatives, as well as $0.2 million related to the closure and consolidation of Valtra’s U.S. and Canadian sales offices into the Company’s existing U.S. and Canadian sales organizations. Of the $5.0 million of total costs, approximately $4.0 million relate to severance costs associated with the termination of approximately 215 employees in total. At September 30, 2004, a total of approximately $4.3 million of expenses had been incurred and paid. The remaining accrued balance of $0.7 million as of September 30, 2004 is expected to be incurred during 2004.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company’s acquired intangible assets are as follows:

	September 30, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Amortized intangible assets:
Trademarks and tradenames	$32.8	$(3.4)	$31.8	$(2.5)
Customer relationships	75.7	(6.9)	3.5	(1.0)
Patents and technology	47.3	(5.5)	1.1	(0.2)

Total	$155.8	$(15.8)	$36.4	$(3.7)

Unamortized intangible assets:
Trademarks	$89.9		$53.4

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2004 are summarized as follows:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2003	$165.5	$42.3	$123.9	$331.7
Acquisition	—	70.3	287.4	357.7
Foreign currency translation	—	1.2	(4.9)	(3.7)

Balance as of September 30, 2004	$165.5	$113.8	$406.4	$685.7

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

5. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Credit facility	$415.6	$—
1¾% Convertible senior subordinated notes due 2033	201.3	201.3
9½% Senior notes due 2008	250.0	250.0
6⅞% Senior subordinated notes due 2014	248.7	—
8½% Senior subordinated notes due 2006	—	249.3
Other long-term debt	11.9	12.7

	1,127.5	713.3
Less: current portion of long-term debt	(6.6)	(2.2)

Total long-term debt, less current portion	$1,120.9	$711.1

     On January 5, 2004, the Company entered into a new credit facility and borrowed $100.0 million under an interim bridge facility to fund the acquisition of Valtra (Note 2).

     The Company’s new credit facility provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million (or approximately $150.0 million) Euro denominated term loan. The revolving credit facility will mature in March 2008. The maturity date of the revolving credit facility may be extended to December 2008 if the Company’s existing 9½% senior notes due 2008 are refinanced on terms specified by the lenders prior to such date. Both term loans will amortize at the rate of one percent per annum until the maturity date. The maturity date for the term loans is March 2008. The maturity date of the term loans may be extended to June 2009 if the senior notes are refinanced on terms specified by the lenders prior to such date. The Company was required to prepay approximately $22.3 million of the U.S. dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from the common stock public offering in April 2004. The revolving credit and term facilities are secured by a majority of the Company’s U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of the Company’s domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on the Company’s senior debt ratio. Interest accrues on amounts outstanding under the term facility at LIBOR plus 2.00%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

     The Company borrowed $100.0 million under an interim bridge loan facility on January 5, 2004 as discussed above. On April 7, 2004, the bridge loan facility was repaid with proceeds from the common stock offering as described below (Note 6).

     On April 23, 2004, the Company completed an offering of €200.0 million of 6⅞% senior subordinated notes due 2014, and received proceeds of approximately $234 million, after offering related fees and expenses. On May 24, 2004, the Company used the net proceeds of the offering and available cash to redeem its $250.0 million principal amount of 8½% senior subordinated notes. The 6⅞% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s 9½% senior notes, and any existing or future senior indebtedness. Interest is payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, the Company may also redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include certain covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

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

     Inventories at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Finished goods	$502.0	$285.3
Repair and replacement parts	295.3	270.2
Work in process, production parts and raw materials	313.6	248.1

Inventories, net	$1,110.9	$803.6

8. PRODUCT WARRANTY

     The warranty reserve activity for the three months ended September 30, 2004 and 2003 consisted of the following:

	2004	2003
Balance at beginning of quarter	$121.7	$93.3
Accruals for warranties issued during the period	26.3	16.9
Settlements made (in cash or in kind) during the period	(24.0)	(17.4)
Foreign currency translation	2.0	0.6

Balance at September 30, 2004	$126.0	$93.4

     The warranty reserve activity for the nine months ended September 30, 2004 and 2003 consisted of the following:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	2004	2003
Balance at beginning of year	$98.5	$83.7
Acquisitions	14.9	—
Accruals for warranties issued during the period	82.3	52.0
Settlements made (in cash or in kind) during the period	(68.9)	(47.7)
Foreign currency translation	(0.8)	5.4

Balance at September 30, 2004	$126.0	$93.4

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

     A reconciliation of net income and the weighted average number of common shares outstanding used to calculate basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic Earnings Per Share
Weighted average number of common shares outstanding	90.2	75.2	84.9	75.1

Net income	$34.8	$16.5	$108.1	$44.6

Net income per common share	$0.39	$0.22	$1.27	$0.59

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Diluted Earnings Per Share
Weighted average number of common shares outstanding	90.2	75.2	84.9	75.1
Shares issued upon assumed vesting of restricted stock	0.1	0.1	0.1	0.1
Shares issued upon assumed exercise of outstanding stock options	0.3	0.4	0.3	0.4

Weighted average number of common and common equivalent shares	90.6	75.7	85.3	75.6

Net income	$34.8	$16.5	$108.1	$44.6

Net income per common share	$0.38	$0.22	$1.27	$0.59

     There were options to purchase 0.6 million shares for the three and nine months ended September 30, 2004, and 0.6 million shares and 0.8 million shares for the three and nine months ended September 30, 2003, respectively, that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period. In addition, the diluted earnings per share calculation for 2004 excludes the dilutive effect of the 1¾% convertible senior subordinated notes due 2033. The conversion criteria under which these notes would be convertible were not met during the quarter. See Note 14 for a discussion of recent accounting developments with respect to convertible securities.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

10. COMPREHENSIVE INCOME

     Total comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$34.8	$16.5	$108.1	$44.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	37.8	7.6	(3.5)	80.8
Unrealized loss on derivatives	—	—	—	(0.8)
Unrealized gain (loss) on derivatives held by affiliates	(1.4)	1.5	2.7	1.9
Additional minimum pension liability	—	(0.2)	—	(0.2)

Total comprehensive income	$71.2	$25.4	$107.3	$126.3

11. ACCOUNTS RECEIVABLE SECURITIZATION

     At September 30, 2004, the Company had accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $486.8 million. During the second quarter 2004, the Company amended certain provisions of its United States and Canada receivable securitization facilities including the expansion of the facilities by an additional $30.0 million and $10.0 million, respectively and to eliminate the ratings triggers in the facilities. At September 30, 2004, these additional amounts had not been utilized. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. Outstanding funding under these facilities totaled approximately $416.8 million at September 30, 2004 and $448.4 million at December 31, 2003. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $3.7 million for both the three months ended September 30, 2004 and 2003, and were $11.3 million and $10.8 million for the nine months ended September 30, 2004 and 2003, respectively.

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

     For disclosure purposes, the fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$34.8	$16.5	$108.1	$44.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.1	0.3	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(1.8)	(5.7)	(5.5)

Pro forma net income	$33.0	$14.8	$102.7	$39.4

Earnings per share:
Basic - as reported	$0.39	$0.22	$1.27	$0.59

Basic - pro forma	$0.37	$0.20	$1.21	$0.52

Diluted - as reported	$0.38	$0.22	$1.27	$0.59

Diluted - pro forma	$0.36	$0.20	$1.21	$0.52

13. EMPLOYEE BENEFIT PLANS

     The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom and Germany. As a result of the Valtra acquisition January 2004, the Company also has defined benefit plans with retirement, disability, death and termination income benefits in Finland, Norway and France. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States, as well as a supplemental executive retirement plan which is an unfunded plan that provides Company executives with retirement income for a period of ten years after retirement.

     Net pension and postretirement cost for the plans for the quarters ended September 30, 2004 and 2003 are set forth below:

Pension benefits	2004	2003
Service cost	$1.8	$1.8
Interest cost	7.7	7.9
Expected return on plan assets	(6.8)	(7.3)
Amortization of net actuarial loss	3.6	2.5

Net quarterly pension cost	$6.3	$4.9

Postretirement benefits	2004	2003
Service cost	$0.1	$0.1
Interest cost	0.5	0.4
Amortization of transition and prior service cost	(0.2)	(0.3)
Amortization of unrecognized net loss	0.3	0.2

Net quarterly postretirement cost	$0.7	$0.4

     Net pension and postretirement cost for the plans for the nine months ended September 30, 2004 and 2003 are set forth below:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

Pension benefits	2004	2003
Service cost	$5.4	$5.4
Interest cost	23.4	23.8
Expected return on plan assets	(20.5)	(22.0)
Amortization of net actuarial loss	10.9	7.5
Special termination benefits	—	12.4

Net pension cost	$19.2	$27.1

Postretirement benefits	2004	2003
Service cost	$0.3	$0.3
Interest cost	1.5	1.3
Amortization of transition and prior service cost	(0.5)	(0.7)
Amortization of unrecognized net loss	0.9	0.4

Net postretirement cost	$2.2	$1.3

     As of September 30, 2004, approximately $20.5 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2004 to its defined benefit pension plans will aggregate approximately $28.2 million. As of September 30, 2004, the Company had made approximately $2.8 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans.

14. RECENT ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force (“EITF”) recently reached a consensus on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF Issue No. 04-08 requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. Upon adoption of this rule, approximately 9.0 million additional shares of common stock that may be issued upon conversion of the Company’s outstanding 1¾% convertible notes will be included in the diluted earnings per share calculation. In addition, diluted earnings per share is required to be restated for each period that the convertible debt was outstanding. The Company’s convertible notes were issued on December 23, 2003. While the effective date of this rule has not been finalized, the Company currently expects to adopt this rule in the fourth quarter of 2004. Upon the adoption of this rule, the expected impact of this rule change will result in a reduction to diluted earnings per share for the full year and fourth quarter of 2004 of approximately 8%.

     On May 19, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Company adopted the provisions of FSP 106-2 in the third quarter of 2004. The adoption of FSP 106-2 did not have a material impact on the Company’s financial statements.

15. SEGMENT REPORTING

     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. During the first quarter of 2004, the Company modified its segment reporting from five reportable segments to four reportable segments. The Company no longer considers the Sprayers division a reportable segment under the requirements of SFAS

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

No. 131 “Disclosures about Segments of an Enterprise and Related Information,” due to organizational changes and changes in the distribution and servicing of certain Sprayer products which became effective January 1, 2004. Therefore, the results for 2003 have been reclassified to conform to the current presentation. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2004 and 2003 are as follows:

Three Months Ended	North	South	Europe/Africa	Asia/
September 30,	America	America	/Middle East	Pacific	Consolidated
2004
Net sales	$329.2	$214.2	$622.6	$50.5	$1,216.5
Income from operations	9.0	35.4	33.3	9.3	87.0
Depreciation	5.9	2.6	11.5	1.0	21.0
Capital expenditures	3.9	2.9	15.0	—	21.8
2003
Net sales	$264.3	$121.7	$368.0	$46.3	$800.3
Income from operations	7.2	18.8	13.3	8.6	47.9
Depreciation	4.3	1.5	7.6	1.1	14.5
Capital expenditures	2.5	3.1	14.3	—	19.9

Nine Months Ended	North	South	Europe/Africa	Asia/
September 30,	America	America	/Middle East	Pacific	Consolidated
2004
Net sales	$1,014.0	$602.3	$1,983.6	$139.3	$3,739.2
Income from operations	29.7	103.6	116.1	24.4	273.8
Depreciation	16.0	8.6	34.8	2.8	62.2
Capital expenditures	8.6	4.2	29.4	4.6	46.8
2003
Net sales	$838.4	$290.6	$1,238.0	$93.2	$2,460.2
Income from operations	32.1	39.4	80.3	14.8	166.6
Depreciation	13.0	4.2	23.9	2.3	43.4
Capital expenditures	11.8	6.1	30.1	—	48.0
Assets
As of September 30, 2004	$770.3	$289.4	$1,311.3	$78.2	$2,449.2
As of December 31, 2003	$685.2	$222.0	$836.4	$47.3	$1,790.9

     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Segment income from operations	$87.0	$47.9	$273.8	$166.6
Corporate expenses	(9.4)	(6.0)	(26.4)	(17.0)
Restricted stock compensation expense	(0.1)	(0.3)	(0.4)	(0.5)
Restructuring and other infrequent expense	(1.7)	(1.6)	(1.1)	(27.8)
Amortization of intangibles	(3.9)	(0.5)	(11.7)	(1.3)

Consolidated income from operations	$71.9	$39.5	$234.2	$120.0

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	As of	As of
	September 30,	December 31,
	2004	2003
Segment assets	$2,449.2	$1,790.9
Cash and cash equivalents	68.2	147.0
Receivables from affiliates	10.5	0.5
Investments in affiliates	108.9	91.6
Deferred tax assets	141.9	147.5
Other current and noncurrent assets	297.0	244.1
Intangible assets, net	229.9	86.1
Goodwill	685.7	331.7

Consolidated total assets	$3,991.3	$2,839.4

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

RESULTS OF OPERATIONS

     For the three months ended September 30, 2004, we generated net income of $34.8 million, or $0.38 per share, compared to net income of $16.5 million, or $0.22 per share, for the same period in 2003. For the first nine months of 2004, we generated net income of $108.1 million, or $1.27 per share, compared to net income of $44.6 million, or $0.59 per share, for the same period in 2003.

     Net sales increased 52% in both the third quarter and the first nine months of 2004 primarily due to the acquisition of Valtra in January 2004, sales growth in key geographical segments and positive currency translation impacts. Operating income was $71.9 million and $234.2 million for the third quarter and first nine months of 2004, respectively, compared to operating income of $39.5 million and $120.0 million, respectively, for the same periods in 2003. The improvement in operating income was primarily related to the contribution of Valtra, higher sales volumes, improved margins and a reduction in restructuring and other infrequent expenses compared to 2003. Operating income in our South America operations increased in the third quarter and the first nine months due to the addition of Valtra as well as favorable market conditions and production efficiencies which continue to support sales and margin improvements. In the Europe/Africa/Middle East region, operating income increased in the third quarter and the first nine months due primarily to the addition of Valtra as well as the impact of higher sales volume, productivity improvements achieved in our European manufacturing facilities and currency translation benefits. Operating income in North America was higher for the third quarter and lower for the first nine months where the impact of higher sales volume continues to be offset by reduced margins due to the impact of the strong Euro on products sourced from European production facilities as well as higher steel costs. Our Asia/Pacific region achieved increased operating income in 2004 for the third quarter and the first nine months primarily resulting from improved product availability and favorable conditions in key markets such as Australia. Our operating income was also negatively impacted by additional non-cash amortization of purchased intangibles resulting from the Valtra acquisition.

Retail Sales

     In North America, industry unit retail sales of tractors for the first nine months of 2004 increased approximately 11% over the first nine months of the prior year with increases in all tractors segments. Industry unit retail sales of combines were approximately 39% higher than the prior year. Our unit retail sales of tractors and combines for the first nine months of 2004 were higher than the prior year, due to stronger market conditions.

     In Western Europe, industry unit retail sales of tractors for the first nine months of 2004 increased approximately 3% over the comparable prior year period. Retail demand improved in France, Spain and Italy but has remained relatively flat or down in Germany, Finland and Scandinavia. Including the impact of Valtra sales in both periods, our unit retail sales for the first nine months of 2004 also increased when compared to the prior year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     South American industry unit retail sales of tractors in the first nine months of 2004 increased approximately 13% over the prior year period. Tractor demand remained strong in Brazil with significant increases in Argentina and other South American markets. Industry retail unit sales of combines for the first nine months of 2004 were 23% higher than the prior year, with significant increases in both Brazil and Argentina. Including the impact of Valtra sales in both periods, our South American unit retail sales of tractors and combines also increased significantly in the first nine months of 2004 compared to the same period in 2003.

     Outside of North America, Western Europe and South America, net sales for the first nine months of 2004, excluding Valtra, were below the prior year due to lower sales in the Middle East.

STATEMENTS OF OPERATIONS

     Net sales for the third quarter of 2004 were $1,216.5 million compared to $800.3 million for the same period in 2003. Net sales for the first nine months of 2004 were $3,739.2 million compared to $2,460.2 million for the prior year. The increase in net sales was primarily due to the acquisition of Valtra in January 2004, improved market conditions and positive currency translation impacts. The year-to-date increase in net sales was also impacted by the consolidation of our GIMA transmission joint venture in France (which has been consolidated since July 1, 2003). Net sales of Valtra were approximately $219.4 million and $725.4 million in the third quarter and first nine months of 2004, respectively. The consolidation of GIMA contributed approximately $35.8 million of sales during the first nine months of 2004. In addition, foreign currency translation positively impacted net sales by $46.7 million and $176.9 million in the third quarter and first nine months of 2004, respectively, primarily due to the strengthening of the Euro relative to the U.S. dollar. Excluding the incremental sales impact of the Valtra acquisition, the consolidation of GIMA and foreign currency translation, net sales were approximately 18.8% and 13.9% higher in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003.

     Regionally, net sales in North America, excluding currency impacts and the acquisition of Valtra, increased approximately $61.0 million, or 23.1%, and $150.4 million or 17.9%, in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. The increase was primarily the result of improved industry conditions in 2004. In the Europe/Africa/Middle East region, net sales excluding currency impacts, the acquisition of Valtra and the consolidation of GIMA, increased $68.7 million, or 18.7%, and $55.6 million, or 4.5%, for the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. Net sales were positively impacted by new product introductions, improved product availability and stronger market conditions in certain Western European markets, partially offset by sales declines in the Middle East. Net sales excluding currency impacts and the acquisition of Valtra in South America increased $24.9 million, or 20.5%, and $115.6 million, or 39.8%, for the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003, primarily as a result of stronger market conditions in the region. In the Asia/Pacific region, net sales excluding currency impacts and the acquisition of Valtra, decreased $4.5 million, or 9.7%, for the third quarter and increased $19.3 million, or 20.7%, for the first nine months of 2004, compared to the same periods in 2003. Net sales for the first nine months of 2004 increased primarily due to improved product availability and favorable market conditions.

     Gross profit was $226.6 million, or 18.6% of net sales, for the third quarter of 2004 compared to $142.5 million, or 17.8% of net sales, for the same period in the prior year. Gross profit was $688.1 million, or 18.4% of net sales, for the first nine months of 2004 compared to $440.5 million, or 17.9% of net sales, for the same periods in the prior year. Gross margins improved versus the prior year due to the impact of increased production and improved productivity, particularly in our European manufacturing facilities. These benefits were partially offset by lower margins in North America due to the impact of the strong Euro on products exported from European production facilities and higher steel costs. Our cost of sales in all regions continues to be impacted by significant increases in steel costs. To mitigate the impact, we have instituted price increases in most markets; however, the additional pricing did not fully offset the impact of higher steel costs through September 30, 2004 and is not expected to fully offset the higher cost for the balance of 2004. Gross margins also were impacted by a write-down of inventory associated with the Randers, Denmark restructuring plan of $2.2 million and $5.8 million for the third quarter and first nine months, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2004 were $122.7 million, or 10.1% of net sales, compared to $82.6 million, or 10.3% of net sales, for the same period of the prior year. For the first nine months of 2004, SG&A expenses were $363.3 million, or 9.7% of net sales, compared to $239.6 million, or 9.7% of net sales, for the same period of the prior year. Engineering expenses for the third quarter and first nine months of 2004 were $26.3 million, or 2.2% of net sales, and $77.4 million or 2.1% of net sales, respectively, compared to $18.0 million, or 2.2% of net sales, and $51.3 million, or 2.1% of net sales, for the same periods in the prior year. SG&A and engineering expenses increased primarily as a result of the Valtra acquisition and the impact of currency translation.

     We recorded restructuring and other infrequent expenses of $1.7 million and $1.1 million in the third quarter and first nine months of 2004, respectively, compared to $1.6 million and $27.8 million for the same periods in 2003. For the third quarter of 2004, the expenses primarily related to employee termination costs associated with the restructuring of our Randers, Denmark combine manufacturing operations announced in July 2004. Restructuring and other infrequent expenses for the nine months ended September 30, 2004 include the write-down of property, plant and equipment and severance costs associated with the Randers rationalization, offset by the gain on the sale of our Coventry, England facility, as well as net gains related to the sale of remaining machinery and equipment at the Coventry facility. In addition, we recorded reversals of certain Coventry closure reserves during the second and third quarters of 2004. The results for the third quarter and first nine months of 2003 primarily related to the closure of the Coventry, England and DeKalb, Illinois tractor manufacturing facilities. In addition, we recorded a charge of approximately $12.4 million in the second quarter of 2003 associated with litigation regarding our U.K. pension plan. See “Restructuring and Other Infrequent Expenses.”

     Income from operations was $71.9 million, or 5.9% of net sales, and $234.2 million, or 6.3% of sales, for the third quarter and first nine months of 2004, respectively, compared to $39.5 million, or 4.9%, and $120.0 million, or 4.9% of net sales, for the same periods in the prior year. These increases in operating income in 2004 are primarily due to the contribution of Valtra,increased sales volume due to improved market conditions in most regions and improved gross margins, partially offset by the negative impact of additional non-cash amortization of purchase intangibles resulting from the Valtra acquisition. Operating income associated with the Valtra acquisition was $15.9 million and $53.8 million for the third quarter and first nine months of 2004, respectively.

     Interest expense, net was $16.4 million and $61.8 million for the third quarter and first nine months of 2004, respectively, compared to $15.6 million and $45.7 million for the same periods in 2003. The increase in interest expense was due to higher debt levels used to fund the acquisition of Valtra. Interest expense was also impacted for the first nine months by approximately $3.0 million due to costs associated with the repayment of our 8½% senior subordinated debt during the second quarter.

     Other expense, net was $7.0 million and $15.5 million for the third quarter and first nine months of 2004, respectively, compared to $4.6 million and $19.2 million, respectively, for the same periods in 2003. Losses on sales of receivables primarily under our securitization facilities were $3.7 million for both the third quarter of 2004 and 2003. For the first nine months of 2004, losses on sales of receivables primarily under our securitization facilities were $11.3 million compared to $10.8 million for the same period in 2003.

     We recorded an income tax provision of $18.6 million and $63.6 million for the third quarter and first nine months of 2004, respectively, compared to an income tax provision of $8.1 million and $24.9 million for the same periods in 2003. The effective tax rate was 40.5% for the first nine months of 2004 compared to 45% in the comparable prior year period. In 2004, our effective tax rate was negatively impacted by losses in Denmark, where we recorded no tax benefit. In 2003, our effective tax rate was similarly impacted by losses in the United States in which no tax benefit was recorded.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

ACQUISITIONS

     On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €606.1 million, net of approximately €19.8 million cash acquired (approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provides us with the opportunity to expand our business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The results of operations for the Valtra acquisition have been included in our Condensed Consolidated Financial Statements from the date of acquisition. The Valtra acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of fair values as of the acquisition date. This allocation is subject to adjustment and will be completed in 2004. We completed the initial funding of the €606.1 million cash purchase price of Valtra through the issuance of $201.3 million principal amount of convertible senior subordinated notes in December 2003, funds borrowed under our new revolving credit and term loan facilities which were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge loan facility that was also closed on January 5, 2004.

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     On July 2, 2004, we announced a plan to restructure our European combine manufacturing operations located in Randers, Denmark. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operation, by simplifying the model range and eliminating the facility’s component manufacturing operations. We will outsource manufacturing of the majority of parts and components to suppliers and retain critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we will reduce the Randers workforce by approximately 300 employees and permanently eliminate 70% of the square footage utilized. Our plans also include a rationalization of the combine model range to be assembled in Randers, retaining the production of the high specification, high value combines. As a result of the restructuring plan, we estimate that it will generate annual savings of approximately $7 million to $8 million. Cash restructuring costs are estimated to be approximately $6 million to $8 million and are expected to be expensed in 2004. In the second quarter, we recorded an $8.0 million write-down of property, plant and equipment and in the third quarter we recorded a $1.7 million severance charge related to the restructuring as described in Note 3 to our Condensed Consolidated Financial Statements. The Company has also recorded approximately $5.8 million of inventory write-downs reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the restructuring plan.

     During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of this facility is consistent with our strategy to reduce excess manufacturing capacity. In 2003, we completed the transfer of production to our Beauvais facility, although we experienced cost inefficiencies and production delays primarily due to supplier delivery issues. Those inefficiencies have been largely eliminated in 2004. For the nine months ended September 30, 2004, we recorded a gain of $6.9 million on the sale of our Coventry, England facility as well as gains totaling approximately $2.1 million related to the sale of machinery and equipment at the Coventry facility and certain Coventry closure reserve reductions. The components of the restructuring expenses incurred during 2003 and 2004 are summarized in Note 3 to our Condensed Consolidated Financial Statements.

     In addition, during 2002 through 2004, we initiated several rationalization plans and recorded restructuring and other infrequent expenses which in aggregate total approximately $5.0 million. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of European engineering and marketing personnel, certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany, our European combine engineering rationalization and the closure and consolidation of Valtra’s U.S. and Canadian sales organizations. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold, as well as engineering and SG&A expenses. These expenses are discussed more fully in Note 3 to our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     As a result of the Valtra acquisition, we completed a number of debt and equity capital transactions which provided funding for the Valtra acquisition and refinanced the majority of our outstanding debt facilities. Our current financing and funding sources are $201.3 million principal amount 1¾% convertible senior subordinated notes due 2033, €200.0 million principal amount 6⅞% senior subordinated notes due 2014, $250.0 million principal amount 9½% senior notes due 2008, approximately $486.8 million of accounts receivable securitization facilities, a $300.0 million revolving credit facility, a $276.2 million term loan facility and a €110.4 million term loan facility.

     On December 23, 2003, we issued $201.3 million of 1¾% convertible senior subordinated notes due 2033 under a private placement offering. The convertible senior subordinated notes are unsecured obligations and are convertible into shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1¾% per annum, payable semi-annually in arrears in cash on September 30 and December 31 of each year, beginning September 30, 2004. The convertible senior subordinated notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. Holders of the notes may convert the notes prior to the close of business on December 31, 2033, only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.

     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million Euro denominated term loan. This facility replaced our $350.0 million multi-currency revolving credit facility. The revolving credit facility will mature in March 2008. The maturity date of the revolving credit facility may be extended to December 2008 if the Company’s existing 9½% senior notes due 2008 are refinanced on terms specified by the lenders prior to March 2008. Both term loans will amortize at the rate of one percent per annum until the maturity date. The Company was required to prepay approximately $22.3 million of the U.S. dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from the common stock public offering in April 2004. Beginning on March 31, 2005, and each year thereafter, we may be required to prepay a portion of the term loans depending on the amount of cash flow generated in the prior year. The maturity date for the term loans is March 2008. The maturity date of the term loans may be extended to June 2009 if the senior notes are refinanced on terms specified by the lenders prior to March 2008. The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 2.00%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of September 30, 2004, we had total borrowings of $415.6 million under the credit facility, which included $2.1 million outstanding under the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

multi-currency revolving facility, $276.2 million under the U.S. dollar denominated term loan facility and €110.4 million (approximately $137.3 million) under the Euro denominated term loan facility. As of September 30, 2004, we had availability to borrow $289.2 million under the revolving credit facility.

     On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering, and received net proceeds of approximately $300.1 million. We used the net proceeds to repay a $100.0 million interim bridge loan facility that we used in part to acquire Valtra, to repay borrowings under our credit facility, and to pay offering related fees and expenses.

     On April 23, 2004, we sold €200.0 million of 6⅞% senior subordinated notes due 2014, and received proceeds of approximately $234 million, after offering related fees and expenses. The 6⅞% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s 9½% senior notes, and any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, we also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

     We used the net proceeds received from the issuance of the 6⅞% senior subordinated notes, as well as available cash, to redeem our $250.0 million principal amount of 8½% senior subordinated notes on May 24, 2004.

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

     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. At September 30, 2004, the aggregate amount of these facilities was $486.8 million. During the second quarter 2004, the Company amended certain provisions of its United States and Canada receivable securitization facilities, primarily to increase the facilities by $30.0 million and $10.0 million, respectively, and to eliminate default triggers associated with our credit ratings. The outstanding funded balance of $416.8 million as of September 30, 2004 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Rabobank, has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s and two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to have the ratings

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

triggers eliminated from the agreement.

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

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $998.0 million in working capital at September 30, 2004, as compared with $755.4 million at December 31, 2003 and $850.5 million at September 30, 2003. Accounts receivable and inventories, combined, were $557.1 million higher than at December 31, 2003. The increase includes approximately $352.0 million of receivables and inventories related to the Valtra acquisition. The remaining increase in inventories and receivables is due primarily to seasonal inventory requirements, sales growth and foreign currency translation.

     Cash flow provided by operating activities was $20.2 million for the first nine months ended September 30, 2004, compared to a use of $132.6 million for the same period in 2003. The improvement in operating cash flow in 2004 compared to 2003 was due to improved profitability and lower working capital usage in 2004.

     Capital expenditures for the first nine months of 2004 were $46.8 million compared to $48.0 million for the same period in 2003. We anticipate that capital expenditures for the full year of 2004 will range from approximately $90 million to $100 million and will primarily be used to support the development and enhancement of new and existing products as well as facility, equipment and systems improvements.

     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 46.2% at September 30, 2004 compared to 44.0% at December 31, 2003. The increase is primarily attributable to higher debt incurred to fund the Valtra acquisition. Our debt to capitalization ratio decreased during the third quarter of 2004 due to the lower borrowings under our revolving credit facility.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

CONTRACTUAL COMMITMENTS

     The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of September 30, 2004 are as follows (in millions):

		Payments Due By Period
		2004 to	2005 to	2007 to	2009 and
	Total	2005	2007	2009	Beyond
Long-term debt	$1,127.5	$6.6	$12.7	$654.5	$453.7
Interest payments related to long-term debt (1)	335.0	61.2	121.7	69.4	82.7
Capital lease obligations	1.5	1.4	0.1	—	—
Operating lease obligations	87.4	23.7	30.0	13.4	20.3
Unconditional purchase obligations (2)	119.7	36.1	42.3	34.6	6.7
Other short-term and long-term obligations (3)	290.7	50.1	41.1	36.4	163.1

Total contractual cash obligations	$1,961.8	$179.1	$247.9	$808.3	$726.5

		Amount of Commitment Expiration Per Period
		2004 to	2005 to	2007 to	2009 and
	Total	2005	2007	2009	Beyond
Standby letters of credit and similar instruments	$8.8	$8.8	$—	$—	$—
Guarantees	72.6	47.0	21.3	3.0	1.3
Standby repurchase obligations	0.2	0.2	—	—	—
Other commercial commitments	0.4	0.2	0.2	—	—

Total commercial commitments and lines of credit	$82.0	$56.2	$21.5	$3.0	$1.3

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

(3)	Other long-term obligations include estimates of future minimum contribution requirements under our U.S. and U.K. defined benefit pension plans. These estimates are based on current legislation and are subject to change.

     Guarantees

     At September 30, 2004, we were obligated under certain circumstances to purchase, through the year 2009, up to $15.3 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, with a limitation under this arrangement of $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial position or results of operations.

     At September 30, 2004, we guaranteed indebtedness owed to third parties of approximately $57.3 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Other

     At September 30, 2004, we had foreign currency forward contracts to buy an aggregate of approximately $15.5 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $266.3 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Foreign Currency Risk Management” for further information.

OUTLOOK

     Worldwide market conditions for agricultural equipment are expected to remain strong for the balance of 2004. In North America, strong harvests are expected to support stronger equipment demand. In South America, demand remains strong in Brazil and has recovered in Argentina due to higher commodity prices and availability of subsidized financing in Brazil. In Western Europe, market conditions are expected to remain mixed. While the harvest results were generally improved in 2004, demand in some key markets, including Germany, is expected to remain flat to slightly down. For the full year of 2004, AGCO’s net income is expected to be above 2003 as a result of sales growth and margin improvement.

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

ACCOUNTING CHANGES

     The Emerging Issues Task Force (“EITF”) recently reached a consensus on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF Issue No. 04-08 requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. Upon adoption of this rule, approximately 9.0 million additional shares of common stock that may be issued upon conversion of the Company’s outstanding 1¾% convertible notes will be included in the diluted earnings per share calculation. In addition, diluted earnings per share is required to be restated for each period that the convertible debt was outstanding. The Company’s convertible notes were issued on December 23, 2003. While the effective date of this rule has not been finalized, the Company currently expects to adopt this rule in the fourth quarter of 2004. Upon the adoption of this rule, the expected impact of this rule change will result in a reduction to diluted earnings per share for the full year and fourth quarter of 2004 of approximately 8%.

     On May 19, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We adopted the provisions of FSP 106-2 in the third quarter of 2004. The adoption of FSP 106-2 did not have a material impact on our financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” or FIN 46, as revised in December 2003, which addresses the consolidation by business enterprises of variable interest entities, to which the usual condition of consolidating a controlling financial interest does not apply. FIN 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the first interim period ending after March 15, 2004; however, all public companies were required to apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. We analyzed the provisions of FIN 46 as they relate to our current securitization facilities and special purpose entity related to these facilities, and concluded that we do not believe they are impacted by this interpretation. In addition, we analyzed the provisions of FIN 46 as they relate to the accounting for our investments in joint ventures and determined that we are the primary beneficiary of one of our joint ventures, GIMA. GIMA was established in 1994 between AGCO and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture. On July 1, 2003, we began consolidating the accounts of GIMA. Historically, we accounted for our investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on our results of operations or financial position.

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

FORWARD LOOKING STATEMENTS

     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as our expectations with respect to the Valtra acquisition, industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest and future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	the worldwide demand for agricultural products;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

•	grain stock levels and the levels of new and used field inventories;

•	cost of steel and other raw materials;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.

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

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of September 30, 2004 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)
Australian dollar	$(16.6)	1.42	$(0.4)
British pound	4.5	0.56	—
Canadian dollar	(27.4)	1.30	(0.7)
Danish krone	(1.9)	5.99	—
Euro dollar	(173.0)	0.82	(2.6)
Japanese yen	9.4	109.65	—
Mexican peso	(27.0)	11.63	(0.3)
New Zealand dollar	1.6	1.48	—
Norwegian krone	(12.2)	6.70	—
Polish zloty	(1.9)	3.52	—
Swedish krona	(6.3)	6.82	0.4

			$(3.6)

* per U.S. dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our 1¾% convertible senior subordinated notes, 6⅞% senior subordinated notes and our 9½% senior notes. Our floating rate exposure is related to our credit facilities and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for the nine months ended September 30, 2004, would have increased by approximately $0.6 million.

     We had no interest rate swap contracts outstanding in the nine months ended September 30, 2004.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

     The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2004, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. The Company is currently in the process of completing its documentation, evaluation and testing of its internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. As a result of this process, enhancements to the Company’s internal controls over financial reporting are being or have been implemented as management addresses deficiencies that have been identified. The Company has not fully completed its evaluation nor have all control enhancements been completed. Although we do not foresee being unable to complete our evaluation and remediation activities, there can be no assurance that all such control deficiencies will be fully remediated and successfully tested prior to December 31, 2004.

     On January 5, 2004, the Company acquired the Valtra tractor and diesel operations of Kone Corporation. Valtra’s net sales during the nine months ended September 30, 2004 were approximately $725.4 million, or approximately 19% of the Company’s consolidated net sales. The Company has concluded that it is not possible to complete the development of documentation and the implementation of testing for Valtra’s internal controls consistent with the requirements of the Sarbanes-Oxley Act of 2002 prior to the end of this year, and therefore, as permitted by the Securities and Exchange Commission, the Company has elected not to include the Valtra operations in its assessment of internal controls over financial reporting for the year ended December 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

ITEM 6. EXHIBITS

The filings
referenced for
incorporation by
Exhibit		reference are
Number	Description of Exhibit	AGCO Corporation
10.1	Amendment to Credit Agreement	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION

Registrant

Date: November 9, 2004	/s/ Andrew H. Beck

Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)