Form 10-K
period 2004-12-31
AGCO CORP /DE
filed 2005-03-16
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
For the fiscal year ended December 31, 2004
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
      The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2004 was $1.8 billion. As of June 30, 2004, 90,240,892 shares of AGCO Corporation’s Common Stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates. AGCO Corporation is an accelerated filer.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of AGCO Corporation’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business
      AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.
General
      We are the third largest manufacturer and distributor of agricultural equipment and related replacement parts in the world based on annual net sales. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and Whitetm Planters. We distribute most of our products through a combination of approximately 3,900 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing in North America, the United Kingdom, Australia, France, Germany, Ireland, and Brazil through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”
      Since our formation in June 1990, we have grown substantially through a series of over 20 acquisitions. We have been able to expand and strengthen our independent dealer network, introduce new tractor product lines and complementary non-tractor products in new markets and expand our replacement parts business to meet the needs of our customers. As part of our acquisition strategy, we also identify areas of our business in which we can decrease excess manufacturing capacity and eliminate duplication in administrative, sales, marketing and production functions. Since 1991, we have completed several restructuring initiatives in which we have relocated production to more efficient facilities, closed manufacturing facilities and reduced operating expenses. In addition, we continue to focus on strategies and actions to improve our current distribution network, improve our product offerings, reduce the cost of our products and improve asset utilization.
Products

Tractors
      Our compact tractors (under 40 horsepower) are sold under the AGCO, Challenger and Massey Ferguson brand names and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40-100 horsepower), including two-wheel and all-wheel drive versions. We sell utility tractors primarily under the AGCO, Challenger, Massey Ferguson, Fendt and Valtra brand names. Utility tractors are typically used on small and medium-sized farms and in specialty agricultural industries, such as orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100-500 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the AGCO, Challenger, Massey Ferguson, Fendt and Valtra brand names. Tractors accounted for approximately 64% of our net sales in 2004 and 58% in 2003 and 2002.

Combines
      We sell combines primarily under the Gleaner, Massey Ferguson, Fendt and Challenger brand names. Depending on the market, Gleaner and Massey Ferguson combines are sold with conventional or rotary technology, while the Fendt combines utilize conventional technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 7% of our net sales in 2004, 9% in 2003 and 7% in 2002.

Sprayers
      We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as pre-emergence, and after crops emerge from the ground, known as post-emergence, primarily under the RoGator, Terra-Gator and Spra-Coupe brand names. We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Sprayers accounted for approximately 5% of our net sales in 2004, 7% in 2003 and 8% in 2002.

Hay Tools and Forage Equipment, Implements and Other Products
      We sell hay tools and forage equipment primarily under the Hesston brand name and, to a lesser extent, the New Idea, Massey Ferguson and Challenger brand names. Hay and forage equipment includes both round and rectangular balers, self-propelled windrowers, forage harvesters, disc mowers and mower conditioners and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy and horse industries.
      We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include: disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes loaders, which are used for a variety of tasks including lifting and transporting hay crops. We sell implements, planters and other products primarily under the Hesston, New Idea, Massey Ferguson, White Planters, Sunflower and Fendt brand names. Hay tools and forage equipment, implements and other products accounted for approximately 11% of our net sales in 2004, 11% in 2003 and 10% in 2002.
      We also provide a variety of precision farming technologies which are developed, manufactured, distributed and supported on a worldwide basis. These precision farming technologies provide farmers with the capability to enhance productivity on the farm by utilizing satellite global positioning systems, or GPS. Farmers use the Fieldstar precision farming system to gather information such as yield data to produce yield maps for the purpose of developing application maps. Many of our tractors, combines, planters, sprayers, tillage equipment and other application equipment are equipped to employ the Fieldstar system at the customer’s option. Our SGIS software converts a variety of agricultural data to provide application plans to enhance crop yield and productivity. Our Auto-Guide satellite navigation system assists parallel steering to avoid the under and overlap of planting rows to optimize land use and allow for more precise farming procedures from cultivation to product application. While these products do not generate significant revenues, we believe that these products and services are complementary and important to promote our machinery sales.
      Our SisuDieseltm engines division produces diesel engines, gears and generating sets for use in Valtra and certain AGCO products and for sale to third parties. The engine division specializes in the manufacturing of off-road engines in the 50-450 horsepower range.

Replacement Parts
      In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for products sold under all of our brand names. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 13% of our net sales in 2004, 15% in 2003 and 17% in 2002.
Marketing and Distribution
      We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales to the equipment’s end user in addition to after-sales service and support of the equipment. Our distributors may sell our products through a network of dealers supported by the distributor. Through our acquisitions and dealer development activities, we have broadened our product lines, expanded our dealer network and strengthened our geographic presence in Western Europe, North America, South America and the rest of the world. Our sales are not dependent on any specific dealer, distributor or group of dealers. We intend to maintain the separate strengths and identities of our core brand names and product lines.

Western Europe
      We market fully assembled tractors and other equipment in all Western European markets directly through a network of approximately 1,700 independent Massey Ferguson, Fendt, Valtra and Challenger dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to the end user. In many cases, dealers carry competing or complementary products from other manufacturers. Sales in Western Europe accounted for approximately 51% of our net sales in 2004, and 46% in 2003 and 2002.

North America
      We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 1,500 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. We sell our RoGator and Terra-Gator sprayer brands directly to the end customer, often a fertilizer and chemical supplier. We also provide a portion of the after-sales service and support for these sprayer products. Sales in North America accounted for approximately 27% of our net sales in 2004, 34% in 2003 and 36% in 2002.

South America
      We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 370 independent dealers, primarily supporting the Massey Ferguson, Valtra and Challenger brand names. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 15% of our net sales in 2004, 12% in 2003 and 9% in 2002.

Rest of the World
      Outside Western Europe, North America and South America, we operate primarily through a network of approximately 300 independent Massey Ferguson, Fendt, Valtra and Challenger distributors and dealer outlets, as well as associates and licensees, marketing our products and providing customer service support in approximately 100 countries in Africa, the Middle East, Eastern and Central Europe, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. In some cases, we also sell agricultural equipment directly to governmental agencies. Sales outside Western Europe, North America and South America accounted for approximately 7% of our net sales in 2004, 8% in 2003 and 9% in 2002.
      In Western Europe and the rest of the world, associates and licensees provide a significant distribution channel for our products and a source of low cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson and Valtra equipment in its home country but may not sell these products in other countries. We generally license to these associates certain technology as well as the right to use Massey Ferguson’s and Valtra’s trade names. We sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally provide technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson brand name in the licensed territory and also may become a source of low cost production for us.

Parts Distribution
      Parts inventories are maintained and distributed in a network of master and regional warehouses throughout North America, South America, Western Europe and Australia in order to provide timely response to customer demand for replacement parts. Our Western European master distribution warehouses are located in Desford, England and Ennery, France, and our North American master distribution warehouse is located in Batavia, Illinois.

Dealer Support and Supervision
      We believe that one of the most important criteria affecting a farmer’s decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. We provide significant support to our dealers in order to improve the quality of our dealer network. We monitor each dealer’s performance and profitability and establish programs that focus on continual dealer improvement. We generally protect each existing dealer’s territory and will not place the same brand with another dealer within that protected area.
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
Wholesale Financing
      Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from six to 12 months, depending on the product. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in a majority of the new and used equipment we finance.
      Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.
      For sales outside of the United States and Canada, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where we generated approximately 21.5% of our net sales in 2004, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2004, 14.6%, 6.0%, 0.7% and 0.2% of our net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.
Retail Financing
      Through our retail financing joint ventures located in North America, the United Kingdom, Australia, France, Germany, Ireland and Brazil, we provide a competitive and dedicated financing source to the end users of our products. These retail finance companies are owned 49% by us and 51% by a wholly-owned subsidiary of Rabobank. We can tailor retail finance programs to prevailing market conditions, and such programs can enhance our sales efforts.
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

Western Europe
      Our tractor manufacturing operations in Western Europe are located in Suolahti, Finland; Beauvais, France and Marktoberdorf, Germany. In addition, we maintain a combine manufacturing facility in Randers, Denmark. The Suolahti facility produces 65 to 225 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 65 to 225 horsepower tractors marketed under the Massey Ferguson, Challenger and AGCO brand names. The Marktoberdorf facility produces 50 to 260 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson and Fendt brand names. We also assemble forklifts in our Kempten, Germany facility for sale to third parties and assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. We have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

North America
      Our manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota and Queretaro, Mexico. The Beloit facility produces tillage, seeding and specialty harvesting equipment under the Sunflower brand name. The Hesston facility produces hay and forage equipment marketed under the Hesston, New Idea, Challenger and Massey Ferguson brand names, rotary combines under the Gleaner, Massey Ferguson and Challenger brand names, and planters under the Whitetm Planters brand name. The Jackson facility produces high horsepower track tractors under the Challenger brand name and self-propelled sprayers primarily marketed under the RoGator, Spra-Coupe and Terra-Gator brand names. In Queretaro, we assemble tractors for distribution in the Mexican market.

South America
      Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 210 horsepower, and industrial loader-backhoes. The tractors are sold under the Massey Ferguson brand names. In Mogi das Cruzes, Brazil we manufacture and assemble tractors, ranging from 65 to 180 horsepower marketed under the Valtra and Challenger brand names. We also manufacture conventional combines primarily marketed under the Massey Ferguson brand name in Santa Rosa, Rio Grande do Sul, Brazil.

Third-Party Suppliers
      We believe that managing the levels of our and our dealers’ inventory is critical to maintaining favorable pricing for our products. We externally source many of our products, components and replacement parts. Our production strategy minimizes our research and development and capital investment requirements and allows us greater flexibility to respond to changes in market conditions.
      We purchase some of the products we distribute from third-party suppliers. We purchase standard and specialty tractors from SAME Deutz-Fahr Group S.p.A. and distribute these tractors worldwide. In addition, we purchase some tractor models from a licensee in Turkey and compact tractors from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, combines, implements and hay and forage equipment from various third-party suppliers.
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

Engineering and Research
      We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $103.7 million, or 2% of net sales, in 2004, $71.4 million, or 2% of net sales, in 2003 and $57.2 million, or 2% of net sales, in 2002.
Intellectual Property
      We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our rights to use our trade and brand names, important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. Our products are distributed under our core brand names AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and Whitetm Planters.
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
      The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us. As a result of our acquisition of Valtra on January 5, 2004, we acquired the SisuDiesel engine division, which specializes in the manufacturing of offroad engines in the 40-450 horsepower range. We believe SisuDiesel currently complies with Com II, Tier II and Tier III emissions requirements set by European and U.S. regulatory authorities. We expect to meet future emissions requirements through the introduction of new technology on the engines as necessary.
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

Employees
      As of December 31, 2004, we employed approximately 14,300 employees, including approximately 3,800 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements with contracts that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.
Available Information
      Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” under the Investor Center section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	Forms 3, 4 and 5; and

•	amendments to the foregoing reports.
      The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission.
      We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available in the “Corporate Governance” section; and

•	our code of conduct, which is available in the “Ethics & Compliance” section.
      In addition, should there be any waivers of our Code of Ethics, those waivers will be available in the “Ethics & Compliance” section.
Executive Officers of the Registrant
      The table sets forth information as of February 28, 2005 with respect to each person who is an executive officer of the Company.

Name	Age	Positions

Martin Richenhagen	52	President and Chief Executive Officer
Garry L. Ball	57	Senior Vice President — Engineering
Andrew H. Beck	41	Senior Vice President — Chief Financial Officer
Norman L. Boyd	61	Senior Vice President — Human Resources
David L. Caplan	57	Senior Vice President — Materials Management, Worldwide
Gary L. Collar	48	Senior Vice President and General Manager, EAME
Randall G. Hoffman	53	Senior Vice President and General Manager, Challenger Division Worldwide
Frank C. Lukacs	46	Senior Vice President — Manufacturing Technologies and Quality
Stephen D. Lupton	60	Senior Vice President — Corporate Development and General Counsel
James M. Seaver	59	Senior Vice President and General Manager, Americas
Dexter E. Schaible	55	Senior Vice President — Product Development

      Martin Richenhagen has been President and Chief Executive Officer since July 2004. From January 2003 to February 2004, Mr. Richenhagen was Executive Vice President of Forbo International SA, a flooring material business based in Switzerland. From 1998 to December 2002, Mr. Richenhagen was Group President of Claas KgaA mbH, a global farm equipment manufacturer and distributor. From 1995 to 1998, Mr. Richenhagen was Senior Executive Vice President for Schindler Deutschland Holdings GmbH, a worldwide manufacturer and distributor of elevators and escalators.
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
      Norman L. Boyd has been Senior Vice President — Human Resources since June 2002. Mr. Boyd was Senior Vice President — Corporate Development for the Company from October 1998 to June 2002, Vice President of Europe/Africa/Middle East Distribution from February 1997 to September 1998, Vice President of Marketing, Americas from February 1995 to February 1997 and Manager of Dealer Operations from January 1993 to February 1995.
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
Financial Information on Geographical Areas
      For financial information on geographic areas, see pages 89 through 91 of this Form 10-K under the caption “Segment Reporting” which information is incorporated herein by reference.

Item 2.	Properties
      Our principal properties as of February 28, 2005, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

North America:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		164,500
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,276,500
Jackson, Minnesota	Manufacturing		577,300
Kansas City, Missouri	Warehouse	496,700
Lockney, Texas(1)	Manufacturing	190,000
Queretaro, Mexico	Manufacturing		13,500
Willmar, Minnesota(2)	Manufacturing		20,000
International:
Coventry, United Kingdom(3)	Regional Headquarters	98,700
Beauvais, France(4)	Manufacturing		1,094,500
Marktoberdorf, Germany	Manufacturing		668,000
Baumenheim, Germany	Manufacturing		455,000
Grubbenvorst, Holland	Manufacturing	11,900	37,700
Kempten, Germany	Manufacturing		107,400
Randers, Denmark(5)	Manufacturing		683,000
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/Manufacturing		452,400
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		297,100
Ennery, France	Parts Distribution		417,500
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		95,000
Stoneleigh, United Kingdom	Training Facility/Office	20,000
Linnavuori, Finland	Manufacturing		298,900
Suolahti, Finland	Manufacturing/Parts Distribution		543,200
Mogi das Cruzes, Brazil	Manufacturing		696,900

(1)	We closed our production facility in Lockney, Texas in 2000. Our lease agreement with respect to this facility will end in April 2005.

(2)	In connection with the Ag-Chem acquisition, we closed our production facilities in Willmar, Minnesota. Certain facilities of the Willmar location were sold during 2002 and 2004. We have a sale agreement with respect to the remaining facility which was signed January 2005. The sale is expected to close in May 2005.

(3)	We closed our Coventry, England manufacturing facility in July 2003. On January 30, 2004, we sold the facility and are leasing approximately 98,700 square feet of the total 4,135,150 square foot facility back from the buyers under a three-year lease. The lease is cancelable at our option in two years.

(4)	Includes our joint venture with GIMA, in which we own a 50% interest.

(5)	During 2004, we announced a plan to restructure our European combine manufacturing operations located in Randers, Denmark. This rationalization will permanently eliminate 70% of the square footage utilized. Property representing approximately 428,100 square feet is currently being marketed for sale.

      We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings
      In October 2004 we were notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $14.0 million). We are vigorously contesting the claim. No legal proceedings have been initiated and discussions between AGCO and the customer are ongoing.
      We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Item 4.	Submission Of Matters to a Vote of Security Holders
      Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AG. As of the close of business on February 28, 2005, the closing stock price was $19.47, and there were 677 stockholders of record. (This number does not include stockholders who hold their stock through brokers, banks and other nominees.) The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two fiscal years, as reported on the NYSE.

	High	Low

2004
First Quarter	$21.87	$16.25
Second Quarter	22.20	18.04
Third Quarter	22.62	18.30
Fourth Quarter	22.82	19.00

	High	Low

2003
First Quarter	$22.89	$14.41
Second Quarter	22.22	15.98
Third Quarter	22.63	15.89
Fourth Quarter	20.27	15.46
DIVIDEND POLICY
      We have not paid a dividend since the first quarter of 2001. We cannot provide you with any assurance that we will pay dividends in the foreseeable future. The indenture governing our senior subordinated notes and the indenture governing our senior notes contain restrictions on our ability to pay dividends in certain circumstances.

Item 6.	Selected Financial Data
      The following tables present our selected consolidated financial data. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. Our operating data and selected balance sheet data as of and for the years ended December 31, 2004, 2003 and 2002 were derived from the 2004, 2003 and 2002 consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm. The consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and the report thereon, which refers to a change in the method of accounting for goodwill and other intangible assets in 2002, are included in Item 8 in this Form 10-K. Our operating data for fiscal years ended December 31, 2001 and 2000 and the selected balance sheet data for the years then ended, are derived from our audited consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,

	2004(1)(2)	2003	2002	2001	2000

	(In millions, except per share data)
Operating Data:
Net sales	$5,273.3	$3,495.3	$2,922.7	$2,545.9	$2,341.2
Gross profit	952.9	616.4	531.8	439.2	381.7
Income from operations	323.5	184.3	103.5	97.1	67.1
Net income (loss)	$158.8	$74.4	$(84.4)	$22.6	$3.5
Net income (loss) per common share — diluted(3)	$1.71	$0.98	$(1.14)	$0.33	$0.06
Weighted average shares outstanding — diluted(3)	95.6	75.8	74.2	68.5	59.7
Dividends declared per common share	$—	$—	$—	$0.01	$0.04

	As of December 31,

	2004(1)(2)	2003	2002	2001	2000

	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$325.6	$147.0	$34.3	$28.9	$13.3
Working capital	1,045.5	755.4	599.4	539.7	603.9
Total assets	4,297.3	2,839.4	2,349.0	2,173.3	2,104.2
Total long-term debt, excluding current portion	1,151.7	711.1	636.9	617.7	570.2
Stockholders’ equity	1,422.4	906.1	717.6	799.4	789.9
Other Data:
Number of employees	14,313	11,278	11,555	11,325	9,785

(1)	On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). The results of operations for the Valtra acquisition have been included in our consolidated financial statements from the date of acquisition. See Note 2 to the consolidated financial statements where the acquisition of Valtra is more fully described.

(2)	On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering, and received proceeds of approximately $300.1 million. See Note 9 to the consolidated financial statements where this offering is more fully described.

(3)	During the fourth quarter of 2004, we adopted the provisions of EITF 04-08, which requires that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. We therefore included approximately 9.0 million additional shares of common stock that may be issued upon conversion of our outstanding 1 3/4% convertible senior subordinated notes in our diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. See Note 1 to the consolidated financial statements where this impact is more fully described.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements and a line of diesel engines. Our products are distributed under the various well-known brand names AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra®, and Whitetm Planters. We distribute most of our products through a combination of approximately 3,900 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in North America, the United Kingdom, Australia, France, Germany, Ireland and Brazil through our finance joint ventures with Rabobank.
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
      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	Years Ended
	December 31,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.9	82.4	81.8

Gross profit	18.1	17.6	18.2
Selling, general and administrative expenses (includes restricted stock compensation expense comprising 0.0%, 0.0% and 1.5% of net sales, respectively, for 2004, 2003 and 2002)	9.7	9.5	11.2
Engineering expenses	2.0	2.0	2.0
Restructuring and other infrequent expenses	—	0.8	1.5
Amortization of intangibles	0.3	—	—

Income from operations	6.1	5.3	3.5
Interest expense, net	1.5	1.7	2.0
Other expense, net	0.4	0.8	0.6

Income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	4.2	2.8	0.9
Income tax provision	1.6	1.2	3.4

Income (loss) before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	2.6	1.6	(2.5)
Equity in net earnings of affiliates	0.4	0.5	0.5

Income (loss) before cumulative effect of a change in accounting principle	3.0	2.1	(2.0)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.9)

Net income (loss)	3.0%	2.1%	(2.9)%

2004 Compared to 2003
      Net income for 2004 was $158.8 million, or $1.71 per diluted share, compared to net income for 2003 of $74.4 million, or $0.98 per diluted share. Our results for 2004 include the following items:

•	restructuring and other infrequent income of $0.1 million, primarily related to charges incurred in relation to our Randers, Denmark combine manufacturing operations as well as costs associated with various rationalization initiatives in Europe and the U.S., offset by gains on the sale of property, plant and equipment related to our Coventry, England facility closure as well as a revision to a previously established provision which resulted in the reduction in the estimated costs associated with our pension scheme in the U.K.;

•	restricted stock compensation expense of $0.5 million, related to awards earned under our long-term incentive plan (“LTIP”); and

•	the implementation of EITF Issue No. 04-08, which resulted in the addition of approximately 9.0 million shares to our weighted average shares outstanding for purposes of computing diluted net income per share.
      Our results for 2003 included the following items:

•	restructuring and other infrequent expenses of $27.6 million, or $0.26 per share, primarily related to the closure of our Coventry, England manufacturing facility as well as the rationalization of various other manufacturing facilities; and

•	restricted stock compensation expense of $0.6 million, or $0.01 per share, related to awards earned under our long-term incentive plan (“LTIP”).
      Net sales for 2004 were approximately 51% higher than 2003 primarily due to the acquisition of Valtra in January 2004, sales growth in each of our geographical segments and positive currency translation impacts. Income from operations, including restructuring expenses and restricted stock compensation, was $323.5 million in 2004 compared to $184.3 million in 2003. Our operating income improved primarily due to the contribution of Valtra of approximately $52.8 million, higher sales volume and improved operating margins, as well as lower restructuring and other infrequent expenses of approximately $27.5 million compared to 2003. Offsetting these positive factors was the impact of the weak U.S. dollar, higher steel costs and additional non-cash amortization of purchased intangible assets of approximately $14.1 million related to the Valtra acquisition.
      In our Europe/ Africa/ Middle East operations, operating income improved $73.2 million in 2004 compared to 2003. The increase reflects the contribution of Valtra, higher sales volume, productivity gains and currency translation benefits. Improved productivity and supply chain performance in the Beauvais, France plant contributed to better product availability and higher margins. Operating income in our South American operations increased $65.4 million during 2004 compared to 2003. Operating income was significantly higher in 2004 resulting from the contribution of Valtra, stronger end markets, production efficiencies and price realization. In North America, operating income decreased $7.0 million during 2004 compared to 2003. Although higher sales volumes were achieved from improved market conditions in North America, these benefits were offset by reduced margins due to the impact of the weak dollar on products imported from Europe and Brazil as well as higher steel costs. Operating income in our Asia Pacific region increased $9.7 million over 2003 primarily resulting from the operating income contribution from Valtra, improved product availability, improved market conditions and currency translation benefits.

Acquisitions
      On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer with market leadership positions in the Nordic region of Europe and Latin America. This acquisition provides us with opportunity to expand our business in significant global markets and exchange technology between the combined companies. See “Recent Acquisitions” for additional information.

Retail Sales
      Industry demand for agricultural equipment in 2004 showed mixed results within the major markets of the world. Conditions in the North American market significantly improved throughout 2004 due to record harvests, strong commodity prices and favorable tax incentives. In Western Europe, demand was mixed, but relatively flat as a whole, despite improved harvest and yields during 2004. In South America, market demand remained strong during 2004, however the Brazilian market experienced softening in the fourth quarter resulting from the effects of lower commodity prices and the weak U.S. dollar.
      In the United States and Canada, industry unit retail sales of tractors increased approximately 12.0% in 2004 compared to 2003, resulting from increases in all tractor segments, with the largest growth in the high-horsepower equipment. Industry unit retail sales of combines increased approximately 41.0% when compared to the prior year. Our unit retail sales of tractors and combines in North America also increased over 2003 levels. In Western Europe, industry unit retail sales of tractors increased approximately 2.0% in 2004 compared to 2003. Retail demand improved in France and Italy, but declined in Finland and the higher horsepower sector in Germany. Including the impact of the Valtra acquisition in both periods, our unit retail sales of tractors also increased during 2004 compared to 2003. In South America, industry unit retail sales of tractors and combines in 2004 increased approximately 8.0% and 8.0%, respectively, compared to 2003. Tractor demand declined slightly in Brazil but was offset by significant increases in Argentina and other South American markets. Including the impact of the Valtra acquisition in both periods, our unit retail sales of tractors and combines also increased during 2004 compared to 2003. In other international markets, our net sales for 2004, excluding the increase attributable to Valtra acquisition of approximately 18.0%, were approximately 14.0% higher than the prior year, particularly in Eastern Europe and Australia.

Statements of Operations
      Net sales for 2004 were $5,273.3 million compared to $3,495.3 million for 2003. The increase was primarily attributable to the acquisition of Valtra in January 2004, sales growth in each of our geographical segments and positive currency translation impacts. Valtra generated net sales of approximately $1,007.5 million during 2004. Currency translation positively impacted net sales by approximately $241.9 million, primarily due to the continued strengthening of the Euro and Brazilian Real. The consolidation of our GIMA joint venture beginning in July 2003, contributed to an incremental net sales increase over the prior year of approximately $35.8 million. The following table sets forth, for the periods indicated, the impact to net sales of the Valtra acquisition, currency translation and the consolidation of GIMA by geographical segment:

					Change due to
					Acquisition and
					Currency
			Change		Translation

	2004	2003	$	%	$	%

North America	$1,412.5	$1,176.2	$236.3	20.1%	$32.2	2.7%
South America	796.8	416.3	380.5	91.4%	252.7	60.7%
Europe/ Africa/ Middle East	2,873.0	1,758.8	1,114.2	63.4%	966.7	55.0%
Asia/ Pacific	191.0	144.0	47.0	32.6%	33.6	23.3%

	$5,273.3	$3,495.3	$1,778.0	50.9%	$1,285.2	36.8%

      Regionally, net sales in North America increased during 2004 primarily due to stronger end markets, as well as favorable response to new products and distribution. In the Europe/ Africa/ Middle East region, net sales increased primarily due to the acquisition of Valtra, incremental sales related to the consolidation of GIMA for the full year of 2004, favorable response to new products and distribution in the region, and improved product availability. Net sales in South America increased during 2004 compared to 2003 resulting from the acquisition of Valtra, as well as significant increases in demand in the Argentina and other South

American markets and growth in combine sales in both Brazil and Argentina. In the Asia/ Pacific region, net sales increased due to the contribution of the Valtra acquisition and growth in most markets, particularly in Asia and Australia. We estimate that consolidated price increases during 2004 contributed approximately 3% to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 71% of our sales in 2004, increased approximately 60% in 2004 compared to 2003. Unit sales of tractors and combines increased approximately 48% consisting of a 36% increase related to the Valtra acquisition and a 12% increase in other equipment sales. The difference between the unit sales increase and the increase in net sales is the result of foreign currency translation, pricing and sales mix changes.
      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2004		2003

		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$952.9	18.1%	$616.4	17.6%
Selling, general and administrative expense (including $0.5 million and $0.6 million of restricted stock compensation in 2004 and 2003, respectively)	509.8	9.7%	331.4	9.5%
Engineering expense	103.7	2.0%	71.4	2.0%
Restructuring and other infrequent expenses	0.1	—	27.6	0.8%
Amortization of intangibles	15.8	0.3%	1.7	—

Income from operations	$323.5	6.1%	$184.3	5.3%

      Gross profit increased primarily due to the contribution of the Valtra acquisition, higher sales volume and improved gross margins. Gross margins improved in 2004 primarily due to increased production and improved productivity. In particular, improved productivity and supply chain performance in our Beauvais, France manufacturing operations contributed to higher margins. These positive factors were offset by lower margins in North America due to the impact of the weak U.S. dollar on products exported from our European and Brazilian facilities. In addition, our product costs in all regions were impacted by significant increases in steel costs in 2004. During 2004, we increased prices in most markets, however the additional pricing did not fully offset the higher steel costs by approximately $10.0 million.
      Selling, general and administrative (“SG&A”) expenses increased primarily as a result of the Valtra acquisition, the impact of currency translation and higher pension and postretirement benefit costs. Engineering expenses also increased as a result of the Valtra acquisition and currency translation, as well as the introduction of new product offerings.
      The restructuring and other infrequent expenses in 2004 primarily related to charges incurred in relation to the rationalization of our Randers, Denmark combine manufacturing operations as well as costs associated with various rationalization initiatives in Europe and the U.S., offset by gains on the sale of property, plant and equipment related to our Coventry, England facility closure as well as a revision to a previously established provision which resulted in the reduction in the estimated costs associated with our pension scheme in the U.K. The restructuring expenses in 2003 primarily related to the Coventry, England facility closure. In addition, we recorded restructuring and other infrequent expenses during 2003 associated with litigation related to our U.K. pension plan. See “Restructuring and Other Infrequent Expenses” for additional information.
      Interest expense, net was $77.0 million for 2004 compared to $60.0 million for 2003. The increase in interest expense was primarily due to higher debt levels in 2004 as a result of the financing of the Valtra acquisition. Interest expense was also impacted during 2004 by approximately $3.0 million of costs associated with the repayment of our 8 1/2% senior subordinated debt during the second quarter.
      Other expense, net was $22.1 million in 2004 compared to $26.0 million in 2003. Losses on sales of receivables primarily under our securitization facilities were $15.6 million in 2004 compared to $14.6 million in 2003. The increase during 2004 is primarily due to higher interest rates in 2004 compared to 2003. Offsetting this increase were lower foreign exchange losses experienced during 2004 than in 2003.
      We recorded an income tax provision of $86.2 million in 2004 compared to $41.3 million in 2003. The effective tax rate was 38.4% for 2004 compared to 42.0% during 2003. In both years, our effective tax rate was negatively impacted by incurring losses in tax jurisdictions where we recorded no tax benefit. The most significant impact related to losses incurred in Denmark in 2004 and the United States in 2003. At December 31, 2004 and 2003, we had deferred tax assets, net of valuation allowances, of $287.9 million and $287.9 million, respectively, including $188.2 million and $211.7 million, respectively, related to net operating loss carryforwards. At December 31, 2004 and 2003, we had recorded total valuation allowances as an offset to the deferred tax assets of $142.9 million and $141.7 million, respectively, primarily related to net operating loss carryforwards in Argentina, Denmark, and the United States. Realization of the remaining net deferred tax assets depends on generating sufficient taxable income in future periods. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

2003 Compared to 2002
      Net income for 2003 was $74.4 million, or $0.98 per diluted share, compared to a net loss of $84.4 million, or $1.14 per diluted share, for 2002. Our results for 2003 included the following items:

•	restructuring and other infrequent expenses of $27.6 million, or $0.26 per share, primarily related to the closure of our Coventry, England manufacturing facility as well as the rationalization of various other manufacturing facilities; and

•	restricted stock compensation expense of $0.6 million, or $0.01 per share, related to awards earned under our LTIP.
      Our results for 2002 included the following items:

•	restructuring and other infrequent expenses of $42.7 million, or $0.38 per share, primarily related to the closure of our Coventry, England manufacturing facility as well as the rationalization of various other manufacturing facilities;

•	restricted stock compensation expense of $44.1 million, or $0.39 per share, primarily related to awards earned in the first and fourth quarters under our LTIP;

•	non-cash adjustment of $91.0 million, or $1.23 per share, to increase the valuation allowance against our United States deferred tax assets; and

•	non-cash write-down of goodwill of $24.1 million (net of $3.6 million of taxes), or $0.33 per share, related to the adoption of SFAS No. 142, which was reflected as a cumulative effect of a change in accounting principle during the first quarter of 2002.
      Net sales for 2003 were 19.6% higher than 2002 primarily due to higher sales in South America, incremental sales of the new Challenger product line and the acquired Sunflower brand, and positive currency translation impacts. Income from operations, including restructuring expenses and restricted stock compensation, was $184.3 million in 2003 compared to $103.5 million in 2002. Our operating income improved primarily due to higher sales volume as well as decreased restricted stock compensation expense and lower restructuring and other infrequent expenses compared to 2002. Operating earnings increased in most of our markets outside of Europe primarily due to improved industry demand. In Europe, operating earnings declined as a result of production transition inefficiencies, sales mix associated with weak industry demand in key markets and higher pension costs. Gross margins declined from 18.2% in 2002 to 17.6% in 2003, largely as a result of production transition inefficiencies and negative currency impacts on European and South American exports sold in other markets.

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

Statements of Operations
      Net sales for 2003 were $3,495.3 million compared to $2,922.7 million for 2002. The increase was primarily attributable to positive foreign currency translation impacts, incremental sales of the new Challenger product line, the inclusion of a full year of Sunflower sales in 2003 and the consolidation of GIMA, our component manufacturing joint venture in France, (from July 1, 2003). Currency translation positively impacted net sales by $276.5 million, primarily due to the strengthening of the Euro. The Challenger product line, acquired in March 2002, generated a net sales increase in 2003 over the partial year in 2002 of approximately $97.9 million. Sunflower, acquired in November 2002, generated a net sales increase in 2003 over the partial year in 2002 of approximately $34.0 million. The consolidation of our GIMA joint venture resulted in an additional $24.9 million of sales over the prior year. The following table sets forth, for the periods indicated, the impact to net sales of currency translation, the Challenger and Sunflower acquisitions and the consolidation of GIMA by geographical segment:

					Change due to
					Acquisition and
					Currency
			Change		Translation

	2003	2002	$	%	$	%

North America	$1,176.2	$1,039.2	$137.0	13.2%	$109.7	10.6%
South America	416.3	270.8	145.5	53.7%	(5.2)	(1.9)%
Europe/ Africa/ Middle East	1,758.8	1,505.6	253.2	16.8%	299.3	19.9%
Asia/ Pacific	144.0	107.1	36.9	34.5%	29.5	27.5%

	$3,495.3	$2,922.7	$572.6	19.6%	$433.3	14.8%

      Regionally, net sales in North America increased due primarily to the Challenger product line introduction and product offering expansion, as well as the inclusion of a full year of Sunflower sales. In the Europe/ Africa/ Middle East region, net sales increased due to positive currency translation impacts and the consolidation of GIMA, offset by weakened industry conditions in Western Europe, particularly in Germany, due to dry weather conditions and economic uncertainty. Market demand improved in Eastern Europe, where demand has increased in countries recently invited to join the European Union. Net sales in South

America increased resulting from significant increases in demand in the Argentina market and a growth in combine sales. In the Asia/ Pacific region, net sales increased due to positive foreign currency translation impacts and growth in most markets, particularly in Australia.
      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our consolidated statements of operations:

	2003		2002

		% of Net		% of Net
	$	Sales	$	Sales

Gross profit	$616.4	17.6%	$531.8	18.2%
Selling, general and administrative expense (including $0.6 million and $44.1 million of restricted stock compensation expense in 2003 and 2002, respectively)	331.4	9.5%	327.0	11.2%
Engineering expense	71.4	2.0%	57.2	2.0%
Restructuring and other infrequent expense	27.6	0.8%	42.7	1.5%
Amortization of intangibles	1.7	—	1.4	—

	$184.3	5.3%	$103.5	3.5%

      Gross margins declined in 2003 compared to 2002 primarily due to production transition inefficiencies and sales mix related to weak demand in key European markets. Our manufacturing facility in Beauvais, France experienced cost inefficiencies and production delays associated with the transition of production from our Coventry, England facility, which was closed in the third quarter of 2003. In addition, inefficiencies associated with a new OEM supply arrangement in our Randers, Denmark combine manufacturing facility contributed to the margin decline. Gross margins were also negatively impacted by unfavorable currency impacts on European and South American products sold in other markets.
      SG&A expenses increased primarily as a result of incremental expenses associated with the new Challenger product line and the acquired Sunflower brand as well as the impact of currency translation and higher pension costs. Engineering expenses increased due to a full year of engineering expenses for Sunflower and Challenger, the addition of engineering expenses due to the consolidation of our joint venture, GIMA, as of July  1, 2003, as well as new product offerings launched during 2003. The restricted stock compensation expense incurred in 2002 was the result of restricted stock awards earned under the LTIP as a result of increases in our common stock price in the first and fourth quarters of 2002.
      The restructuring expenses in 2003 and 2002 primarily related to the closure of our tractor manufacturing facility located in Coventry, England, which was announced in June 2002 and closed in July 2003. In addition, we recorded restructuring and other infrequent expenses associated with litigation related to our U.K. pension plan during 2003. See “Restructuring and Other Infrequent Expenses” for additional information.
      Interest expense, net was $60.0 million for 2003 compared to $57.4 million for 2002. The increase in interest expense was primarily due to higher debt levels, offset by lower interest rates in 2003 compared to 2002.
      Other expense, net was $26.0 million in 2003 compared to $20.3 million in 2002. Included in other expense, net are losses on sales of receivables primarily under our securitization facilities, which were $14.6 million in 2003 compared to $14.8 million in 2002. The decrease during 2003 is primarily due to lower interest rates in 2003 compared to 2002. We also experienced higher foreign exchange losses during 2003 than in 2002.
      We recorded an income tax provision of $41.3 million in 2003 compared to $99.8 million in 2002. Our effective tax rate was 42.0% during 2003 and was negatively impacted by losses in the United States in which no tax benefit was recorded. In 2002, we recognized a non-cash income tax charge of $91.0 million related to increasing the valuation allowance for United States deferred tax assets. SFAS No. 109, “Accounting for

Income Taxes,” requires the establishment of a valuation allowance where there is uncertainty as to the realizability of deferred tax assets. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate. We have not benefited any further losses generated in the United States from the time of this assessment.

Quarterly Results
      The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In millions except per share data)
2004:
Net sales	$1,115.7	$1,407.0	$1,216.5	$1,534.1
Gross profit	207.7	253.8	226.6	264.8
Income from operations(1)	64.2	98.3	71.7	89.3
Net income(1)	25.0	48.3	34.8	50.7
Net income per common share — diluted (1)(2)	0.31	0.50	0.36	0.52
2003:
Net sales	$757.2	$902.7	$800.3	$1,035.1
Gross profit	140.0	158.0	142.5	175.9
Income from operations(1)	37.9	43.1	39.4	63.9
Net income(1)	12.5	15.6	16.5	29.8
Net income per common share — diluted (1)(2)	0.17	0.21	0.22	0.39

(1)	For 2004, the quarters ended March 31, June 30, September 30 and December 31 include restructuring and other infrequent (income) expenses of $(6.6) million, $6.0 million, $1.7 million and $(1.0) million, respectively, thereby impacting net income per common share on a diluted basis by $(0.05), $0.07, $0.02 and $0.00, respectively.

For 2003, the quarters ended March 31, June 30, September 30 and December 31 also include restructuring and other infrequent expenses (income) of $7.0 million, $19.2 million, $1.6 million and $(0.2) million, respectively, thereby impacting net income per common share on a diluted basis by $0.06, $0.17, $0.02 and $0.01, respectively.

(2)	For the quarters ended March 31, June 30, September 30, and December 31, 2004 and the quarter ended December 31, 2003, net income per common share — diluted amounts have been presented to include the impact of the implementation of EITF Issue No. 04-08, which resulted in the addition of approximately 9.0 million shares for each of the quarters ended March 31, June 30, September 30 and December 31, 2004 and 0.8 million shares for the quarter ended December 31, 2003. See Note 1 to the Consolidated Financial Statements where this impact is more fully described.
Recent Acquisitions
      On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provided us with the opportunity to expand our business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The acquired assets and liabilities consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents. The results of operations for the Valtra acquisition have been included in our Consolidated Financial Statements from the date of acquisition. The Valtra acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. We recorded approximately $358.4 million of goodwill and approximately $156.9 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation. We completed the initial funding of the cash purchase price of Valtra through the issuance of $201.3 million principal amount of convertible senior subordinated notes in December 2003, funds borrowed under revolving credit and term loan facilities that were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that was also closed on January 5, 2004. See “Liquidity and Capital Resources” for additional information.
      We have applied to the Brazilian competition authority for its approval of the purchase of Valtra. At this time, we cannot predict with certainty when or whether the Brazlian competition authority will grant its approval. Under Brazilian law, we were permitted to complete the purchase of Valtra without having received such approval; however, the Brazilian competition authority has, while considering our request for approval, imposed conditions on how we operate both Valtra’s Brazilian business and our existing Brazilian business. These conditions include a requirement to maintain all manufacturing facilities, brands, products and distribution channels that existed prior to the acquisition. The timing and the conditions of such approval may delay or prevent us from fully executing our business plan for operating the Valtra business and our existing business or may force us to sell a portion of the Valtra business or our existing business. Any of these events could adversely affect our financial condition and results of operations.
Restructuring and Other Infrequent Expenses
      We recorded restructuring and other infrequent expenses of $0.1 million, $27.6 million and $42.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 expense consisted of an $8.2 million pre-tax write-down of property, plant and equipment associated with the rationalization of the Randers, Denmark combine manufacturing operations announced in July 2004, $3.3 million of severance and facility closure costs associated with the Randers rationalization, a $1.4 million charge associated with the rationalization of certain administrative functions within our Finnish tractor manufacturing facility as well as $0.5 million of charges associated with various rationalization initiatives in Europe and the U.S. initiated in 2002, 2003 and 2004. These charges were offset by gains on the sale of our Coventry, England manufacturing facility and related machinery and equipment of $8.3 million, $0.9 million of restructuring reserve reversals related to the Coventry closure and a reversal of $4.1 million of the previously established provision related to litigation involving our U.K. pension scheme. We did not record an income tax benefit associated with the charges relating to the Randers rationalization during 2004. The 2003 expense consisted of a $12.0 million charge associated with the closure of our Coventry, England manufacturing facility, a $12.4 million charge associated with litigation regarding our U.K. pension scheme, $2.5 million of costs associated with the closure of our DeKalb, Illinois manufacturing facility, $1.2 million of charges associated with various functional rationalizations initiated during 2002 and 2003 and a $1.5 million write-down of real estate associated with the closed Ag-Chem Willmar, Minnesota facility, offset by a $2.0 million gain related to the sale of machinery and equipment at auction from the Coventry, England facility. The 2002 expense consisted of $40.2 million associated with the closure of our Coventry, England manufacturing facility and $3.5 million primarily associated with various functional rationalizations, offset by a $1.0 million net gain related to the sale of two closed manufacturing facilities. See Note 3 to the consolidated financial statements for additional information.

Valtra Finland administrative rationalization
      During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish tractor manufacturing operations, resulting in the termination of approximately 60 employees. This rationalization was completed to improve our ongoing overhead cost structure. We recorded severance costs of approximately $1.4 million associated with this rationalization. The rationalization is more fully described in Note 3 to our Consolidated Financial Statements.

Randers, Denmark rationalization
      On July 2, 2004, we announced a plan to restructure our European combine manufacturing operations located in Randers, Denmark. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operation, by simplifying the model range and eliminating the facility’s component manufacturing operations. We will outsource manufacturing of the majority of parts and components to suppliers and retain critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we will reduce the Randers workforce by approximately 300 employees and permanently eliminate 70% of the square footage utilized. Our plans also include a rationalization of the combine model range to be assembled in Randers, retaining the production of high specification, high value combines. As a result of the restructuring plan, we estimate that it will generate annual savings of approximately $7 million to $8 million. Cash restructuring costs recorded during 2004 were approximately $3.3 million, which were primarily related to employee severance and retention payments. In addition, we recorded an $8.2 million write-down of property, plant and equipment during 2004 associated with the impairment of real estate and machinery and equipment within the component manufacturing operations. The rationalization is more fully described in Note 3 to our Consolidated Financial Statements. We have also recorded approximately $3.7 million of inventory write-downs reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the restructuring plan.

Coventry Rationalization
      During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities, resulting in the termination of approximately 1,050 employees. The closure of this facility is consistent with our strategy to reduce excess manufacturing capacity. The facility manufactured transaxles and assembled tractors in the range of 50-110 horsepower. The trend towards higher horsepower tractors resulting from the consolidation of farms had caused this product segment of the industry to decline over recent years, which negatively impacted the facility’s utilization. In 2003, we completed the transfer of production to our Beauvais facility, although we experienced cost inefficiencies and production delays primarily due to supplier delivery issues. Those inefficiencies were largely corrected in 2004. We estimate that we have reduced manufacturing overhead costs as a result of the Coventry rationalization project by approximately $20 million when adjusted for changes in production volume from year to year. Approximately $40.2 million and $12.0 million of restructuring and other infrequent expenses were recorded associated with this rationalization during 2002 and 2003, respectively. The 2002 charge included a $11.2 million impairment charge associated with the write-down of property, plant and equipment resulting from the facility closure. During 2004, we reversed approximately $0.9 million of provisions related to the restructuring that had been previously established to reflect more accurate estimates of remaining obligations. We also recorded a gain on the sale of the facility of approximately $6.9 million that was sold in January 2004, as well as approximately $2.0 million and $1.4 million of gains on the sale of related machinery and equipment during 2003 and 2004, respectively. The components of the restructuring and other infrequent expenses (income) recorded during 2002, 2003 and 2004 are summarized in Note 3 to our Consolidated Financial Statements.
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
      As a result of the High Court’s ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore we recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses,” of approximately £7.5 million (or approximately $12.4 million) to reflect our estimate of the additional pension liability associated with previous early retirement programs. Subsequently, as full details of the Court of Appeal judgment were published, we received more detailed legal advice regarding the specific circumstances in which the past voluntary retirements would be subject to the Court’s ruling. Based on this advice, we completed a detailed review of past terminations during the fourth quarter of 2004, and concluded that the number of former employees who are considered to be eligible to receive enhanced pensions under the Court’s ruling was lower than our initial estimate. We therefore reduced the established provision by approximately £2.5 million (or approximately $4.1 million) during the fourth quarter of 2004, which was included in “Restructuring and other infrequent expenses” in our Consolidated Statements of Operations.

DeKalb Rationalization
      In March 2003, we announced the closure of our Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to our facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. The DeKalb plant assembled Challenger track tractors in the range of 235 to 500 horsepower. After a review of cost reduction alternatives, it was determined that current and future production levels at that time were not sufficient to support a stand-alone track tractor site. In connection with the restructuring plan, we recorded approximately $2.5 million of restructuring and other infrequent expenses during 2003, which included the termination of approximately 135 employees. We estimate that we have reduced costs during 2004 by approximately $8.0 million as a result of the closure. We sold the DeKalb facility real estate during the fourth quarter of 2004 for approximately $3.0 million before associated selling costs, and recorded a net loss on the sale of the facilities of approximately $0.1 million. The loss was reflected in “Restructuring and other infrequent expenses” in our Consolidated Statements of Operations. The components of the restructuring expenses incurred during 2003 are more fully described in Note 3 to our Consolidated Financial Statements.

2002, 2003 and 2004 Functional Rationalizations
      During 2002 and 2003, we initiated several rationalization plans and recorded restructuring and other infrequent expenses of approximately $3.4 million and $1.2 million, respectively. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel, certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany, as well as a European combine engineering rationalization that was initiated during 2003. During 2004, we recorded $0.2 million of restructuring and other infrequent expenses associated with these European rationalization initiatives, as well as $0.2 million of charges related to the closure and consolidation of Valtra’s U.S. and Canadian sales offices into our existing U.S. and Canadian sales organizations. Of the $5.0 million of total costs, approximately $4.0 million relate to severance costs associated with the termination of approximately 215 employees in total. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold, as well as engineering and SG&A expenses. These expenses are discussed more fully in Note 3 to our Consolidated Financial Statements.

1999 Through 2001 Rationalizations
      In 2001, we announced our plans to rationalize certain facilities as part of the Ag-Chem acquisition integration, and we consolidated our Willmar, Minnesota manufacturing facility and our Ag-Chem Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. We recorded approximately $8.5 million associated with the rationalization during 2001 and approximately $0.1 million of costs during 2002. During the fourth quarter of 2003, we wrote down the carrying value of the real estate of the Willmar facility and recorded an impairment charge of approximately $1.5 million, which was reflected in “Restructuring and other infrequent expenses” in our Consolidated Statements of Operations. During the fourth quarter of 2004, we sold a portion of the Willmar facility for approximately $0.8 million.
      In 2000, we permanently closed our combine manufacturing facility in Independence, Missouri, and in 1999, we permanently closed our Coldwater, Ohio manufacturing facility. We did not record any restructuring and other infrequent expenses in 2002 or 2003 related to these closures. During 2002, we sold the Independence and Coldwater facilities and recorded a net gain on the sale of the two facilities of approximately $1.0 million, which was reflected in “Restructuring and other infrequent expenses” in our Consolidated Statements of Operations. These rationalization initiatives are more fully described in Note 3 to our Consolidated Financial Statements.
Critical Accounting Policies
      We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 in the notes to our consolidated financial statements. We believe that our application of the policies discussed below involve significant levels of judgments, estimates and complexity.

Allowance for Doubtful Accounts
      We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectibility of trade receivables. Our loss experience was approximately 0.2% of net sales in 2004.

Discount and Sales Incentive Allowances
      Allowances for discounts and sales incentives are made at the time of sale based on retail sales incentive programs available to the dealer or retail customer. The cost of these programs depends on various factors including the timing of the retail sale and the programs in place at that time. These retail sales incentives may also be revised between the time we record the sale and the time the retail sale occurs. We monitor these factors and revise our provisions when necessary. At December 31, 2004, we had recorded an allowance for discounts and sales incentives of approximately $84.7 million. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, our reserve would increase by approximately $6.9 million as of December 31, 2004. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $6.9 million.

Inventory Reserves
      Inventories are valued at the lower of cost or market. Determination of cost includes estimates for surplus and obsolete inventory based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory adjustments.

Deferred Income Taxes
      We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-

planning strategies, in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections. In 2002, we recognized a non-cash income tax charge of $91.0 million related to increasing the valuation allowance for certain United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not the deferred tax assets will not be realized. In accordance with SFAS No. 109, we periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income and determine if adjustments to the valuation allowance are appropriate. As a result of these assessments, there are certain tax jurisdictions where we do not benefit further losses. We have not benefited losses generated in the United States in 2003 and 2004 or with respect to the losses incurred in Denmark in 2004. At December 31, 2004 and 2003, we had deferred tax assets, net of valuation allowances, of $287.9 million and $287.9 million, respectively, including $188.2 million and $211.7 million, respectively, related to net operating loss carryforwards. At December 31, 2004 and 2003, we had recorded total valuation allowances as an offset to the deferred tax assets of $142.9 million and $141.7 million, respectively, primarily related to net operating loss carryforwards in Argentina, Denmark and the United States. Realization of the remaining net deferred tax assets depends on generating sufficient taxable income in future periods. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

Warranty and Additional Service Actions
      See Note 1 to our Consolidated Financial Statements for more information regarding costs and assumptions for warranties.
      We make provisions for estimated expenses related to product warranties at the time products are sold. We base these estimates on historical experience of the nature, frequency and average cost of warranty claims. In addition, the number and magnitude of additional service actions expected to be approved, and policies related to additional service actions, are taken into consideration. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect net income.
      Our estimate of warranty obligations is reevaluated on a quarterly basis. Experience has shown that initial data for any product series line can be volatile; therefore, our process relies upon long-term historical averages until sufficient data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting balances are then compared with present spending rates to ensure that the accruals are adequate to meet expected future obligations.

Insurance Reserves
      We provide insurance reserves for our estimates of losses due to claims for worker’s compensation, product liability and other liabilities for which we are self-insured. We base these estimates on the ultimate settlement amount of claims, which often have long periods of resolution. We closely monitor the claims to maintain adequate reserves.

Pensions
      We have defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Brazil. See Note 8 to our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.
      Nature of Estimates Required — The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries as provided by management. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

      Assumptions and Approach Used — The assumptions used in developing the required estimates include the following key factors:

• Discount rates	• Inflation
• Salary growth	• Expected return on plan assets
• Retirement rates	• Mortality rates
      We base the discount rate used to determine the projected benefit obligation for our U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For our non-U.S. plans, we base the discount rate on comparable indices within each of those countries. The measurement date with respect to our U.K. pension scheme is September 30 of each year. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflects our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumptions reflects asset allocations, investment strategy and the views of investment managers. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.
      Our U.S. and U.K. pension plans represent approximately 92% of our consolidated projected benefit obligation as of December 31, 2004. If the discount rate used to determine the 2004 projected benefit obligation for our U.S. plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.4 million at December 31, 2004, and our 2005 pension expense would increase by a nominal amount. If the discount rate used to determine the 2004 projected benefit obligation for our U.S. plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.3 million, and our 2005 pension expense would decrease by a nominal amount. If the discount rate used to determine the projected benefit obligation for our U.K. scheme was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $24.3 million at December 31, 2004, and our 2005 pension expense would increase by approximately $1.9 million. If the discount rate used to determine the projected benefit obligation for our U.K. scheme was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $23.1 million at December 31, 2004, and our 2005 pension expense would decrease by approximately $1.9 million.

Other Postretirement Benefits (Retiree Health Care and Life Insurance)
      We provide certain postretirement health care and life insurance benefits for certain employees principally in the United States. See Note 8 to our Consolidated Financial Statements for more information regarding costs and assumptions for other postretirement benefits.
      Nature of Estimates Required. The measurement of our obligations, costs and liabilities associated with other postretirement benefits (i.e., retiree health care and life insurance) requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases and demographic experience, which may have an effect on the amount and timing of future payments.
      Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

• Health care cost trends	• Inflation
• Discount rates	• Expected return on plan assets
• Salary growth	• Mortality rates
• Retirement rates
      Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigation actions (including further employee cost sharing, administrative improvements and other efficiencies) and an assessment of likely long-term trends. We base the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans on the Moody’s

Investor Service Aa bond yield as of December 31 of each year. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.
      If the discount rate used to determine the 2004 projected benefit obligation for our U.S. postretirement benefit plans were decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.2 million at December 31, 2004, and our 2005 pension expense would increase by approximately $0.1 million. If the discount rate used to determine the 2004 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.2 million, and our 2005 pension expense would decrease by approximately $0.1 million.
      For measuring the expected postretirement benefit obligation at December 31, 2004, a 10% health care cost trend rate was assumed for 2005, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2004 and the accumulated postretirement benefit obligation at December 31, 2004 (in millions):

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on service and interest cost	$0.3	$(0.2)
Effect on accumulated benefit obligation	$4.5	$(3.8)

Litigation
      We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether or not they may, when resolved, have a material adverse effect on our financial position or results of operations.

Goodwill and Indefinite-Lived Assets
      On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 required that an initial impairment assessment be performed on all goodwill and indefinite-lived intangible assets in the first quarter of 2002. SFAS No. 142 also established a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our initial assessment and our annual assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. In addition, we combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments reported under the guidance of SFAS No. 131 are not our reporting units, with the exception of our Asia Pacific geographical segment.
      We utilized a combination of valuation techniques, including a discounted cash flow approach, a market multiple approach and a comparable transaction approach when making our initial and subsequent annual and interim assessments. As part of our adoption of SFAS No. 142 in 2002, we determined that goodwill associated with our Argentina and AGCO North American reporting units was impaired, due to the fact that the enterprise book values of these reporting units were greater than their respective calculated fair values.

As a result, we recorded a pre-tax write-down of goodwill of $27.7 million, which resulted in reducing the carrying value of both the Argentina and AGCO North American reporting units’ goodwill to zero. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million in income taxes, in the first quarter of 2002. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2004 and 2003, respectively, indicated that no further reduction in the carrying amount of goodwill was required in 2004 and 2003.
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
      As a result of the Valtra acquisition, we completed a number of debt and equity capital transactions which provided funding for the Valtra acquisition and refinanced the majority of our outstanding debt facilities. Our current financing and funding sources are $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million principal amount 6 7/8% senior subordinated notes due 2014, $250.0 million principal amount 9 1/2% senior notes due 2008, approximately $499.1 million of accounts receivable securitization facilities, a $300.0 million revolving credit facility, a $275.5 million term loan facility and a €110.1 million term loan facility.
      On December 23, 2003, we sold $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 under a private placement offering. The convertible senior subordinated notes are unsecured obligations and are convertible into shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on September 30 and December 31 of each year, beginning September 30, 2004. The convertible senior subordinated notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. Holders of the notes may convert the notes into shares of our common stock at a conversion rate of 44.7193 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on December 31, 2033, only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.
      On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million Euro denominated term loan. This facility replaced our $350.0 million multi-currency revolving credit facility. The revolving credit facility will mature in March 2008. The maturity date of the revolving credit facility may be extended to December 2008 if our existing 9 1/2% senior notes due 2008 are refinanced on terms specified by the lenders prior to March 2008. Both term loans will amortize at the rate of one percent per annum until the maturity date. We were required to prepay approximately $22.3 million of the U.S. dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from the common stock public offering in April 2004. Beginning on March 31, 2005, and each year thereafter, we may be required to prepay a portion of the term loans depending on the amount of cash flow generated in the prior year. In addition to these prepayments, we are required to make quarterly payments towards the U.S. dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively. The maturity date for the term loans is March 2008. The maturity date of the term loans may be extended to June 2009 if the 9 1/2% senior notes are refinanced on terms specified by the lenders prior to March 2008. The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 2.00%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2004, we had total borrowings of $424.7 million under the credit facility, which included $275.5 million under the U.S. dollar denominated term loan facility and €110.1 million (approximately $149.2 million) under the Euro denominated term loan facility. As of December 31, 2004, we had availability to borrow $291.2 million under the revolving credit facility.
      On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering, and received proceeds of approximately $300.1 million. We used the net proceeds to repay a $100.0 million interim bridge loan facility that we used in part to acquire Valtra, to repay borrowings under our credit facility, and to pay offering related fees and expenses.
      On April 23, 2004, we sold €200.0 million of 6 7/8% senior subordinated notes due 2014, and received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to our 9 1/2% senior notes, and any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year, beginning October  15, 2004. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, we also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.
      We used the net proceeds received from the issuance of the 6 7/8% senior subordinated notes, as well as available cash, to redeem our $250.0 million principal amount of 8 1/2% senior subordinated notes on May 24, 2004.
      The 9 1/2% senior notes are unsecured obligations and are redeemable at our option, in whole or in part, commencing May 1, 2005 initially at 104.75% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on May 1, 2007. The indenture governing the senior notes requires us to offer to repurchase the senior notes at 101% of their principal amount, plus accrued interest to the date of the repurchase, in the event of a change in control. The senior notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.
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

      Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. At December 31, 2004, the aggregate amount of these facilities was $499.1 million. During the second quarter 2004, we amended certain provisions of its United States and Canada receivable securitization facilities, primarily to increase the facilities by $30.0 million and $10.0 million, respectively, and to eliminate default triggers associated with our credit ratings. The outstanding funded balance of $458.9 million as of December 31, 2004 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Rabobank, has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s and two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to have the ratings triggers eliminated from the agreement.
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
      Cash flow provided by operating activities was $265.9 million for 2004, compared to $88.0 million for 2003. The increase in operating cash flow is a result of higher earnings as well as decreases in working capital excluding the impact of the Valtra acquisition (as more fully described below). In addition, during 2003, we had cash restructuring payments relating primarily to the closure of the Coventry facility of approximately $41.6 million compared to $3.9 million in 2004.
      Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,045.5 million in working capital at December 31, 2004, as compared with $755.4 million at December 31, 2003. Accounts receivable and inventories, combined, were $535.4 million higher than at December 31, 2003. The increase includes approximately $275.9 million of receivables and inventories related to the Valtra acquisition. The remaining increase in inventories and receivables is due primarily to sales growth and foreign currency translation.
      Capital expenditures for 2004 were $78.4 million compared to $78.7 million in 2003. Capital expenditures made during 2004 were primarily related to enhancing new and existing products and facility, equipment and systems improvements.
      Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 44.7% at December 31, 2004 compared to 44.0% at December 31, 2003. The increase is primarily attributable to higher debt incurred to fund the Valtra acquisition.
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

Contractual Obligations
      The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of December 31, 2004 are as follows (in millions):

		Payments Due By Period

			2006 to	2008 to	2010 and
	Total	2005	2007	2009	Beyond

Long-term debt	$1,158.6	$6.9	$13.1	$662.5	$476.1
Interest payments related to long-term debt (1)	359.7	64.3	127.7	61.0	106.7
Capital lease obligations	1.5	1.3	0.2	—	—
Operating lease obligations	86.8	24.4	30.1	13.5	18.8
Unconditional purchase obligations(2)	114.7	33.3	40.0	40.2	1.2
Other short-term and long-term obligations (3)	295.5	81.1	40.0	38.8	135.6

Total contractual cash obligations	$2,016.8	$211.3	$251.1	$816.0	$738.4

		Amount of Commitment Expiration
		Per Period

			2006 to	2008 to	2010 and
	Total	2005	2007	2009	Beyond

Standby letters of credit and similar instruments	$8.8	$8.8	$—	$—	$—
Guarantees	95.1	77.1	14.2	3.8	—
Standby repurchase obligations	0.6	0.3	0.2	0.1	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments and lines of credit	$104.5	$86.2	$14.4	$3.9	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with a third party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately $20.0 million per year through December 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.
Off-Balance Sheet Arrangements

Guarantees
      At December 31, 2004, we were obligated under certain circumstances to purchase, through the year 2009, up to $16.8 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values. On December 31, 2003, we entered into an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial position or results of operations.

      From time to time, we sell certain trade receivables under factoring arrangements to financial institutions throughout the world. We evaluate the sale of such receivables pursuant to the guidelines of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” and have determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
      At December 31, 2004, we guaranteed indebtedness owed to third parties of approximately $78.3 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

Other
      At December 31, 2004, we had foreign currency forward contracts to buy an aggregate of approximately $30.8 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $291.0 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Foreign Currency Risk Management” for further information.

Contingencies
      We have received assessments from Brazilian tax authorities regarding transaction taxes payable on certain foreign currency gains and losses. We are currently contesting the assessments and disputing the calculation method applied by the tax authorities. We believe that it is not probable or likely the assessments will have to be paid. The total assessment approximates $9.0 million to $9.5 million. We anticipate that it may take significant time to resolve the dispute with the Brazilian tax authorities.
      In October 2004 we were notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $14.0 million). We are vigorously contesting the claim. No legal proceedings have been initiated and discussions between AGCO and the customer are ongoing.
Related Parties
      Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in our retail finance joint ventures which are located in the United States, Canada, the United Kingdom, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than 49%, or approximately $31.7 million, of the solvency requirements of the Brazil joint venture. In Brazil, our joint venture company has an agency relationship with Rabobank whereby Rabobank provides funding.
      Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. As discussed previously, at December 31, 2004 we were obligated under certain circumstances to purchase through the year 2009 up to $16.8 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, our retail joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, as discussed under “Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail joint ventures. The cost of those programs is recognized at the time of sale to our dealers.
      During 2004 and 2003, we had net sales of approximately $186.5 million and $116.1 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is a member of our Board of Directors.

      During 2004 and 2003, we purchased approximately $2.4 million and $2.6 million, respectively, of equipment components from our manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.
Outlook
      Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation and general economic conditions.
      Industry conditions for retail sales of agricultural equipment are expected to be mixed in 2005 compared to 2004. In North America, despite the decline in commodity prices in the second half of 2004, retail farm equipment demand is expected to remain stable in 2005 as farmers are expected to continue to invest in equipment resulting from high farm income generated in 2004. In addition, government farm support payments are expected to partially offset the impact of lower commodity prices. In Europe, industry retail demand is expected to be relatively flat as the benefits of a stronger harvest in 2004 is anticipated to be offset by lower commodity prices and the impact of the strong Euro. In South America, lower commodity prices, higher input costs and the weak dollar are expected to negatively impact farm income. As a result, industry retail demand is expected to decline significantly in 2005 compared to the strong levels of 2004.
      Based on this market outlook, net income is expected to remain relatively flat in 2005 compared to 2004. The impact of anticipated market declines in our profitable South America operations and higher investments in engineering expenses are expected to be offset by the benefits of improved productivity and other cost reduction and distribution initiatives. In addition, the weighted average shares outstanding used to calculate earnings per share are expected to be higher to reflect additional common shares issued in March 2004.
Foreign Currency Risk Management
      We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa and Asia where revenue is primarily denominated in British pounds, Euros or United States dollars. See Note 15 to the consolidated financial statements for sales by customer location. Our most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
      All derivatives are recognized on our consolidated balance sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings.

      The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2004 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average
	Amount	Contract	Fair Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(7.3)	1.34	$(0.3)
British pound	7.9	0.52	—
Canadian dollar	(41.4)	1.23	(0.8)
Danish krone	7.2	5.64	0.2
Euro	(179.8)	0.75	(2.7)
Japanese yen	15.7	103.71	0.2
Mexican peso	(31.2)	11.35	(0.4)
New Zealand dollar	(1.9)	1.39	—
Norwegian krone	(16.4)	6.10	—
Polish zloty	(1.9)	3.03	—
South African rand	(0.6)	5.83	—
Swedish krona	(10.5)	6.57	0.2

			$(3.6)

*	Per United States dollar
      Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
      We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior notes, our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10.0% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2004 would have increased by approximately $0.8 million.
      We had no interest rate swap contracts outstanding during the years ended December 31, 2004 and 2003.
Accounting Changes
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As required by SFAS 123R, we will adopt this new accounting standard effective July 1, 2005. We estimate the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $3.4 million in the second half of 2005.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition.
      On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.
      The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500 million and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the United States is generally equal to 5.25% of the qualifying dividend. The AJCA generally allows companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. We did not propose a qualifying plan of repatriation for 2004. We are currently assessing whether we will propose a plan of qualifying repatriation in 2005. The estimated range of dividend amounts that we may consider would not exceed eligible dividend amounts allowable under the AJCA.
      During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF Issue No. 04-08 requires that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. We adopted EITF 04-08 during the fourth quarter of 2004 and have included approximately 9.0 million additional shares of common stock that may be issued upon conversion of our outstanding 1 3/4% convertible senior subordinated notes in our diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. In addition, diluted earnings per share is required to be restated for each period that the convertible debt was outstanding. AGCO’s convertible senior subordinated notes were issued on December 23, 2003. As we are not benefiting losses in the United States for tax purposes, the interest expense associated with the convertible senior subordinated notes included in the diluted earnings per share calculation does not reflect an income tax benefit. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is presented in Note 1 to our Consolidated Financial Statements.
      On May 19, 2004, the FASB, issued FASB Staff Position 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We are currently evaluating whether or not the benefits provided by our postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act. Decisions regarding the impact of the Act on our plans will be addressed after the completion of that evaluation, but we currently do not expect the impact to be material.
      In December 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (Revised December 2003)”, (“FIN 46R”), which addresses the consolidation by business enterprises of variable interest entities, to which the usual condition of consolidating a controlling financial interest does not apply. FIN 46R requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46R, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46R, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. The provisions of FIN 46R must be applied no later than the first interim period ending after March 15, 2004; however, all public companies were required to apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. We analyzed the provisions of FIN 46R as they relate to our current securitization facilities and special purpose entity related to these facilities, and concluded that we do not believe they are impacted by this interpretation. In addition, we analyzed the provisions of FIN 46R as they relate to the accounting for our investments in joint ventures and determined that we are the primary beneficiary of one of our joint ventures, GIMA. GIMA was established in 1994 between AGCO and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture. On July 1, 2003, we began consolidating the accounts of GIMA. Historically, we accounted for our investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on our results of operations or financial position.
      In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement benefits-an amendment of FASB Statements No. 87, 88 and 106.” This statement requires disclosures in addition to those required by the original SFAS No. 132 related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures were required for our year ended December 31, 2003 for our U.S. defined benefit plans and for all of our defined benefit plans for the year ended December 31, 2004. See Note 8 to our Consolidated Financial Statements.
Forward Looking Statements
      Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry conditions, net sales and income, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest and future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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
      The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risk Management” and “— Interest Rates” on pages 36 and 37 under Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
      The following consolidated financial statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2004 are included in this item:
      The information under the heading “Quarterly Results” of Item 7 on page 23 of this Form 10-K is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AGCO Corporation:
      We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AGCO Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
March 14, 2005

AGCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,

	2004	2003	2002

Net sales	$5,273.3	$3,495.3	$2,922.7
Cost of goods sold	4,320.4	2,878.9	2,390.9

Gross profit	952.9	616.4	531.8
Selling, general and administrative expenses (includes restricted stock compensation expense of $0.5 million, $0.6 million and $44.1 million for the years ended December 31, 2004, 2003 and 2002, respectively)	509.8	331.4	327.0
Engineering expenses	103.7	71.4	57.2
Restructuring and other infrequent expenses	0.1	27.6	42.7
Amortization of intangibles	15.8	1.7	1.4

Income from operations	323.5	184.3	103.5
Interest expense, net	77.0	60.0	57.4
Other expense, net	22.1	26.0	20.3

Income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle	224.4	98.3	25.8
Income tax provision	86.2	41.3	99.8

Income (loss) before equity in net earnings of affiliates and cumulative effect of a change in accounting principle	138.2	57.0	(74.0)
Equity in net earnings of affiliates	20.6	17.4	13.7

Income (loss) before cumulative effect of a change in accounting principle	158.8	74.4	(60.3)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)

Net income (loss)	$158.8	$74.4	$(84.4)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$1.84	$0.99	$(0.81)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.33)

Net income (loss)	$1.84	$0.99	$(1.14)

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$1.71	$0.98	$(0.81)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.33)

Net income (loss)	$1.71	$0.98	$(1.14)

Weighted average number of common and common equivalent shares outstanding:
Basic	86.2	75.2	74.2

Diluted	95.6	75.8	74.2

See accompanying notes to consolidated financial statements.

AGCO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$325.6	$147.0
Accounts and notes receivable, net	823.2	553.6
Inventories, net	1,069.4	803.6
Deferred tax assets	127.5	128.3
Other current assets	58.8	52.0

Total current assets	2,404.5	1,684.5
Property, plant and equipment, net	593.3	434.2
Investment in affiliates	114.5	91.6
Deferred tax assets	146.1	138.8
Other assets	70.1	72.5
Intangible assets, net	238.2	86.1
Goodwill	730.6	331.7

Total assets	$4,297.3	$2,839.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.9	$2.2
Accounts payable	601.9	393.2
Accrued expenses	660.3	490.2
Other current liabilities	89.9	43.5

Total current liabilities	1,359.0	929.1
Long-term debt, less current portion	1,151.7	711.1
Pensions and postretirement health care benefits	247.3	201.9
Other noncurrent liabilities	116.9	91.2

Total liabilities	2,874.9	1,933.3

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 90,394,292 and 75,409,655 shares issued and outstanding in 2004 and 2003, respectively	0.9	0.8
Additional paid-in capital	893.2	590.3
Retained earnings	793.8	635.0
Unearned compensation	(0.2)	(0.5)
Accumulated other comprehensive loss	(265.3)	(319.5)

Total stockholders’ equity	1,422.4	906.1

Total liabilities and stockholders’ equity	$4,297.3	$2,839.4

See accompanying notes to consolidated financial statements.

AGCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

								Accumulated Other Comprehensive Loss

								Additional		Deferred	Accumulated
	Preferred Stock		Common Stock		Additional			Minimum	Cumulative	Gains	Other	Total	Comprehensive
					Paid-In	Retained	Unearned	Pension	Translation	(Losses) on	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Liability	Adjustment	Derivatives	Loss	Equity	(Loss)

Balance, December 31, 2001	—	$—	72,311,107	$0.7	$531.5	$645.0	$(0.6)	$(37.1)	$(334.2)	$(5.9)	$(377.2)	$799.4
Net loss	—	—	—	—	—	(84.4)	—	—	—	—	—	(84.4)	$(84.4)
Issuance of common stock, net of offering expenses	—	—	1,020,356	0.1	21.3	—	—	—	—	—	—	21.4
Issuance of restricted stock	—	—	1,088,072	—	24.5	—	(3.1)	—	—	—	—	21.4
Stock options exercised	—	—	777,750	—	9.0	—	—	—	—	—	—	9.0
Income tax benefit of stock options exercised	—	—	—	—	1.3	—	—	—	—	—	—	1.3
Amortization of unearned compensation	—	—	—	—	—	—	3.0	—	—	—	—	3.0
Additional minimum pension liability, net	—	—	—	—	. —	—	—	(56.8)	—	—	(56.8)	(56.8)	(56.8)
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	—	—	0.9	0.9	0.9	0.9
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	—	—	0.4	0.4	0.4	0.4
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	2.0	—	2.0	2.0	2.0

Balance, December 31, 2002	—	—	75,197,285	0.8	587.6	560.6	(0.7)	(93.9)	(332.2)	(4.6)	(430.7)	717.6	(137.9)

Net income	—	—	—	—	—	74.4	—	—	—	—	—	74.4	74.4
Issuance of restricted stock	—	—	14,150	—	0.3	—	—	—	—	—	—	0.3
Stock options exercised	—	—	198,220	—	2.4	—	—	—	—	—	—	2.4
Amortization of unearned compensation	—	—	—	—	—	—	0.2	—	—	—	—	0.2
Additional minimum pension liability, net	—	—	—	—	—	—	—	(34.5)	—	—	(34.5)	(34.5)	(34.5)
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)	(0.8)	(0.8)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	—	—	2.7	2.7	2.7	2.7
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	143.8	—	143.8	143.8	143.8

Balance, December 31, 2003	—	—	75,409,655	0.8	590.3	635.0	(0.5)	(128.4)	(188.4)	(2.7)	(319.5)	906.1	185.6

Net income	—	—	—	—	—	158.8	—	—	—	—	—	158.8	158.8
Issuance of common stock, net of offering expenses	—	—	14,720,000	0.1	299.4	—	—	—	—	—	—	299.5
Issuance of restricted stock	—	—	7,487	—	0.2	—	—	—	—	—	—	0.2
Stock options exercised	—	—	257,150	—	3.3	—	—	—	—	—	—	3.3
Amortization of unearned compensation	—	—	—	—	—	—	0.3	—	—	—	—	0.3
Additional minimum pension liability, net	—	—	—	—	—	—	—	(18.9)	—	—	(18.9)	(18.9)	(18.9)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	—	—	3.8	3.8	3.8	3.8
Change in cumulative translation adjustment	—	—	—	—	—	—	—	—	69.3	—	69.3	69.3	69.3

Balance, December 31, 2004	—	$—	90,394,292	$0.9	$893.2	$793.8	$(0.2)	$(147.3)	$(119.1)	$1.1	$(265.3)	$1,422.4	$213.0

See accompanying notes to consolidated financial statements.

AGCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$158.8	$74.4	$(84.4)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of taxes	—	—	24.1
Depreciation	84.3	58.8	47.8
Deferred debt issuance cost amortization	13.2	5.4	3.1
Amortization of intangibles	15.8	1.7	1.4
Restricted stock compensation	0.3	0.5	24.4
Equity in net earnings of affiliates, net of cash received	(6.1)	(0.8)	(2.7)
Deferred income tax (benefit) provision	14.5	(12.3)	48.4
Gain on sale of property, plant and equipment	(8.7)	—	—
Write-down of property, plant and equipment	9.5	1.6	11.6
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(39.9)	11.5	43.4
Inventories, net	(65.1)	13.8	(119.0)
Other current and noncurrent assets	(10.5)	(20.4)	2.2
Accounts payable	53.2	(16.5)	7.4
Accrued expenses	38.5	(50.9)	66.2
Other current and noncurrent liabilities	8.1	21.2	(0.7)

Total adjustments	107.1	13.6	157.6

Net cash provided by operating activities	265.9	88.0	73.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(78.4)	(78.7)	(54.9)
Proceeds from sales of property, plant and equipment	46.0	14.9	13.8
(Purchase)/sale of businesses, net of cash acquired	(765.7)	1.5	(60.7)
Proceeds from sale of unconsolidated affiliates, net	1.0	4.5	1.2

Net cash used for investing activities	(797.1)	(57.8)	(100.6)

Cash flows from financing activities:
Proceeds from debt obligations	1,450.5	1,372.8	659.8
Repayments of debt obligations	(1,036.9)	(1,288.5)	(637.6)
Proceeds from issuance of common stock	303.0	2.5	10.3
Payment of debt issuance costs	(21.1)	(9.8)	—

Net cash provided by financing activities	695.5	77.0	32.5

Effects of exchange rate changes on cash and cash equivalents	14.3	5.5	0.3

Increase in cash and cash equivalents	178.6	112.7	5.4
Cash and cash equivalents, beginning of year	147.0	34.3	28.9

Cash and cash equivalents, end of year	$325.6	$147.0	$34.3

See accompanying notes to consolidated financial statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Business
      AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and White™ Planters. The Company distributes most of its products through a combination of approximately 3,900 independent dealers and distributors. In addition, the Company provides retail financing in North America, the United Kingdom, Australia, France, Germany, Spain and Brazil through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”.

Basis of Presentation
      The Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined as the primary beneficiary under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”). The Company records investments in all other affiliate companies using the equity method of accounting. Other investments representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
      Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition
      Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to the independent dealer, distributor or other customer. Payment terms vary by market and product with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title are those enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories, deferred income tax valuation allowances, intangible assets and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty, product liability and workers’ compensation obligations and pensions and postretirement benefits.

Cash and Cash Equivalents
      The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2004 of $233.0 million consisted of overnight repurchase agreements with financial institutions.
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
      For sales outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
United States and Canada, where approximately 21.5% of the Company’s net sales were generated in 2004, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from 6 to 12 months with the exception of certain seasonal products, which bear interest after various periods depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2004, 14.6%, 6.0%, 0.7% and 0.2% of the Company’s net sales had maximum interest-free periods ranging from 1 to 6 months, 7 to 12 months, 13 to 20 months and 21 months or more, respectively. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.
      Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Accounts and notes receivable allowances at December 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Sales incentive discounts	$84.7	$76.5
Doubtful accounts	54.9	47.2

	$139.6	$123.7

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

Inventories
      Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost. At December 31, 2004 and 2003, the Company had recorded $105.8 million and $83.6 million as adjustments for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”
      Inventories, net at December 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Finished goods	$432.5	$285.3
Repair and replacement parts	313.2	270.2
Work in process	103.6	80.7
Raw materials	220.1	167.4

Inventories, net	$1,069.4	$803.6

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, plant and equipment, net at December 31, 2004 and 2003 consisted of the following (in millions):

	2004	2003

Land	$50.8	$48.6
Buildings and improvements	216.4	164.3
Machinery and equipment	588.5	473.3
Furniture and fixtures	121.4	107.9

Gross property, plant and equipment	977.1	794.1
Accumulated depreciation and amortization	(383.8)	(359.9)

Property, plant and equipment, net	$593.3	$434.2

Goodwill and Other Intangible Assets
      On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 required companies to cease amortizing goodwill and other indefinite-lived intangible assets on December 31, 2001 that were in existence at June 30, 2001. Any goodwill and other indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 required that an initial impairment assessment be performed on all goodwill and indefinite-lived intangible assets. SFAS No. 142 also established a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s initial assessment and its annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131 are not its reporting units, with the exception of its Asia Pacific geographical segment.
      The Company utilized a combination of valuation techniques, including a discounted cash flow approach, a market multiple approach and a comparable transaction approach when making its initial and subsequent annual and interim assessments. As part of its adoption of SFAS No. 142 in 2002, the Company determined that goodwill associated with its Argentina and AGCO North American reporting units was impaired, due to the fact that the enterprise book values of these reporting units were greater than their respective calculated fair values. As a result, the Company recorded a pre-tax write-down of goodwill of $27.7 million, which resulted in reducing the carrying value of both the Argentina and AGCO North American reporting units’ goodwill to zero. This write-down was recognized as a cumulative effect of a change in accounting principle of $24.1 million, net of $3.6 million in income taxes, in the first quarter of 2002. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2004 and 2003, respectively, indicated that no further reduction in the carrying amount of goodwill was required in 2004 and 2003.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s acquired intangible assets are as follows (in millions):

	December 31, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization

Amortized intangible assets:
Trademarks and tradenames	$32.9	$(3.7)	$31.8	$(2.5)
Customer relationships	81.7	(9.4)	3.5	(1.0)
Patents and technology	51.4	(7.8)	1.1	(0.2)

Total	$166.0	$(20.9)	$36.4	$(3.7)

Unamortized intangible assets:
Trademarks	$93.1		$53.4

      The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives which range from 3 to 30 years. For the years ended December 31, 2004, 2003 and 2002, acquired intangible asset amortization was $15.8 million, $1.7 million and $1.4 million, respectively. The Company estimates amortization of existing intangible assets will be $17.1 million for 2005, $17.0 million for 2006, $16.4 million for 2007 and $16.2 million for each of 2008 and 2009.
      In accordance with SFAS No. 142, the Company ceased amortizing one of its trademarks, which it determined to have an indefinite useful life as of January  1, 2002. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in over 140 countries worldwide, making it one of the most widely sold tractor brands in the world. As a result of the Company’s acquisition of Valtra in January 2004 (Note 2), the Company identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. Valtra and Valmet are used interchangeably in the marketplace today and Valtra is recognized to be the tractor line of the Valmet name. The Valtra brand is currently sold in approximately 50 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed in the countries in which the Company operates at a nominal cost.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the carrying amount of goodwill during the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated

Balance as of December 31, 2001	$169.4	$70.0	$92.5	$331.9
Transitional impairment losses	(10.2)	(17.5)	—	(27.7)
Acquisitions	4.9	—	—	4.9
Adjustment to purchase price allocations	3.2	—	0.4	3.6
Reversal of unused restructuring reserves	—	—	(2.2)	(2.2)
Foreign currency translation	—	(17.4)	14.0	(3.4)

Balance as of December 31, 2002	167.3	35.1	104.7	307.1
Adjustment to purchase price allocations	(1.8)	—	(0.1)	(1.9)
Foreign currency translation	—	7.2	19.3	26.5

Balance as of December 31, 2003	165.5	42.3	123.9	331.7
Acquisitions	—	68.8	289.6	358.4
Foreign currency translation	—	9.7	30.8	40.5

Balance as of December 31, 2004	$165.5	$120.8	$444.3	$730.6

Long-Lived Assets
      During 2004, 2003 and 2002, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements. Under SFAS No. 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2004, the Company recorded a write-down of property, plant and equipment to its fair value of $8.2 million in conjunction with assets related to the rationalization of its Randers, Denmark combine manufacturing facility. During 2003, the Company recorded a write-down of property, plant and equipment to its fair value of $2.0 million in conjunction with assets held for sale primarily related to its rationalization and closure of its DeKalb, Illinois tractor manufacturing facility. See Note 3 for additional information.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses
      Accrued expenses at December 31, 2004 and 2003 consisted of the following (in millions):

	2004	2003

Reserve for volume discounts and sales incentives	$128.6	$104.4
Warranty reserves	135.0	98.5
Accrued employee compensation and benefits	137.2	93.1
Accrued taxes	114.0	68.4
Other	145.5	125.8

	$660.3	$490.2

Warranty Reserves
      The warranty reserve activity for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in millions):

	2004	2003	2002

Balance at beginning of the year	$98.5	$83.7	$61.1
Acquisitions	14.9	—	1.7
Accruals for warranties issued during the year	111.5	76.4	82.8
Settlements made (in cash or in kind) during the year	(97.6)	(72.1)	(66.0)
Foreign currency translation	7.7	10.5	4.1

Balance at the end of the year	$135.0	$98.5	$83.7

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

Stock Incentive Plans
      The Company accounts for all stock-based compensation awarded under its Non-employee Director Incentive Plan (the “Director Plan”), Long-Term Incentive Plan (the “LTIP”) and Stock Option Plan (the “Option Plan”) as prescribed under APB No. 25, “Accounting for Stock Issued to Employees,” and also provides the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There was no compensation expense recorded under APB No. 25 for the Option Plan. APB No. 25 requires recognition of compensation expense under the Director Plan and the LTIP at the time the award is earned. Refer to Note 10 for additional information.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP. Based on these models, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, were as follows (in millions):

	2004	2003	2002

Director Plan	$17.67	$14.46	$11.86
LTIP	16.21	13.82	19.81
Option Plan	—	—	11.60

Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	4.7	4.3	5.0
Risk-free interest rate	3.2%	2.9%	3.4%
Expected volatility	48.6%	50.2%	53.3%
Expected dividend yield	—	—	—
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

	Years Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$158.8	$74.4	$(84.4)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.3	0.4	16.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.7)	(7.3)	(9.4)

Pro forma net income (loss)	$151.4	$67.5	$(77.7)

Earnings (loss) per share:
Basic — as reported	$1.84	$0.99	$(1.14)

Basic — pro forma	$1.76	$0.90	$(1.05)

Diluted — as reported	$1.71	$0.98	$(1.14)

Diluted — pro forma	$1.63	$0.89	$(1.05)

      The 2004 and 2003 diluted as reported and pro forma earnings per share include the impact of the contingently convertible senior subordinated notes (Note 1).

Research and Development Expenses
      Research and development expenses are expensed as incurred and are included in engineering expenses in the Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 totaled approximately $37.2 million, $26.0 million and $23.5 million, respectively.

Shipping and Handling Expenses
      All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $16.8 million, $14.6 million and $13.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Interest Expense, Net
      Interest expense, net for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in millions):

	2004	2003	2002

Interest expense	$92.3	$70.7	$66.7
Interest income	(15.3)	(10.7)	(9.3)

	$77.0	$60.0	$57.4

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

Net Income (Loss) Per Common Share
      During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF Issue No. 04-08 requires that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted EITF 04-08 during the fourth quarter of 2004 and has included approximately 9.0 million additional shares of common stock that may be issued upon conversion of the Company’s outstanding 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. In addition, diluted earnings per share is required to be restated for each period that the convertible debt was outstanding. The Company’s convertible senior subordinated notes were issued on December 23, 2003. As the Company is not benefiting losses in the United States for tax purposes, the interest expense associated with the convertible senior subordinated notes included in the diluted earnings per share calculation does not reflect a tax benefit.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows:

	2004	2003	2002

Basic Earnings (Loss) Per Share:
Weighted average number of common shares outstanding	86.2	75.2	74.2

Income (loss) before cumulative effect of a change in accounting principle	$158.8	$74.4	$(60.3)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)

Net income (loss)	$158.8	$74.4	$(84.4)

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$1.84	$0.99	$(0.81)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.33)

Net income (loss)	$1.84	$0.99	$(1.14)

Diluted Earnings (Loss) Per Share:
Weighted average number of common shares outstanding	86.2	75.2	74.2
Dilutive stock options and restricted stock awards	0.4	0.4	—
Weighted average assumed conversion of contingently convertible senior subordinated notes	9.0	0.2	—

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted earnings per share	95.6	75.8	74.2

Income (loss) before cumulative effect of a change in accounting principle	$158.8	$74.4	$(60.3)
After-tax interest expense on contingently convertible senior notes	4.6	0.1	—
Cumulative effect of a change in accounting principle, net of taxes	—	—	(24.1)

Net income (loss) for purposes of determining dilutive earnings (loss) per share	$163.4	$74.5	$(84.4)

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$1.71	$0.98	$(0.81)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.33)

Net income (loss)	$1.71	$0.98	$(1.14)

      Stock options to purchase 0.5 million, 0.7 million, and 0.6 million shares for the years ended December 31, 2004, 2003 and 2002, respectively, were outstanding but not included in the calculation of weighted average of common and common equivalent shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period. In addition, the diluted loss per share calculation for 2002 excludes the potentially dilutive effect of options to purchase approximately 0.7 million shares of the Company’s common stock as the Company incurred a loss and their inclusion would have been anti-dilutive.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)
      The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in the Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2004, 2003 and 2002 are as follows (in millions):

	2004

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(27.4)	$8.5	$(18.9)
Unrealized gain on derivatives held by affiliates	6.3	(2.5)	3.8
Foreign currency translation adjustments	69.3	—	69.3

Total other comprehensive income	$48.2	$6.0	$54.2

	2003

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(50.3)	$15.8	$(34.5)
Unrealized loss on derivatives	(1.4)	0.6	(0.8)
Unrealized gain on derivatives held by affiliates	4.5	(1.8)	2.7
Foreign currency translation adjustments	143.8	—	143.8

Total other comprehensive income	$96.6	$14.6	$111.2

	2002

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(83.7)	$26.9	$(56.8)
Unrealized gain on derivatives	1.5	(0.6)	0.9
Unrealized gain on derivatives held by affiliates	0.7	(0.3)	0.4
Foreign currency translation adjustments	2.0	—	2.0

Total other comprehensive loss	$(79.5)	$26.0	$(53.5)

Financial Instruments
      The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2004, the estimated fair values of the Company’s 9 1/2% Senior Notes, 6 7/8% Senior Subordinated Notes and 1 3/4% Convertible Notes (Note 7), based on their listed market values, were $266.3 million, $284.6 million and $236.2 million, respectively, compared to their carrying values of $250.0 million, $271.1 million and $201.3 million, respectively. At December 31, 2003, the estimated fair values of the Company’s 9 1/2% Senior Notes, 8 1/2% Senior Subordinated Notes and 1 3/4% Convertible Notes, based on their listed market values, were $272.8 million, $249.1 million and $226.4 million, respectively, compared to their carrying values of $250.0 million, $249.3 and $201.3 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company enters into foreign exchange forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. At December 31, 2004 and 2003, the Company had foreign exchange forward contracts outstanding with gross notional amounts of $743.6 million and $1,202.9 million, respectively. The Company has an unrealized loss on foreign exchange forward contracts at December 31, 2004 of $3.6 million and an unrealized gain of $0.6 million at December 31, 2003, which are reflected in the Company’s Consolidated Statements of Operations. These foreign exchange forward contracts do not subject the Company’s results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign exchange forward contracts for speculative trading purposes.
      The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant.

Accounting Changes
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As required by SFAS 123R, the Company will adopt this new accounting standard effective July 1, 2005. The Company estimates the application of the expensing provisions of SFAS 123R will result in a pre-tax expense of approximately $3.4 million in the second half of 2005.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.
      On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.
      The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500 million and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated impact to current tax expense in the United States is generally equal to 5.25% of the qualifying dividend. The AJCA generally allows the Company to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004. The Company is currently assessing whether it will propose a plan of qualifying repatriation in 2005. The estimated range of dividend amounts that the Company may consider would not exceed eligible dividend amounts allowable under the AJCA.
      During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF Issue No. 04-08 requires that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted EITF 04-08 during the fourth quarter of 2004 and has included approximately 9.0 million additional shares of common stock that may be issued upon conversion of its outstanding 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. In addition, diluted earnings per share is required to be restated for each period that the convertible debt was outstanding. The Company’s convertible senior subordinated notes were issued on December 23, 2003. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is presented in Note 1 to the Company’s Consolidated Financial Statements.
      On May 19, 2004, the FASB, issued FASB Staff Position 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Company is currently evaluating whether or not the benefits provided by its postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act. Decisions regarding the impact of the Act on the Company’s plans will be addressed after the completion of that evaluation, but the Company currently does not expect the impact to be material.
      In December 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (Revised December 2003),” (“FIN 46R”), which addresses the consolidation by business enterprises of variable interest entities, to which the usual condition of consolidating a controlling financial interest does not apply. FIN 46R requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN 46R, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity’s net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46R, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. The provisions of FIN 46R must be applied no later than the first interim period ending after March 15, 2004; however, all public companies were required to apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. The Company analyzed the provisions of FIN 46R as they relate to its current securitization facilities and special purpose entity related to these facilities, and concluded that it did not believe they are impacted by this interpretation. In addition, the Company analyzed the provisions of FIN 46R as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA. GIMA was established in 1994 between the Company and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ownership in the joint venture. On July 1, 2003, the Company began consolidating the accounts of GIMA. Historically, the Company accounted for its investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on the Company’s results of operations or financial position.
      In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement benefits-an amendment of FASB Statements No. 87, 88 and 106.” This statement requires disclosures in addition to those required by the original SFAS No. 132 related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures were required for the Company’s year ended December 31, 2003 for its U.S. defined benefit plans and for all of its defined benefit plans for the year ended December 31, 2004 (Note 8).

2.	Acquisitions
      On January 5, 2004, the Company acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provided the Company with the opportunity to expand its business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The results of operations for the Valtra acquisition have been included in the Company’s Consolidated Financial Statements from the date of acquisition. The Company completed the initial funding of the cash purchase price of Valtra through the issuance of $201.3 million principal amount of convertible senior subordinated notes in December 2003, funds borrowed under revolving credit and term loan facilities that were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that was also closed on January 5, 2004.
      The Valtra acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company has allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)
Cash and cash equivalents	$27.1
Accounts receivable	146.2
Inventories	155.5
Other current and noncurrent assets	12.5
Property, plant and equipment	175.0
Intangible assets	156.9
Goodwill	358.4

Total assets acquired	1,031.6

Accounts payable	77.9
Accrued expenses	78.1
Other current liabilities	24.3
Pension and postretirement benefits	19.6
Other noncurrent liabilities	34.2

Total liabilities assumed	234.1

Net assets acquired	$797.5

      The net assets acquired include transaction costs incurred during 2004 and 2003.
      The Company recorded approximately $358.4 million of goodwill and approximately $156.9 million of other identifiable intangible assets as follows (in millions):

		Weighted-Average
Intangible Asset	Amount	Useful Life

Tradename	$1.0	10 years
Tradename	36.9	Indefinite
Technology and patents	46.7	7 years
Customer relationships	72.3	10 years

	$156.9

      The acquired intangible assets have a weighted average useful life of approximately 9 years. As of December 31, 2004, approximately $311.7 million and $74.9 million of goodwill is reported within the Company’s Europe/Middle East/Africa and South American reportable segments, respectively.
      There are two components of tax deductible goodwill associated with the acquisition of Valtra, specifically related to the operations of Valtra Finland. The first component of tax deductible goodwill of approximately $201.1 million will generate deferred income taxes in the future as this asset is amortized for income tax purposes. The second component of tax deductible goodwill of approximately $157.7 million, relates to tax deductible goodwill in excess of goodwill for financial reporting purposes. The tax benefits associated with this excess will be applied to reduce the amount of goodwill for financial reporting purposes in the future, if and when such tax benefits are realized for income tax return purposes.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On April 16, 2001, the Company completed the acquisition of Ag-Chem Equipment Co., Inc. (“Ag-Chem”), a manufacturer and distributor of self-propelled sprayers. The Company paid Ag-Chem shareholders approximately $247.2 million consisting of approximately 11.8 million AGCO common shares and $147.5 million of cash. The funding of the cash component of the purchase price was made through borrowings under the Company’s revolving credit facility. The Ag-Chem acquisition was accounted for as a purchase in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. The acquired assets and liabilities primarily consisted of technology, trademarks, tradenames, accounts receivables, inventories, property, plant and equipment, accounts payable and accrued liabilities. The results of operations for the Ag-Chem acquisition are included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Company recorded approximately $142.3 million of goodwill and $27.2 million of trademarks and other identifiable intangible assets associated with the acquisition of Ag-Chem. The trademarks and other identifiable intangible assets are being amortized over periods ranging from 8 to 30 years.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following pro forma data summarizes the results of operations for the years ended December 31, 2003 and 2002, as if the Valtra acquisition had occurred at January 1, 2003 and the Sunflower and Challenger acquisitions had occurred as of January 1, 2002. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period. The following pro forma information also excludes the impact of equity and debt offerings that were completed by the Company during the second quarter of 2004 (Notes 7 and 9) (in millions, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Net sales	$4,446.2	$2,962.5
Income (loss) before cumulative effect of a change in accounting principle	75.1	(57.2)
Net income (loss)	75.1	(81.3)
Net income (loss) per common share — basic	$1.00	$(1.08)
Net income per common share — diluted	$0.99	$(1.08)
      The 2003 diluted earnings per share includes the impact of the contingently convertible senior subordinated notes (Note 1).

3.	Restructuring and Other Infrequent Expenses
      The Company recorded restructuring and other infrequent expenses of $0.1 million, $27.6 million and $42.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 expense consisted of an $8.2 million pre-tax write-down of property, plant and equipment associated with the rationalization of the Randers, Denmark combine manufacturing operations announced in July 2004, $3.3 million of severance and facility closure costs associated with the Randers rationalization, a $1.4 million charge associated with the rationalization of certain administrative functions within the Company’s Finnish tractor manufacturing facility as well as $0.5 million of charges associated with various rationalization initiatives in Europe and the U.S. initiated in 2002, 2003 and 2004. These charges were offset by gains on the sale of the Company’s Coventry, England manufacturing facility and related machinery and equipment of $8.3 million, $0.9 million of restructuring reserve reversals related to the Coventry closure and a reversal of $4.1 million of the previously established provision related to litigation involving the Company’s U.K. pension scheme. The Company did not record an income tax benefit associated with the charges relating to the Randers rationalization during 2004. The 2003 expense consisted of a $12.0 million charge associated with the closure of the Company’s Coventry, England manufacturing facility, a $12.4 million charge associated with litigation regarding its U.K. pension scheme, $2.5 million of costs associated with the closure of the Company’s DeKalb, Illinois manufacturing facility, $1.2 million of charges associated with various functional rationalizations initiated during 2002 and 2003 and a $1.5 million write-down of real estate associated with the closed Ag-Chem Willmar, Minnesota facility, offset by a $2.0 million gain related to the sale of machinery and equipment at auction from the Coventry, England facility. The 2002 expense consisted of $40.2 million associated with the closure of the Company’s Coventry, England manufacturing facility and $3.5 million primarily associated with various functional rationalizations, offset by a $1.0 million net gain related to the sale of two closed manufacturing facilities.

Valtra Finland administrative rationalization
      During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. The Company recorded severance costs of approximately $1.4 million associated with this rationalization. 16 of the 58 employees were terminated as of December 31, 2004. The $1.4 million of severance payments accrued at December 31, 2004 will be paid during 2005.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Randers, Denmark Rationalization
      On July 2, 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark, to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operation, by simplifying the model range. The Company will outsource manufacturing of the majority of parts and components to suppliers and retain critical key assembly operations at the Randers facility. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2004 provision	$8.2	$1.1	$2.1	$0.1	$11.5
Less: Non-cash expense	8.2	—	—	—	8.2

Cash expense	—	1.1	2.1	0.1	3.3
2004 cash activity	—	(0.2)	(0.4)	—	(0.6)
Foreign currency translation	—	—	0.1	—	0.1

Balances as of December 31, 2004	$—	$0.9	$1.8	$0.1	$2.8

      The write-down of certain property, plant and equipment within the component manufacturing operation represents the impairment of real estate and machinery and equipment resulting from the restructuring, as the rationalization will eliminate a majority of the square footage utilized in the facility. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was determined based on current conditions in the market. The carrying value of the property, plant and equipment was approximately $11.6 million before the $8.2 million impairment charge. The land, buildings, machinery, equipment and tooling will be disposed of or marketed for sale after the facility’s component manufacturing production ceases in the first quarter of 2005. The impaired property, plant and equipment associated with the Randers rationalization is reported within the Company’s Europe/ Africa/ Middle East segment. The severance costs associated with the rationalization relate to the termination of 298 employees. As of December 31, 2004, 240 of the 298 employees had been terminated. The employee retention payments relate to incentives paid to Randers employees who will remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $4.0 million to $5.0 million. The Company has also recorded a write-down of approximately $3.7 million of inventory, reflected in costs of goods sold, during 2004, related to inventory that was identified as obsolete as a result of the rationalization. The $2.8 million of restructuring costs accrued at December 31, 2004 are expected to be incurred during 2005.

Coventry Rationalization
      During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of this facility was consistent with the Company’s strategy to reduce excess manufacturing capacity. This particular facility manufactured transaxles and assembled tractors in the range of 50-110 horsepower. The trend towards higher horsepower tractors resulting from the consolidation of farms had caused this product segment of the industry

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to decline over recent years, which negatively impacted the facility’s utilization. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2002 provision	$11.2	$8.3	$18.3	$2.4	$40.2
Less: Non-cash expense	11.2	—	—	—	11.2

Cash expense	—	8.3	18.3	2.4	29.0
2002 cash activity	—	(0.1)	(0.3)	(0.3)	(0.7)

Balances as of December 31, 2002	—	8.2	18.0	2.1	28.3

2003 provision	—	—	10.2	1.8	12.0
2003 cash activity	—	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	—	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	—	0.5	2.0	1.6	4.1

2004 provision reversal	—	—	(0.4)	(0.5)	(0.9)
2004 cash activity	—	(0.5)	(1.4)	(0.8)	(2.7)
Foreign currency translation	—	—	0.1	0.1	0.2

Balances as of December 31, 2004	$—	$—	$0.3	$0.4	$0.7

      The write-down of property, plant and equipment represents the impairment of machinery and equipment resulting from the facility closure and was based on the estimated fair value of the assets compared to their carrying value. The estimated fair value of the equipment was determined based on current conditions in the market at the time the decision was made to close the facility. The machinery and equipment had a carrying value of approximately $14.0 million before the $11.2 million impairment charge that was recorded in the second quarter of 2002. The impaired machinery and equipment associated with the Coventry rationalization was reported within the Company’s Europe/Africa/Middle East segment. The Company determined through discussions with third party real estate advisors that the land and buildings were not impaired. During the fourth quarter of 2003, the Company sold machinery and equipment at auction and, as a result of those sales, recognized a net gain of approximately $2.0 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2003. On January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility for approximately $41.0 million, and as a result of that sale, recognized a net gain, after selling costs, of approximately $6.9 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004. The Company will lease part of the facility back from the buyers for a period of three years, with the ability to exit the lease within two years from the date of the sale. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004 and the remaining $6.6 million on January 28, 2005. In addition, the Company completed the auctions of the remaining machinery and equipment, as well as finalized the sale of the facility (and associated selling costs) during the second quarter of 2004, and recorded an additional $1.4 million in net gains related to such actions. The net gains were reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations. In addition, the Company also recorded a write-down of approximately $1.4 million of inventory, reflected in costs of goods sold, during the year ended December, 31, 2002, related to inventory that was identified as obsolete as a result of the rationalization.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The severance costs relate to the termination of 1,049 employees. As of December 31, 2004, all employees had been terminated. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During 2004, the Company reversed approximately $0.9 million of provisions related to the restructuring that had been previously established. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to retention payments, lease termination payouts and other exit costs, as some employees have been redeployed or have been terminated earlier than estimated, and as some supplier and rental contracts have been finalized and terminated earlier than anticipated. The $0.7 million of restructuring costs accrued at December 31, 2004 are expected to be incurred during 2005.
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
      As a result of the High Court’s ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore the Company recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses,” of approximately £7.5 million (or approximately $12.4 million) to reflect its estimate of the additional pension liability associated with previous early retirement programs. Subsequently, as full details of the Court of Appeal judgment were published, the Company received more detailed legal advice regarding the specific circumstances in which the past voluntary retirements would be subject to the Court’s ruling. Based on this advice, the Company completed a detailed review of past terminations during the fourth quarter of 2004, and concluded that the number of former employees who are considered to be eligible to receive enhanced pensions under the Court’s ruling was lower than the Company’s initial estimate. The Company therefore reduced the established provision by approximately £2.5 million (or approximately $4.1 million) during the fourth quarter of 2004, which was included in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations.

DeKalb Rationalization
      In March 2003, the Company announced the closure of the Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to its facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. The DeKalb plant assembled Challenger track tractors in the range of 235 to 500 horsepower. After a review of cost reduction alternatives, it was determined that current and future production levels at that time were not sufficient to support a stand-alone track tractor site. In connection with the restructuring plan, the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recorded approximately $2.5 million of restructuring and other infrequent expenses during 2003. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down			Facility
	of Property,		Employee	Relocation	Facility
	Plant and	Employee	Retention	and Transition	Closure
	Equipment	Severance	Payments	Costs	Costs	Total

2003 provision	$0.5	$0.5	$0.2	$0.8	$0.5	$2.5
Less: Non-cash expense	0.5	—	—	—	—	0.5

Cash expense	—	0.5	0.2	0.8	0.5	2.0
2003 cash activity	—	(0.5)	(0.2)	(0.8)	(0.5)	(2.0)

Balances as of December 31, 2003	$—	$—	$—	$—	$—	$—

      The write-down of property, plant and equipment represented the impairment of real estate resulting from the facility closure and was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the real estate was determined based on current conditions in the market. The carrying value of the real estate was approximately $3.5 million before the impairment charge of $0.5 million was recorded. The impaired real estate associated with the DeKalb rationalization was reported within the Company’s North American segment. The severance costs relate to the termination of 134 employees, following the completion of production at the DeKalb facility. As of December 31, 2003, all employees had been terminated. The employee retention payments relate to incentives paid to DeKalb employees who remained employed until certain future termination dates and were accrued over the term of the retention period. The severance costs were also accrued over the term of the retention period, as employees were entitled to severance payments only if they remained in service through their scheduled termination dates. Certain employees relocated to the Jackson, Minnesota facility, and costs associated with their relocation were expensed as incurred. A portion of the machinery and equipment and all tooling located at DeKalb were relocated to the Jackson, Minnesota facility during the second quarter of 2003. The remaining portion of machinery and equipment was disposed of or was sold. The Company sold the DeKalb facility real estate during the fourth quarter of 2004, for approximately $3.0 million before associated selling costs, and recorded a net loss on the sale of the facilities of approximately $0.1 million. The loss was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations.

2002, 2003 and 2004 Functional Rationalizations
      During 2002 and 2003, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses of approximately $3.4 million and $1.2 million, respectively. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, as well as a European combine engineering rationalization that was initiated during 2003. During the year ended 2004, the Company recorded $0.2 million of restructuring and other infrequent expenses associated with these European rationalization initiatives, as well as $0.2 million of charges related to the closure and consolidation of Valtra’s U.S. and Canadian sales offices into the Company’s existing U.S. and Canadian sales organizations. Of the $5.0 million of total costs, approximately $4.0 million relate to severance costs associated with the termination of approximately 215 employees in total. At December 31, 2004, a total of approximately $4.4 million of expenses had been incurred and paid. The remaining accrued balance of $0.6 million as of December 31, 2004 is expected to be incurred during 2005.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Through 2001 Rationalizations
      In 2001, the Company announced its plans to rationalize certain facilities as part of the Ag-Chem acquisition integration, and consolidated it’s Willmar, Minnesota manufacturing facility and it’s Ag-Chem Benson, Minnesota manufacturing facility into Ag-Chem’s Jackson, Minnesota manufacturing plant. The Company recorded approximately $8.5 million associated with the rationalization during 2001 and approximately $0.1 million of costs during 2002. During the fourth quarter of 2003, the Company wrote down the carrying value of the real estate of the Willmar facility, totaling approximately $2.3 million, to its estimated fair value, and recorded an impairment charge of approximately $1.5 million, which was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations. The estimated fair value of the real estate was determined based on current conditions in the market. The impaired property, plant and equipment associated with the Willmar facility closure was reported within the Company’s North American segment. During the fourth quarter of 2004, the Company sold a portion of its Willmar facility for approximately $0.8 million.
      In 2000, the Company permanently closed its combine manufacturing facility in Independence, Missouri, and in 1999, the Company permanently closed its Coldwater, Ohio manufacturing facility. The Company did not record any restructuring and other infrequent expenses in 2002 or 2003 related to these closures. The Company incurred and paid approximately $0.5 million of expenses in each of the years ending December 31, 2003 and 2002, respectively, which had been expensed during 2000 and 2001. During 2002, the Company sold the Independence and Coldwater facilities and recorded a net gain on the sale of the two facilities of approximately $1.0 million, which was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations.

4.	Accounts Receivable Securitization
      At December 31, 2004 and 2003, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $499.1 million and $448.5 million, respectively. The Company completed the U.S. securitization facility in 2000 and completed the Canadian and European securitization facilities in 2001. During the second quarter of 2004, the Company amended certain provisions of its United States and Canada receivable securitization facilities including the expansion of the facilities by an additional $30.0 million and $10.0 million, respectively, and to eliminate the ratings triggers in the facilities. At December 31, 2004, these additional amounts had not been utilized. Outstanding funding under these facilities totaled approximately $458.9 million at December 31, 2004 and $448.4 million at December 31, 2003. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount.
      Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company has reviewed its accounting for its securitization facilities and its wholly-owned special purpose U.S. entity in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”) and FAS Interpretation No. 46R “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
      Losses on sales of receivables primarily from securitization facilities were $15.6 million in 2004, $14.6 million in 2003 and $14.8 million in 2002, and are included in “other expense, net” in the Company’s Consolidated Statements of Operations. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	U.S.		Canada		Europe		Total

	2004	2003	2004	2003	2004	2003	2004	2003

Unpaid balance of receivables sold at December 31	$313.4	$307.6	$90.7	$95.9	$174.1	$160.9	$578.2	$564.4
Retained interest in receivables sold	$63.4	$57.6	$30.7	$35.9	$25.0	$22.4	$119.1	$115.9
Credit losses on receivables sold	$0.3	$1.6	$—	$—	$—	$—	$0.3	$1.6
Average liquidation period (months)	5.2	6.3	5.2	6.3	2.3	2.9
Discount rate	2.1%	1.8%	2.9%	3.6%	3.0%	3.2%
      The Company continues to service the sold receivables and maintains a retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2004 and 2003, approximately $11.1 million and $5.2 million, respectively, of the unpaid balance of receivables sold was past due 60 days or more. The fair value of the retained interest is approximately $116.8 million and $113.6 million, respectively, compared to the carrying amount of $119.1 million and $115.9 million, respectively, at December 31, 2004 and 2003, and is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.2 million and $0.5 million, respectively. Assuming a 10% and 20% increase in the discount rate assumed the fair value of the residual interest would decline by $0.2 million and $0.5 million, respectively. For 2004, the Company received approximately $1,270.2 million from sales of receivables and $5.6 million for servicing fees. For 2003, the Company received $1,047.8 million from sales of receivables and $5.7 million for servicing fees. For 2002, the Company received approximately $919.5 million from sales of receivables and $5.7 million for servicing fees.

5.	Investments in Affiliates
      Investments in affiliates as of December 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Retail finance joint ventures	$100.1	$79.9
Manufacturing joint venture	1.9	2.2
Other joint ventures	12.5	9.5

	$114.5	$91.6

      The manufacturing joint venture as of December 31, 2004 and 2003 consisted of a joint venture with an unrelated manufacturer to produce engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s equity in net earnings of affiliates for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

Retail finance joint ventures	$18.3	$14.6	$12.7
Manufacturing and other joint ventures	2.3	2.8	1.0

	$20.6	$17.4	$13.7

      Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	As of December 31,

	2004	2003

Total assets	$2,251.6	$1,894.0
Total liabilities	2,035.9	1,720.3
Partners’ equity	215.7	173.7

	For the Years Ended December 31,

	2004	2003	2002

Revenues	$175.1	$156.0	$140.9
Costs	113.9	102.8	98.6

Income before income taxes	$61.2	$53.2	$42.3

      The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies. AGCO does not guarantee the debt obligations of the retail finance joint ventures (Note 13).

6.	Income Taxes
      The sources of income before income taxes, equity in net earnings of affiliates and cumulative effect of a change in accounting principle were as follows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002

United States	$(18.6)	$(28.4)	$(98.7)
Foreign	243.0	126.7	124.5

Income before income taxes, equity in net earnings of affiliates and the cumulative effect of a change in accounting principle	$224.4	$98.3	$25.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in millions):

	2004	2003	2002

Current:
United States:
Federal	$(3.8)	$(3.9)	$—
State	—	—	—
Foreign	75.5	57.5	51.4

	71.7	53.6	51.4
Deferred:
United States:
Federal	0.6	—	43.3
State	—	—	9.5
Foreign	13.9	(12.3)	(4.4)

	14.5	(12.3)	48.4

	$86.2	$41.3	$99.8

      At December 31, 2004, the Company’s foreign subsidiaries had approximately $1.1 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and accordingly, no United States federal or state income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.
      On October 22, 2004, the United States enacted the American Jobs Creation Act (“AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500 million and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the United States is generally equal to 5.25% of the qualifying dividend.
      The AJCA generally allows the Company to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004. The Company is currently assessing whether it will propose a plan of qualifying repatriation in 2005. The estimated range of dividend amounts that the Company may consider would not exceed eligible dividend amounts allowable under the AJCA.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 is as follows (in millions):

	2004	2003	2002

Provision for income taxes at United States federal statutory rate of 35%	$78.5	$34.4	$9.0
State and local income taxes, net of federal income tax benefit	(0.6)	(1.1)	(3.8)
Taxes on foreign income which differ from the United States statutory rate	4.4	0.7	4.3
Tax effect of permanent differences	5.9	0.9	0.7
Adjustment to valuation allowance	(3.1)	6.7	90.0
Other	1.1	(0.3)	(0.4)

	$86.2	$41.3	$99.8

      The significant components of the deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Deferred Tax Assets:
Net operating loss carryforwards	$188.2	$211.7
Sales incentive discounts	36.1	36.4
Inventory valuation reserves	23.5	14.2
Pensions and postretirement health care benefits	67.9	61.3
Other	115.1	106.0

Total gross deferred tax assets	430.8	429.6
Valuation allowance	(142.9)	(141.7)

Net deferred tax assets	287.9	287.9

Deferred Tax Liabilities:
Tax over book depreciation	28.7	16.5
Tax over book amortization of goodwill	94.9	58.4
Other	17.1	27.4

Total deferred tax liabilities	140.7	102.3

Net deferred tax assets	$147.2	$185.6

Amounts recognized in Consolidated Balance Sheets:
Other current assets	$127.5	$128.3
Deferred tax assets	146.1	138.8
Other current liabilities	(28.5)	(7.5)
Other noncurrent liabilities	(97.9)	(74.0)

	$147.2	$185.6

      The Company has recorded a net deferred tax asset of $147.2 million and $185.6 million as of December 31, 2004 and 2003, respectively. As reflected in the preceding table, the Company established a valuation allowance of $142.9 million and $141.7 million as of December 31, 2004 and 2003, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase of $1.2 million, $15.5 million, and $73.5 million, respectively. In accordance with SFAS No. 109, the Company assessed the likelihood that its deferred tax assets would be recovered from future taxable income and determined that the appropriate adjustment has been made to the Company’s valuation allowance. In making this assessment, all available evidence was considered including the current economic climate as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years. As of December 31, 2004, approximately $3.5 million of the valuation allowance relates to acquired assets of Valtra and will be recorded as a reduction of goodwill if and when reversed.
      The Company has net operating loss carryforwards of $467.0 million as of December 31, 2004, with expiration dates as follows: 2006 — $5.6 million, 2007 — $28.7 million, 2009 — $1.4 million and thereafter or unlimited — $431.3 million. These net operating loss carryforwards include U.S. net loss carryforwards of $275.9 million and foreign net operating loss carryforwards of $191.1 million. The Company paid income taxes of $83.4 million, $78.5 million, and $41.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	Long-Term Debt
      Long-term debt consisted of the following at December 31, 2004 and 2003 (in millions):

	December 31,	December 31,
	2004	2003

Credit facility	$424.7	$—
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
9 1/2% Senior notes due 2008	250.0	250.0
6 7/8% Senior subordinated notes due 2014	271.1	—
8 1/2% Senior subordinated notes due 2006	—	249.3
Other long-term debt	11.5	12.7

	1,158.6	713.3
Less: Current portion of long-term debt	(6.9)	(2.2)

Total long-term debt, less current portion	$1,151.7	$711.1

      The Company’s credit facility provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million (or approximately $162.7 million) Euro denominated term loan. The revolving credit facility will mature in March 2008. The maturity date of the revolving credit facility may be extended to December 2008 if the Company’s existing 9 1/2% senior notes due 2008 are refinanced on terms specified by the lenders prior to such date. Both term loans will amortize at the rate of one percent per annum until the maturity date. The Company was required to prepay approximately $22.3 million of the U.S. dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from the common stock public offering in April 2004. Beginning on March 31, 2005, and each year thereafter, the Company may be required to prepay a portion of the term loans depending on the amount of cash flow generated in the prior year. In addition to these prepayments, the Company is required to make quarterly payments towards the U.S. dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively. The maturity date for the term loans is March 2008. The maturity date of the term loans may be extended to June 2009 if the aforementioned senior notes are refinanced on terms specified by the lenders prior to such date. The revolving credit and term facilities are secured by a majority of the Company’s U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of the Company’s domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the facility, at the Company’s option, at either

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on the Company’s senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 2.00%. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2004, the Company had total borrowings of $424.7 million under the credit facility, which included $275.5 million under the U.S. dollar denominated term loan facility and €110.1 million (approximately $149.2 million) under the Euro denominated term loan facility. As of December 31, 2004, the Company had availability to borrow $291.2 million under the revolving credit facility.
      The Company borrowed $100.0 million under an interim bridge loan facility on January 5, 2004. On April 7, 2004, the bridge loan facility was repaid with proceeds from a common stock offering as described in Note 9.
      On April 23, 2004, the Company completed its offering of €200.0 million of 6 7/8% senior subordinated notes due 2014, and received proceeds of approximately $234.0 million, after offering related fees and expenses. On May 24, 2004, the Company used the net proceeds of the offering and available cash to redeem its $250.0 million principal amount of 8 1/2% senior subordinated notes. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s 9 1/2% senior notes, and any existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per annum, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April  15, 2009, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, the Company may also redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.
      On December 23, 2003, the Company issued $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 under a private placement offering. The convertible senior subordinated notes are unsecured obligations and are convertible into shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2004, the aggregate scheduled maturities of long-term debt are as follows (in millions):

2006	$6.7
2007	6.4
2008	661.6
2009	0.9
2010	0.9
Thereafter	475.2

$1,151.7

      Cash payments for interest were $95.6 million, $75.3 million and $64.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2004, outstanding letters of credit issued under the revolving credit facility totaled $8.8 million.

8.	Employee Benefit Plans
      The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Brazil. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.
      Net annual pension and postretirement cost and the measurement assumptions for the plans for the years ended December 31, 2004, 2003 and 2002 are set forth below (in millions):

Pension benefits	2004	2003	2002

Service cost	$4.8	$6.6	$6.8
Interest cost	37.1	31.3	27.5
Expected return on plan assets	(31.3)	(29.3)	(30.5)
Amortization of net actuarial loss	16.9	9.7	3.5
Amortization of transition and prior service cost	0.5	—	—
Special termination benefits	(4.1)	12.4	—

Net annual pension cost	$23.9	$30.7	$7.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average assumptions used to determine the net annual benefit costs for the Company’s pension plans for the years ended December 31, 2004, 2003 and 2002 are as follows:

All Plans:	2004		2003		2002

Weighted average discount rate	5.7%		5.8%		6.4%
Weighted average expected long-term rate of return on plan assets	7.1%		7.1%		7.1%
Rate of increase in future compensation	3.0- 4.0%		3.0- 5.0%		3.0- 5.0%
U.S.-based plans:

Weighted average discount rate	6.25%		6.75%		7.5%
Weighted average expected long-term rate of return on plan assets	8.0%		8.0%		8.0%
Rate of increase in future compensation	N/	A	N/	A	N/	A

Postretirement benefits	2004	2003	2002

Service cost	$0.7	$0.4	$0.4
Interest cost	2.6	1.7	1.7
Amortization of transition and prior service cost	(0.6)	(0.9)	—
Amortization of unrecognized net loss (gain)	1.2	0.5	(0.2)
Other	1.9	—	—
Curtailment loss	—	0.1	—

Net annual postretirement cost	$5.8	$1.8	$1.9

Weighted average discount rate	6.25%	6.75%	7.5%

      The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2004 and 2003 (in millions):

			Postretirement
	Pension Benefits		Benefits

Change in benefit obligation	2004	2003	2004	2003

Benefit obligation at beginning of year	$628.5	$509.1	$30.8	$24.2
Service cost	4.8	6.6	0.7	0.4
Interest cost	37.1	31.3	2.6	1.7
Plan participants’ contributions	0.8	1.9	—	—
Actuarial loss	37.8	67.5	13.1	8.0
Acquisitions and other	35.2	—	1.9	—
Amendments	(1.5)	—	—	(0.2)
Benefits paid	(39.0)	(44.0)	(4.0)	(3.3)
Foreign currency exchange rate changes	47.5	56.1	—	—

Benefit obligation at end of year	$751.2	$628.5	$45.1	$30.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits

Change in plan assets	2004	2003	2004	2003

Fair value of plan assets at beginning of year	$427.3	$372.0	$—	$—
Actual return on plan assets	39.3	45.4	—	—
Acquisitions and other	8.8	—	—	—
Employer contributions	28.2	13.0	4.0	3.3
Plan participants’ contributions	0.8	1.9	—	—
Benefits paid	(35.5)	(44.0)	(4.0)	(3.3)
Foreign currency exchange rate changes	30.8	39.0	—	—

Fair value of plan assets at end of year	$499.7	$427.3	$—	$—

Funded status	$(251.5)	$(201.2)	$(45.1)	$(30.8)
Unrecognized net obligation	—	—	0.2	0.2
Unrecognized net actuarial loss	244.3	219.3	19.1	7.1
Unrecognized prior service cost	(2.8)	—	1.1	0.5
Curtailment gain	—	(6.8)	—	—

Net amount recognized	$(10.0)	$11.3	$(24.7)	$(23.0)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$0.4	$2.0	$0.3	$—
Accrued benefit liability	(223.6)	(176.5)	(25.0)	(23.0)
Additional minimum pension liability	213.2	185.8	—	—

Net amount recognized	$(10.0)	$11.3	$(24.7)	$(23.0)

      Accrued pension costs of approximately $5.8 million have been classified as current liabilities as of December 31, 2004.
      The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2004 and 2003 are as follows:

All Plans:	2004	2003

Weighted average discount rate	5.6%	5.8%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-5.0%

U.S. — based plans:
Weighted average discount rate	5.75%	6.25%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A
      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $747.5 million, $710.0 million and $490.4 million, respectively, as of December 31, 2004 and $628.5 million, $601.8 million and $427.3 million, respectively, as of December 31, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.–based pension plans were $51.7 million, $51.7 million and $39.7 million, respectively, as of December 31, 2004, and $49.3 million, $49.3 million and $37.2 million, respectively, as of December 31, 2003. At December 31, 2004 and 2003, the Company had recorded a reduction to equity of $213.2 million, net of taxes of $65.9 million, and $185.8 million, net of taxes

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $57.4 million, respectively, related to the recording of a minimum pension liability primarily related to the Company’s U.K. pension scheme where the accumulated benefit obligation exceeded plan assets.
      The Company utilizes a September 30 measurement date to determine the pension benefit measurements for the Company’s U.K. pension scheme. The Company utilizes a December 31 measurement date to determine the pension and postretirement benefit measurements for the Company’s plans in the U.S. and the rest of the world.
      The weighted average asset allocation of the Company’s U.S. pension benefit plans at December 31, 2004 and 2003 are as follows:

Asset Category	2004	2003

Large cap domestic equity securities	46%	39%
International equity securities	11%	11%
Domestic fixed income securities	32%	34%
Other investments	11%	16%

Total	100%	100%

      The weighted average asset allocation of the Company’s non- U.S. pension benefit plans at December 31, 2004 are as follows:

Asset Category	2004

Equity securities	49%
Fixed income securities	40%
Other investments	11%

Total	100%

      All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. The Company’s global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The Company’s U.S. target allocation of retirement fund investments is 40% large cap domestic equity securities, 10% international equity securities, 35% domestic fixed income securities, and 15% invested in other investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 9%. In arriving at the choice of an expected return assumption of 8% for its U.S. based plans, the Company has tempered this historical indicator with lower expectations for returns on equity investments in the future, as well as considered administrative costs of the plans. To date, the Company has not invested pension funds in its own stock, and has no intention of doing so in the future. The Company’s non-U.S. target allocation of retirement fund investments is 50% equity securities, 40% fixed income securities and 10% percent invested in other investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension scheme in the U.K. The Company has noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.3%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based pension scheme, the Company has tempered this historical indicator with a slightly lower expectation of future returns on equity investments.
      The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2004 and 2003 was 5.75% and 6.25%, respectively.
      For measuring the expected postretirement benefit obligation at December 31, 2004, a 10% health care cost trend rate was assumed for 2005, decreasing 1.0% per year to 5.0% and remaining at that level thereafter.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For measuring the expected postretirement benefit obligation at December 31, 2003, an 11% health care cost trend rate was assumed for 2004, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2004 and the accumulated postretirement benefit obligation at December 31, 2004 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.3	$(0.2)
Effect on accumulated benefit obligation	$4.5	$(3.8)
      In November 2003, the U.S. Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and this Act was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. The above measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effects of the Act on the Company’s postretirement health care plans. The Company is currently evaluating whether or not the benefits provided by the plans are actuarially equivalent to Medicare Part D under the Act. Decisions regarding the impact of the Act on the Company’s plans will be addressed after the completion of that evaluation.
      The Company currently estimates its minimum contributions for 2005 to its U.S.-based defined pension plans and postretirement health care and life insurance benefit plans will aggregate approximately $3.4 million and $3.5 million, respectively. The Company currently estimates its minimum contributions for 2005 to its non-U.S.-based defined pension plans will aggregate approximately $24.4 million, of which $23.3 million relates to its U.K. pension scheme.
      At December 31, 2004, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2005	$39.5
2006	37.7
2007	38.6
2008	39.8
2009	41.3
2010 through 2014	222.6

$419.5

      At December 31, 2004, the aggregate expected benefit payments for the Company’s U.S. postretirement benefit plans are as follows (in millions):

2005	$3.5
2006	3.2
2007	2.9
2008	2.6
2009	2.6
2010 through 2014	14.5

$29.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Net annual SERP cost and the measurement assumptions for the plan for the years ended December 31, 2004, 2003 and 2002 are set forth below (in millions):

	2004	2003	2002

Service cost	$0.6	$0.6	$0.5
Interest cost	0.4	0.3	0.3
Amortization of prior service cost	0.3	0.3	0.3
Recognized actuarial gain	(0.1)	—	(0.1)

Net annual SERP costs	$1.2	$1.2	$1.0

Discount rate	6.25%	6.75%	7.5%
Rate of increase in future compensation	5.0%	5.0%	4.0%
      The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2004 and 2003 (in millions):

Change in Benefit Obligation	2004	2003

Benefit obligation at beginning of year	$6.4	$5.3
Service cost	0.6	0.6
Interest cost	0.4	0.3
Actuarial loss	—	0.2

Benefit obligation at end of year	$7.4	$6.4

Funded status	$(7.4)	$(6.4)
Unrecognized net actuarial gain	(0.3)	(0.5)
Unrecognized prior service cost	2.6	2.9

Net amount recognized	$(5.1)	$(4.0)

Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(5.2)	$(4.4)
Intangible asset	0.1	0.4

Net amount recognized	$(5.1)	$(4.0)

      The weighted average discount rate used to determine the benefit obligation for the Company’s SERP plan for the years ended December 31, 2004 and 2003 was 5.75% and 6.25%, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the aggregate expected benefit payments for the Company’s SERP plan are as follows (in millions):

2005	$0.4
2006	0.4
2007	0.4
2008	0.5
2009	0.5
2010 through 2014	5.5

$7.7

      The Company maintains separate defined contribution plans covering certain employees primarily in the United States and United Kingdom. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $7.5 million, $6.4 million and $6.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9.	Common Stock
      At December 31, 2004, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with 90.4 million shares of common stock outstanding, 1.9 million shares reserved for issuance under the Company’s 2001 Stock Option Plan (Note 10), 0.1 million shares reserved for issuance under the Company’s Non-employee Director Stock Incentive Plan (Note 10) and 1.9 million shares reserved for issuance under the Company’s Long-Term Incentive Plan (Note 10).
      On April 7, 2004, the Company sold 14,720,000 shares of its common stock in an underwritten public offering, and received proceeds of approximately $300.1 million. The Company used the net proceeds to repay the $100.0 million interim bridge loan facility, to repay borrowings under its credit facility and to pay offering related fees and expenses (Note 7).
      The Company has a stockholder rights plan, which was adopted in April 1994 following stockholder approval. The plan provides that each share of common stock outstanding will have attached to it the right to purchase a one-hundredth of a share of Junior Cumulative Preferred Stock, with a par value $.01 per share. The purchase price per a one-hundredth of a share is $100.00, subject to adjustment. The rights will be exercisable only if a person or group (“acquirer”) acquires 20% or more of the Company’s common stock or announces a tender offer or exchange offer that would result in the acquisition of 20% or more of the Company’s common stock or, in some circumstances, if additional conditions are met. Once they are exercisable, the plan allows stockholders, other than the acquirer, to purchase the Company’s common stock or securities of the acquirer with a then current market value of two times the exercise price of the right. The rights are redeemable for $.01 per right, subject to adjustment, at the option of the Company’s board of directors. The rights will expire on April 26, 2014, unless they are extended, redeemed or exchanged by the Company before that date.

10.	Stock Incentive Plans

Non-employee Director Stock Incentive Plan
      The Company’s Non-employee Director Stock Incentive Plan (the “Director Plan”) provides for restricted stock awards to non-employee directors based on increases in the price of the Company’s common stock. The awarded shares are earned in specified increments for each 15% increase in the average market value of the Company’s common stock over the initial base price established under the plan. When an increment of the awarded shares is earned, the shares are issued to the participant in the form of restricted

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock which vests at the earlier of 12 months after the specified performance period or upon departure from the Board of Directors. When the restricted shares are earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award is earned is paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. At December 31, 2004, there were 86,000 shares awarded but not earned under the Director Plan and 27,846 shares that have been earned but not vested under the Director Plan.
      Outstanding shares awarded but not earned as of December 31, 2004 consist of the following and can be earned when the Company’s average common stock price reaches the following increments (over a consecutive 20-day period):

	Stock Price
	$22.70 - 25.32	$26.12 - $29.13	$31.12 - $32.14	$34.34 - $35.20	Total
Shares	27,500	29,000	17,000	12,500	86,000
      In 2003, the Director Plan was amended to increase the number of shares authorized for issuance by 150,000 shares. At December 31, 2004, 75,874 shares were reserved for issuance.

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
      For awards granted in 2000 and thereafter, the Company recorded the entire compensation expense relating to the market value of the earned shares and related cash bonus in the period in which the award is earned. For awards granted prior to 2000, the market value of awards earned are added to common stock and additional paid-in capital and an equal amount is deducted from stockholders’ equity as unearned compensation. The LTIP unearned compensation and the amount of cash bonus to be paid when the awarded shares become vested are amortized to expense ratably over the vesting period. The Company recognized compensation expense associated with the LTIP and Director Plan of $0.5 million, $0.6 million and $44.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, consisting of compensation expense relating to earned shares, amortization of stock awards for earned shares issued prior to 2000 and the related cash bonuses.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additional information regarding the LTIP for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Shares awarded but not earned at January 1	762,500	747,500	1,717,000
Shares awarded	330,000	55,000	755,000
Shares forfeited or expired unearned	(95,000)	(40,000)	(375,000)
Shares earned	(5,500)	—	(1,349,500)

Shares awarded but not earned at December 31	992,000	762,500	747,500
Shares available for grant	906,000	1,141,000	1,156,000

Total shares reserved for issuance	1,898,000	1,903,500	1,903,500

      Outstanding shares awarded but not earned as of December 31, 2004 consist of the following and can be earned when the Company’s average common stock price reaches the following increments (over a consecutive 20-day period):

	Stock Price

	$22.75-$27.41	$28.01-$32.54	$33.00-$38.00	$39.16-$42.75	$47.50	Total

Shares	85,750	168,750	341,500	216,000	180,000	992,000
      In 2001, the LTIP was amended to permit a participant to elect to forfeit a portion of an earned award in order to fully satisfy federal, state and employment taxes which are payable at the time the shares and the related cash bonus are earned. The number of shares of common stock equal to the value of the participant’s tax liability, net of the cash bonus, are thereby forfeited in lieu of an additional cash payment contributed to the participant’s tax withholding. In 2004, 2003 and 2002, 1,513, 0 and 299,409 earned shares, respectively, were forfeited in this manner.
      For awards granted prior to 2000, the number of shares vested during the years 2004, 2003 and 2002 were 4,166, 1,667 and 201,334, respectively. All awards granted after 2000 vest immediately upon being earned.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option transactions during the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Options outstanding at January 1	1,783,288	2,132,365	2,850,345
Options granted	—	—	87,500
Options exercised	(257,150)	(198,220)	(777,750)
Options canceled	(159,600)	(150,857)	(27,730)

Options outstanding at December 31	1,366,538	1,783,288	2,132,365

Options available for grant at December 31	1,920,237	1,867,837	1,839,438

Option price ranges per share:
Granted	$—	$—	$18.30-23.00
Exercised	8.19-18.25	6.31-15.12	2.50-22.31
Canceled	8.19-31.25	6.25-31.25	11.00-31.25
Weighted average option prices per share:
Granted	$—	$—	$20.68
Exercised	12.71	12.46	11.61
Canceled	18.79	17.10	16.97
Outstanding at December 31	17.74	17.12	16.69
      At December 31, 2004, the outstanding options had a weighted average remaining contractual life of approximately 5.1 years and there were 1,220,638 options currently exercisable with option prices ranging from $8.50 to $31.25 and with a weighted average exercise price of $17.91.
      The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2004	Price

$ 8.50 — $11.88	383,650	5.5	$11.29	378,650	$11.32
$15.12 — $22.31	789,500	5.6	$18.40	652,600	$18.81
$23.00 — $31.25	193,388	2.0	$27.89	189,388	$27.99

	1,366,538			1,220,638

11.	Derivative Instruments and Hedging Activities
      The Company applies the provisions of SFAS No. 133, as amended by SFAS No. 138. All derivatives are recognized on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company currently engages in derivatives that are designated as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings.
      The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

Foreign Currency Risk
      The Company has significant manufacturing operations in the United States, France, Germany, Finland, Denmark and Brazil, and it purchases a portion of its tractors, combines and components from third party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the U.S. dollar.
      The Company attempts to manage its transactional foreign exchange exposure by hedging identifiable foreign currency cash flow commitments and forecasts arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain of its exposures through the use of foreign currency forward contracts.
      The Company uses foreign currency forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the year ended December 31, 2004, the Company recorded net losses of approximately $37.6 million, under the caption of other expense, net. These losses were substantially offset by gains on the remeasurement of the underlying asset or liability being hedged. For the years ended December 31, 2003 and 2002, the Company recorded net gains of approximately $9.0 million and $17.3 million, respectively, under the caption of other expense, net. These gains were substantially offset by losses on the remeasurement of the underlying asset or liability being hedged.
      The Company uses foreign currency forward contracts to hedge a portion of forecasted foreign currency inflows and outflows resulting from purchases and sales. The Company recorded no gain or loss resulting from a forward contract’s ineffectiveness or discontinuance as a cash flow hedge.

Interest Rate Risk
      The Company may use interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has no interest rate swap agreements outstanding.
      The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the years ended December 31, 2003 and 2002, (in millions). There were no derivatives held by the Company accounted for as hedges during 2004:

	2003

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8
Net changes in fair value of derivatives	(1.1)	0.4	(0.7)
Net losses reclassified from accumulated other comprehensive loss into earnings	(0.2)	0.1	(0.1)

Accumulated derivative net gains as of December 31, 2003	$—	$—	$—

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net losses as of December 31, 2001	$(0.2)	$0.1	$(0.1)
Net changes in fair value of derivatives	3.9	(1.6)	2.3
Net losses reclassified from accumulated other comprehensive loss into earnings	(2.4)	1.0	(1.4)

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8

      In addition to the above, the Company recorded a deferred gain of $3.8 million, $2.7 million and $0.4 million, net of taxes, to other comprehensive loss related to derivatives held by affiliates for the years ended December 31, 2004, 2003 and 2002, respectively. The gains are related to interest rate swap contracts in the Company’s retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure its yield against its fixed rate loan portfolio.
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

12.	Commitments and Contingencies
      The future payments required under the Company’s significant commitments as of December 31, 2004 are as follows (in millions):

	Payments Due By Period

	2005	2006	2007	2008	2009	Thereafter	Total

Capital lease obligations	$1.3	$0.1	$0.1	$—	$—	$—	$1.5
Operating lease obligations	24.4	18.8	11.3	7.6	5.9	18.8	86.8
Unconditional purchase obligations[1]	33.3	19.8	20.2	20.0	20.2	1.2	114.7
Other short-term and long-term obligations	81.1	20.1	19.9	19.4	19.4	135.6	295.5

Total contractual cash obligations	$140.1	$58.8	$51.5	$47.0	$45.5	$155.6	$498.5

[1]	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter	Total

Guarantees	$77.1	$11.0	$3.2	$1.2	$2.6	$—	$95.1

      As a result of the rationalization of the Company’s European combine manufacturing operations during 2004, the Company entered into an agreement with a third party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that the Company will purchase a minimum quantity of 200 combines per year, at a cost of approximately $20.0 million per year through December 2009. This obligation is included within “Unconditional Purchase Obligations” above.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off Balance Sheet Arrangements

Guarantees
      At December 31, 2004, the Company was obligated under certain circumstances to purchase through the year 2009 up to $16.8 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. On December 31, 2003, the Company entered into an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses, which might be incurred on the resale of this equipment, will not materially impact the Company’s financial position or results of operations.
      At December 31, 2004, the Company guaranteed indebtedness owed to third parties of approximately $78.3 million, primarily related to dealer and end user financing of equipment. The Company believes the credit risk associated with these guarantees is not material to its financial position.

Other
      In addition, at December 31, 2004, the Company had foreign currency forward contracts to buy an aggregate of approximately $30.8 million of United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $291.0 million United States dollar equivalents. All contracts have a maturity of less than one year (Note 11).
      From time to time, the Company sells certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” and has determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
      Total lease expense under noncancelable operating leases was $28.1 million, $23.1 million and $22.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Contingencies
      The Company has received assessments from Brazilian tax authorities regarding transaction taxes payable on certain foreign currency gains and losses. The Company is currently contesting the assessments and disputing the calculation method applied by the tax authorities. The Company believes that it is not probable or likely the assessments will have to be paid. The total assessment approximates $9.0 million to $9.5 million. The Company anticipates that it may take significant time to resolve the dispute with the Brazilian tax authorities.
      In October 2004 the Company was notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $14.0 million). The Company is vigorously contesting the claim. No legal proceedings have been initiated and discussions between the Company and the customer are ongoing.
      The Company is party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related Party Transactions
      Rabobank Nederland, a AAA rated financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, the United Kingdom, Australia, France, Germany, Spain, Ireland and Brazil. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and securitization facilities (Notes 4 and 7). The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than 49%, or approximately $31.7 million, of the solvency requirements of the Brazil joint venture. In Brazil, the Company’s joint venture company has an agency relationship with Rabobank whereby Rabobank provides funding. In February 2005, the Company made a $21.3 million investment in its retail finance joint venture with Rabobank in Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to the Company’s other retail finance joint ventures and will result in the gradual elimination of the Company’s solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank in Brazil.
      The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2004, the Company was obligated under certain circumstances to purchase through the year 2009 up to $16.8 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.
      During 2004 and 2003, the Company had net sales of $186.5 million and $116.1 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of the Board of Directors of the Company.
      During 2002, the Company purchased approximately $127.5 million of equipment components from its manufacturing joint venture, GIMA, at cost. As of July 1, 2003, the Company began consolidating GIMA in accordance with the requirements of FIN 46R (Note 14). During 2004 and 2003, the Company purchased approximately $2.4 million and $2.6 million, respectively, of equipment components from its manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

14.	Consolidation of Joint Venture
      The Company currently has equity interests in joint ventures with other entities. For those joint ventures where the Company is not the primary beneficiary as determined under FIN 46R, the Company accounts for its investments under the equity method of accounting. During the third quarter of 2003, the Company analyzed the provisions of FIN 46R as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA.
      GIMA was established in 1994 between the Company and Renault to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party had an original investment of $4.8 million in the joint venture. GIMA has no third party debt obligations.
      Under the terms of the GIMA agreement, either party may give notice that it wishes to sell its shares to the other party. The party receiving notice is obligated to purchase the shares within eighteen months. Per the GIMA agreement, the share price will be 25% of the net worth of the joint venture.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 1, 2003, the Company began consolidating the accounts of GIMA. Historically, the Company accounted for its investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on the results of operations or financial position of the Company. The equity interest of Renault is reported as a minority interest, included in “Other noncurrent liabilities” in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2004 and 2003.

15.	Segment Reporting
      The Company has four reportable segments: North America; South America; Europe/Africa/Middle East and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. Beginning in the first quarter of 2004, the Company modified its segment reporting from five reportable segments to four reportable segments. The Company no longer considers the Sprayers division a reportable segment under the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to organizational changes and changes in the distribution and servicing of certain Sprayer products which became effective January 1, 2004. Therefore, the segment disclosures for 2003 and 2002 have been reclassified to conform to the presentation going forward. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2004, 2003 and 2002 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years Ended December 31,	America	America	Middle East	Pacific	Consolidated

2004
Net sales	$1,412.5	$796.8	$2,873.0	$191.0	$5,273.3
Income from operations	32.6	126.6	186.8	32.9	378.9
Depreciation	22.3	10.4	47.3	4.3	84.3
Assets	766.9	298.0	1,349.5	63.6	2,478.0
Capital expenditures	13.5	11.1	49.1	4.7	78.4
2003
Net sales	$1,176.2	$416.3	$1,758.8	$144.0	$3,495.3
Income from operations	39.6	61.2	113.6	23.2	237.6
Depreciation	17.0	5.9	32.8	3.1	58.8
Assets	685.2	222.0	836.4	47.3	1,790.9
Capital expenditures	15.7	14.0	46.5	2.5	78.7
2002
Net sales	$1,039.2	$270.8	$1,505.6	$107.1	$2,922.7
Income from operations	30.7	30.6	133.2	19.4	213.9
Depreciation	15.0	4.3	26.0	2.5	47.8
Assets	742.0	127.2	634.4	37.2	1,540.8
Capital expenditures	15.5	8.8	30.6	—	54.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2004	2003	2002

Segment income from operations	$378.9	$237.6	$213.9
Corporate expenses	(39.0)	(23.4)	(22.2)
Restricted stock compensation	(0.5)	(0.6)	(44.1)
Restructuring and other infrequent expenses	(0.1)	(27.6)	(42.7)
Amortization of intangibles	(15.8)	(1.7)	(1.4)

Consolidated income from operations	$323.5	$184.3	$103.5

Segment assets	$2,478.0	$1,790.9	$1,540.8
Cash and cash equivalents	325.6	147.0	34.3
Receivables from affiliates	7.9	0.5	8.9
Investments in affiliates	114.5	91.6	78.5
Other current and noncurrent assets	402.5	391.6	293.1
Intangible assets, net	238.2	86.1	86.3
Goodwill	730.6	331.7	307.1

Consolidated total assets	$4,297.3	$2,839.4	$2,349.0

      Net sales by customer location for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

Net sales:
United States	$1,168.1	$968.8	$881.4
Canada	176.9	169.3	129.5
Germany	470.1	433.1	411.4
France	604.7	357.6	273.4
United Kingdom and Ireland	301.0	204.6	168.1
Finland and Scandinavia	634.4	160.8	142.9
Other Europe	673.6	447.6	348.1
South America	786.0	409.7	263.4
Middle East	127.1	112.6	123.4
Asia	72.0	56.9	46.9
Australia	119.0	87.1	60.2
Africa	62.2	42.6	37.3
Mexico, Central America and Caribbean	78.2	44.6	36.7

	$5,273.3	$3,495.3	$2,922.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net sales by product for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

Net sales:
Tractors	$3,394.6	$2,040.9	$1,712.1
Combines	361.8	301.7	202.1
Sprayers	265.8	232.3	226.9
Other machinery	551.4	377.9	286.7
Replacement parts	699.7	542.5	494.9

	$5,273.3	$3,495.3	$2,922.7

      Property, plant and equipment by country as of December 31, 2004 and 2003 was as follows (in millions):

	2004	2003

United States	$105.6	$108.8
Finland	134.5	—
Germany	137.5	121.8
Brazil	101.8	51.5
France	89.4	86.0
Other	24.5	66.1

	$593.3	$434.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.
Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
Management’s Report on Internal Controls over Financial Reporting
      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. In assessing the effectiveness of the Company’s internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.”
      In conducting management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company has excluded its Valtra tractor and diesel operations, which were acquired on January 5, 2004, as permitted by the Securities and Exchange Commission. Valtra’s net sales during the year ended December 31, 2004 were approximately $1,007.5 million, or approximately 19% of the Company’s consolidated net sales. The acquisition also represented $1,119.1 million, or approximately 26% of the Company’s total assets as of December 31, 2004 and $52.8 million, or approximately 16% of the Company’s consolidated income from operations for the year ended December 31, 2004.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the criteria referred to above.
      KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Controls
      There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s processes to comply with the Sarbanes-Oxley Act of 2002, enhancements to the Company’s internal controls over financial reporting were implemented as management addressed and remediated deficiencies that had been identified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AGCO Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that AGCO Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that AGCO Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      In conducting management’s evaluation of the effectiveness of AGCO Corporation’s internal control over financial reporting, AGCO Corporation has excluded its Valtra tractor and diesel operations, which were acquired on January 5, 2004, as permitted by the Securities and Exchange Commission. Valtra’s net sales during the year ended December 31, 2004 were approximately $1,007.5 million, or approximately 19% of AGCO Corporation’s consolidated net sales. The acquisition also represented $1,119.1 million, or approximately 26% of AGCO Corporation’s total assets as of December 31, 2004 and $52.8 million, or approximately 16% of AGCO Corporation’s consolidated income from operations for the year ended December 31, 2004. Our audit of internal control over financial reporting of AGCO Corporation also excluded an evaluation of internal control over financial reporting of the Valtra tractor and diesel operations.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
March 14, 2005
Item 9B.     Other Information
      None.

PART III
      The information called for by Items 10, 11, 12, 13 and 14 if any, will be contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders which we intend to file in April 2005.

Item 10.	Directors and Executive Officers of Registrant
      The information with respect to directors required by this item set forth in our Proxy Statement for the 2005 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Directors Continuing in Office” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” set forth on pages 9 through 11 of this Form  10-K is incorporated herein by reference. The information with respect to executive officers required by this item set forth in our Proxy Statement for the 2005 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
      The information under the heading “Available Information” set forth on page 9 of this Form 10-K is incorporated herein by reference. The code of ethics referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation
      The information with respect to executive compensation required by this item set forth in our Proxy Statement for the 2005 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” is incorporated herein by reference.

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

	(a)	(b)	(c)

Number of securities remaining
	Number of Securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding awards under	outstanding awards	(excluding securities reflected in
Plan Category	the Plans	under the Plans	column (a))

Equity compensation plans approved by security holders	2,444,538*	$26.09	2,902,111
Equity compensation plans not approved by security holders	—	—	—

Total	2,444,538*	$26.09	2,902,111

*	Includes amounts related to awards that are only issuable upon a minimum 20-day average stock value being attained.
      (b) Security Ownership of Certain Beneficial Owners and Management
      The information required by this item set forth in our Proxy Statement for the 2005 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item set forth in our Proxy Statement for the 2005 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is set forth in our Notice of 2005 Annual Meeting of Shareholders and Proxy Statement in the section entitled “Independent Registered Public Accounting Firm Information” and is incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:

(1)	The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for AGCO Corporation and its subsidiaries are presented on pages 42 to 91 under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:
      The following Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages II-1 through II-3.

Schedule	Description

Schedule II	Valuation and Qualifying Accounts
      Schedules other than that listed above have been omitted because the required information is contained in Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

(3)	The following exhibits are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 31, 2001, Form 10-K, Exhibit 3.2
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of April 17, 2001	March 31, 2001, Form 10-Q, Exhibit 4.1
4.3	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1
4.4	Indenture dated as of April 15, 2004	April 15, Form 8-K, Exhibit 4.1
4.5	Registration Rights Agreement	December 31, 2003, Form 10-K, Exhibit 4.5
10.1	2001 Stock Option Plan*	March 31, 2001, Form 10-Q, Exhibit 10.2
10.2	1991 Stock Option Plan*	December 31, 1998, Form 10-K, Exhibit 10.8
10.3	Form of Stock Option Agreements*	Registration Statement #33-43437
10.4	Amended and Restated Long-Term Incentive Plan (LTIP III)*	December 31, 2000, Form 10-K, Exhibit 10.3 December 31, 2001, Form 10-K, Exhibit 10.4 December 3, 2004, Form 8-K, Exhibit 10.1

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

10.5	Non-employee Director Stock Incentive Plan*	December 31, 1997, Form 10-K, Exhibit 10.11 December 31, 2001, Form 10-K, Exhibit 10.6 March 25, 2003, DEF 14A, Appendix A
10.6	Management Incentive Compensation Plan*	December 31, 1995, Form 10-K, Exhibit 10.14
10.7	Supplemental Executive Retirement Plan*	December 31, 2001, Form 10-K, Exhibit 10.17
10.8	Employment Agreement with Robert J. Ratliff*	December 31, 1995, Form 10-K, Exhibit 10.22 December 31, 2003, Form 10-K, Exhibit 10.8 March 31, 2004, Form 10-Q, Exhibit 10.1
10.9	Employment Agreement with Martin Richenhagen*	June 30, 2004, Form 10-Q, Exhibit 10.1
10.10	Employment Agreement with Andrew H. Beck*	June 30, 2002, Form 10-Q, Exhibit 10.2
10.11	Employment Agreement with Garry L. Ball*	Filed herewith
10.12	Employment Agreement with James M. Seaver*	December 31, 1995, Form 10-K, Exhibit 10.25
10.13	Employment Agreement with Stephen D. Lupton*	December 31, 2002, Form 10-K, Exhibit 10.22 and filed herewith
10.14	Receivables Purchase Agreement dated as of January 27, 2000	December 31, 1999, Form 10-K, Exhibit 10.12 March 31, 2004, Form 10-Q, Exhibit 10.2
10.15	Credit Agreement dated as of December 22, 2003	January 7, 2004, Form 8-K, Exhibit 10.1 March 31, 2004, Form 10-Q, Exhibit 10.4 September 30, 2004, Form 10-Q, Exhibit 10.1
10.16	Canadian Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.1 March 31, 2004, Form 10-Q, Exhibit 10.3
10.17	European Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.2
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen	Filed herewith
32.1	Certification of Andrew H. Beck	Filed herewith
24.0	Powers of Attorney	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AGCO Corporation

By:	/s/ Martin Richenhagen

Martin Richenhagen
President and Chief Executive Officer
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin Richenhagen Martin Richenhagen	President, Chief Executive Officer and Director	March 16, 2005

/s/ Andrew H. Beck Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

P. George Benson* P. George Benson	Director	March 16, 2005

Hermann Cain* Hermann Cain	Director	March 16, 2005

Henry J. Claycamp* Henry J. Claycamp	Director	March 16, 2005

Wolfgang Deml* Wolfgang Deml	Director	March 16, 2005

Gerald B. Johanneson* Gerald B. Johanneson	Director	March 16, 2005

Anthony D. Loehnis* Anthony D. Loehnis	Director	March 16, 2005

Robert J. Ratliff* Robert J. Ratliff	Director	March 16, 2005

Wolfgang Sauer* Wolfgang Sauer	Director	March 16, 2005

Signature		Title	Date

W. Wayne Booker* W. Wayne Booker		Director	March 16, 2005

Curtis E. Moll* Curtis E. Moll		Director	March 16, 2005

David E. Momot* David E. Momot		Director	March 16, 2005

Hendrikus Visser* Hendrikus Visser		Director	March 16, 2005

*By:	/s/ Stephen D. Lupton Stephen D. Lupton Attorney-in-Fact		March 16, 2005

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2004

II-1

SCHEDULE II
AGCO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions

	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2004
Allowances for sales incentive discounts	$76.5	$—	$136.8	$(128.6)	$—	$84.7

Year ended December 31, 2003
Allowances for sales incentive discounts	$69.9	$—	$110.8	$(104.2)	$—	$76.5

Year ended December 31, 2002
Allowances for sales incentive discounts	$61.1	$0.1	$113.8	$(105.1)	$—	$69.9

		Additions

	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2004
Allowances for doubtful accounts	$47.2	$9.4	$3.2	$(7.2)	$2.3	$54.9

Year ended December 31, 2003
Allowances for doubtful accounts	$43.1	$—	$4.5	$(4.4)	$4.0	$47.2

Year ended December 31, 2002
Allowances for doubtful accounts	$49.1	$0.1	$3.7	$(3.9)	$(5.9)	$43.1

		Additions

	Balance at	Charged to			Foreign	Balance at
	Beginning	Costs and	Reversal		Currency	End of
Description	of Period	Expenses	of Accrual	Deductions	Translation	Period

Year ended December 31, 2004
Accruals of severance, relocation and other integration costs	$3.3	$5.0	$(0.4)	$(3.1)	$0.2	$5.0

Year ended December 31, 2003
Accruals of severance, relocation and other integration costs	$27.5	$12.9	$—	$(38.8)	$1.7	$3.3

Year ended December 31, 2002
Accruals of severance, relocation and other integration costs	$5.8	$29.5	$(2.4)	$(5.4)	$—	$27.5

II-2

(AGCO LOGO)