Form 10-Q
period 2005-03-31
AGCO CORP /DE
filed 2005-05-10
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2005

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

     As of May 6, 2005, AGCO Corporation had 90,423,492 shares of common stock outstanding. AGCO Corporation is an accelerated filer.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$28.0	$325.6
Accounts and notes receivable, net	876.4	823.2
Inventories, net	1,307.6	1,069.4
Deferred tax assets	102.5	127.5
Other current assets	76.6	58.8

Total current assets	2,391.1	2,404.5
Property, plant and equipment, net	566.6	593.3
Investment in affiliates	144.6	114.5
Deferred tax assets	138.3	146.1
Other assets	70.1	70.1
Intangible assets, net	228.7	238.2
Goodwill	710.9	730.6

Total assets	$4,250.3	$4,297.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.8	$6.9
Senior notes (Note 4)	250.0	—
Accounts payable	651.1	601.9
Accrued expenses	572.3	660.3
Other current liabilities	117.1	89.9

Total current liabilities	1,597.3	1,359.0
Long-term debt, less current portion	882.1	1,151.7
Pensions and postretirement health care benefits	242.4	247.3
Other noncurrent liabilities	105.0	116.9

Total liabilities	2,826.8	2,874.9

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 90,423,492 and 90,394,292 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	0.9	0.9
Additional paid-in capital	893.6	893.2
Retained earnings	815.3	793.8
Unearned compensation	(0.2)	(0.2)
Accumulated other comprehensive loss	(286.1)	(265.3)

Total stockholders’ equity	1,423.5	1,422.4

Total liabilities and stockholders’ equity	$4,250.3	$4,297.3

See accompanying notes to condensed consolidated financial statements

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$1,256.9	$1,115.7
Cost of goods sold	1,037.4	908.0

Gross profit	219.5	207.7

Selling, general and administrative expenses (includes restricted stock compensation expense of $0.1 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively)	130.6	119.9
Engineering expenses	30.7	26.2
Restructuring and other infrequent expenses (income)	1.0	(6.6)
Amortization of intangibles	4.2	4.0

Income from operations	53.0	64.2

Interest expense, net	17.0	22.8
Other expense, net	6.8	5.1

Income before income taxes and equity in net earnings of affiliates	29.2	36.3

Income tax provision	12.3	16.2

Income before equity in net earnings of affiliates	16.9	20.1

Equity in net earnings of affiliates	4.6	4.9

Net income	$21.5	$25.0

Net income per common share:
Basic	$0.24	$0.33

Diluted	$0.23	$0.31

Weighted average number of common and common equivalent shares outstanding:
Basic	90.3	75.3

Diluted	99.7	84.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$21.5	$25.0

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	22.5	20.9
Deferred debt issuance cost amortization	1.5	2.9
Amortization of intangibles	4.2	4.0
Restricted stock compensation	—	0.1
Equity in net earnings of affiliates, net of cash received	(4.6)	(2.4)
Deferred income tax expense	0.2	3.0
Gain on sale of property, plant and equipment	—	(7.0)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(81.2)	(26.8)
Inventories, net	(258.3)	(180.0)
Other current and noncurrent assets	(16.0)	(1.4)
Accounts payable	72.5	98.8
Accrued expenses	(51.7)	(36.8)
Other current and noncurrent liabilities	(16.3)	(22.3)

Total adjustments	(327.2)	(147.0)

Net cash used in operating activities	(305.7)	(122.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(14.2)	(13.9)
Proceeds from sales of property, plant and equipment	6.6	34.7
Purchase of businesses, net of cash acquired	—	(760.9)
Investments in unconsolidated affiliates	(22.7)	—

Net cash used in investing activities	(30.3)	(740.1)

Cash flows from financing activities:
Proceeds from debt obligations, net	41.9	780.7
Payment of debt issuance costs	—	(16.2)
Proceeds from issuance of common stock	0.4	0.4

Net cash provided by financing activities	42.3	764.9

Effect of exchange rate changes on cash and cash equivalents	(3.9)	0.5

Decrease in cash and cash equivalents	(297.6)	(96.7)
Cash and cash equivalents, beginning of period	325.6	147.0

Cash and cash equivalents, end of period	$28.0	$50.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.

     Stock Compensation Plans

     The Company accounts for all stock-based compensation awarded under its Non-employee Director Incentive Plan (the “Director Plan”), Long-Term Incentive Plan (the “LTIP”) and Stock Option Plan (the “Option Plan”) as prescribed under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and also provides the disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There was no compensation expense recorded under APB No. 25 for the Option Plan. APB No. 25 requires recognition of compensation expense under the Director Plan and the LTIP at the time the award is earned.

      There were no grants of options under the Option Plan or awards under the Director Plan and the LTIP during the three months ended March 31, 2005 and no grants of options under the Option Plan or awards under the Director Plan during the three months ended March 31, 2004. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP. Based on these models, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, were as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005
	2005	2004
Director Plan	$—	$—
LTIP	—	16.08
Option Plan	—	—

Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	—	4.0
Risk-free interest rate	—	2.3%
Expected volatility	—	39.9%
Expected dividend yield	—	—

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

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

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$21.5	$25.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)	(1.8)

Pro forma net income	$19.4	$23.3

Earnings per share:
Basic – as reported	$0.24	$0.33

Basic – pro forma	$0.22	$0.31

Diluted – as reported	$0.23	$0.31

Diluted – pro forma	$0.21	$0.29

     Recent Accounting Pronouncements

     In April 2005, the SEC adopted a new rule that changes the adoption dates of Statement of Financial Accounting Standards No. 123R (Revised 2004), (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. The Company plans to adopt SFAS No. 123R using the modified prospective method effective January 1, 2006 and based upon current outstanding awards, estimates the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense of approximately $7.2 million in 2006.

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and is currently evaluating

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

the impact on its results of operations and financial position.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial position.

     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.

     In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. The Company’s eligible dividend cannot exceed $718.2 million, which is the amount of permanently invested earnings outside the United States, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The eligible dividend must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the United States is generally equal to 5.25% of the qualifying dividend. The AJCA generally allows companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004. The Company is continuing to assess whether it will propose a plan of qualifying repatriation in 2005. The estimated range of dividend amounts that the Company may consider would not exceed eligible dividend amounts allowable under the AJCA.

     On May 19, 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Company is currently evaluating whether or not the benefits provided by its postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act. Decisions regarding the impact of the Act on its plans will be addressed after the completion of that evaluation, but the Company currently does not expect the impact to be material.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. The Company recorded an additional $0.1 million associated with this rationalization during the first quarter of 2005, and incurred and paid $0.4 million of severance costs. As of March 31, 2005, 23 of the 58 employees had been terminated. The $1.1 million of severance payments accrued at March 31, 2005 will be paid during 2005. In addition, during the first quarter of 2005, the Company incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of its Valtra European parts distribution operations.

     On July 2, 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark, to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operation, by simplifying the model range. The Company will outsource manufacturing of the majority of parts and components to suppliers and retain critical key assembly operations at the Randers facility. Component manufacturing operations ceased in February 2005. The components of the restructuring expenses are summarized in the following table:

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
2004 provision	$8.2	$1.1	$2.1	$0.1	$11.5
Less: Non-cash expense	8.2	—	—	—	8.2

Cash expense	—	1.1	2.1	0.1	3.3
2004 cash activity	—	(0.2)	(0.4)	—	(0.6)
Foreign currency translation	—	—	0.1	—	0.1

Balances as of December 31, 2004	—	0.9	1.8	0.1	2.8

First quarter 2005 provision	—	—	0.4	0.2	0.6
First quarter 2005 cash activity	—	(0.5)	(1.5)	(0.3)	(2.3)
Foreign currency translation	—	—	(0.1)	—	(0.1)

Balances as of March 31, 2005	$—	$0.4	$0.6	$—	$1.0

     The write-down of certain property, plant and equipment within the component manufacturing operation represents the impairment of real estate and machinery and equipment resulting from the restructuring, as the rationalization will eliminate a majority of the square footage utilized in the facility. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was determined based on current conditions in the market. The carrying value of the property, plant and equipment was approximately $11.6 million before the $8.2 million impairment charge. The machinery, equipment and tooling will be disposed of or will be sold. The buildings, land and improvements are being marketed for sale. The impaired property, plant and equipment associated with the Randers rationalization is reported within the Company’s Europe/Africa/Middle East segment. The severance costs relate to the termination of 298 employees. As of March 31, 2005, 277 of the 298 employees had been terminated. The employee retention payments relate to incentives paid to Randers employees who will remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $4.0 million to $5.0 million. The Company also recorded a write-down of approximately $3.7 million of inventory, reflected in costs of goods sold, during 2004, related to inventory that was identified as obsolete as a result of the rationalization. The $1.0 million of restructuring costs accrued at March 31, 2005 are expected to be incurred during 2005.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

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

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balances as of December 31, 2002	$—	$8.2	$18.0	$2.1	$28.3

2003 provision	—	—	10.2	1.8	12.0
2003 cash activity	—	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	—	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	—	0.5	2.0	1.6	4.1

2004 provision reversal	—	—	(0.4)	(0.5)	(0.9)
2004 cash activity	—	(0.5)	(1.4)	(0.8)	(2.7)
Foreign currency translation	—	—	0.1	0.1	0.2

Balances as of December 31, 2004	—	—	0.3	0.4	0.7

First quarter 2005 cash activity	—	—	(0.3)	(0.3)	(0.6)

Balances as of March 31, 2005	$—	$—	$—	$0.1	$0.1

     During 2003, the Company sold certain machinery and equipment of the Coventry facility at auction and, as a result of those sales, recognized a net gain of approximately $2.0 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2003. On January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility for approximately $41.0 million, and as a result of that sale, recognized a net gain, after selling costs, of approximately $6.9 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004. The Company will lease part of the facility back from the buyers for a period of three years, with the ability to exit the lease within two years from the date of the sale. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004 and the remaining $6.6 million on January 28, 2005. In addition, the Company completed the auctions of the remaining machinery and equipment, as well as finalized the sale of the facility (and associated selling costs) during the second quarter of 2004, and recorded an additional $1.4 million in net gains related to such actions. The net gains were reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004.

     The employee severance costs relate to the termination of 1,049 employees. All employees had been terminated as of December 31, 2004. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and were accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During 2004, the Company reversed approximately $0.9 million of provisions related to the restructuring that had been previously established. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to retention payments, lease termination payouts and other exit costs, as some employees had been redeployed or had been terminated earlier than estimated, and as some supplier and rental contracts had been finalized and terminated earlier than anticipated. The $0.1 million of restructuring costs accrued at March 31, 2005 are expected to be incurred during 2005.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

     In October 2002, the Company applied to the High Court in London, England, for clarification of a provision in its U.K. pension plan that governs the value of pension payments payable to an employee who is over 50 years old and who retires from service in certain circumstances prior to his normal retirement date. The primary matter before the High Court was whether pension payments to such employees, including those who take early retirement and those terminated due to the closure of the Company’s Coventry facility, should be reduced to compensate for the fact that the pension payments begin prior to a normal retirement age of 65. In July 2003, a U.K. Court of Appeal ruled that employees terminated as a result of the closure of the Coventry facility do not qualify for full pensions, but ruled that other employees might qualify.

     As a result of the ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore the Company recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses,” of approximately £7.5 million (or approximately $12.4 million) to reflect its estimate of the additional pension liability associated with previous early retirement programs. Subsequently, as full details of the Court of Appeal judgment were published, the Company received more detailed legal advice regarding the specific circumstances in which the past voluntary retirements would be subject to the Court’s ruling. Based on this advice, the Company completed a detailed review of past terminations during the fourth quarter of 2004, and concluded that the number of former employees who are considered to be eligible to receive enhanced pensions under the Court’s ruling was lower than the Company’s initial estimate. The Company therefore recorded a reversal of the established provision of approximately £2.5 million (or approximately $4.1 million) during the fourth quarter of 2004, which was included in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations.

     During 2002 through 2004, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses in total of approximately $5.1 million during 2002, 2003 and 2004. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, the rationalization of the Company’s European combine engineering operations and the closure and consolidation of the Company’s Valtra U.S. and Canadian sales offices into the its existing U.S. and Canadian sales organizations. The Company did not record any costs associated with these rationalizations during the first quarter of 2005. Of the $5.1 million of total costs, approximately $4.0 million relate to severance costs associated with the termination of approximately 215 employees in total. At March 31, 2005, a total of approximately $4.8 million of expenses had been incurred and paid. The remaining accrued balance of $0.3 million as of March 31, 2005 is expected to be incurred during 2005.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2005 are summarized as follows:

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2004	$32.9	$81.7	$51.4	$166.0
Foreign currency translation	(0.1)	(2.1)	(2.1)	(4.3)

Balance as of March 31, 2005	$32.8	$79.6	$49.3	$161.7

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2004	$3.7	$9.4	$7.8	$20.9
Amortization expense	0.3	2.0	1.9	4.2
Foreign currency translation	—	(0.2)	(0.4)	(0.6)

Balance as of March 31, 2005	$4.0	$11.2	$9.3	$24.5

Trademarks
and
Tradenames
Unamortized intangible assets:
Balance as of December 31, 2004	$93.1
Foreign currency translation	(1.6)

Balance as of March 31, 2005	$91.5

     Changes in the carrying amount of goodwill during the three months ended March 31, 2005 are summarized as follows:

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2004	$165.5	$120.8	$444.3	$730.6
Foreign currency translation	—	(1.1)	(18.6)	(19.7)

Balance as of March 31, 2005	$165.5	$119.7	$425.7	$710.9

     SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s initial assessment and its annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131 are not its reporting units, with the exception of its Asia/Pacific geographical segment.

     The Company utilized a combination of valuation techniques, including a discounted cash flow approach, a market multiple approach and a comparable transaction approach when making its initial and subsequent annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s most recent analyses, conducted as of October 1, 2004, indicated that no reduction in the carrying amount of goodwill was required in 2004.

     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives which range from 3 to 30 years.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

4. LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Credit facility	$417.2	$424.7
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
9 1/2% Senior notes due 2008	—	250.0
6 7/8% Senior subordinated notes due 2014	259.5	271.1
Other long-term debt	10.9	11.5

	888.9	1,158.6
Less: Current portion of long-term debt	(6.8)	(6.9)

Total long-term debt, less current portion	$882.1	$1,151.7

     Subject to the completion of certain transactions and the availability of adequate funding, the Company intends to redeem its $250 million 9 1/2% Senior notes during the second quarter of 2005 at a price of approximately $261.9 million, which represents a premium of 4.75% over the senior notes face amount. The premium of approximately $11.9 million is expected to be reflected in interest expense, net in the second quarter of 2005. If redeemed, the Company will be required to write-off the remaining balance of the deferred debt issuance costs of approximately $2.1 million at the time of the redemption. The sources for the redemption price is expected to be a combination of cash generated from the transfer of wholesale interest-bearing receivables to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures (Note 9), revolving credit facility borrowings, and available cash on hand. As a result of its intention to redeem the Senior Notes, the Company has reclassified the $250 million Senior Notes from long-term debt to current liabilities as of March 31, 2005.

5. INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.

     Inventories at March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
Finished goods	$652.6	$432.5
Repair and replacement parts	328.1	313.2
Work in process	112.6	103.6
Raw materials	214.3	220.1

Inventories, net	$1,307.6	$1,069.4

6. PRODUCT WARRANTY

     The warranty reserve activity for the three months ended March 31, 2005 and 2004 consisted of the following:

	2005	2004
Balance at beginning of quarter	$135.0	$98.5
Acquisitions	—	14.9
Accruals for warranties issued during the period	28.8	26.2
Settlements made (in cash or in kind) during the period	(27.9)	(19.4)
Foreign currency translation	(3.6)	(0.7)

Balance at March 31	$132.3	$119.5

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

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

     During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” EITF Issue No. 04-08 requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted the statement during the fourth quarter of 2004 and has included approximately nine million additional shares of common stock that may be issued upon conversion of the Company’s outstanding 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation for the three months ended March 31, 2005 and 2004. Diluted earnings per share is required to be restated for each period that the convertible notes were outstanding. The convertible notes were issued on December 23, 2003. As the Company is not benefiting losses in the United States for tax purposes, the interest expense associated with the convertible notes included in the diluted earnings per share calculation does not reflect a tax benefit. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months	Three Months
	Ending March 31,	Ending March 31,
	2005	2004
Basic net income per share:
Net income	$21.5	$25.0

Weighted average number of common shares outstanding	90.3	75.3

Basic net income per share	$0.24	$0.33

Diluted net income per share:
Net income	$21.5	$25.0
After-tax interest expense on contingently convertible senior subordinated notes	1.2	1.1

Net income for purposes of computing diluted net income per share	$22.7	$26.1

Weighted average number of common shares outstanding	90.3	75.3
Dilutive stock options and restricted stock awards	0.4	0.5
Weighted average assumed conversion of contingently convertible senior subordinated notes	9.0	9.0

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted earnings per share	99.7	84.8

Diluted net income per share	$0.23	$0.31

     There were options to purchase 0.6 million shares for both the three months ended March 31, 2005 and March 31, 2004 that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

8. COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income	$21.5	$25.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23.0)	(24.3)
Unrealized gain (loss) on derivatives held by affiliates	2.2	(1.2)

Total comprehensive income (loss)	$0.7	$(0.5)

9. ACCOUNTS RECEIVABLE SECURITIZATION

     At March 31, 2005, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $492.7 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company has reviewed its accounting for its securitization facilities and its wholly-owned special purpose U.S. entity in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”) and FIN No. 46R “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.

     Outstanding funding under these facilities totaled approximately $449.3 million at March 31, 2005 and $458.9 million at December 31, 2004. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $5.0 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.

     The Company is working towards completing an agreement during the second quarter of 2005 that would transfer, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables are without recourse to the Company and the Company will continue to service the receivables. If completed, the initial transfer of wholesale interest-bearing receivables would net approximately $100 million and the proceeds would be used to redeem the Company’s $250 million Senior Notes (Note 4).

10. EMPLOYEE BENEFIT PLANS

     The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Brazil. The Company also provides certain post-retirement health care and life insurance benefits for certain employees principally in the United States, as well a supplemental executive retirement plan which is an unfunded plan that provides Company executives with retirement income for a period of ten years after retirement.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

     Net pension and postretirement cost for the plans for the three months ended March 31, 2005 and 2004 are set forth below:

	Three Months Ended
	March 31,
Pension benefits	2005	2004
Service cost	$1.5	$1.7
Interest cost	10.3	7.8
Expected return on plan assets	(8.7)	(6.8)
Amortization of net actuarial loss and prior service cost	4.6	3.7

Net quarterly pension cost	$7.7	$6.4

Post-retirement benefits	2005	2004
Service cost	$0.2	$0.1
Interest cost	0.6	0.5
Amortization of transition and prior service cost	0.1	(0.2)
Amortization of unrecognized net loss	0.4	0.3

Net quarterly postretirement cost	$1.3	$0.7

     As of March 31, 2005, approximately $6.1 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2005 to its defined benefit pension plans will aggregate approximately $27.8 million. As of March 31, 2005, the Company had made approximately $0.9 million of contributions to its U.S.-based post-retirement health care and life insurance benefit plans.

11. SEGMENT REPORTING

     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2005 and 2004 are as follows:

Three Months Ended	North	South	Europe/Africa	Asia/
March 31,	America	America	/Middle East	Pacific	Consolidated
2005
Net sales	$392.8	$152.3	$666.3	$45.5	$1,256.9
Income from operations	2.6	12.5	45.4	7.5	68.0
Depreciation	6.3	3.2	11.9	1.1	22.5
Capital expenditures	3.9	0.8	9.5	—	14.2

2004
Net sales	$293.7	$174.9	$601.3	$45.8	$1,115.7
Income from operations	6.1	31.1	25.4	6.9	69.5
Depreciation	4.9	2.5	12.6	0.9	20.9
Capital expenditures	2.1	0.6	8.5	2.7	13.9

Assets
As of March 31, 2005	$1,011.2	$389.5	$1,251.2	$83.6	$2,735.5
As of December, 31, 2004	766.9	298.0	1,349.5	63.6	2,478.0

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited, in millions, except per share data)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below:

	Three Months Ended
	March 31,
	2005	2004
Segment income from operations	$68.0	$69.5
Corporate expenses	(9.7)	(7.6)
Restricted stock compensation expense	(0.1)	(0.3)
Restructuring and other infrequent (expenses) income	(1.0)	6.6
Amortization of intangibles	(4.2)	(4.0)

Consolidated income from operations	$53.0	$64.2

	As of	As of
	March 31,	December 31,
	2005	2004
Segment assets	$2,735.5	$2,478.0
Cash and cash equivalents	28.0	325.6
Receivables from affiliates	15.1	7.9
Investments in affiliates	144.6	114.5
Other current and noncurrent assets	387.5	402.5
Intangible assets, net	228.7	238.2
Goodwill	710.9	730.6

Consolidated total assets	$4,250.3	$4,297.3

12. CONTINGENCIES

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

RESULTS OF OPERATIONS

     For the three months ended March 31, 2005, we generated net income of $21.5 million, or $0.23 per share, compared to net income of $25.0 million, or $0.31 per share, for the same period in 2004.

     The results for the first quarter of 2005 included restructuring and other infrequent expenses (“restructuring expenses”) of $1.0 million, or $0.01 per share, primarily related to the rationalization of our Randers, Denmark combine manufacturing operations and our Finnish tractor manufacturing and parts operations. The results for the first quarter of 2004 included restructuring income of $6.6 million, or $0.05 per share, primarily related to the gain on the sale of our Coventry, England facility, which occurred in January 2004.

     Sales during the first quarter of 2005 were 12.7% higher than the first quarter of 2004 primarily due to sales growth in Western Europe and North America, as well as positive currency translation impacts. First quarter operating income was $53.0 million in 2005 compared to $64.2 million in 2004. The decline in operating income was primarily related to reduced margins in South America as a result of a significant reduction in industry demand, as well as in North America, resulting from the impact of the weak dollar on products imported and sold in North America. In addition, operating income declined due to the elimination of the gain on the sale of our Coventry, England facility, reflected in operating income during the first quarter of 2004.

     Operating income improved in our Europe/Africa/Middle East region, as a result of sales increases, improved margins and currency translation benefits. In the South American region, weaker market conditions in 2005 contributed to sales declines and lower margins resulted from lower production, unfavorable sales mix and currency impacts. Operating income in North America also declined in 2005 compared to 2004. While improved market conditions in North America contributed to sales growth, operating margins in North America were reduced due to the impact of the weak dollar on products imported from Europe and Brazil. Our Asia/Pacific region achieved increased operating income in 2005 primarily resulting from improved margins.

Retail Sales

     In North America, industry unit retail sales of tractors for the first quarter of 2005 increased approximately 5% over the first quarter of the prior year with increases in all tractors segments. First quarter industry unit retail sales of combines were approximately 34% higher than the prior year. Our unit retail sales of tractors and combines for the first quarter of 2005 were higher than the prior year, due to stronger market conditions.

     In Western Europe, industry unit retail sales of tractors for the first quarter of 2005 were relatively flat over the comparable prior year period. Retail demand improved in Italy but declined in Finland and France. Our unit retail sales for the first quarter of 2005 were also relatively flat when compared to the prior year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     South American industry unit retail sales of tractors in the first quarter of 2005 decreased approximately 16% over the prior year period. Tractor demand declined in Brazil and Argentina, offset by a slight increase in other South American markets. Industry unit retail sales of combines for the first quarter of 2005 were 59% lower than the prior year, with sharp declines in both Brazil and Argentina. Market demand in South America has declined significantly in 2005 primarily due to drought conditions in southern Brazil which impacted the recent harvest, as well as the impact of lower commodity prices and the weak dollar on farm income. Our South American unit retail sales of tractors and combines also decreased in the first quarter of 2005 compared to the same period in 2004.

     Outside of North America, Western Europe and South America, net sales for the first quarter of 2005 were higher than the prior year period due to higher sales in Australia and Eastern Europe.

STATEMENTS OF OPERATIONS

     Net sales for the first quarter of 2005 were $1,256.9 million compared to $1,115.7 million for the same period in 2004. The increase in net sales was primarily due to sales growth in Western Europe and North America, as well as positive currency translation impacts. Foreign currency translation positively impacted net sales by $42.1 million, or 3.8%, in the first quarter of 2005. The following table sets forth, for the three months ended March 31, 2005 and 2004, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change Due to
			Change		Currency Translation
	2005	2004	$	%	$	%
North America	$392.8	$293.7	$99.1	33.7%	$3.4	1.2%
South America	152.3	174.9	(22.6)	(12.9)%	9.5	5.4%
Europe/Africa/Middle East	666.3	601.3	65.0	10.8%	28.3	4.7%
Asia/Pacific	45.5	45.8	(0.3)	(0.7)%	0.9	1.9%

	$1,256.9	$1,115.7	$141.2	12.7%	$42.1	3.8%

     Regionally, net sales in North America increased during the first quarter of 2005 primarily due to stronger end markets, favorable response to new products and distribution and the timing of deliveries to dealers compared to the first quarter of 2004. In the Europe/Africa/Middle East region, net sales increased in the first quarter of 2005 primarily due to sales growth in Germany, Eastern Europe and the Middle East. Net sales in South America decreased during the first quarter of 2005 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales were relatively flat in the first quarter of 2005 compared to the same period in 2004. We estimate that consolidated price increases during the first quarter of 2005 contributed approximately 4% to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 66% of our sales in the first quarter of 2005, increased approximately 12% in 2005 compared to the same period in 2004. Unit sales of tractors and combines increased approximately 5% during the first quarter of 2005 compared to 2004. The difference between the unit sales increase and the increase in net sales is the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations (in millions, except percentages):

	2005		2004
		% of		% of
	$	Net Sales	$	Net Sales
Gross profit	$219.5	17.5%	$207.7	18.6%
Selling, general and administrative expense (including $0.1 million and $0.3 million of restricted stock compensation in three months ended March 31, 2005 and 2004, respectively)	130.6	10.4%	119.9	10.7%
Engineering expenses	30.7	2.5%	26.2	2.3%
Restructuring and other infrequent expenses (income)	1.0	0.1%	(6.6)	(0.6)%
Amortization of intangibles	4.2	0.3%	4.0	0.4%

Income from operations	$53.0	4.2%	$64.2	5.8%

     Gross profit as a percentage of sales declined during the first quarter of 2005 versus the prior year period as a result of weaker market conditions in South America, which resulted in lower production levels, unfavorable sales mix and currency impacts. These declines were partially offset by improved margins in Europe, which were positively impacted by improved productivity and new product introductions. Margins in North America continue to be negatively impacted by the weak dollar on products imported from Europe and Brazil.

     Selling, general and administrative (“SG&A”) expenses as a percentage of sales decreased during the first quarter of 2005 compared to the prior year period primarily as a result of higher sales levels and cost reduction initiatives. Engineering expenses increased during the first quarter of 2005 compared to 2004 as a result of our increase in spending to fund product improvements, cost reduction projects and the expansion of our engine manufacturing facility.

     We recorded restructuring and other infrequent expenses of $1.0 million during the first quarter of 2005, primarily related to the rationalization of our Randers, Denmark combine manufacturing operations announced in July 2004, consisting primarily of employee retention payments and other facility closure costs. We also incurred restructuring costs associated with contract termination costs related to the rationalization of our Valtra European parts distribution operations. During the first quarter of 2004, we recorded restructuring and other infrequent income of approximately $6.6 million, primarily related to a gain on the sale of land, buildings and improvements associated with the rationalization of our Coventry, England tractor manufacturing facility. The net gain was offset by restructuring charges associated with various European and U.S. rationalization initiatives. See “Restructuring and Other Infrequent Expenses.”

     Interest expense, net was $17.0 million for the first quarter of 2005 compared to $22.8 million for the comparable period in 2004. The decrease in interest expense was due to lower debt levels in 2005 versus 2004. In April 2004, we completed a common stock offering and received proceeds of approximately $300.1 million. We used the net proceeds to repay borrowings under our credit facility, as well as to repay a $100.0 million interim bridge loan facility.

     Other expense, net was $6.8 million during the first quarter of 2005 compared to $5.1 million for the same period in 2004. Losses on sales of receivables primarily under our securitization facilities were $5.0 million in the first quarter of 2005 compared to $3.8 million for the same period in 2004. The increase during the first quarter of 2005 was primarily due to higher interest rates in 2005 compared to 2004.

     We recorded an income tax provision of $12.3 million for the first quarter of 2005 compared to $16.2 million for the same period in 2004. The effective tax rate was 42.1% for the first quarter of 2005 compared to 44.6% in the comparable prior year period. In 2005 and 2004, our effective tax rate was negatively impacted by losses in Denmark, where we recorded no tax benefit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

RESTRUCTURING AND OTHER INFREQUENT EXPENSES

     During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. We recorded an additional $0.1 million associated with this rationalization during the first quarter of 2005 and incurred and paid $0.4 million of severance costs. As of March 31, 2005, 23 of the 58 employees had been terminated. The $1.1 million of severance payments accrued at March 31, 2005 will be paid during 2005. In addition, during the first quarter of 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations.

     On July 2, 2004, we announced a plan to restructure our European combine manufacturing operations located in Randers, Denmark. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operation by simplifying the model range and eliminating the facility’s component manufacturing operations. Component manufacturing operations ceased in February 2005. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we will reduce the Randers workforce by 298 employees and permanently eliminate 70% of the square footage utilized. Our plans also include a rationalization of the combine model range to be assembled in Randers, retaining the production of the high specification, high value combines. As a result of the restructuring plan, we estimate that it will generate annual savings of approximately $7 million to $8 million by 2007, with savings in 2005 projected at approximately $5 million. These savings will primarily impact cost of goods sold. Cash restructuring costs are estimated to be approximately $4 million to $5 million. During 2004, we recorded an $8.2 million write-down of property, plant and equipment as well as $3.3 million of severance costs, employee retention payments and facility closure costs. We also recorded approximately $3.7 million of inventory write-downs during 2004, reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the restructuring plan. During the first quarter of 2005, we recorded an additional $0.6 million of restructuring costs related to the rationalization, primarily related to employee retention payments and other facility closure costs. As of March 31, 2005, 277 of the 298 employees had been terminated. The components of the restructuring expenses incurred during 2004 and 2005 are summarized in Note 2 to our Condensed Consolidated Financial Statements.

     During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities, resulting in the termination of 1,049 employees. The closure of this facility is consistent with our strategy to reduce excess manufacturing capacity. In 2003, we completed the transfer of production to our Beauvais facility, although we experienced cost inefficiencies and production delays primarily due to supplier delivery issues. Those inefficiencies were largely corrected in 2004. We estimate that we have reduced manufacturing overhead costs as a result of the Coventry rationalization project by approximately $20 million when adjusted for changes in production volume from year to year. During 2004, we recorded a gain of $6.9 million on the sale of our Coventry, England facility as well as gains totaling approximately $2.3 million related to the sale of machinery and equipment at the Coventry facility and certain Coventry closure reserve reductions. During 2004, we also recorded a $4.1 million reversal of a previously established provision related to our pension scheme in the U.K. The components of the restructuring expenses incurred related to the Coventry rationalization are summarized in Note 2 to our Condensed Consolidated Financial Statements.

     In addition, during 2002 through 2004, we initiated several rationalization plans and recorded restructuring and other infrequent expenses which in aggregate totaled approximately $5.1 million during 2002, 2003 and 2004. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel, the rationalization of certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany, the rationalization of our European combine engineering operations and the closure and consolidation of our Valtra U.S. and Canadian sales organizations. These

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold, as well as engineering and SG&A expenses. These expenses are discussed more fully in Note 2 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing requirements are subject to variations due to seasonal changes in inventory and dealer receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

     Our current financing and funding sources are $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million principal amount 6 7/8% senior subordinated notes due 2014, $250.0 million principal amount 9 1/2% senior notes due 2008, approximately $492.7 million of accounts receivable securitization facilities, a $300.0 million revolving credit facility, a $274.7 million term loan facility and a €109.8 million term loan facility.

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

     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million Euro denominated term loan. This facility replaced our $350.0 million multi-currency revolving credit facility. The revolving credit facility will mature in March 2008. The maturity date of the revolving credit facility may be extended to December 2008 if our existing 9 1/2% senior notes due 2008 are refinanced on terms specified by the lenders prior to March 2008. We were required to prepay approximately $22.3 million of the U.S. dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from our common stock public offering in April 2004. We are required to make quarterly payments towards the U.S. dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The maturity date for the term loans is March 2008. The maturity date of the term loans may be extended to June 2009 if the 9 1/2% senior notes are refinanced on terms specified by the lenders prior to March 2008. The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We must also fulfill

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of March 31, 2005, we had total borrowings of $417.2 million under the credit facility, which included $274.7 million under the U.S. dollar denominated term loan facility and €109.8 million (approximately $142.5 million) under the Euro denominated term loan facility. As of March 31, 2005, we had availability to borrow $291.6 million under the revolving credit facility. On March 22, 2005, we amended the term loan agreements to, among other reasons, lower the borrowing rate by 25 basis points from 2.00% to 1.75%.

     On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering and received proceeds of approximately $300.1 million. We used the net proceeds to repay a $100.0 million interim bridge loan facility, to repay borrowings under our credit facility and to pay offering related fees and expenses.

     On April 23, 2004, we sold €200.0 million of 6 7/8% senior subordinated notes due 2014 and received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to our 9 1/2% Senior notes, and any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. Before April 15, 2007, we also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

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

     Subject to completion of certain transactions and the availability of adequate funding, we intend to redeem our $250 million 9 1/2% Senior notes during the second quarter of 2005 at a price of approximately $261.9 million, which represents a premium of 4.75% over the senior notes face amount. The premium of approximately $11.9 million is expected to be reflected in interest expense, net in the second quarter of 2005. If redeemed, we will be required to write-off the remaining balance of the deferred debt issuance costs of approximately $2.1 million at the time of the redemption. The sources for the redemption price is expected to be a combination of cash generated from the transfer of wholesale interest-bearing receivables to our U.S. and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. (as discussed further below), revolving credit facility borrowings, and available cash on hand. As a result of our intention to redeem the Senior Notes, we have reclassified the Senior Notes from long-term debt to current liabilities as of March 31, 2005.

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

     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. As of March 31, 2005, the aggregate amount of these facilities was $492.7 million. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

outstanding funded balance of $449.3 million as of March 31, 2005 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s and two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to have the ratings triggers eliminated from the agreement.

     The U.S. and Canadian securitization facilities expire in April 2009 and the European facility expires in April 2006, but each is subject to annual renewal. These facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.

     We are working towards the completion of an agreement during the second quarter of 2005 that would transfer, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our U.S. and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables are without recourse to AGCO and we will continue to service the receivables. If completed, the initial transfer of wholesale interest-bearing receivables would net approximately $100 million and the proceeds would be used to redeem our $250 million Senior Notes.

     Cash flow used in operating activities was $305.7 million for the first quarter of 2005, compared to $122.0 million for the first quarter of 2004. The use of cash in both periods was primarily due to seasonal increases in working capital.

     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $793.8 million in working capital at March 31, 2005, as compared with $1,045.5 million at December 31, 2004 and $957.3 million at March 31, 2004. Accounts receivable and inventories, combined, at March 31, 2005 were $291.4 million higher than at December 31, 2004. The increase in inventories and receivables is due primarily to seasonal inventory requirements, primarily in North America. The decline in working capital at March 31, 2005 is primarily due to the reclassification of our $250 million 9 1/2% Senior Notes to current liabilities as a result of our intent to redeem our Senior notes during the second quarter of 2005, as discussed above.

     Capital expenditures for the first quarter of 2005 were $14.2 million compared to $13.9 million for the first quarter of 2004. We anticipate that capital expenditures for the full year of 2005 will range from approximately $110 million to $120 million and will primarily be used to support the development and enhancement of new and existing products, as well as to expand our engine manufacturing facility.

     In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil.

     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 44.5% at March 31, 2005 compared to 44.9% at December 31, 2004.

     From time to time, we review and will continue to review acquisition and joint venture opportunities as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

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

     CONTRACTUAL OBLIGATIONS

     The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of March 31, 2005 are as follows (in millions):

		Payments Due By Period
		2005 to	2006 to	2008 to	2010 and
	Total	2006	2008	2010	Beyond
Long-term debt	$1,138.9	$6.8	$666.3	$1.6	$464.2
Interest payments related to long-term debt (1)	334.2	64.6	128.6	55.0	86.0
Capital lease obligations	1.0	0.7	0.3	—	—
Operating lease obligations	91.9	26.8	31.8	14.7	18.6
Unconditional purchase obligations (2)	121.5	35.3	45.7	39.6	0.9
Other short-term and long-term obligations (3)	299.4	90.6	37.7	37.8	133.3

Total contractual cash obligations	$1,986.9	$224.8	$910.4	$148.7	$703.0

		Amount of Commitment Expiration Per Period
		2005 to	2006 to	2008 to	2010 and
	Total	2006	2008	2010	Beyond
Standby letters of credit and similar instruments	$8.4	$8.4	$—	$—	$—
Guarantees	92.2	70.6	16.7	4.9	—
Standby repurchase obligations	0.3	0.1	0.2	—	—

Total commercial commitments and lines of credit	$100.9	$79.1	$16.9	$4.9	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately $21.0 million per year, through December 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.

OFF-BALANCE SHEET ARRANGEMENTS

     Guarantees

     At March 31, 2005, we were obligated under certain circumstances to purchase, through the year 2009, up to $14.2 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

position or results of operations.

     From time to time, we sell certain trade receivables under factoring arrangements to financial institutions throughout the world. We evaluate the sale of such receivables pursuant to the guidelines of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” and have determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.

     At March 31, 2005, we guaranteed indebtedness owed to third parties of approximately $78.0 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

     Other

     At March 31, 2005, we had foreign currency forward contracts to buy an aggregate of approximately $56.9 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $132.8 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.

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

     In October 2004, we were notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $14.0 million). We are vigorously contesting the claim. No legal proceedings have been initiated and discussions between us and the customer are ongoing.

OUTLOOK

     North America industry equipment demand in 2005 is expected to be at or above 2004 levels supported by farm income levels which are expected to remain strong in 2005. In Western Europe, market conditions are expected to be relatively stable in 2005 compared to 2004. In South America, market demand is expected to decline significantly in 2005 compared to 2004 primarily due to the impact on farm income of lower commodity prices, the weak dollar and drought conditions in southern Brazil.

     For the full year of 2005, net income is expected to remain relatively flat compared to 2004. Sales increases outside of South America and cost reduction benefits are expected to offset lower profitability in South America resulting from continued anticipated market declines. In addition, we plan to fund an increase in engineering expense in 2005 for new product introductions, common product platform designs and the expansion of our engine production.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations,

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

ACCOUNTING CHANGES

     In April 2005, the SEC adopted a new rule that changes the adoption dates of SFAS No. 123R (Revised 2004), (“SFAS No. 123R”) “Share-Based Payment”, which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. We plan to adopt SFAS No. 123R using the modified prospective method effective January 1, 2006 and based upon current outstanding awards, estimate the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense of approximately $7.2 million in 2006.

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We plan to adopt FIN 47 at the end of our 2005 fiscal year and are currently evaluating the impact on our results of operations and financial position.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial position.

     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Our eligible dividend cannot exceed $718.2 million, which is the amount of permanently invested earnings outside the United States as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002. The eligible dividend must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the United States is generally equal to 5.25% of the qualifying dividend. The AJCA generally allows companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. We did not propose a qualifying plan of repatriation for 2004. We are continuing to assess whether we will propose a plan of qualifying repatriation in 2005. The estimated range of dividend amounts that we may consider would not exceed eligible dividend amounts allowable under the AJCA.

     On May 19, 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We are currently evaluating whether or not the benefits provided by our postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act. Decisions regarding the impact of the Act on our plans will be addressed after the completion of that evaluation, but we currently do not expect the impact to be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT

     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where revenue is primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 15 to our Consolidated Financial Statements for the year ended December 31, 2004 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro and Brazilian real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of March 31, 2005 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)
Australian dollar	$(6.8)	1.31	$—
British pound	42.6	0.53	0.1
Canadian dollar	(36.2)	1.22	(0.3)
Danish krone	(2.1)	5.74	—
Euro dollar	(18.8)	0.51	1.9
Japanese yen	14.3	105.30	(0.3)
Mexican peso	(33.7)	11.27	(0.1)
New Zealand dollar	(1.4)	1.41	—
Norwegian krone	(19.4)	6.33	—
Polish zloty	(2.2)	3.14	—
South African rand	(0.6)	6.01	—
Swedish krona	(11.6)	7.01	0.1

			$1.4

*	per United States dollar

     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior notes, our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended March 31, 2005, would have increased by approximately $0.2 million.

     We had no interest rate swap contracts outstanding in the three months ended March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

AGCO CORPORATION Registrant

Date: May 10, 2005	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)