Form 10-Q
period 2005-06-30
AGCO CORP /DE
filed 2005-08-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended June 30, 2005
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
     As of August 5, 2005, AGCO Corporation had 90,492,472 shares of common stock outstanding. AGCO Corporation is an accelerated filer.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$46.9	$325.6
Accounts and notes receivable, net	835.2	823.2
Inventories, net	1,291.6	1,069.4
Deferred tax assets	109.8	127.5
Other current assets	76.0	58.8

Total current assets	2,359.5	2,404.5
Property, plant and equipment, net	547.9	593.3
Investment in affiliates	150.3	114.5
Deferred tax assets	132.5	146.1
Other assets	71.8	70.1
Intangible assets, net	221.7	238.2
Goodwill	700.2	730.6

Total assets	$4,183.9	$4,297.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.6	$6.9
Accounts payable	673.4	601.9
Accrued expenses	588.3	660.3
Other current liabilities	108.7	89.9

Total current liabilities	1,377.0	1,359.0
Long-term debt, less current portion	980.7	1,151.7
Pensions and postretirement health care benefits	232.6	247.3
Other noncurrent liabilities	106.1	116.9

Total liabilities	2,696.4	2,874.9

Stockholders’ Equity:
Common stock; $0.01 par value, 150,000,000 shares authorized, 90,455,972 and 90,394,292 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	0.9	0.9
Additional paid-in capital	894.0	893.2
Retained earnings	861.4	793.8
Unearned compensation	(0.2)	(0.2)
Accumulated other comprehensive loss	(268.6)	(265.3)

Total stockholders’ equity	1,487.5	1,422.4

Total liabilities and stockholders’ equity	$4,183.9	$4,297.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2005	2004
Net sales	$1,574.3	$1,407.0
Cost of goods sold	1,303.1	1,153.2

Gross profit	271.2	253.8

Selling, general and administrative expenses (includes restricted stock compensation expense of $0.0 million for the three months ended June 30, 2005 and 2004, respectively)	127.3	121.2
Engineering expenses	31.4	24.9
Restructuring and other infrequent (income) expenses	(0.8)	6.0
Amortization of intangibles	4.1	3.8

Income from operations	109.2	97.9

Interest expense, net	31.9	22.6
Other expense, net	12.2	3.2

Income before income taxes and equity in net earnings of affiliates	65.1	72.1

Income tax provision	25.6	28.8

Income before equity in net earnings of affiliates	39.5	43.3

Equity in net earnings of affiliates	6.6	5.0

Net income	$46.1	$48.3

Net income per common share:

Basic	$0.51	$0.54

Diluted	$0.47	$0.50

Weighted average number of common and common equivalent shares outstanding:
Basic	90.4	89.0

Diluted	99.6	98.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2005	2004
Net sales	$2,831.2	$2,522.7
Cost of goods sold	2,340.5	2,061.2

Gross profit	490.7	461.5

Selling, general and administrative expenses (includes restricted stock compensation expense of $0.1 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively)	257.9	241.1
Engineering expenses	62.1	51.1
Restructuring and other infrequent (income) expenses	0.2	(0.6)
Amortization of intangibles	8.3	7.8

Income from operations	162.2	162.1

Interest expense, net	48.9	45.4
Other expense, net	19.0	8.3

Income before income taxes and equity in net earnings of affiliates	94.3	108.4

Income tax provision	37.9	45.0

Income before equity in net earnings of affiliates	56.4	63.4

Equity in net earnings of affiliates	11.2	9.9

Net income	$67.6	$73.3

Net income per common share:

Basic	$0.75	$0.89

Diluted	$0.70	$0.83

Weighted average number of common and common equivalent shares outstanding:
Basic	90.4	82.2

Diluted	99.7	91.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$67.6	$73.3

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	45.2	41.2
Deferred debt issuance cost amortization	5.1	9.5
Amortization of intangibles	8.3	7.8
Restricted stock compensation	0.1	0.2
Equity in net earnings of affiliates, net of cash received	(11.2)	(4.7)
Deferred income tax (benefit) expense	(3.0)	1.4
Gain on sale of property, plant and equipment	(1.6)	(7.5)
Write-down of property, plant and equipment	—	7.8
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(49.7)	(100.0)
Inventories, net	(262.6)	(143.5)
Other current and noncurrent assets	(23.2)	(1.6)
Accounts payable	122.9	117.8
Accrued expenses	(15.2)	10.6
Other current and noncurrent liabilities	(28.6)	(21.3)

Total adjustments	(213.5)	(82.3)

Net cash used in operating activities	(145.9)	(9.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(25.8)	(25.0)
Proceeds from sales of property, plant and equipment	8.8	36.8
Purchase of businesses, net of cash acquired	—	(765.4)
(Investments in) proceeds from the sale of unconsolidated affiliates	(22.5)	1.8

Net cash used in investing activities	(39.5)	(751.8)

Cash flows from financing activities:
(Payment of) proceeds from debt obligations, net	(86.6)	409.2
Payment of debt issuance costs	—	(21.1)
Proceeds from issuance of common stock	0.8	301.0

Net cash (used in) provided by financing activities	(85.8)	689.1

Effect of exchange rate changes on cash and cash equivalents	(7.5)	(1.0)

Decrease in cash and cash equivalents	(278.7)	(72.7)
Cash and cash equivalents, beginning of period	325.6	147.0

Cash and cash equivalents, end of period	$46.9	$74.3

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
     Stock Compensation Plans
     The Company accounts for all stock-based compensation awarded under its Non-employee Director Incentive Plan (the “Director Plan”), Long-Term Incentive Plan (the “LTIP”) and Stock Option Plan (the “Option Plan”) as prescribed under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and also provides the disclosures required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There has been no compensation expense recorded under APB No. 25 for the Option Plan. APB No. 25 requires recognition of compensation expense under the Director Plan and the LTIP at the time the award is earned.
     There were no grants of options under the Option Plan or awards under the LTIP during the six months ended June 30, 2005 and no grants of options under the Option Plan during the six months ended June 30, 2004. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP. Based on these models, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, were as follows for the three and six months ended June 30, 2005 and 2004:

	Three Months Ending June 30,		Six Months Ending June 30,
	2005	2004	2005	2004
Director Plan	$13.61	$17.62	$13.61	$17.62
LTIP	—	16.37	—	16.15
Option Plan	—	—	—	—

Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	3.0	4.4	3.0	4.8
Risk-free interest rate	3.7%	3.5%	3.7%	3.1%
Expected volatility	41.0%	47.5%	41.0%	49.3%
Expected dividend yield	—	—	—	—

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

	Three Months Ending June 30,		Six Months Ending June 30,
	2005	2004	2005	2004
Net income, as reported	$46.1	$48.3	$67.6	$73.3

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1	0.1	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)	(1.9)	(4.2)	(3.7)

Pro forma net income	$44.0	$46.5	$63.5	$69.8

Earnings per share:
Basic – as reported	$0.51	$0.54	$0.75	$0.89

Basic – pro forma	$0.49	$0.52	$0.70	$0.85

Diluted – as reported	$0.47	$0.50	$0.70	$0.83

Diluted – pro forma	$0.45	$0.48	$0.66	$0.79

Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated results of operations or financial position.
     In April 2005, the SEC adopted a new rule that changes the adoption dates of Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. The Company currently plans to adopt SFAS No. 123R using the modified prospective method effective January 1, 2006 and, based upon current outstanding awards, estimates the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense of approximately $4.7 million in 2006.
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company plans to adopt FIN 47 at the end of its 2005 fiscal year and is currently evaluating the impact on its consolidated results of operations and financial position.
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
     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes, ’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.
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
     On May 19, 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Company is currently evaluating whether or not the benefits provided by its postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act. Decisions regarding the impact of the Act on its plans will be addressed after the completion of that evaluation,

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
but the Company currently does not expect the impact to be material.
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2005, the Company announced that it was changing its distribution arrangements for its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 22 employees. The Danish and Norwegian sales offices will be transferred to the third party Scandinavian equipment distributor, following the commencement of the distribution agreement, which is expected to be effective during the fourth quarter of 2005. The Company recorded severance costs and asset write-downs of approximately $0.3 million and $0.1 million, respectively, related to these closures. Approximately $0.1 million of severance costs had been paid as of June 30, 2005, and one of the 22 employees had been terminated. The remaining $0.2 million of severance costs will be paid during 2005.
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. The Company recorded an additional $0.1 million associated with this rationalization during the first quarter of 2005, and incurred and paid $0.4 million of severance costs. During the second quarter of 2005, the Company incurred and paid an additional $0.3 million of severance costs associated with this rationalization. As of June 30, 2005, 53 of the 58 employees had been terminated. The $0.7 million of severance payments accrued at June 30, 2005 will be paid during 2005. In addition, during the first quarter of 2005, the Company incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of its Valtra European parts distribution operations.
     On July 2, 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark, to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operations by simplifying the model range and eliminating the facility’s component manufacturing operations. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. Component manufacturing operations ceased in February 2005. The components of the restructuring expenses are summarized in the following table:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
2004 provision	$8.2	$1.1	$2.1	$0.1	$11.5
Less: Non-cash expense	8.2	—	—	—	8.2

Cash expense	—	1.1	2.1	0.1	3.3
2004 cash activity	—	(0.2)	(0.4)	—	(0.6)
Foreign currency translation	—	—	0.1	—	0.1

Balances as of December 31, 2004	—	0.9	1.8	0.1	2.8

First quarter 2005 provision	—	—	0.4	0.2	0.6
First quarter 2005 cash activity	—	(0.5)	(1.5)	(0.3)	(2.3)
Foreign currency translation	—	—	(0.1)	—	(0.1)

Balances as of March 31, 2005	—	0.4	0.6	—	1.0

Second quarter 2005 provision	—	—	0.2	0.1	0.3
Second quarter 2005 cash activity	—	(0.4)	(0.6)	(0.1)	(1.1)
Foreign currency translation	—	—	(0.1)	—	(0.1)

Balances as of June 30, 2005	$—	$—	$0.1	$—	$0.1

     The write-down of certain property, plant and equipment within the component manufacturing operation represents the impairment of real estate and machinery and equipment resulting from the restructuring, as the rationalization will eliminate a majority of the square footage utilized in the facility. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was determined based on current conditions in the market. The carrying value of the property, plant and equipment was approximately $11.6 million before the $8.2 million impairment charge. The machinery, equipment and tooling was disposed of or sold. The buildings, land and improvements are being marketed for sale. The impaired property, plant and equipment associated with the Randers rationalization is reported within the Company’s Europe/Africa/Middle East segment. During the second quarter of 2005, the Company completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected within “Restructuring and other infrequent expenses” within the Company’s Condensed Consolidated Statement of Operations. The severance costs relate to the termination of 298 employees. As of June 30, 2005, 295 of the 298 employees had been terminated. The employee retention payments relate to incentives paid to Randers employees who will remain employed until certain future termination dates and are accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. Total cash restructuring costs associated with the plan are expected to be approximately $4.0 million to $5.0 million. The Company also recorded a write-down of approximately $3.7 million of inventory, reflected in costs of goods sold, during 2004, related to inventory that was identified as obsolete as a result of the rationalization. The $0.1 million of restructuring costs accrued at June 30, 2005 are expected to be incurred during 2005.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	Write-down
	of
	Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total
Balances as of December 31, 2002	$—	$8.2	$18.0	$2.1	$28.3

2003 provision	—	—	10.2	1.8	12.0
2003 cash activity	—	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	—	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	—	0.5	2.0	1.6	4.1

2004 provision reversal	—	—	(0.4)	(0.5)	(0.9)
2004 cash activity	—	(0.5)	(1.4)	(0.8)	(2.7)
Foreign currency translation	—	—	0.1	0.1	0.2

Balances as of December 31, 2004	—	—	0.3	0.4	0.7

First quarter 2005 cash activity	—	—	(0.3)	(0.3)	(0.6)

Balances as of March 31, 2005	—	—	—	0.1	0.1

Second quarter 2005 cash activity	—	—	—	—	—

Balances as of June 30, 2005	$—	$—	$—	$0.1	$0.1

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
     The employee severance costs relate to the termination of 1,049 employees. All employees had been terminated as of December 31, 2004. The employee retention payments relate to incentives paid to Coventry employees who remain employed until certain future termination dates and were accrued over the term of the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During 2004, the Company reversed approximately $0.9 million of provisions related to the restructuring that had been previously established. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to retention payments, lease termination payouts and other exit costs, as some employees had been redeployed or had been terminated earlier than estimated, and as some supplier and rental contracts had been finalized and terminated earlier than anticipated. The $0.1 million of restructuring costs accrued at June 30, 2005 are expected to be incurred during 2005.
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
     During 2002 through 2004, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses in total of approximately $5.1 million during 2002, 2003 and 2004. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, the rationalization of the Company’s European combine engineering operations and the closure and consolidation of the Company’s Valtra U.S. and Canadian sales offices into its existing U.S. and Canadian sales organizations. The Company did not record any costs associated with these rationalizations during the first six months of 2005. Of the $5.1 million of total costs, approximately $4.0 million relate to severance costs associated with the termination of approximately 215 employees in total. At June 30, 2005, a total of approximately $4.9 million of expenses had been incurred and paid. The remaining accrued balance of $0.2 million as of June 30, 2005 is expected to be incurred during 2005.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2005 are summarized as follows:

	Trademarks
	and	Customer	Patents and
Gross carrying amounts:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2004	$32.9	$81.7	$51.4	$166.0
Foreign currency translation	(0.1)	0.6	(5.4)	(4.9)

Balance as of June 30, 2005	$32.8	$82.3	$46.0	$161.1

	Trademarks
	and	Customer	Patents and
Accumulated amortization:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2004	$3.7	$9.4	$7.8	$20.9
Amortization expense	0.6	4.1	3.6	8.3
Foreign currency translation	(0.1)	0.2	(1.0)	(0.9)

Balance as of June 30, 2005	$4.2	$13.7	$10.4	$28.3

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

Trademarks
and
Unamortized intangible assets:	Tradenames
Balance as of December 31, 2004	$93.1
Foreign currency translation	(4.2)

Balance as of June 30, 2005	$88.9

Changes in the carrying amount of goodwill during the six months ended June 30, 2005 are summarized as follows:

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2004	$165.5	$120.8	$444.3	$730.6
Foreign currency translation	—	16.3	(46.7)	(30.4)

Balance as of June 30, 2005	$165.5	$137.1	$397.6	$700.2

     SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s initial assessment and its annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” are not its reporting units, with the exception of its Asia/Pacific geographical segment.
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
4. LONG-TERM DEBT
     Long-term debt consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Credit facility	$534.0	$424.7
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
9 1/2% Senior notes due 2008	—	250.0
6 7/8% Senior subordinated notes due 2014	242.1	271.1
Other long-term debt	9.9	11.5

	987.3	1,158.6
Less: Current portion of long-term debt	(6.6)	(6.9)

Total long-term debt, less current portion	$980.7	$1,151.7

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
     On June 23, 2005, the Company completed the redemption of its $250 million 9 1/2% senior notes due 2008. The Company redeemed the notes at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt issuance costs of approximately $2.2 million were recognized in interest expense, net during the second quarter of 2005. The funding source for the redemption was a combination of cash generated from the transfer of North American wholesale interest-bearing receivables to the Company’s U.S. and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd., as well as from revolving credit facility borrowings and available cash on hand (Note 9).
     On June 29, 2005, the Company completed an exchange of its $201.3 million 1 3/4% convertible senior subordinated notes, exchanging its existing convertible notes for new notes (Note 7).
5. INVENTORIES
     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost.
     Inventories at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Finished goods	$677.9	$432.5
Repair and replacement parts	326.7	313.2
Work in process	84.1	103.6
Raw materials	202.9	220.1

Inventories, net	$1,291.6	$1,069.4

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended June 30, 2005 and 2004 consisted of the following:

	2005	2004
Balance at beginning of quarter	$132.3	$119.5
Accruals for warranties issued during the period	29.6	29.8
Settlements made (in cash or in kind) during the period	(27.2)	(25.5)
Foreign currency translation	(5.9)	(2.1)

Balance at June 30	$128.8	$121.7

     The warranty reserve activity for the six months ended June 30, 2005 and 2004 consisted of the following:

	2005	2004
Balance at beginning of year	$135.0	$98.5
Acquisitions	—	14.9
Accruals for warranties issued during the period	58.4	56.0
Settlements made (in cash or in kind) during the period	(55.1)	(44.9)
Foreign currency translation	(9.5)	(2.8)

Balance at June 30	$128.8	$121.7

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
     During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted the statement during the fourth quarter of 2004 and has included approximately 9.0 million additional shares of common stock that may be issued upon conversion of the Company’s outstanding 1¾% convertible senior subordinated notes in its diluted earnings per share calculation for the three and six months ended June 30, 2005 and 2004. In addition, diluted earnings per share are required to be restated for each period that the convertible notes were outstanding. The convertible notes were issued on December 23, 2003. As the Company is not benefiting losses in the United States for tax purposes, the interest expense associated with the convertible notes included in the diluted earnings per share calculation does not reflect a tax benefit. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic net income per share:
Net income	$46.1	$48.3	$67.6	$73.3

Weighted average number of common shares outstanding	90.4	89.0	90.4	82.2

Basic net income per share	$0.51	$0.54	$0.75	$0.89

Diluted net income per share:
Net income	$46.1	$48.3	$67.6	$73.3
After-tax interest expense on contingently convertible senior subordinated notes	1.1	1.2	2.3	2.3

Net income for purposes of computing diluted net income per share	$47.2	$49.5	$69.9	$75.6

Weighted average number of common shares outstanding	90.4	89.0	90.4	82.2
Dilutive stock options and restricted stock awards	0.2	0.4	0.3	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	9.0	9.0	9.0	9.0

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted earnings per share	99.6	98.4	99.7	91.6

Diluted net income per share	$0.47	$0.50	$0.70	$0.83

     On June 29, 2005, the Company completed an exchange of its $201.3 million aggregate principal amount of 1¾% convertible senior subordinated notes. The Company exchanged its existing convertible notes for new

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
notes that provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The impact of the exchange will reduce the diluted weighted average shares outstanding in future periods. The initial reduction in the diluted shares is estimated to be approximately 9.0 million shares but will vary in the future based on the Company’s stock price (Note 4).
     There were options to purchase 0.6 million shares for both the three months and six months ended June 30, 2005 and June 30, 2004 that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.
8. COMPREHENSIVE INCOME
     Total comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$46.1	$48.3	$67.6	$73.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	19.6	(17.0)	(3.4)	(41.3)
Unrealized gain on derivatives held by affiliates	(2.1)	5.3	0.1	4.1

Total comprehensive income	$63.6	$36.6	$64.3	$36.1

9. ACCOUNTS RECEIVABLE SECURITIZATION
     At June 30, 2005, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $483.1 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company has reviewed its accounting for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”) and FIN No. 46R “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $473.0 million at June 30, 2005 and $458.9 million at December 31, 2004. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $5.6 million and $3.8 million for the three months ended June 30, 2005 and 2004, respectively, and $10.6 million and $7.6 million for the six months ended June 30, 2005 and 2004, respectively . The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     During the second quarter of 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company and the Company will continue to service the receivables. The initial transfer of the wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem the Company’s $250 million 9½% senior notes (Note 4). As of June 30, 2005, approximately $73.7 million of outstanding interest-bearing receivables had been transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement.
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
Net pension and postretirement cost for the plans for the three months ended June 30, 2005 and 2004 are set forth below:

	Three Months Ended
	June 30,
Pension benefits	2005	2004
Service cost	$1.5	$1.9
Interest cost	10.2	7.9
Expected return on plan assets	(8.6)	(6.9)
Amortization of net actuarial loss and prior service cost	4.5	3.6

Net pension cost	$7.6	$6.5

Postretirement benefits	2005	2004
Service cost	$0.2	$0.1
Interest cost	0.6	0.5
Amortization of transition and prior service cost	—	(0.1)
Amortization of unrecognized net loss	0.3	0.3

Net postretirement cost	$1.1	$0.8

Net pension and postretirement cost for the plans for the six months ended June 30, 2005 and 2004 are set forth below:

	Six Months Ended
	June 30,
Pension benefits	2005	2004
Service cost	$3.0	$3.6
Interest cost	20.5	15.7
Expected return on plan assets	(17.3)	(13.7)
Amortization of net actuarial loss and prior service cost	9.1	7.3

Net pension cost	$15.3	$12.9

Postretirement benefits	2005	2004
Service cost	$0.4	$0.2
Interest cost	1.2	1.0
Amortization of transition and prior service cost	0.1	(0.3)
Amortization of unrecognized net loss	0.7	0.6

Net postretirement cost	$2.4	$1.5

     As of June 30, 2005, approximately $13.6 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2005 to its defined benefit pension plans will aggregate approximately $27.8 million. As of June 30, 2005, the Company

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
had made approximately $1.5 million of contributions to its U.S.-based post-retirement health care and life insurance benefit plans.
11. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2005 and 2004 are as follows:

Three Months Ended	North	South	Europe/Africa	Asia/
June 30,	America	America	/Middle East	Pacific	Consolidated
2005
Net sales	$465.2	$185.3	$876.1	$47.7	$1,574.3
Income from operations	19.9	10.8	83.3	7.7	121.7
Depreciation	7.3	3.4	11.6	0.4	22.7
Capital expenditures	2.9	1.1	7.3	0.3	11.6

2004
Net sales	$391.1	$213.2	$759.7	$43.0	$1,407.0
Income from operations	14.4	37.1	57.4	8.2	117.1
Depreciation	5.2	3.5	10.7	0.9	20.3
Capital expenditures	2.6	0.7	5.9	1.9	11.1

Six Months Ended	North	South	Europe/Africa	Asia/
June 30,	America	America	/Middle East	Pacific	Consolidated
2005
Net sales	$858.0	$337.6	$1,542.4	$93.2	$2,831.2
Income from operations	22.5	23.3	128.7	15.2	189.7
Depreciation	13.6	6.6	23.5	1.5	45.2
Capital expenditures	6.8	1.9	16.8	0.3	25.8

2004
Net sales	$684.8	$388.1	$1,361.0	$88.8	$2,522.7
Income from operations	20.5	68.2	82.8	15.1	186.6
Depreciation	10.1	6.0	23.3	1.8	41.2
Capital expenditures	4.7	1.3	14.4	4.6	25.0

Assets
As of June 30, 2005	$908.1	$421.2	$1,241.7	$91.9	$2,662.9
As of December 31, 2004	766.9	298.0	1,349.5	63.6	2,478.0

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment income from operations	$121.7	$117.1	$189.7	$186.6
Corporate expenses	(9.2)	(9.4)	(18.9)	(17.0)
Restricted stock compensation expense	—	—	(0.1)	(0.3)
Restructuring and other infrequent income (expenses)	0.8	(6.0)	(0.2)	0.6
Amortization of intangibles	(4.1)	(3.8)	(8.3)	(7.8)

Consolidated income from operations	$109.2	$97.9	$162.2	$162.1

	As of	As of
	June 30,	December
	2005	31, 2004
Segment assets	$2,662.9	$2,478.0
Cash and cash equivalents	46.9	325.6
Receivables from affiliates	11.8	7.9
Investments in affiliates	150.3	114.5
Deferred tax assets	242.3	273.6
Other current and noncurrent assets	147.8	128.9
Intangible assets, net	221.7	238.2
Goodwill	700.2	730.6

Consolidated total assets	$4,183.9	$4,297.3

12. CONTINGENCIES
     The Company has received assessments from Brazilian tax authorities regarding transaction taxes payable on certain foreign currency gains and losses. The Company is currently contesting the assessments and disputing the calculation method applied by the tax authorities. The Company believes that it is neither probable nor likely the assessments will have to be paid. The range of the total assessment is approximately $9.0 million to $9.5 million. The Company anticipates that it may take significant time to resolve the dispute with the Brazilian tax authorities.
     In October 2004 the Company was notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $14.0 million). The Company is vigorously contesting the claim. No legal proceedings have been initiated, and discussions between the Company and the customer are ongoing.

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
RESULTS OF OPERATIONS
     For the three months ended June 30, 2005, we generated net income of $46.1 million, or $0.47 per share, compared to net income of $48.3 million, or $0.50 per share, for the same period in 2004. For the first six months of 2005, we generated net income of $67.6 million, or $0.70 per share, compared to net income of $73.3 million, or $0.83 per share, for the same period in 2004.
     The results for the second quarter of 2005 included restructuring and other infrequent income of $0.8 million, or $0.01 per share, primarily related to a gain on the sale of machinery and equipment associated with the rationalization of our Randers, Denmark combine manufacturing operations. This gain was partially offset by charges incurred associated with the Randers rationalization, as well as the rationalization of our Valtra European sales operations. The results for the second quarter of 2004 included restructuring and other infrequent expenses of $6.0 million, or $0.07 per share, primarily related to the write-down of property, plant and equipment associated with the Randers rationalization, offset in part by gains on the sale of machinery and equipment from our Coventry, England facility, as well as the reversal of certain Coventry closure reserves.
     The results for the first six months of 2005 included restructuring and other infrequent expenses of $0.2 million. In addition to the gain on the sale of machinery and equipment recorded during the second quarter as discussed above, we incurred charges associated with the rationalization of our Randers, Denmark combine manufacturing operations, as well as charges related to the rationalization of our Finnish tractor manufacturing, sales and parts operations throughout Europe during the first six months of 2005. The results for the first six months of 2004 included restructuring and other infrequent income of $0.6 million, or $0.02 per share, primarily related to the write down of property, plant and equipment associated with the Randers rationalization, offset by gains on the sale of our Coventry, England facility and related machinery and equipment, as well as the reversal of certain Coventry closure reserves.
     Net sales increased 11.9% for the second quarter and 12.2% for the first six months of 2005 primarily due to sales growth in the North America and Europe/Africa/Middle East regions, as well as positive currency translation impacts. This growth offset significant sales declines in South America due to weaker end markets. Operating income was $109.2 million in the second quarter of 2005 compared to $97.9 million for the same period in 2004. Operating income was $162.2 million for the first six months of 2005 compared to $162.1 million for the same period in 2004. The increase in operating income was primarily related to increased income in our Europe/Africa/Middle East operations as a result of margin improvements, offsetting declines in South America. Operating margins declined in 2005 as a result of reduced margins in South America primarily due to a significant reduction in industry demand and the impact of the strengthening Brazilian Real.
     Operating income increased in our Europe/Africa/Middle East region in the second quarter and first six months of 2005 primarily due to margin improvements achieved through productivity improvements, new product introductions, expense control measures and pricing changes. In the South American region, operating income decreased in the second quarter and first six months of 2005 due to sales declines resulting from weaker

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
market conditions and lower operating margins. Operating margins in South America declined significantly in 2005 resulting from lower production levels, unfavorable sales mix and the impact of the continued strengthening of the Brazilian Real on sales outside of Brazil. Operating income in North America was higher in the second quarter and first six months of 2005 primarily due to strong retail sales and improved product availability. Margins in North America continue to be negatively impacted by the weak dollar on products produced in Europe and Brazil. Our Asia/Pacific region had lower operating income in the second quarter and higher operating income in the first six months primarily resulting from slightly lower margins in the second quarter of 2005.
Retail Sales
     In North America, industry unit retail sales of tractors for the first six months of 2005 increased slightly over the first six months of the prior year resulting from increases in the utility and high horsepower segments offsetting a decline in the compact tractor segment. Industry unit retail sales of combines were approximately 14% higher than the prior year. Our unit retail sales of tractors and combines for the first six months of 2005 were also higher than the prior year, due to stronger market conditions.
     In Western Europe, industry unit retail sales of tractors for the first six months of 2005 were relatively flat over the comparable prior year period. Retail demand improved in Italy and Scandinavia but declined in France, the United Kingdom and Finland. Our unit retail sales for the first six months of 2005 were also relatively flat when compared to the prior year period.
     South American industry unit retail sales of tractors in the first six months of 2005 decreased approximately 18% over the prior year period. Retail sales of tractors in the major market of Brazil declined approximately 32% during the first six months of 2005. Industry unit retail sales of combines for the first six months of 2005 were 63% lower than the prior year, with a decline in Brazil of approximately 72% compared to the prior year period. Market demand in South America has declined significantly in 2005 primarily due to drought conditions in southern Brazil which impacted the recent harvest, as well as the impact of lower commodity prices and the weak dollar on farm income. Our South American unit retail sales of tractors and combines also decreased in the first six months of 2005 compared to the same period in 2004.
     Outside of North America, Western Europe and South America, net sales for the first six months of 2005 were higher than the prior year period due to higher sales in the Middle East and Eastern Europe.
STATEMENTS OF OPERATIONS
     Net sales for the second quarter of 2005 were $1,574.3 million compared to $1,407.0 million for the same period in 2004. Net sales for the first six months of 2005 were $2,831.2 million compared to $2,522.7 million for the prior year period. The increase in net sales was primarily due to sales growth in the North America and Europe/Africa/Middle East regions, as well as positive currency translation impacts. Foreign currency translation positively impacted net sales by $69.2 million, or 4.9%, in the second quarter of 2005 and by $110.4 million, or 4.4%, in the first six months of 2005. The following table sets forth, for the three months and six months ended June 30, 2005 and 2004, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Three Months Ended				Change Due to Currency
	June 30,		Change		Translation
	2005	2004	$	%	$	%
North America	$465.2	$391.1	$74.1	19.0%	$6.4	1.6%
South America	185.3	213.2	(27.9)	(13.1)%	26.8	12.6%
Europe/Africa/Middle East	876.1	759.7	116.4	15.3%	33.6	4.4%
Asia/Pacific	47.7	43.0	4.7	11.0%	2.4	5.5%

	$1,574.3	$1,407.0	$167.3	11.9%	$69.2	4.9%

	Six Months Ended				Change Due to Currency
	June 30,		Change		Translation
	2005	2004	$	%	$	%
North America	$858.0	$684.8	$173.2	25.3%	$8.7	1.3%
South America	337.6	388.1	(50.5)	(13.0)%	36.6	9.4%
Europe/Africa/Middle East	1,542.4	1,361.0	181.4	13.3%	61.9	4.6%
Asia/Pacific	93.2	88.8	4.4	5.0%	3.2	3.7%

	$2,831.2	$2,522.7	$308.5	12.2%	$110.4	4.4%

     Regionally, net sales in North America increased during the second quarter and first six months of 2005 primarily due to strong retail sales and improved product availability. In the Europe/Africa/Middle East region, net sales increased in the second quarter and first six months of 2005 primarily due to sales growth in Germany, Eastern Europe and the Middle East. Net sales in South America decreased during the second quarter and first six months of 2005 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales increased in the second quarter and first six months of 2005 compared to the same period in 2004 due to increases in industry demand in the region. We estimate that consolidated price increases during the second quarter and first six months of 2005 contributed approximately 4.3% and 4.2%, respectively, to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 70% and 68% of our net sales in the second quarter and first six months of 2005, respectively, increased approximately 12% in both the second quarter and first six months of 2005, compared to the same periods in 2004. Unit sales of tractors and combines increased approximately 11% and 8% during the second quarter and first six months of 2005 compared to the same periods in 2004. The difference between the unit sales increase and the increase in net sales is as a result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations (in millions, except percentages):

		Three Months Ended
		June 30,
	2005		2004
		% of		% of
	$	Net Sales	$	Net Sales
Gross profit	$271.2	17.2%	$253.8	18.0%
Selling, general and administrative expenses (includes $0.0 million of restricted stock compensation expense for the three months ended June 30, 2005 and 2004, respectively)	127.3	8.1%	121.2	8.6%
Engineering expenses	31.4	2.0%	24.9	1.8%
Restructuring and other infrequent (income) expenses	(0.8)	(0.1)%	6.0	0.4%
Amortization of intangibles	4.1	0.3%	3.8	0.3%

Income from operations	$109.2	6.9%	$97.9	6.9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

		Six Months Ended
		June 30,
	2005		2004
		% of		% of
	$	Net Sales	$	Net Sales
Gross profit	$490.7	17.3%	$461.5	18.3%
Selling, general and administrative expenses (includes $0.1 million and $0.3 million of restricted stock compensation expense for the six months ended June 30, 2005 and 2004, respectively)	257.9	9.1%	241.1	9.6%
Engineering expenses	62.1	2.2%	51.1	2.0%
Restructuring and other infrequent expenses (income)	0.2	—	(0.6)	—
Amortization of intangibles	8.3	0.3%	7.8	0.3%

Income from operations	$162.2	5.7%	$162.1	6.4%

     Gross profit as a percentage of net sales declined during the second quarter and first six months of 2005 versus the prior year period primarily due to lower gross margins in South America resulting from lower production levels, unfavorable sales mix and currency impacts. These declines were partially offset by improved margins in the Europe/Africa/Middle East region, which were positively impacted by improved productivity, new product introductions, expense control measures and pricing changes. Margins in North America continue to be negatively impacted by the weak dollar on products imported from Europe and Brazil.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the second quarter and first six months of 2005 compared to the prior year period primarily as a result of higher sales levels and cost reduction initiatives. Engineering expenses increased during the second quarter and first six months of 2005 compared to 2004 as a result of our increase in spending to fund product improvements, cost reduction projects and the expansion of our engine manufacturing facility.
     We recorded restructuring and other infrequent (income) expenses of $(0.8) million and $0.2 million during the second quarter and first six months of 2005, respectively, primarily related to the rationalization of our Randers, Denmark combine manufacturing operations announced in July 2004. During the second quarter of 2005, we completed auctions of remaining machinery and equipment at the Randers facility and recorded a gain associated with such actions. We have recorded restructuring expenses during the second quarter and first six months of 2005 associated with the Randers rationalization consisting primarily of employee retention payments and other facility closure costs. We also have incurred and recorded restructuring expenses during the second quarter and first six months of 2005 associated with severance costs, retention payments and contract termination costs related to the rationalization of our Finnish tractor manufacturing, parts distribution and sales operations. During the second quarter and first six months of 2004, we recorded restructuring and other infrequent expenses (income) of approximately $6.0 million and $(0.6) million, respectively, primarily related to the write-down of property, plant and equipment associated with the Randers rationalization, offset by gains on the sale of our Coventry, England tractor manufacturing facility and related machinery and equipment, as well as the reversal of certain Coventry closure reserves. See “Restructuring and Other Infrequent Expenses.”
     Interest expense, net was $31.9 million and $48.9 million for the second quarter and first six months of 2005, respectively, compared to $22.6 million and $45.4 million for the comparable periods in 2004. The increase in interest expense was due to the redemption of our $250 million 9½% senior notes during the second quarter of 2005. We redeemed the notes at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt issuance costs associated with the senior notes of approximately $2.2 million were recognized in interest expense, net in the second quarter of 2005. In addition, in April 2004, we completed a common stock offering and received proceeds of approximately $300.1 million. We used the net proceeds to repay borrowings under our credit facility, as well as to repay a $100.0 million interim bridge loan

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
facility.
     Other expense, net was $12.2 million during the second quarter of 2005 compared to $3.2 million for the same period in 2004. Other expense, net was $19.0 million during the first six months of 2005 compared to $8.3 million for the same period in 2004. Losses on sales of receivables, primarily under our securitization facilities, were $5.6 million in the second quarter of 2005 compared to $3.8 million for the same period in 2004. Losses on sales of receivables were $10.6 million in the first six months of 2005 compared to $7.6 million for the same period in 2004. The increase during the second quarter and first six months of 2005 was primarily due to higher interest rates in 2005 compared to 2004. We also experienced foreign exchange losses during 2005 compared to foreign exchange gains in 2004.
     We recorded an income tax provision of $25.6 million and $37.9 million for the second quarter and first six months of 2005, respectively, compared to $28.8 million and $45.0 million, respectively, for the same periods in 2004. The effective tax rate was 39.3% and 40.2% for the second quarter and first six months of 2005, respectively, compared to 39.9% and 41.5%, respectively, in the comparable prior year periods. Our effective tax rate was negatively impacted in both periods by losses in the U.S. where we recorded no tax benefit. In the second quarter of 2005, the losses in the U.S. were primarily a result of costs associated with the redemption of our senior notes as discussed above. In 2004, our effective tax rate was negatively impacted by losses in Denmark, where we recorded no tax benefit.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2005, we announced that we were changing our distribution arrangements for our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 22 employees. The Danish and Norwegian sales offices will be transferred to the third party Scandinavian equipment distributor, following the commencement of the distribution agreement, which is expected to be effective during the fourth quarter of 2005. We recorded severance costs and asset write-downs of approximately $0.3 million and $0.1 million, respectively, related to these closures. Approximately $0.1 million of severance costs had been paid as of June 30, 2005, and one of the 22 employees had been terminated. The remaining $0.2 million of severance costs will be paid during 2005.
     During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. We recorded an additional $0.1 million associated with this rationalization during the first quarter of 2005 and incurred and paid $0.4 million of severance costs. During the second quarter of 2005, we incurred and paid an additional $0.3 million of severance costs associated with this rationalization. As of June 30, 2005, 53 of the 58 employees had been terminated. The $0.7 million of severance payments accrued at June 30, 2005 will be paid during 2005. In addition, during the first quarter of 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold as well as SG&A expenses.
     On July 2, 2004, we announced and initiated a plan to restructure our European combine manufacturing operations located in Randers, Denmark. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operation by simplifying the model range and eliminating the facility’s component manufacturing operations. Component manufacturing operations ceased in February 2005. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we will reduce the Randers workforce by 298 employees and permanently eliminate 70% of the square footage utilized. Our plans also include a rationalization of the combine model range to be assembled in Randers, retaining the production

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
of the high specification, high value combines. As a result of the restructuring plan, we estimate that it will generate annual savings of approximately $7 million to $8 million by 2007, with savings in 2005 projected at approximately $5 million. These savings will primarily impact cost of goods sold. Cash restructuring costs are estimated to be approximately $4 million to $5 million. During 2004, we recorded an $8.2 million write-down of property, plant and equipment as well as $3.3 million of severance costs, employee retention payments and facility closure costs. We also recorded approximately $3.7 million of inventory write-downs during 2004, reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the restructuring plan. During the first quarter and second quarter of 2005, we recorded an additional $0.6 million and $0.3 million, respectively, of restructuring costs related to the rationalization, primarily related to employee retention payments and other facility closure costs. During the second quarter of 2005, we completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected in “Restructuring and other infrequent expenses” within our Condensed Consolidated Statements of Operations. As of June 30, 2005, 295 of the 298 employees had been terminated. The components of the restructuring expenses incurred during 2004 and 2005 are summarized in Note 2 to our Condensed Consolidated Financial Statements.
     During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities, resulting in the termination of 1,049 employees. The closure of this facility is consistent with our strategy to reduce excess manufacturing capacity. In 2003, we completed the transfer of production to our Beauvais facility, although we experienced cost inefficiencies and production delays primarily due to supplier delivery issues. Those inefficiencies were largely corrected in 2004. We estimate that we have reduced manufacturing overhead costs as a result of the Coventry rationalization project by approximately $20 million when adjusted for changes in production volume from year to year. During 2004, we recorded a gain of $6.9 million on the sale of our Coventry, England facility, as well as gains totaling approximately $2.3 million related to the sale of machinery and equipment at the Coventry facility and certain Coventry closure reserve reductions. During 2004, we also recorded a $4.1 million reversal of a previously established provision related to our pension scheme in the U.K. The components of the restructuring expenses incurred related to the Coventry rationalization are summarized in Note 2 to our Condensed Consolidated Financial Statements.
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
     Our current financing and funding sources are our $201.3 million principal amount 1¾% convertible senior subordinated notes due 2033, €200.0 million principal amount 6⅞% senior subordinated notes due 2014, approximately $473.0 million of accounts receivable securitization facilities, a $300.0 million revolving credit facility, a $274.0 million term loan facility and a €109.5 million term loan facility.
     On December 23, 2003, we sold $201.3 million of 1¾% convertible senior subordinated notes due 2033 under a private placement offering. The notes were unsecured obligations and were convertible into shares of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1¾% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes were convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. On June 29, 2005, we exchanged the notes for new notes which provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.
     The impact of the exchange completed in June 2005, as discussed above, will reduce the diluted weighted average shares outstanding in future periods. The initial reduction in the diluted shares is estimated to be approximately 9.0 million shares but will vary in the future based on our stock price. Although we do not currently have in place a financial facility with which to pay the cash amount due upon maturity or conversion of the new notes, our financial position currently is sufficiently strong enough that we would expect to have ready access to a bank loan facility or the broader debt and equity markets to the extent needed. Typically, convertible securities are not converted prior to expiration unless called for redemption, which we would not do if sufficient funds were not available to us. As a result, we do not expect the new notes to be converted in the foreseeable future.
     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million U.S. dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility was automatically extended from March 2008 to December 2008 due to the redemption of our 9½% senior notes on June 23, 2005. We were required to prepay approximately $22.3 million of the U.S. dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from our common stock public offering in April 2004. We are required to make quarterly payments towards the U.S. dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The maturity date for the term loans was automatically extended from March 2008 to June 2009 due to the redemption of our 9½% senior notes on June 23, 2005. The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We must also fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of June 30, 2005, we had total borrowings of $534.0 million under the credit facility, which included $274.0 million under the U.S. dollar denominated term loan facility and €109.5 million (approximately $132.5 million) under the Euro denominated term loan facility. As of June 30, 2005, we had availability to borrow $163.7 million under the revolving credit facility. On March 22, 2005, we amended the term loan agreements to, among other reasons, lower the borrowing rate by 25 basis points from 2.00% to 1.75%.

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
     On April 23, 2004, we sold €200.0 million of 6⅞% senior subordinated notes due 2014 and received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6⅞% senior subordinated notes are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. Before April 15, 2007, we also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.
     We used the net proceeds received from the issuance of the 6⅞% senior subordinated notes, as well as available cash, to redeem our $250.0 million principal amount of 8½% senior subordinated notes on May 24, 2004.
     We redeemed our $250 million 9½% senior notes on June 23, 2005 at a price of approximately $261.9 million, which represents a premium of 4.75% over the senior notes face amount. The premium of approximately $11.9 million was reflected in interest expense, net in the second quarter of 2005. In connection with the redemption, we also wrote off the remaining balance of deferred debt issuance costs of approximately $2.2 million. The funding sources for the redemption was a combination of cash generated from the transfer of wholesale interest-bearing receivables to our U.S. and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. (as discussed further below), revolving credit facility borrowings, and available cash on hand.
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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. As of June 30, 2005, the aggregate amount of these facilities was $483.1 million. The outstanding funded balance of $473.0 million as of June 30, 2005 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s and two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to have the ratings triggers eliminated from the agreement.
     The U.S. and Canadian securitization facilities expire in April 2009 and the European facility expires in April 2006, but each is subject to annual renewal. These facilities allow us to sell accounts receivables through

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
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
     In May 2005 we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our U.S. and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. The initial transfer of wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem our $250 million 9½% senior notes. As of June 30, 2005, approximately $73.7 million of interest-bearing receivables had been transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement.
     Cash flow used in operating activities was $145.9 million for the first six months of 2005, compared to $9.0 million for the first six months of 2004. The use of operating cash flow during 2005 was higher compared to 2004 due to higher seasonal working capital requirements.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $982.5 million in working capital at June 30, 2005, as compared with $1,045.5 million at December 31, 2004 and $956.2 million at June 30, 2004. Accounts receivable and inventories, combined, at June 30, 2005 were $234.2 million higher than at December 31, 2004. The increase in inventories and receivables is due primarily to seasonal inventory requirements. Offsetting this increase in accounts receivable and inventories was a decrease in cash on hand at June 30, 2005 compared to December 31, 2004 which was used to fund inventory needs, as well as the repayment of a portion of the $250 million 9½% senior notes, as discussed above.
     Capital expenditures for the first six months of 2005 were $25.8 million compared to $25.0 million for the first six months of 2004. We anticipate that capital expenditures for the full year of 2005 will range from approximately $100 million to $110 million and will primarily be used to support the development and enhancement of new and existing products, as well as to expand our engine manufacturing facility.
     In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 39.9% at June 30, 2005 compared to 44.9% at December 31, 2004.
     From time to time, we review and will continue to review acquisition and joint venture opportunities, as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our credit facilities or complete public or private offerings of equity or debt securities.
     We believe that available borrowings under the revolving credit facility, funding under the accounts receivable securitization facilities, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.
CONTRACTUAL OBLIGATIONS
     The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of June 30, 2005 are as follows (in millions):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

			Payments Due By Period
		2005 to	2006 to	2008 to	2010 and
	Total	2006	2008	2010	Beyond
Long-term debt	$987.3	$6.6	$12.2	$522.2	$446.3
Interest payments related to long-term debt (1)	278.1	51.1	99.6	62.0	65.4
Capital lease obligations	1.7	1.1	0.6	—	—
Operating lease obligations	108.7	28.1	35.8	19.4	25.4
Unconditional purchase obligations (2)	134.6	79.1	42.6	12.0	0.9
Other short-term and long-term obligations (3)	314.7	116.9	35.7	35.8	126.3

Total contractual cash obligations	$1,825.1	$282.9	$226.5	$651.4	$664.3

		Amount of Commitment Expiration Per Period
		2005 to	2006 to	2008 to	2010 and
	Total	2006	2008	2010	Beyond
Standby letters of credit and similar instruments	$8.8	$8.8	$—	$—	$—
Guarantees	95.3	75.7	13.1	6.5	—
Standby repurchase obligations	0.3	0.1	0.2	—	—

Total commercial commitments and lines of credit	$104.4	$84.6	$13.3	$6.5	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately $21.0 million per year, through December 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.
OFF-BALANCE SHEET ARRANGEMENTS
     Guarantees
     At June 30, 2005, we were obligated under certain circumstances to purchase, through the year 2009, up to $12.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At June 30, 2005, we guaranteed indebtedness owed to third parties of approximately $82.8 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Other
     At June 30, 2005, we had foreign currency forward contracts to buy an aggregate of approximately $177.5 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $123.2 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.
     Contingencies
     We have received assessments from Brazilian tax authorities regarding transaction taxes payable on certain foreign currency gains and losses. We are currently contesting the assessments and disputing the calculation method applied by the tax authorities. We believe that it is neither probable nor likely the assessments will have to be paid. The range of the total assessment is approximately $9.0 million to $9.5 million. We anticipate that it may take significant time to resolve the dispute with the Brazilian tax authorities.
     In October 2004, we were notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $14.0 million). We are vigorously contesting the claim. No legal proceedings have been initiated and discussions between AGCO and the customer are ongoing.
OUTLOOK
     North America industry equipment demand in 2005 is expected to be above 2004 levels supported by farm income levels, which are expected to remain strong in 2005. In Western Europe, market conditions are less certain in the second half of 2005, as farmers may delay equipment purchases due to the European Union farm subsidy reforms and drought in certain regions. As a result, full year industry demand in Western Europe is expected to be flat or below 2004. In South America, market demand is expected to remain weak in 2005 due to drought conditions in southern Brazil, lower commodity prices and the strengthening of the Brazilian Real. Despite recent increases in soybean prices, the further strengthening of the Brazilian currency in the second quarter is expected to continue to negatively impact farm profits.
     For the full year of 2005, net income is expected to be below 2004 primarily due to costs associated with the bond redemption incurred in the second quarter of 2005. Higher operating income in the Europe/Africa/Middle East and North America regions is expected to partially offset continued lower profitability in South America resulting from continued weakened market conditions and the impact of the continued strengthening of the Brazilian Real on sales outside of Brazil. In addition, we expect engineering expenses in 2005 to be above 2004 in order to fund new product introductions, common product platform designs and the expansion of our engine manufacturing facility.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
ACCOUNTING CHANGES
          In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 31, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.
     In April 2005, the SEC adopted a new rule that changes the adoption dates of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. We currently plan to adopt SFAS No. 123R using the modified prospective method effective January 1, 2006 and, based upon current outstanding awards, estimate the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense of approximately $4.7 million in 2006.
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We plan to adopt FIN 47 at the end of our 2005 fiscal year and are currently evaluating the impact on our consolidated results of operations and financial position.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) ARB No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes, ‘ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.
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
FORWARD LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “Results of Operations,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry conditions, net sales and income, accounting changes, restructuring and other infrequent expenses, impairment charges, future capital expenditures, fulfillment of working capital needs, the impact of war and political unrest and future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
.	general economic and capital market conditions;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
.	the worldwide demand for agricultural products;

.	grain stock levels and the levels of new and used field inventories;

.	cost of steel and other raw materials;

.	government policies and subsidies;

.	weather conditions;

.	interest and foreign currency exchange rates;

.	pricing and product actions taken by competitors;

.	commodity prices, acreage planted and crop yields;

.	farm income, land values, debt levels and access to credit;

.	pervasive livestock diseases;

.	production disruptions;

.	supply and capacity constraints;

.	our cost reduction and control initiatives;

.	our research and development efforts;

.	dealer and distributor actions;

.	technological difficulties; and

.	political and economic uncertainty in various areas of the world.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where revenue is primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 15 to our Consolidated Financial Statements for the year ended December 31, 2004 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     All derivatives are recognized on our condensed consolidated balance sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings.
     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of June 30, 2005 stated in United States dollars are as follows (in millions, except average contract rate):

	Net Notional	Average Contract	Fair
	Amount (Sell)/Buy	Rate*	Value Gain/(Loss)
Australian dollar	$(22.2)	1.31	$0.1
British pound	18.3	0.55	(0.2)
Canadian dollar	(50.2)	1.24	(0.7)
Danish krone	1.0	6.01	—
Euro dollar	133.3	0.83	0.7
Japanese yen	24.9	108.54	(0.5)
Mexican peso	(18.6)	10.97	(0.3)
New Zealand dollar	(1.4)	1.43	—
Norwegian krone	(23.2)	6.59	(0.3)
Polish zloty	(1.5)	3.40	—
South African rand	(0.2)	6.68	—
Swedish krona	(5.9)	7.90	(0.1)

			$(1.3)

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended June 30, 2005, would have increased by approximately $0.5 million.
     We had no interest rate swap contracts outstanding in the six months ended June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of Stockholders was held on April 21, 2005. The following matters were voted upon and the results of the voting were as follows:
(1)	To elect four directors to serve as Class I directors until the annual meeting in 2008 or until their successors have been duly elected and qualified. The nominees, Messrs. Cain, Deml, Momot and Richenhagen were elected to the Company’s board of directors. The results follow:

Nominee	Affirmative Votes	Withheld Votes

Herman Cain	66,773,590	8,289,415
Wolfgang Deml	66,223,325	8,839,680
David E. Momot	66,255,032	8,807,873
Martin Richenhagen	68,323,468	6,739,537
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

AGCO CORPORATION

Registrant

Date: August 9, 2005	/s/ Andrew H. Beck

Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)