Form 10-K
period 2005-12-31
AGCO CORP /DE
filed 2006-03-13
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
For the fiscal year ended December 31, 2005
of
AGCO CORPORATION
A Delaware Corporation
IRS Employer Identification No. 58-1960019
SEC File Number 1-12930
4205 River Green Parkway
Duluth, GA 30096
(770) 813-9200
      AGCO Corporation’s Common Stock and Junior Preferred Stock purchase rights are registered pursuant to Section 12(b) of the Act.
      AGCO Corporation is a well-known seasoned issuer.
      AGCO Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in a definitive proxy statement, portions of which are incorporated by reference into Part III of this Form 10-K.
      The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2005 was approximately $1.7 billion. As of March 6, 2006, 90,534,121 shares of AGCO Corporation’s Common Stock were outstanding. For this purpose, directors and officers have been assumed to be affiliates.
      AGCO Corporation is a large accelerated filer.
      AGCO Corporation is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of AGCO Corporation’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
      AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.
General
      We are the third largest manufacturer and distributor of agricultural equipment and related replacement parts in the world based on annual net sales. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and Whitetm Planters. We distribute most of our products through a combination of approximately 3,600 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, and Ireland through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”
      Since our formation, we have grown substantially through a series of over 20 acquisitions. We have been able to expand and strengthen our independent dealer network, introduce new tractor product lines and complementary non-tractor products in new markets and expand our replacement parts business to meet the needs of our customers. We also have identified areas of our business in which we can decrease excess manufacturing capacity and eliminate duplication in administrative, sales, marketing and production functions. Since 1991, we have completed several restructuring initiatives in which we relocated production to more efficient facilities, closed manufacturing facilities and reduced operating expenses. In addition, we have continued to focus on strategies and actions to improve our current distribution network, improve our product offerings, reduce the cost of our products and improve asset utilization.
Products

Tractors
      Our compact tractors (under 40 horsepower) are sold under the AGCO, Challenger and Massey Ferguson brand names and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40-100 horsepower), including two-wheel and all-wheel drive versions. We sell utility tractors primarily under the AGCO, Challenger, Fendt, Massey Ferguson and Valtra brand names. Utility tractors typically are used on small and medium-sized farms and in specialty agricultural industries, including dairies, livestock, orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100-500 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the AGCO, Challenger, Fendt, Massey Ferguson and Valtra brand names. Tractors accounted for approximately 66% of our net sales in 2005, 64% in 2004 and 58% in 2003.

Combines
      We sell combines primarily under the Gleaner, Massey Ferguson, Fendt and Challenger brand names. Depending on the market, our combines are sold with conventional or rotary technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 5% of our net sales in 2005, 7% in 2004 and 9% in 2003.

Application Equipment
      We offer self-propelled, three and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as pre-emergence, and after crops emerge from the ground, known as post-emergence, primarily under the RoGator, Terra-Gator and Spra-Coupe brand names. We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Application equipment accounted for approximately 6% of our net sales in 2005, 5% in 2004 and 7% in 2003.

Hay Tools and Forage Equipment, Implements and Other Products
      We sell hay tools and forage equipment primarily under the Hesston, New Idea, Massey Ferguson and Challenger brand names. Hay and forage equipment includes both round and rectangular balers, self-propelled windrowers, forage harvesters, disc mowers and mower conditioners and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy and horse industries.
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
      We provide a variety of precision farming technologies which are developed, manufactured, distributed and supported on a worldwide basis. These precision farming technologies provide farmers with the capability to enhance productivity on the farm by utilizing satellite global positioning systems, or GPS. Farmers use the Fieldstar® precision farming system to gather information such as yield data to produce yield maps for the purpose of developing application maps. Many of our tractors, combines, planters, sprayers, tillage equipment and other application equipment are equipped to employ the Fieldstar system at the customer’s option. Our SGIStm software converts a variety of agricultural data to provide application plans to enhance crop yield and productivity. Our Auto-Guide® satellite navigation system assists parallel steering to avoid the under and overlap of planting rows to optimize land use and allows for more precise farming procedures from cultivation to product application. While these products do not generate significant revenues, we believe that these products and services are complementary and important to promote our machinery sales.
      Our SisuDieseltm engines division produces diesel engines, gears and generating sets for use in Valtra tractors and certain of our other equipment, and for sale to third parties. The engine division specializes in the manufacturing of off-road engines in the 50-450 horsepower range.
      Hay tools and forage equipment, implements and other products accounted for approximately 10% of our net sales in 2005 and 11% in each of 2004 and 2003.

Replacement Parts
      In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for products sold under all of our brand names. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profits and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 13% of our net sales in 2005, 13% in 2004 and 15% in 2003.
Marketing and Distribution
      We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales to the equipment’s end user in addition to after-sales service and support of the equipment. Our distributors may sell our products through a network of dealers supported by the distributor. Through our acquisitions and dealer development activities, we have broadened our product lines, expanded our dealer network and strengthened our geographic presence in Europe, North America, South America and the other markets around the world. Our sales are not dependent on any specific dealer, distributor or group of dealers. We intend to maintain the separate strengths and identities of our core brand names and product lines.

Europe
      We market and distribute farm machinery, equipment and replacement parts to farmers in all European markets through a network of approximately 1,600 independent Massey Ferguson, Fendt, Valtra and Challenger dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to the end user. In some cases, dealers carry competing or complementary products from other manufacturers. Sales in Europe accounted for approximately 50% of our net sales in 2005, 51% in 2004 and 46% in 2003.

North America
      We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 1,300 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. We sell our RoGator and Terra-Gator sprayer brands directly to end customers, often to fertilizer and chemical suppliers. Sales in North America accounted for approximately 29% of our net sales in 2005, 27% in 2004 and 34% in 2003.

South America
      We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 400 independent dealers, primarily supporting the Massey Ferguson, Valtra and Challenger brand names. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 12% of our net sales in 2005, 15% in 2004 and 12% in 2003.

Rest of the World
      Outside Europe, North America and South America, we operate primarily through a network of approximately 250 independent Massey Ferguson, Fendt, Valtra and Challenger dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. In some cases, we also sell agricultural equipment directly to governmental agencies. Sales outside Europe, North America and South America accounted for approximately 9% of our net sales in 2005, 7% in 2004 and 8% in 2003.
      Associates and licensees provide a significant distribution channel for our products and a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson and Valtra equipment in its home country but may not sell these products in other countries. We generally license to these associates certain technology, as well as the right to use the Massey Ferguson and Valtra trade names. We sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally provide technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson and Valtra brand names in the licensed territory and also may become a source of low-cost production for us.

Parts Distribution
      Parts inventories are maintained and distributed in a network of master and regional warehouses throughout North America, South America, Western Europe and Australia in order to provide timely response to customer demand for replacement parts. Our Western European master distribution warehouses are located in Desford, United Kingdom; Ennery, France; and Suolahti, Finland; and our North American master distribution warehouses are located in Batavia, Illinois and Kansas City, Missouri.

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
      We believe that our ability to offer our dealers a full product line of agricultural equipment and related replacement parts, as well as our ongoing dealer training and support programs focusing on business and inventory management, sales, marketing, warranty and servicing matters and products, helps ensure the vitality and increase the competitiveness of our dealer network. We also maintain dealer advisory groups to obtain dealer feedback on our operations.
      We provide our dealers with volume sales incentives, demonstration programs and other advertising support to assist sales. We design our sales programs, including retail financing incentives, and our policies for maintaining parts and service availability with extensive product warranties to enhance our dealers’ competitive position. In general, either party may cancel dealer contracts within certain notice periods.
Wholesale Financing
      Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 18 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from six to 12 months, depending on the product. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in a majority of the new and used equipment we finance.
      Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.
      For sales outside of the United States and Canada, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where we generated approximately 29% of our net sales in 2005, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from six to 12 months. For the year ended December 31, 2005, 15.8% and 11.4% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through the United States and Canadian retail finance joint ventures.
Retail Financing
      Through our retail financing joint ventures located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia and Ireland, the end users of our products are provided with a competitive and dedicated financing source. These retail finance companies are owned 49% by us and 51% by Rabobank. The retail finance joint ventures can tailor retail finance programs to prevailing market conditions and such programs can enhance our sales efforts.
Manufacturing and Suppliers

Manufacturing and Assembly
      We manufacture our products in locations intended to optimize capacity, technology or local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future.

Europe
      Our tractor manufacturing operations in Europe are located in Suolahti, Finland; Beauvais, France; and Marktoberdorf, Germany. In addition, we maintain a combine assembly facility in Randers, Denmark. The Suolahti facility produces 65 to 280 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 65 to 225 horsepower tractors marketed under the Massey Ferguson, Challenger and AGCO brand names. The Marktoberdorf facility produces 50 to 310 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson, Challenger and Fendt brand names. We also assemble forklifts in our Kempten, Germany facility for sale to third parties and assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. We have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

North America
      Our manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota and Queretaro, Mexico. The Beloit facility produces tillage and seeding equipment under the Sunflower brand name. The Hesston facility produces hay and forage equipment marketed under the Hesston, New Idea, Challenger and Massey Ferguson brand names, rotary combines under the Gleaner, Massey Ferguson and Challenger brand names, and planters under the White Planters brand name. The Jackson facility produces high horsepower track tractors under the Challenger brand name and self-propelled sprayers primarily marketed under the RoGator, Terra-Gator and Spra-Coupe brand names. In Queretaro, we assemble tractors for distribution in the Mexican market under the Challenger and Massey Ferguson brand names.

South America
      Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 210 horsepower, and industrial loader-backhoes. The tractors are sold under the Massey Ferguson and AGCO brand names. In Mogi das Cruzes, Brazil we manufacture and assemble tractors, ranging from 65 to 180 horsepower marketed under the Valtra and Challenger brand names. We also manufacture conventional combines primarily marketed under the Massey Ferguson brand name in Santa Rosa, Rio Grande do Sul, Brazil.

Third-Party Suppliers
      We externally source many of our products, components and replacement parts. Our production strategy is intended to minimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.
      Some of the products we distribute we purchase from third-party suppliers. We purchase standard and specialty tractors from SAME Deutz-Fahr Group S.p.A. and distribute these tractors worldwide. In addition, we purchase some tractor models from a licensee in Turkey and compact tractors from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, combines, implements and hay and forage equipment from various third-party suppliers.
      In addition to the purchase of machinery, third-party companies supply significant components used in our manufacturing operations, such as engines and transmissions. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers has been favorable. Although we currently depend on outside suppliers for several of our products, we believe that, if necessary, we could identify alternative sources of supply without material disruption to our business.
Seasonality
      Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. December is also typically a large month for retail sales because of our customers’ tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives.
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

Engineering and Research
      We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $121.7 million, or 2.2% of net sales, in 2005, $103.7 million, or 2.0% of net sales, in 2004 and $71.4 million, or 2.0% of net sales, in 2003.
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
      The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us. As a result of our acquisition of Valtra on January 5, 2004, we acquired the SisuDiesel engine division, which specializes in the manufacturing of off-road engines in the 40-450 horsepower range. SisuDiesel currently complies with Com II, Tier II and Tier III emissions requirements set by European and United States regulatory authorities. We expect to meet future emissions requirements through the introduction of new technology on the engines, as necessary.
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
Employees
      As of December 31, 2005, we employed approximately 13,000 employees, including approximately 3,750 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.
Available Information
      Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in the “Company Reports” section of our website’s “Investors & Media” section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	Forms 3, 4 and 5
      The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).
      We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available in the “Corporate Governance” section of our website’s “Investors & Media” section; and

•	our code of conduct, which is available under the heading “Office of Ethics and Compliance” in the “Corporate Governance” section.
      In addition, in the event of any waivers of our Code of Ethics, those waivers will be available in the “Office of Ethics and Compliance” section of our website.

Executive Officers of the Registrant
      The table sets forth information as of January 31, 2006 with respect to each person who is an executive officer of the Company.

Name	Age	Positions

Martin Richenhagen	53	President and Chief Executive Officer
Garry L. Ball	58	Senior Vice President — Engineering
Andrew H. Beck	42	Senior Vice President — Chief Financial Officer
Norman L. Boyd	62	Senior Vice President — Human Resources
David L. Caplan	58	Senior Vice President — Materials Management, Worldwide
Gary L. Collar	49	Senior Vice President and General Manager, EAME
Robert B. Crain	46	Senior Vice President and General Manager, North America
Randall G. Hoffman	54	Senior Vice President — Global Sales and Marketing
Frank C. Lukacs	47	Senior Vice President — Manufacturing Technologies and Quality
Stephen D. Lupton	61	Senior Vice President — Corporate Development and General Counsel
Hubertus M. Muehlhaeuser	36	Senior Vice President — Strategy and Integration
Dexter E. Schaible	56	Senior Vice President — Product Management, Engines and Global Technology
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
      Garry L. Ball has been Senior Vice President — Engineering since June 2002. Mr. Ball was Senior Vice President — Engineering and Product Development from June 2001 to June 2002. From 2000 to 2001, Mr. Ball was Vice President of Engineering at CapacityWeb.com. From 1999 to 2000, Mr. Ball was Vice President of Construction Equipment New Product Development at Case New Holland (CNH) Global N.V. Prior to that, he held several key positions including Vice President of Engineering Agricultural Tractor for New Holland N.V., Europe, and Chief Engineer for Tractors at Ford New Holland.
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
      David L. Caplan has been Senior Vice President — Materials Management, Worldwide since October 2003. Mr. Caplan was Senior Director of Purchasing of PACCAR Inc. from January 2002 to October 2003 and was Director of Operation Support with Kenworth Truck Company from November 1997 to January 2002.
      Gary L. Collar has been Senior Vice President and General Manager, EAME since January 2004. Mr. Collar was Vice President, Worldwide Market Development for the Challenger Division from May 2002 until January 2004. Between 1994 and 2002, Mr. Collar held various senior executive positions with ZF Friedrichshaven A.G., including Vice President Business Development, North America, from 2001 until 2002, and President and Chief Executive Officer of ZF-Unisia Autoparts, Inc., from 1994 until 2001.
      Robert B. Crain has been Senior Vice President and General Manager, North America since January 2006. Mr. Crain held several positions with CNH Global N.V. and its predecessors, including Vice President of New Holland’s North America Agricultural Business from February 2004 to December 2005, Vice President of CNH Marketing North America Agricultural business from January 2003 to January 2004 and Vice President and General Manager of Worldwide Operations for the Crop Harvesting Division of CNH Global N.V., from January 1999 to December 2002.
      Randall G. Hoffman has been Senior Vice President — Global Sales and Marketing since November 2005. Mr. Hoffman was the Senior Vice President and General Manager, Challenger Division Worldwide from January 2004 to November 2005, Vice President and General Manager, Worldwide Challenger Division, from June 2002 to January 2004, Vice President of Sales and Marketing, North America, from December 2001 to June 2002, Vice President, Marketing North America, from April 2001 to November 2001, Vice President of Dealer Operations, from June 2000 to April 2001, Director, Distribution Development, North America, from April 2000 to June 2000, Manager, Distribution Development, North America, from May 1998 to April 2000, and General Marketing Manager, from January 1995 to May 1998.
      Frank C. Lukacs has been Senior Vice President — Manufacturing Technologies and Quality since October 2003. Mr. Lukacs was Senior Director of Manufacturing with Case Corporation from 1996 to October 2003. He held various manufacturing positions with Simpson Industries from 1987 to 1996, most recently as Senior Director Manufacturing — Engine Products Group. Prior to that, he served in various manufacturing and general management positions with General Motors Corporation from 1977 to 1987, most recently as Manufacturing Supervisor and as Senior Industrial Engineer.
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
      Hubertus M. Muehlhaeuser has been Senior Vice President — Strategy and Integration since September 2005. Previously, he spent over ten years with Arthur D. Little, Ltd., an international management-consulting firm, where he was made a partner in 1999. From October 2000 to May 2005, he led that firm’s Global Strategy and Organization Practice as a member of the firm’s global management team, and was the firm’s managing director of Switzerland from April 2001 to May 2005.
      Dexter E. Schaible has been Senior Vice President — Product Management, Engines and Global Technology since December 2005. Previously, Mr. Schaible was Senior Vice President — Product Development from June 2002 to December 2005, Vice President of European Harvesting from July 2001 to June 2002, Senior Vice President of Worldwide Engineering and Development from October 1998 to July 2001, Vice President of Worldwide Product Development from February 1997 to October 1998, Vice President of Product Development from October 1995 to February 1997 and Director of Product Development from September 1993 to October 1995.
Financial Information on Geographical Areas
      For financial information on geographic areas, see pages 97 through 99 of this Form 10-K under the caption “Segment Reporting” which information is incorporated herein by reference.

Item 1A.	Risk Factors
      We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, production levels, net sales and income, restructuring and other infrequent expenses, cost reductions from facility rationalizations, realization of net deferred tax assets and the fulfillment of working capital needs, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.
      We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally will adversely affect us.
      Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Sales of agricultural equipment generally are related to the health of the agricultural industry, which is affected by farm income, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, demand, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.
The agricultural equipment industry is highly seasonal, and seasonal fluctuations significantly impact results of operations and cash flows.
      The agricultural equipment business is highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. December is also typically a large month for retail sales because of our customers’ tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives. In addition, farmers purchase agricultural equipment in the Spring and Fall in conjunction with the major planting and harvesting seasons. Our net sales and income from operations have historically been the lowest in the first quarter and have increased in subsequent quarters as dealers increase inventory in anticipation of increased retail sales in the third and fourth quarters.

Our success depends on the introduction of new products, which requires substantial expenditures.
      Our long-term results depend upon our ability to introduce and market new products successfully. The success of our new products will depend on a number of factors, including:

•	customer acceptance;

•	the efficiency of our suppliers in providing component parts;

•	the economy;

•	competition; and

•	the strength of our dealer networks.
      As both we and our competitors continuously introduce new products or refine versions of existing products, we cannot predict the level of market acceptance or the amount of market share our new products will achieve. Any manufacturing delays or problems with our new product launches could adversely affect our operating results. We have experienced delays in the introduction of new products in the past, and we cannot assure you that we will not experience delays in the future. In addition, introducing new products could result in a decrease in revenues from our existing products. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for further product development and refinement. We may need more capital for product development and refinement than is available to us, which could adversely affect our business, financial condition or results of operations.
We face significant competition and, if we are unable to compete successfully against other agricultural equipment manufacturers, we would lose customers and our net sales and profitability would decline.
      The agricultural equipment business is highly competitive, particularly in North America, Europe and Latin America. We compete with several large national and international companies that, like us, offer a full line of agricultural equipment. We also compete with numerous short-line and specialty manufacturers and suppliers of farm equipment products. Our two key competitors, Deere & Company and CNH Global N.V., are substantially larger than we are and may have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. If we are unable to compete successfully against other agricultural equipment manufacturers, we could lose customers and our net sales and profitability may decline. There also can be no assurances that consumers will continue to regard our agricultural equipment favorably, and we may be unable to develop new products that appeal to consumers or unable to continue to compete successfully in the agricultural equipment business. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.
Rationalization of manufacturing facilities may cause production capacity constraints and inventory fluctuations.
      The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our results of operations and financial condition.

We depend on suppliers for raw materials, components and parts for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.
      Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on many different suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. A significant increase in the price of any component or raw material could adversely affect our profitability. We cannot avoid exposure to global price fluctuations, such as occurred in 2004 with the costs of steel and related products, and our profitability depends on, among other things, our ability to raise equipment and parts prices sufficiently enough to recover any such material or component cost increases.
A majority of our sales and manufacturing take place outside the United States, and, as a result, we are exposed to risks related to foreign laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies. These risks may delay or reduce our realization of value from our international operations.
      For the year ended December 31, 2005, we derived approximately $4.2 billion or 76% of our net sales from sales outside the United States. The primary foreign countries in which we do business are Germany, France, Brazil, the United Kingdom and Finland. In addition, we have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies of the foreign countries in which we conduct business. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth and price controls.
      Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. If demand for agricultural equipment declines, our sales, growth, results of operations and financial condition may be adversely affected. The application, modification or adoption of laws, regulations, trade agreements or policies adversely affecting the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our business. The ability of our international customers to operate their businesses and the health of the agricultural industry, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions would likely result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America could negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products.

Currency exchange rate and interest rate changes can adversely affect the pricing and profitability of our products.
      We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect our results of operations by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not all, of our exposures through the use of foreign currency forward exchange contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection from certain fluctuations in currency exchange and interest rates, we potentially forego the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our results of operations, cash flow or financial condition.
We are subject to extensive environmental laws and regulations, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.
      We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, the European Union and the United States have adopted more stringent environmental regulations regarding emissions into the air. As a result, we will likely incur increased capital expenses to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards established by regulators. For example, our SisuDiesel engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if SisuDiesel and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions. Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions and our business and results of operations could be adversely affected.
Our labor force is heavily unionized, and our contractual and legal obligations under collective bargaining agreements and labor laws subject us to the risks of work interruption or stoppage and could cause our costs to be higher.
      Most of our employees, most notably at our manufacturing facilities, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. Several of our collective bargaining agreements and union contracts are of limited duration and, therefore, must be re-negotiated frequently. As a result, we could incur significant administrative expenses associated with union representation of our employees. Furthermore, we are at greater risk of work interruptions or stoppages than non-unionized companies, and any work interruption or stoppage could significantly impact the volume of goods we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce our labor costs by streamlining existing manufacturing facilities and in restructuring our business because of limitations on personnel and salary changes and similar restrictions.
We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments became due under any pension plans that are unfunded or underfunded.
      A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2005, we had approximately $281.6 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.
We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.
      We have a significant amount of indebtedness. As of December 31, 2005, we had total long-term indebtedness, including current portions of long-term indebtedness, of approximately $848.1 million, stockholders’ equity of approximately $1,416.0 million and a ratio of long-term indebtedness to equity of approximately 0.6 to 1.0. We also had short-term obligations of $95.4 million, capital lease obligations of $1.6 million, unconditional purchase or other long-term obligations of $402.5 million, and amounts funded under an accounts receivable securitization facility of $462.7 million. In addition, we had guaranteed indebtedness owed to third parties of approximately $93.8 million, primarily related to dealer and end-user financing of equipment.
      Our substantial indebtedness could have important adverse consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from introducing new products or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions; and
      prevent us from selling additional receivables to our commercial paper conduit. The European facility agreement provides that the agent, Rabobank, has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poors and Moody’s would need to occur.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      Our principal properties as of January 31, 2006, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		164,500
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,276,500
Jackson, Minnesota	Manufacturing		577,300
Kansas City, Missouri	Parts Distribution/Warehouse	563,900
International:
Coventry, United Kingdom(1)	Regional Headquarters	98,700
Desford, United Kingdom	Parts Distribution	298,000
Beauvais, France(2)	Manufacturing		1,094,500
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing		677,400
Baumenheim, Germany	Manufacturing		471,400
Randers, Denmark(3)	Manufacturing		683,000
Linnavuori, Finland	Manufacturing		298,900
Suolahti, Finland	Manufacturing/Parts Distribution		543,200
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		95,000
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/ Manufacturing		452,400
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		297,100
Mogi das Cruzes, Brazil	Manufacturing		696,900

(1)	We closed our Coventry, England manufacturing facility in July 2003. On January 30, 2004, we sold the facility and are leasing a portion of the facility back from the buyers under a three-year lease. The lease is cancelable at our option during 2006, with six months required advance notice. In June 2005, we entered into a 20-year lease agreement for a facility that will contain our European regional headquarters. The facility is located in Stoneleigh, United Kingdom, and we will be leasing approximately 85,000 square feet. We anticipate moving to the new location in October 2006.

(2)	Includes our joint venture with GIMA, in which we own a 50% interest.

(3)	During 2004, we announced a plan to restructure our European combine manufacturing operations located in Randers, Denmark. This rationalization permanently eliminated 70% of the square footage utilized. We are currently marketing a portion of this property for sale.
     We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings
      In October 2004, we were notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $12.5 million). We settled the matter with the customer in December 2005, for approximately $1.6 million.
      Recently, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by AGCO Corporation and certain of our subsidiaries. This subpoena does not imply there have been any violations of the federal securities or other laws, and it is not possible to predict the outcome of this inquiry or its impact, if any, on us. We are cooperating fully with the investigation.
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
      Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AG. As of the close of business on February 28, 2006, the closing stock price was $19.55, and there were 626 stockholders of record. (This number does not include stockholders who hold their stock through brokers, banks and other nominees.) The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low

2005
First Quarter	$21.31	$18.16
Second Quarter	19.54	16.57
Third Quarter	21.30	18.06
Fourth Quarter	17.91	14.74

	High	Low

2004
First Quarter	$21.87	$16.25
Second Quarter	22.20	18.04
Third Quarter	22.62	18.30
Fourth Quarter	22.82	19.00
DIVIDEND POLICY
      We currently do not pay dividends and we have not paid a dividend since the first quarter of 2001. We cannot provide any assurance that we will pay dividends in the foreseeable future. Although we currently meet all requirements, our credit facility and the indenture governing our senior subordinated notes contain restrictions on our ability to pay dividends in certain circumstances.

Item 6.	Selected Financial Data
      The following tables present our selected consolidated financial data. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and the related notes. Our operating data and selected balance sheet data as of and for the years ended December 31, 2005, 2004, 2003 and 2002 were derived from the 2005, 2004, 2003 and 2002 Consolidated Financial Statements, which have been audited by KPMG LLP, independent registered public accounting firm. The Consolidated Financial Statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and the reports thereon, are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,

	2005	2004(1)(2)	2003	2002	2001

	(in millions, except per share data)
Operating Data:
Net sales	$5,449.7	$5,273.3	$3,495.3	$2,922.7	$2,545.9
Gross profit	933.6	952.9	616.4	531.8	439.2
Income from operations	274.7	323.5	184.3	103.5	97.1
Net income (loss)	$31.6	$158.8	$74.4	$(84.4)	$22.6
Net income (loss) per common share — diluted(3)	$0.35	$1.71	$0.98	$(1.14)	$0.33
Weighted average shares outstanding — diluted(3)	90.7	95.6	75.8	74.2	68.5
Dividends declared per common share	$—	$—	$—	$—	$0.01

	As of December 31,

	2005	2004(1)(2)	2003	2002	2001

	(in millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$220.6	$325.6	$147.0	$34.3	$28.9
Working capital	825.8	1,045.5	755.4	599.4	539.7
Total assets	3,861.2	4,297.3	2,839.4	2,349.0	2,173.3
Total long-term debt, excluding current portion	841.8	1,151.7	711.1	636.9	617.7
Stockholders’ equity	1,416.0	1,422.4	906.1	717.6	799.4

Other Data:
Number of employees	13,023	14,313	11,278	11,555	11,325

(1)	On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). The results of operations for the Valtra acquisition have been included in our Consolidated Financial Statements from the date of acquisition. See Note 2 to the Consolidated Financial Statements where the acquisition of Valtra is described more fully.

(2)	On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering and received net proceeds of approximately $300.1 million. See Note 9 to the Consolidated Financial Statements where this offering is described more fully.

(3)	During the fourth quarter of 2004, we adopted the provisions of EITF 04-08, which required that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. We therefore included approximately 9.0 million additional shares of common stock that may have been issued upon conversion of our former 1 3/4% convertible senior subordinated notes in our diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. On June 29, 2005, we completed an exchange of our 1 3/4% convertible senior subordinates notes for new notes that provide for settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. In the future, dilution of weighted shares will depend on our stock price once the market price trigger or other specified conversion circumstances are met. See Note 1 to the Consolidated Financial Statements where this impact and the exchange are described more fully.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra®, and Whitetm Planters. We distribute most of our products through a combination of approximately 3,600 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia and Ireland through our finance joint ventures with Rabobank.
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
      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended
	December 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.9	81.9	82.4

Gross profit	17.1	18.1	17.6
Selling, general and administrative expenses (includes restricted stock compensation expense comprising 0.0% of net sales for 2005, 2004 and 2003)	9.6	9.7	9.5
Engineering expenses	2.2	2.0	2.0
Restructuring and other infrequent expenses	—	—	0.8
Amortization of intangibles	0.3	0.3	—

Income from operations	5.0	6.1	5.3
Interest expense, net	1.5	1.5	1.7
Other expense, net	0.6	0.4	0.8

Income before income taxes and equity in net earnings of affiliates	2.9	4.2	2.8
Income tax provision	2.7	1.6	1.2

Income before equity in net earnings of affiliates	0.2	2.6	1.6
Equity in net earnings of affiliates	0.4	0.4	0.5

Net income	0.6%	3.0%	2.1%

2005 Compared to 2004
      Net income for 2005 was $31.6 million, or $0.35 per diluted share, compared to net income for 2004 of $158.8 million, or $1.71 per diluted share. Our results for 2005 include the following items:

•	a non-cash deferred income tax charge of $90.8 million, or $0.95 per share, related to increasing the valuation allowance against our United States deferred tax assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”; and

•	the redemption of our $250 million 9 1/2% senior notes due 2008 at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. At the time of redemption, we recorded interest expense for the premium of approximately $11.9 million, or $0.13 per share, and approximately $2.2 million, or $0.03 per share, for the write-off of the remaining balance of the deferred debt issuance costs; and

•	the exchange of our former 1 3/4% convertible senior subordinated notes with new notes in June 2005 that resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis.
      Our results for 2004 included the following item:

•	the implementation of Emerging Issues Task Force (“EITF”) Issue No. 04-08, which resulted in the addition of approximately 9.0 million shares to our weighted average shares outstanding for purposes of computing diluted net income per share.
      Net sales for 2005 were approximately 3% higher than 2004 primarily due to sales growth in the North America and Europe/Africa/Middle East regions, as well as positive currency translation impacts. This growth was offset by significant sales declines in South America due to weak market demand. Income from operations, including restructuring expenses and restricted stock compensation, was $274.7 million in 2005 compared to $323.5 million in 2004. The decrease in income from operations was due primarily to the lower operating income in South America and North America, partially offset by improvements in our Europe/Africa/Middle East operations. Operating margins declined in 2005 as a result of reduced margins in South America primarily due to a significant reduction in industry demand and the impact of the strengthening Brazilian Real.
      In our Europe/Africa/Middle East operations, income from operations improved $55.7 million in 2005 compared to 2004. The increase reflects higher sales outside Western Europe and margin improvements achieved through productivity improvements, new product introductions, expense control measures and pricing changes. Operating income in our South American operations decreased $89.2 million during 2005 compared to 2004, due to sales declines resulting from the deterioration in market conditions. Operating margins in South America declined significantly in 2005 resulting from lower production levels, unfavorable sales mix and the impact of the continued strengthening of the Brazilian Real on sales outside of Brazil. In North America, operating income decreased $15.1 million during 2005 compared to 2004. Although higher sales volumes were achieved from improved market conditions and sales performance in North America, these benefits were offset by reduced margins due to higher costs from the impact of the weak United States dollar on products produced primarily in Brazil, higher warranty costs and increased engineering expenses related to new product offerings. Operating income in our Asia/ Pacific region increased $2.1 million in 2005 compared to 2004 due to higher sales in Asia.

Retail Sales
      Worldwide industry equipment demand declined in 2005 with the largest reductions in Europe and South America. In North America, industry demand remained relatively stable supported by solid farm income, although drought conditions in certain areas of the United States impacted demand in the latter part of the year. In Europe, industry demand softened in the second half of 2005 as a result of lower agricultural production mainly due to dry weather conditions in Southern Europe, as well as uncertainty related to Common Agricultural Policy farm subsidy reforms. In South America, industry demand declined significantly in 2005 due to drought conditions in Southern Brazil and reduced farm profits resulting from both lower commodity prices and the continued strengthening of the Brazilian Real.
      In the United States and Canada, industry unit retail sales of tractors were relatively flat in 2005 compared to 2004, resulting from a decrease in the compact tractor segment, offset by increases in the utility and high horsepower segments. Industry unit retail sales of combines increased approximately 1% when compared to the prior year. Our unit retail sales of tractors in North America increased over 2004 levels, while our unit retail sales of combines decreased compared to 2004 levels. In Europe, industry unit retail sales of tractors decreased approximately 4% in 2005 compared to 2004. Retail demand improved in Germany, Scandinavia and Eastern Europe but declined in Spain, France, the United Kingdom and Finland. Our unit retail sales of tractors were relatively flat during 2005 compared to 2004. In South America, industry unit retail sales of tractors in 2005 decreased approximately 24% compared to 2004. Retail sales of tractors in the major market of Brazil declined approximately 38% during 2005. Industry unit retail sales of combines during 2005 were 58% lower than the prior year, with a decline in Brazil of approximately 73% compared to the prior year. Our unit retail sales of tractors and combines in South America were also significantly lower in 2005 compared to 2004. In other international markets, our net sales for 2005 were approximately 26% higher than the prior year, particularly in the Middle East.

Statements of Operations
      Net sales for 2005 were $5,449.7 million compared to $5,273.3 million for 2004. The increase was primarily attributable to sales growth in the North America and Europe/ Africa/ Middle East regions, as well as positive currency translation impacts. Currency translation positively impacted net sales by approximately $94.6 million, primarily due to the continued strengthening of the Brazilian Real. The following table sets forth, for the periods indicated, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due
					to Currency
			Change		Translation

	2005	2004	$	%	$	%

North America	$1,607.8	$1,412.5	$195.3	13.8%	$17.9	1.3%
South America	648.5	796.8	(148.3)	(18.6)%	84.3	10.6%
Europe/ Africa/Middle East	2,988.7	2,873.0	115.7	4.0%	(11.2)	(0.4)%
Asia/ Pacific	204.7	191.0	13.7	7.2%	3.6	1.9%

	$5,449.7	$5,273.3	$176.4	3.3%	$94.6	1.8%

      Regionally, net sales in North America increased during 2005 primarily due to strong retail sales and improved product availability. In the Europe/ Africa/ Middle East region, net sales increased in 2005 primarily due to sales growth in Germany, Eastern Europe and the Middle East. Net sales in South America decreased during 2005 compared to 2004 primarily as a result of weak market conditions in the region. In the Asia/ Pacific region, net sales increased in 2005 compared to 2004 due to increases in industry demand in the region, particularly in Asia. We estimate that consolidated price increases during 2005 contributed approximately 4% to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 71% of our net sales in 2005, increased approximately 3% in 2005 compared to 2004. Unit sales of tractors and combines decreased approximately 6% during 2005 compared to 2004. The difference between the unit sales decrease and the increase in net sales is the result of foreign currency translation, pricing and sales mix changes.

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	2005		2004

		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$933.6	17.1%	$952.9	18.1%
Selling, general and administrative expense (including $0.4 million and $0.5 million of restricted stock compensation in 2005 and 2004, respectively)	520.7	9.6%	509.8	9.7%
Engineering expense	121.7	2.2%	103.7	2.0%
Restructuring and other infrequent expenses	—	—	0.1	—
Amortization of intangibles	16.5	0.3%	15.8	0.3%

Income from operations	$274.7	5.0%	$323.5	6.1%

      Gross profit as a percentage of net sales declined during 2005 primarily due to lower gross margins in South America resulting from lower production levels, unfavorable sales mix and negative currency impacts. These declines were partially offset by improved margins in the Europe/ Africa/ Middle East region, which were positively impacted by improved productivity, new product introductions, expense control measures and pricing changes. Productivity improvements were achieved through purchasing and material cost initiatives, outsourcing initiatives, such as the outsourcing of combine manufacturing in Europe, and enhanced production processes, resulting in material flow and assembly improvements. Margins in North America were impacted by the weak United States dollar on products imported from our European and Brazilian facilities and higher warranty costs.
      Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased slightly during 2005 compared to 2004 primarily as a result of higher sales levels and cost reduction initiatives. Engineering expenses increased during 2005 as a result of our increase in spending to fund product improvements and cost reduction projects.
      The restructuring and other infrequent expenses in 2005 primarily related to the rationalization of our Randers, Denmark combine manufacturing operations announced in July 2004. During the second quarter of 2005, we completed auctions of remaining machinery and equipment at the Randers facility and recorded a gain associated with such actions. The gain was offset by restructuring expenses associated with the Randers rationalization, consisting primarily of employee retention payments and other facility closure costs. We also recorded restructuring expenses during 2005 associated with severance costs, retention payments, asset write-downs and contract termination costs related to the rationalization of our Finnish tractor manufacturing, parts distribution and sales operations. The restructuring expenses in 2004 primarily related to charges incurred resulting from the Randers rationalization, as well as costs associated with various rationalization initiatives in Europe and the United States, offset by gains on the sale of property, plant and equipment related to our Coventry, England facility closure, as well as a revision to a previously established provision, which resulted in the reduction in the estimated costs associated with our pension plan in the United Kingdom. See “Restructuring and Other Infrequent Expenses.”
      Interest expense, net was $80.0 million for 2005 compared to $77.0 million for 2004. The increase in interest expense, net during 2005 was due primarily to the redemption of our $250 million 9 1/2% senior notes during the second quarter of 2005. We redeemed the notes at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt issuance costs associated with the senior notes of approximately $2.2 million were recognized in interest expense, net in the second quarter of 2005. In April 2004, we completed a common stock offering and received net proceeds of approximately $300.1 million. We used the net proceeds to repay borrowings under our credit facility, as well as to repay a $100.0 million interim bridge loan facility.

      Other expense, net was $34.6 million in 2005 compared to $22.1 million in 2004. Losses on sales of receivables primarily under our securitization facilities were $22.4 million in 2005 compared to $15.6 million in 2004. The increase during 2005 is due primarily to higher interest rates in 2005 compared to 2004, as well as additional outstanding funding during portions of 2005. We also experienced foreign exchange losses during 2005 compared to foreign exchange gains in 2004.
      We recorded an income tax provision of $151.1 million in 2005 compared to $86.2 million in 2004. During the fourth quarter of 2005, we recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against our United States deferred tax assets. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies and determined that an adjustment to the valuation allowance was appropriate. The effective tax rate excluding the non-cash deferred income tax charge was 37.7% for 2005 compared to 38.4% during 2004. In both years, our effective tax rate was negatively impacted by incurring losses in tax jurisdictions where we recorded no tax benefit. The most significant impact related to losses incurred in the United States in 2005 and Denmark in 2004. In 2005, we incurred losses in the United States, in part, due to costs associated with the second quarter redemption of our senior notes, as discussed above, as well as lower operating margins as previously described. In 2004, we incurred losses in Denmark primarily due to the rationalization of our combine manufacturing operations in Randers, Denmark. At December 31, 2005 and 2004, we had gross deferred tax assets of $429.8 million and $430.8 million, respectively, including $192.9 million and $188.2 million, respectively, related to net operating loss carryforwards. At December 31, 2005 and 2004, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $252.8 million and $142.9 million, respectively, primarily related to net operating loss carryforwards in Argentina, Brazil, Denmark, and the United States. Realization of the remaining deferred tax assets as of December 31, 2005 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

2004 Compared to 2003
      Net income for 2004 was $158.8 million, or $1.71 per diluted share, compared to net income for 2003 of $74.4 million, or $0.98 per diluted share. Our results for 2004 included the following item:

•	the implementation of EITF Issue No. 04-08, which resulted in the addition of approximately 9.0 million shares to our weighted average shares outstanding for purposes of computing diluted net income per share.
      Our results for 2003 included the following item:

•	restructuring and other infrequent expenses of $27.6 million, or $0.26 per share, primarily related to the closure of our Coventry, England manufacturing facility, as well as the rationalization of various other manufacturing facilities.
      Net sales for 2004 were approximately 51% higher than 2003 primarily due to the acquisition of Valtra in January 2004, sales growth in each of our geographical segments and positive currency translation impacts. Income from operations, including restructuring expenses and restricted stock compensation, was $323.5 million in 2004 compared to $184.3 million in 2003. Our operating income improved primarily due to the contribution of Valtra of approximately $52.8 million, higher sales volume and improved operating margins, as well as lower restructuring and other infrequent expenses of approximately $27.5 million compared to 2003. Offsetting these positive factors was the impact of the weak United States dollar, higher steel costs and additional non-cash amortization of purchased intangible assets of approximately $14.1 million related to the Valtra acquisition.
      In our Europe/Africa/Middle East operations, operating income improved $73.2 million in 2004 compared to 2003. The increase reflects the contribution of Valtra, higher sales volume, productivity gains and currency translation benefits. Improved productivity and supply chain performance in our Beauvais, France plant contributed to better product availability and higher margins. Operating income in our South American operations increased $65.4 million during 2004 compared to 2003. Operating income was significantly higher in 2004 resulting from the contribution of Valtra, stronger end markets, production efficiencies and price realization. In North America, operating income decreased $7.0 million during 2004 compared to 2003. Although higher sales volumes were achieved from improved market conditions in North America, these benefits were offset by reduced margins due to the impact of the weak United States dollar on products imported from Europe and Brazil, as well as higher steel costs. Operating income in our Asia/Pacific region increased $9.7 million over 2003 primarily resulting from the operating income contribution from Valtra, improved product availability, improved market conditions and currency translation benefits.

Acquisitions
      On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer with market leadership positions in the Nordic region of Europe and Latin America. This acquisition provides us with opportunity to expand our business in significant global markets and exchange technology between the combined companies. See “— Recent Acquisitions” for additional information.

Retail Sales
      Industry demand for agricultural equipment in 2004 showed mixed results within the major markets of the world. Conditions in the North American market significantly improved throughout 2004 due to record harvests, strong commodity prices and favorable tax incentives. In Europe, demand was mixed, but relatively flat as a whole, despite improved harvest and yields during 2004. In South America, market demand remained strong during 2004, however the Brazilian market experienced softening in the fourth quarter resulting from the effects of lower commodity prices and the weak United States dollar.
      In the United States and Canada, industry unit retail sales of tractors increased approximately 12.0% in 2004 compared to 2003, resulting from increases in all tractor segments, with the largest growth in the high-horsepower equipment. Industry unit retail sales of combines increased approximately 41.0% when compared to the prior year. Our unit retail sales of tractors and combines in North America also increased over 2003 levels. In Europe, industry unit retail sales of tractors increased approximately 2.0% in 2004 compared to 2003. Retail demand improved in France, Italy and Eastern Europe but declined in Finland and the higher horsepower sector in Germany. Including the impact of the Valtra acquisition in both periods, our unit retail sales of tractors also increased during 2004 compared to 2003. In South America, industry unit retail sales of tractors and combines in 2004 each increased approximately 8.0% compared to 2003. Tractor demand declined slightly in Brazil but was offset by significant increases in Argentina and other South American markets. Including the impact of the Valtra acquisition in both periods, our unit retail sales of tractors and combines also increased during 2004 compared to 2003. In other international markets, our net sales for 2004, excluding the increase attributable to the Valtra acquisition of approximately 14.0%, were approximately 13.0% higher than the prior year, particularly in Australia.

Statements of Operations
      Net sales for 2004 were $5,273.3 million compared to $3,495.3 million for 2003. The increase was attributable primarily to the acquisition of Valtra in January 2004, sales growth in each of our geographical segments and positive currency translation impacts. Valtra generated net sales of approximately $1,007.5 million during 2004. Currency translation positively impacted net sales by approximately $241.9 million, primarily due to the continued strengthening of the Euro and Brazilian Real. The consolidation of our GIMA joint venture beginning in July 2003 contributed to an incremental net sales increase over the prior year of approximately $35.8 million. The following table sets forth, for the periods indicated, the impact to net sales of the Valtra acquisition, currency translation and the consolidation of GIMA by geographical segment:

					Change due to
					Acquisition and
					Currency
			Change		Translation

	2004	2003	$	%	$	%

North America	$1,412.5	$1,176.2	$236.3	20.1%	$32.2	2.7%
South America	796.8	416.3	380.5	91.4%	252.7	60.7%
Europe/Africa/Middle East	2,873.0	1,758.8	1,114.2	63.4%	966.7	55.0%
Asia/Pacific	191.0	144.0	47.0	32.6%	33.6	23.3%

	$5,273.3	$3,495.3	$1,778.0	50.9%	$1,285.2	36.8%

      Regionally, net sales in North America increased during 2004 primarily due to stronger end markets, as well as favorable response to new products and distribution. In the Europe/Africa/Middle East region, net sales increased primarily due to the acquisition of Valtra, incremental sales related to the consolidation of GIMA for the full year of 2004, favorable response to new products and distribution in the region, and improved product availability. Net sales in South America increased during 2004 compared to 2003 resulting from the acquisition of Valtra, as well as significant increases in demand in the Argentina and other South American markets and growth in combine sales in both Brazil and Argentina. In the Asia/Pacific region, net sales increased due to the contribution of the Valtra acquisition and growth in most markets, particularly in Asia and Australia. We estimate that consolidated price increases during 2004 contributed approximately 3% to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 71% of our sales in 2004, increased approximately 60% in 2004 compared to 2003. Unit sales of tractors and combines increased approximately 48%, consisting of a 36% increase related to the Valtra acquisition and a 12% increase in other equipment sales. The difference between the unit sales increase and the increase in net sales was the result of foreign currency translation, pricing and sales mix changes.
      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	2004		2003

		% of Net		% of Net
	$	Sales	$	Sales

Gross profit	$952.9	18.1%	$616.4	17.6%
Selling, general and administrative expense (including $0.5 million and $0.6 million of restricted stock compensation in 2004 and 2003, respectively)	509.8	9.7%	331.4	9.5%
Engineering expense	103.7	2.0%	71.4	2.0%
Restructuring and other infrequent expenses	0.1	—	27.6	0.8%
Amortization of intangibles	15.8	0.3%	1.7	—

Income from operations	$323.5	6.1%	$184.3	5.3%

      Gross profit increased primarily due to the contribution of the Valtra acquisition, higher sales volume and improved gross margins. Gross margins improved in 2004 primarily due to increased production and improved productivity. In particular, improved productivity and supply chain performance in our Beauvais, France manufacturing operations contributed to higher margins. These positive factors were offset by lower margins in North America due to the impact of the weak United States dollar on products exported from our European and Brazilian facilities. In addition, our product costs in all regions were impacted by significant increases in steel costs in 2004. During 2004, we increased prices in most markets, however the additional pricing did not fully offset the higher steel costs by approximately $10.0 million.

      SG&A expenses increased primarily as a result of the Valtra acquisition, the impact of currency translation and higher pension and postretirement benefit costs. Engineering expenses also increased as a result of the Valtra acquisition and currency translation, as well as the introduction of new product offerings.
      The restructuring and other infrequent expenses in 2004 primarily related to charges incurred in relation to the rationalization of our Randers, Denmark combine manufacturing operations, as well as costs associated with various rationalization initiatives in Europe and the United States, offset by gains on the sale of property, plant and equipment related to our Coventry, England facility closure, as well as a revision to a previously established provision, which resulted in the reduction in the estimated costs associated with our pension plan in the United Kingdom. The restructuring expenses in 2003 primarily related to the Coventry, England facility closure. In addition, we recorded restructuring and other infrequent expenses during 2003 associated with litigation related to our pension plan in the United Kingdom. See
“— Restructuring and Other Infrequent Expenses” for additional information.
      Interest expense, net was $77.0 million for 2004 compared to $60.0 million for 2003. The increase in interest expense was due primarily to higher debt levels in 2004 as a result of the financing of the Valtra acquisition. Interest expense was also impacted during 2004 by approximately $3.0 million of costs associated with the repayment of our 8 1/2% senior subordinated debt during the second quarter.
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

	Three Months Ended

	March 31	June 30	September 30	December 31

	(in millions, except per share data)
2005:
Net sales	$1,256.9	$1,574.3	$1,233.6	$1,384.9
Gross profit	219.5	271.2	219.0	223.9
Income from operations(1)	53.0	109.2	58.8	53.7
Net income (loss)(1)	21.5	46.1	27.8	(63.8)
Net income (loss) per common share — diluted(1)(2)	0.23	0.47	0.31	(0.71)
2004:
Net sales	$1,115.7	$1,407.0	$1,216.5	$1,534.1
Gross profit	207.7	253.8	226.6	264.8
Income from operations(1)	64.2	97.9	72.1	89.3
Net income(1)	25.0	48.3	34.8	50.7
Net income per common share — diluted (1)(2)	0.31	0.50	0.36	0.52

(1)	For 2005, the quarters ended March 31, June 30, September 30 and December 31 include restructuring and other infrequent expenses (income) of $1.0 million, $(0.8) million, $0.0 million and $0.0 million, respectively, thereby impacting net income per common share on a diluted basis by $0.01, $(0.01), $0.00 and $0.00, respectively.

For 2004, the quarters ended March 31, June 30, September 30 and December 31 include restructuring and other infrequent (income) expenses of $(6.6) million, $6.0 million, $1.7 million and $(1.0) million, respectively, thereby impacting net income per common share on a diluted basis by $(0.05), $0.07, $0.02 and $0.00, respectively.

(2)	For the quarters ended March 31, June 30, September 30, and December 31, 2004, net income per common share — diluted amounts have been presented to include the impact of the implementation of EITF Issue No. 04-08, which resulted in the addition of approximately 9.0 million shares for each of the quarters ended March 31 and June 30, 2005 and March 31, June 30, September 30 and December 31, 2004. On June 29, 2005, we completed an exchange of our $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes for new notes that provide for the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock. The impact of the exchange resulted in a reduction in the diluted weighted averages shares outstanding of approximately 9.0 million shares on a prospective basis. See Note 1 to our Consolidated Financial Statements where this impact is described more fully.
Recent Acquisitions
      On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provided us with the opportunity to expand our business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The acquired assets and liabilities consisted primarily of inventories, accounts receivable, property, plant and equipment, technology, tradenames, trademarks, customer relationships and patents. The results of operations for the Valtra acquisition have been included in our Consolidated Financial Statements from the date of acquisition. The Valtra acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, we have allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. We recorded approximately $358.4 million of goodwill and approximately $156.9 million of other identifiable intangible assets such as tradenames, trademarks, technology and related patents, and customer relationship intangibles as part of the purchase price allocation. We completed the initial funding of the cash purchase price of Valtra through the issuance of our $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes in December 2003, funds borrowed under revolving credit and term loan facilities that were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that was also closed on January 5, 2004. The interim bridge facility was subsequently repaid in April 2004 upon completion of a common stock offering. See “— Liquidity and Capital Resources” for additional information.
Restructuring and Other Infrequent Expenses
      We recorded restructuring and other infrequent expenses of $0.0 million, $0.1 million and $27.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net charges in 2005 include a $1.5 million gain on the sale of property, plant and equipment related to the completion of auctions of machinery and equipment associated with the rationalization of our Randers, Denmark combine manufacturing operations, announced in July 2004. The gain was offset by $0.8 million of employee retention payments and facility closure costs incurred associated with the Randers rationalization, as well as $0.7 million of severance, asset write-downs and other facility closure costs related to the rationalization of our Finnish tractor manufacturing, sales and parts operations. We did not record an income tax benefit or provision associated with the charges or gain relating to the Randers rationalization during 2005. The 2004 net charges consisted of an $8.2 million pre-tax write-down of property, plant and equipment associated with the Randers rationalization, $3.3 million of severance and facility closure costs associated with the Randers rationalization, a $1.4 million charge associated with the rationalization of certain administrative functions within our Finnish tractor manufacturing facility, as well as $0.5 million of charges associated with various rationalization initiatives in Europe and the United States initiated in 2002, 2003 and 2004. These charges were offset by gains on the sale of our Coventry, England manufacturing facility and related machinery and equipment of $8.3 million, $0.9 million of restructuring reserve reversals related to the Coventry closure and a reversal of $4.1 million of the previously established provision related to litigation involving our U.K. pension plan. We did not record an income tax benefit associated with the charges relating to the Randers rationalization during 2004. The 2003 expense consisted of a $12.0 million charge associated with the closure of our Coventry manufacturing facility, a $12.4 million charge associated with our U.K. pension plan, $2.5 million of costs associated with the closure of our DeKalb, Illinois manufacturing facility, $1.2 million of charges associated with various functional rationalizations initiated during 2002 and 2003 and a $1.5 million write-down of real estate associated with our closed Willmar, Minnesota facility, offset by a $2.0 million gain related to the sale of machinery and equipment at auction from the Coventry facility. See Note 3 to our Consolidated Financial Statements for additional information.

Valtra European sales office rationalizations
      During the second quarter of 2005, we announced a change in our distribution of our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales operations were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. We recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, we completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway, and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within our Consolidated Statements of Operations. As of December 31, 2005, 10 of the 24 employees had been terminated. These rationalizations were completed to improve our ongoing cost structure and SG&A expenses. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

Valtra Finland administrative and European parts rationalizations
      During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. We recorded an additional $0.1 million of severance costs during the first quarter of 2005 associated with this rationalization, and during the fourth quarter of 2005, we reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of December 31, 2005, 56 of the 58 employees had been terminated. In addition, during 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations. These rationalizations were completed to improve our ongoing cost structure and SG&A expenses. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

Randers, Denmark rationalization
      In July 2004, we announced and initiated a plan to restructure our European combine manufacturing operations located in Randers, Denmark. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operation by simplifying the model range and eliminating the facility’s component manufacturing operations. Component manufacturing operations ceased in February 2005. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. Our plans also included a rationalization of the combine model range assembled in Randers, retaining the production of the high specification, high value combines. We estimate that the restructuring plan will generate annual savings of approximately $7 million to $8 million by 2006, with achieved savings in 2005 of approximately $6.6 million. These savings will primarily impact cost of goods sold. Total cash restructuring costs were approximately $4 million. During 2004, we recorded an $8.2 million write-down of property, plant and equipment, as well as $3.3 million of severance costs, employee retention payments and facility closure costs. We also recorded approximately $3.7 million of inventory write-downs during 2004, reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the restructuring plan. During 2005, we recorded an additional $0.8 million of restructuring costs related to the rationalization, primarily related to employee retention payments and other facility closure costs. During the second quarter of 2005, we completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected in “Restructuring and other infrequent expenses” within our Consolidated Statements of Operations. As of December 31, 2005, all of the 298 employees had been terminated. The components of the restructuring expenses incurred during 2004 and 2005 are summarized in Note 3 to our Consolidated Financial Statements.

Coventry Rationalization
      During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities, resulting in the termination of 1,049 employees. The closure of this facility was consistent with our strategy to reduce excess manufacturing capacity. In 2003, we completed the transfer of production to our Beauvais facility, although we experienced cost inefficiencies and production delays primarily due to supplier delivery issues. Those issues were largely corrected in 2004. We estimate that we have reduced manufacturing overhead costs as a result of the Coventry rationalization project by approximately $20 million when adjusted for changes in production volume from year to year. Approximately $12.0 million of restructuring and other infrequent expenses were recorded associated with this rationalization during 2003, primarily related to employee retention payments. During 2004, we recorded a gain of $6.9 million on the sale of our Coventry, England facility, as well as gains totaling approximately $2.3 million related to the sale of machinery and equipment at the Coventry facility and certain Coventry closure reserve reductions. During 2004, we also recorded a $4.1 million reversal of a previously established provision related to our pension plan in the United Kingdom. The components of the restructuring expenses incurred related to the Coventry rationalization are summarized in Note 3 to our Consolidated Financial Statements.
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
      As a result of the ruling in that case, certain employees who took early retirement in prior years under voluntary retirement arrangements would be entitled to additional payments, and therefore we recorded a charge in the second quarter of 2003, included in “Restructuring and other infrequent expenses,” of approximately £7.5 million (or approximately $12.4 million) to reflect our estimate of the additional pension liability associated with previous early retirement programs. Subsequently, as full details of the Court of Appeal judgment were published, we received more detailed legal advice regarding the specific circumstances in which the past voluntary retirements would be subject to the Court’s ruling. Based on this advice, we completed a detailed review of past terminations during the fourth quarter of 2004, and concluded that the number of former employees who are considered to be eligible to receive enhanced pensions under the Court’s ruling was lower than our initial estimate. We therefore recorded a reversal of the established provision of approximately £2.5 million (or approximately $4.1 million) during the fourth quarter of 2004, which was included in “Restructuring and other infrequent expenses” in our Consolidated Statements of Operations.

DeKalb Rationalization
      In March 2003, we announced the closure of our Challenger track tractor facility located in DeKalb, Illinois and the relocation of production to our facility in Jackson, Minnesota. Production at the DeKalb facility ceased in May 2003 and was relocated and resumed in the Minnesota facility in June 2003. The DeKalb plant assembled Challenger track tractors in the range of 235 to 500 horsepower. After a review of cost reduction alternatives, it was determined that current and future production levels at that time were not sufficient to support a stand-alone track tractor site. In connection with the restructuring plan, we recorded approximately $2.5 million of restructuring and other infrequent expenses during 2003, which included the termination of approximately 135 employees. We estimate that we have reduced costs by approximately $8.0 million as a result of the closure. We sold the DeKalb facility real estate during the fourth quarter of 2004 for approximately $3.0 million before associated selling costs, and recorded a net loss on the sale of the facilities of approximately $0.1 million. The loss was reflected in “Restructuring and other infrequent expenses” in our Consolidated Statements of Operations. The components of the restructuring expenses incurred during 2003 are more fully described in Note 3 to our Consolidated Financial Statements.

2002, 2003 and 2004 Functional Rationalizations
      In addition, during 2002 through 2004, we initiated several rationalization plans and recorded restructuring and other infrequent expenses which in aggregate totaled approximately $5.0 million during 2002, 2003 and 2004. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of our European engineering and marketing personnel, the rationalization of certain components of our German manufacturing facilities located in Kempten and Marktoberdorf, Germany, the rationalization of our European combine engineering operations and the closure and consolidation of our Valtra United States and Canadian sales organizations. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold, as well as engineering and SG&A expenses. These expenses are discussed more fully in Note 3 to our Consolidated Financial Statements.

Critical Accounting Policies
      We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 in the notes to our Consolidated Financial Statements. We believe that our application of the policies discussed below involves significant levels of judgments, estimates and complexity.

Allowance for Doubtful Accounts
      We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectibility of trade receivables. Our loss experience was approximately 0.1% of net sales in 2005.

Discount and Sales Incentive Allowances
      Allowances for discounts and sales incentives are made at the time of sale based on retail sales incentive programs available to the dealer or retail customer. The cost of these programs depends on various factors including the timing of the retail sale and the programs in place at that time. These retail sales incentives may also be revised between the time we record the sale and the time the retail sale occurs. We monitor these factors and revise our provisions when necessary. At December 31, 2005, we had recorded an allowance for discounts and sales incentives of approximately $90.8 million. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, our reserve would increase by approximately $6.8 million as of December 31, 2005. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $6.8 million as of December 31, 2005.

Inventory Reserves
      Inventories are valued at the lower of cost or market. Determination of cost includes estimates for surplus and obsolete inventory based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory adjustments.

Deferred Income Taxes
      We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we periodically assess the likelihood that our deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and determine if adjustments to the valuation allowance are appropriate. As a result of these assessments, there are certain tax jurisdictions where we do not benefit further losses. We have not benefited losses generated in the United States in 2003, 2004 and 2005 or with respect to the losses incurred in Denmark in 2004. During the fourth quarter of 2005, we recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against our United States deferred tax assets. In accordance with SFAS No. 109, we assessed the likelihood that our United States deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate. At December 31, 2005 and 2004, we had gross deferred tax assets of $429.8 million and $430.8 million, respectively, including $192.9 million and $188.2 million, respectively, related to net operating loss carryforwards. At December 31, 2005 and 2004, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $252.8 million and $142.9 million, respectively, primarily related to net operating loss carryforwards in Argentina, Brazil, Denmark, and the United States. Realization of the remaining deferred tax assets as of December 31, 2005 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

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

Pensions
      We have defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Argentina. See Note 8 to our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.
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
      We base the discount rate used to determine the projected benefit obligation for our U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For our non-U.S. plans, we base the discount rate on comparable indices within each of those countries, such as the 15-year iBoxx AA corporate bond yield in the United Kingdom. The indices used in the United States, the United Kingdom and other countries were chosen to match our expected plan obligations and related expected cash flows. The measurement date with respect to our U.K. pension plan is September 30 of each year. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.
      Our U.S. and U.K. pension plans represent approximately 92% of our consolidated projected benefit obligation as of December 31, 2005. If the discount rate used to determine the 2005 projected benefit obligation for our U.S. plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.4 million at December 31, 2005, and our 2006 pension expense would increase by a nominal amount. If the discount rate used to determine the 2005 projected benefit obligation for our U.S. plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.3 million, and our 2006 pension expense would decrease by a nominal amount. If the discount rate used to determine the projected benefit obligation for our U.K. plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $26.5 million at December 31, 2005, and our 2006 pension expense would increase by approximately $2.1 million. If the discount rate used to determine the projected benefit obligation for our U.K. plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $24.5 million at December 31, 2005, and our 2006 pension expense would decrease by approximately $1.9 million.
      Unrecognized actuarial losses related to our pension plans were $251.3 million as of December 31, 2005 as compared to $244.3 million as of December 31, 2004. The increase in unrecognized losses between years primarily reflects declining discount rates worldwide, partially offset by gains as a result of better than expected asset returns and favorable currency translation. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under most of our defined benefit pension plans. For some plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lifetimes of those participants while covered by the respective plan. As of December 31, 2005, the average amortization period was 16 years for our U.S. pension plans, and 11 years for our non-U.S. pension plans. We expect our amortization of net actuarial losses to increase approximately $1.6 million in 2006 as compared to 2005, primarily due to the decrease in discount rates.
      The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2005 and 2004 are as follows:

Asset Category	2005	2004

Large cap domestic equity securities	47%	46%
International equity securities	12%	11%
Domestic fixed income securities	28%	32%
Other investments	13%	11%

Total	100%	100%

      The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2005 and 2004 are as follows:

Asset Category	2005	2004

Equity securities	51%	49%
Fixed income securities	38%	40%
Other investments	11%	11%

Total	100%	100%

      All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. Our global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. Our U.S. target allocation of retirement fund investments is 50% large cap domestic equity securities, 10% international equity securities, 25% domestic fixed income securities, and 15% invested in other investments. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 9%. In arriving at the choice of an expected return assumption of 8% for our U.S.-based plans, we have tempered this historical indicator with lower expectations for returns on equity investments in the future, as well as considered administrative costs of the plans. To date, we have not invested pension funds in our own stock, and we have no intention of doing so in the future. Our non-U.S. target allocation of retirement fund investments is 50% equity securities, 35% fixed income securities and 15% percent invested in other investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.3%. In arriving at the choice of an expected return assumption of 7% for our U.K. pension plan, we have tempered this historical indicator with a slightly lower expectation of future returns on equity investments.
      As of December 31, 2005, we had approximately $248.4 million in unfunded or underfunded obligations related to our pension plans, due primarily to our pension plans in the United States and the United Kingdom. In 2005, we contributed approximately $27.3 million towards those obligations, and we expect to fund at least approximately $22.0 million in 2006. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan, which obligates us to fund approximately £10.0 to £12.0 million per year (or approximately $17.0 to $21.0 million) towards that obligation for the next 13 years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations and other factors change.

Other Postretirement Benefits (Retiree Health Care and Life Insurance)
      We provide certain postretirement health care and life insurance benefits for certain employees principally in the United States. See Note 8 to our Consolidated Financial Statements for more information regarding costs and assumptions for other postretirement benefits.
      Nature of Estimates Required. The measurement of our obligations, costs and liabilities associated with other postretirement benefits, such as retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases and demographic experience, which may have an effect on the amount and timing of future payments.

      Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

• Health care cost trends	• Inflation
• Discount rates	• Expected return on plan assets
• Salary growth	• Mortality rates
• Retirement rates
      Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions (including further employee cost sharing, administrative improvements and other efficiencies) and an assessment of likely long-term trends. We base the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. The index used was chosen to match our expected plan obligations and related expected cash flows. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.
      If the discount rate used to determine the 2005 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.9 million at December 31, 2005, and our 2006 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2005 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.9 million, and our 2006 pension expense would decrease by a nominal amount.
      Unrecognized actuarial losses related to our U.S. postretirement benefit plans were $10.1 million as of December 31, 2005 compared to $19.1 million as of December 31, 2004. The decrease in losses primarily reflects the impact of the federal Medicare subsidy under the Medicare Modernization Act of 2003, as well as changes made to some of our retiree welfare programs during 2004 and 2005, but was partially offset by the reduction in the discount rate. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lifetime of inactive participants, covered under the postretirement benefit plans. As of December 31, 2005, the average amortization period was 12 years for our U.S. postretirement benefit plans. We expect our amortization of net actuarial losses to decrease approximately $0.5 million in 2006 as compared to 2005, primarily due to the federal subsidy benefits and changes made to the postretirement programs.
      For measuring the expected postretirement benefit obligation at December 31, 2005, a 9% health care cost trend rate was assumed for 2006, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2005 and the accumulated postretirement benefit obligation at December 31, 2005 (in millions):

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on service and interest cost	$0.3	$(0.2)
Effect on accumulated benefit obligation	$3.5	$(3.0)

Litigation
      We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether or not they may, when resolved, have a material adverse effect on our financial position or results of operations.

Goodwill and Indefinite-Lived Assets
      SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our initial assessment and our annual assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. In addition, we combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments reported under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are not our reporting units, with the exception of our Asia/ Pacific geographical segment.
      We utilized a combination of valuation techniques, including a discounted cash flow approach, a market multiple approach and a comparable transaction approach when making our initial and subsequent annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2005, 2004 and 2003 indicated that no reduction in the carrying amount of goodwill was required.
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
      Our current financing and funding sources, with balances outstanding as of December 31, 2005, are our $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million (or approximately $237.0 million) principal amount 6 7/8% senior subordinated notes due 2014, approximately $480.3 million of accounts receivable securitization facilities, a $300.0 million multi-currency revolving credit facility, a $272.5 million term loan facility and a €108.9 million (or approximately $129.0 million) term loan facility.
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
      The impact of the exchange completed in June 2005, as discussed above, will be to reduce the diluted weighted average shares outstanding in future periods. The initial reduction in the diluted shares was approximately 9.0 million shares but will vary in the future based on our stock price, once the market price trigger or other specified conversion circumstances have been met. Although we do not currently have in place a financial facility with which to pay the cash amount due upon maturity or conversion of the new notes, our financial position currently is sufficiently strong enough that we would expect to have ready access to a bank loan facility or the broader debt and equity markets to the extent needed. Typically, convertible securities are not converted prior to expiration unless called for redemption, which we would not do if sufficient funds were not available to us. As a result, we do not expect the new notes to be converted in the foreseeable future.
      On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility was automatically extended from March 2008 to December 2008 due to the redemption of our 9 1/2% senior notes on June 23, 2005. We were required to prepay approximately $22.3 million of the United States dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from our common stock public offering in April 2004. We are required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The maturity date for the term loans was automatically extended from March 2008 to June 2009 due to the redemption of our 9 1/2% senior notes on June 23, 2005. The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2005, we had total borrowings of $401.5 million under the credit facility, which included $272.5 million under the United States dollar denominated term loan facility and €108.9 million (approximately $129.0 million) under the Euro denominated term loan facility. As of December 31, 2005, we had availability to borrow $292.9 million under the revolving credit facility. As of December 31, 2004, we had total borrowings of $424.7 million under the credit facility, which included $275.5 million under the United States dollar denominated term loan facility and €110.1 million (approximately $149.2 million) under the Euro denominated term loan facility. As of December 31, 2004, we had availability to borrow $291.2 million under the revolving credit facility. On March 22, 2005, we amended the term loan agreements to, among other reasons, lower the borrowing rate by 25 basis points from LIBOR plus 2.00% to LIBOR plus 1.75%.
      On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering and received net proceeds of approximately $300.1 million. We used the net proceeds to repay a $100.0 million interim bridge loan facility that we used in part to acquire Valtra, to repay borrowings under our credit facility and to pay offering related fees and expenses.
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
      We redeemed our $250 million 9 1/2% senior notes on June 23, 2005 at a price of approximately $261.9 million, which represented a premium of 4.75% over the senior notes face amount. The premium of approximately $11.9 million was reflected in interest expense, net during the second quarter of 2005. In connection with the redemption, we also wrote off the remaining balance of deferred debt issuance costs of approximately $2.2 million. The funding sources for the redemption was a combination of cash generated from the transfer of wholesale interest-bearing receivables to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. (as discussed further below), revolving credit facility borrowings and available cash on hand.
      Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in June 2006, but each is subject to annual renewal. As of December 31, 2005, the aggregate amount of these facilities was $480.3 million. The outstanding funded balance of $462.7 million as of December 31, 2005 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Rabobank, has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s or two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to eliminate the requirement to maintain certain debt rating levels from Standard and Poor’s and Moody’s Investors Service from the agreement and to extend the European facility through June 2011.
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
      In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. The initial transfer of wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem our $250 million 9 1/2% senior notes. As of December 31, 2005, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $109.9 million.
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
      Cash flow provided by operating activities was $246.3 million during 2005, compared to $265.9 million during 2004. The operating cash flows during 2005 reflects approximately $109.9 million of interest-bearing receivables that were transferred to AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, as discussed above. Excluding this impact, operating cash flows in 2005 was lower than 2004 due to lower net income and increases in working capital.
      Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $825.8 million in working capital at December 31, 2005, as compared with $1,045.5 million at December 31, 2004. Accounts receivable and inventories, combined, at December 31, 2005 were $174.4 million lower than at December 31, 2004. Production levels were significantly lower than the prior year during the fourth quarter of 2005 as a result of our initiative to reduce inventory levels by the end of the year. In addition, cash on hand at December 31, 2005 was lower compared to December 31, 2004 as cash was used to fund inventory needs, as well as the repayment of our $250 million 9 1/2% senior notes, as discussed above. Production levels for 2006 are expected to be 3% to 4% below 2005 to reflect the decline in industry demand and our inventory reduction goals. The timing of production has been reduced in the first half of 2006, which is expected to reduce our seasonal increase in working capital during 2006.
      Capital expenditures for 2005 were $88.4 million compared to $78.4 million during 2004. Capital expenditures during 2005 were used to support the development and enhancement of new and existing products, as well as to expand our engine manufacturing facility.
      In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil, as more fully described in “— Related Parties” below.
      Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 37.5% at December 31, 2005 compared to 44.9% at December 31, 2004. The decrease is due to lower debt levels in 2005, primarily due to the redemption of our $250 million 9 1/2% senior notes in June 2005.
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

Contractual Obligations
      The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of December 31, 2005 are as follows (in millions):

		Payments Due By Period

			2007 to	2009 to	2011 and
	Total	2006	2008	2010	Beyond

Long-term debt	$848.1	$6.3	$11.2	$389.8	$440.8
Interest payments related to long-term debt (1)	211.6	46.2	91.3	51.3	22.8
Capital lease obligations	1.6	1.0	0.6	—	—
Operating lease obligations	150.5	27.9	36.8	19.7	66.1
Unconditional purchase obligations(2)	160.2	63.0	70.8	17.8	8.6
Other short-term and long-term obligations (3)	341.4	95.4	42.6	41.6	161.8

Total contractual cash obligations	$1,713.4	$239.8	$253.3	$520.2	$700.1

		Amount of Commitment Expiration
		Per Period

			2007 to	2009 to	2011 and
	Total	2006	2008	2010	Beyond

Standby letters of credit and similar instruments	$7.1	$7.1	$—	$—	$—
Guarantees	93.8	78.2	11.2	4.4	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments and lines of credit	$100.9	$85.3	$11.2	$4.4	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $19.2 million) through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.
Off-Balance Sheet Arrangements

Guarantees
      At December 31, 2005, we were obligated under certain circumstances to purchase, through the year 2010, up to $11.3 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our financial position or results of operations.

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
      At December 31, 2005, we guaranteed indebtedness owed to third parties of approximately $82.5 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

Other
      At December 31, 2005, we had foreign currency forward contracts to buy an aggregate of approximately $78.5 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $100.0 million United States dollar equivalents. All contracts have a maturity of less than one year. See “— Foreign Currency Risk Management” for additional information.

Contingencies
      In October 2004 we were notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $12.5 million). We settled the matter with the customer in December 2005, for approximately $1.6 million.
      As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $21.4 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2005, due to the uncertainty as to our ability to collect the amounts outstanding.
Related Parties
      Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in our retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia and Ireland. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, our joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to our other retail finance joint ventures and will result in the gradual elimination of our solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2005, the solvency requirement for the portfolio held by Rabobank was approximately $8.6 million.
      Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. As discussed previously, at December 31, 2005 we were obligated under certain circumstances to purchase through the year 2010 up to $11.3 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, our retail joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, as discussed under “Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

      During 2005 and 2004, we had net sales of approximately $153.8 million and $162.8 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is a member of our Board of Directors.
      During 2005, we made license fee payments and purchased raw materials, including engines, totaling approximately $184.5 million from Caterpillar Inc., in the ordinary course of business. One of the Group Presidents of Caterpillar Inc. is also a member of our Board of Directors.
      During 2005 and 2004, we purchased approximately $4.4 million and $2.4 million, respectively, of equipment components from our manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.
Outlook
      Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation and general economic conditions.
      Worldwide industry conditions for retail sales of agricultural equipment are expected to be modestly below 2005 levels. In North America, record farm income from the previous two years should support demand at relatively high levels in 2006. However, higher fuel and fertilizer input costs and lower crop prices are expected to negatively impact farm income and equipment demand compared to 2005. In Europe, equipment demand is expected to continue to decline in 2006 resulting from lower commodity prices, higher input costs and concerns over subsidy reforms. In South America, equipment demand is expected to remain at low levels due to the impact of the strong Brazilian Real, high farm debt levels and drought conditions in Argentina.
      Based on this market outlook, net sales for the full year of 2006 are expected to be slightly below 2005 resulting from lower industry demand, planned dealer inventory reductions and currency translation, partially offset by pricing increases and market share improvements. Operating margins are targeted to improve in 2006 due to the achievement of further cost reduction and productivity initiatives. 2006 results will also be impacted by lower interest costs due to lower debt levels. We also are targeting improvements in working capital utilization in 2006 by lowering seasonal increases in dealer and Company inventories throughout 2006 through the leveling of production and dealer deliveries compared to 2005.
Foreign Currency Risk Management
      We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States is denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 15 to our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
      We attempt to manage our transactional foreign exchange exposure by economically hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency forward contracts. Our hedging policy prohibits foreign currency forward contracts for speculative trading purposes. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian Real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.
      All derivatives are recognized on our consolidated balance sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We have engaged in the past and currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings.
      The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2005 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average
	Amount	Contract	Fair Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(26.0)	1.36	$—
Brazilian Real	30.5	2.35	0.1
British pound	2.3	0.57	(0.1)
Canadian dollar	(47.1)	1.16	0.2
Euro	29.8	0.82	(0.7)
Japanese yen	15.9	117.86	—
Mexican peso	(17.4)	10.65	—
New Zealand dollar	(1.4)	1.45	—
Norwegian krone	(4.0)	6.35	0.2
Polish zloty	(1.3)	3.32	—
South African rand	(0.7)	6.33	—
Swedish krona	(2.1)	8.20	—

			$(0.3)

*	Per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
      We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10.0% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2005 would have increased by approximately $5.0 million.
      We had no interest rate swap contracts outstanding during the years ended December 31, 2005, 2004 and 2003.

Accounting Changes
      In June 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.
      In April 2005, the SEC adopted a new rule that changes the adoption dates of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. We adopted SFAS No. 123R using the modified prospective method effective January 1, 2006. We terminated our executive and director long-term incentive plans at the end of 2005, and the outstanding awards under those plans have been forfeited. The decision to terminate the plans and related forfeitures was made primarily to avoid recognizing compensation cost in our future financial statements upon adoption of SFAS No. 123R for these awards and to establish a new long-term incentive program. We plan to grant awards under a new long-term incentive program during 2006 subject to approval of our stockholders at our annual stockholders’ meeting in April 2006. If approved, we currently estimate that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $7 to $8 million.
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Our adoption of FIN 47 as of December 31, 2005 did not have a material impact on our consolidated results of operations or financial position.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. We do not believe that the adoption of SFAS 151 will have a material impact on our consolidated results of operations or financial condition.
      On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, ’Accounting for Income Taxes, ’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. The AJCA generally allows companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. We did not propose a qualifying plan of repatriation for 2005 or 2004.
      On May 19, 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Based upon the final regulations released in January 2005, during the third quarter of 2005, we reviewed the provisions of our postretirement health care plans with our actuaries to determine whether the benefits offered by our plans met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, we believe that two of our plans qualify for the subsidy. In accordance with FSP No. 106-2, we began reflecting the impact of the anticipated subsidies as of July 1, 2005 on a prospective basis, and revalued our projected benefit obligation as of July 1, 2005 to (1) incorporate the benefit associated with the federal subsidy expected to be received and (2) reduce the discount rate from 5.75% as of December 31, 2004 to 5.25% as of July 1, 2005. The revised obligation as of July 1, 2005 reflects a reduction of approximately $5.0 million due to the impact of the federal subsidy, offset by an increase of approximately $1.8 million due to the change in the discount rate. During the last six months of 2005, our net postretirement cost was reduced by approximately $0.3 million due to the impact of the expected federal subsidy. The reduction was evenly split between reduced interest cost and lower amortization of net actuarial losses. See Note 8 to our Consolidated Financial Statements for further information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risk Management” and
“— Interest Rates” on pages 44 and 45 under Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
      The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2005 are included in this Item:
      The information under the heading “Quarterly Results” of Item 7 on page 29 of this Form 10-K is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AGCO Corporation:
      We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AGCO Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
March 9, 2006

AGCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,

	2005	2004	2003

Net sales	$5,449.7	$5,273.3	$3,495.3
Cost of goods sold	4,516.1	4,320.4	2,878.9

Gross profit	933.6	952.9	616.4
Selling, general and administrative expenses (includes restricted stock compensation expense of $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively)	520.7	509.8	331.4
Engineering expenses	121.7	103.7	71.4
Restructuring and other infrequent expenses	—	0.1	27.6
Amortization of intangibles	16.5	15.8	1.7

Income from operations	274.7	323.5	184.3
Interest expense, net	80.0	77.0	60.0
Other expense, net	34.6	22.1	26.0

Income before income taxes and equity in net earnings of affiliates	160.1	224.4	98.3
Income tax provision	151.1	86.2	41.3

Income before equity in net earnings of affiliates	9.0	138.2	57.0
Equity in net earnings of affiliates	22.6	20.6	17.4

Net income	$31.6	$158.8	$74.4

Net income per common share:
Basic	$0.35	$1.84	$0.99

Diluted	$0.35	$1.71	$0.98

Weighted average number of common and common equivalent shares outstanding:
Basic	90.4	86.2	75.2

Diluted	90.7	95.6	75.8

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$220.6	$325.6
Accounts and notes receivable, net	655.7	823.2
Inventories, net	1,062.5	1,069.4
Deferred tax assets	39.7	127.5
Other current assets	107.7	58.8

Total current assets	2,086.2	2,404.5
Property, plant and equipment, net	561.4	593.3
Investment in affiliates	164.7	114.5
Deferred tax assets	84.1	146.1
Other assets	56.6	70.1
Intangible assets, net	211.5	238.2
Goodwill	696.7	730.6

Total assets	$3,861.2	$4,297.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.3	$6.9
Accounts payable	590.9	601.9
Accrued expenses	561.8	660.3
Other current liabilities	101.4	89.9

Total current liabilities	1,260.4	1,359.0
Long-term debt, less current portion	841.8	1,151.7
Pensions and postretirement health care benefits	241.7	247.3
Other noncurrent liabilities	101.3	116.9

Total liabilities	2,445.2	2,874.9

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2005 and 2004	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 90,508,221 and 90,394,292 shares issued and outstanding in 2005 and 2004, respectively	0.9	0.9
Additional paid-in capital	894.7	893.2
Retained earnings	825.4	793.8
Unearned compensation	(0.1)	(0.2)
Accumulated other comprehensive loss	(304.9)	(265.3)

Total stockholders’ equity	1,416.0	1,422.4

Total liabilities and stockholders’ equity	$3,861.2	$4,297.3

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

						Accumulated Other Comprehensive Loss

						Additional		Deferred	Accumulated
	Common Stock		Additional			Minimum	Cumulative	Gains	Other	Total	Comprehensive
			Paid-In	Retained	Unearned	Pension	Translation	(Losses) on	Comprehensive	Stockholders’	Income
	Shares	Amount	Capital	Earnings	Compensation	Liability	Adjustment	Derivatives	Loss	Equity	(Loss)

Balance, December 31, 2002	75,197,285	$ 0.8	$ 587.6	$ 560.6	$ (0.7)	$ (93.9)	$ (332.2)	$ (4.6)	$ (430.7)	$ 717.6
Net income	—	—	—	74.4	—	—	—	—	—	74.4	$ 74.4
Issuance of restricted stock	14,150	—	0.3	—	—	—	—	—	—	0.3
Stock options exercised	198,220	—	2.4	—	—	—	—	—	—	2.4
Amortization of unearned compensation	—	—	—	—	0.2	—	—	—	—	0.2
Additional minimum pension liability, net	—	—	—	—	—	(34.5)	—	—	(34.5)	(34.5)	(34.5)
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	(0.8)	(0.8)	(0.8)	(0.8)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	2.7	2.7	2.7	2.7
Change in cumulative translation adjustment	—	—	—	—	—	—	143.8	—	143.8	143.8	143.8

Balance, December 31, 2003	75,409,655	0.8	590.3	635.0	(0.5)	(128.4)	(188.4)	(2.7)	(319.5)	906.1	185.6

Net income	—	—	—	158.8	—	—	—	—	—	158.8	158.8
Issuance of common stock, net of offering expenses	14,720,000	0.1	299.4	—	—	—	—	—	—	299.5
Issuance of restricted stock	7,487	—	0.2	—	—	—	—	—	—	0.2
Stock options exercised	257,150	—	3.3	—	—	—	—	—	—	3.3
Amortization of unearned compensation	—	—	—	—	0.3	—	—	—	—	0.3
Additional minimum pension liability, net	—	—	—	—	—	(18.9)	—	—	(18.9)	(18.9)	(18.9)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	3.8	3.8	3.8	3.8
Change in cumulative translation adjustment	—	—	—	—	—	—	69.3	—	69.3	69.3	69.3

Balance, December 31, 2004	90,394,292	0.9	893.2	793.8	(0.2)	(147.3)	(119.1)	1.1	(265.3)	1,422.4	213.0

Net income	—	—	—	31.6	—	—	—	—	—	31.6	31.6
Issuance of restricted stock	4,449	—	0.1	—	—	—	—	—	—	0.1
Stock options exercised	109,480	—	1.4	—	—	—	—	—	—	1.4
Amortization of unearned compensation	—	—	—	—	0.1	—	—	—	—	0.1
Additional minimum pension liability, net	—	—	—	—	—	(2.8)	—	—	(2.8)	(2.8)	(2.8)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	2.8	2.8	2.8	2.8
Change in cumulative translation adjustment	—	—	—	—	—	—	(39.6)	—	(39.6)	(39.6)	(39.6)

Balance, December 31, 2005	90,508,221	$ 0.9	$ 894.7	$ 825.4	$ (0.1)	$ (150.1)	$ (158.7)	$ 3.9	$ (304.9)	$ 1,416.0	$ (8.0)

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$31.6	$158.8	$74.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89.4	84.3	58.8
Deferred debt issuance cost amortization	7.2	13.2	5.4
Amortization of intangibles	16.5	15.8	1.7
Restricted stock compensation	0.2	0.3	0.5
Equity in net earnings of affiliates, net of cash received	(14.5)	(6.1)	(0.8)
Deferred income tax provision (benefit)	107.9	14.5	(12.3)
Gain on sale of property, plant and equipment	(3.0)	(8.7)	—
Write-down of property, plant and equipment	0.3	9.5	1.6
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	103.6	(39.9)	11.5
Inventories, net	(42.1)	(65.1)	13.8
Other current and noncurrent assets	(22.3)	(10.5)	(20.4)
Accounts payable	39.8	53.2	(16.5)
Accrued expenses	(44.6)	38.5	(50.9)
Other current and noncurrent liabilities	(23.7)	8.1	21.2

Total adjustments	214.7	107.1	13.6

Net cash provided by operating activities	246.3	265.9	88.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(88.4)	(78.4)	(78.7)
Proceeds from sales of property, plant and equipment	10.5	46.0	14.9
Sale/(purchase) of businesses, net of cash acquired	0.4	(765.7)	1.5
(Investments in)/proceeds from sale of unconsolidated affiliates, net	(23.4)	1.0	4.5

Net cash used in investing activities	(100.9)	(797.1)	(57.8)

Cash flows from financing activities:
Proceeds from debt obligations	670.2	1,450.5	1,372.8
Repayments of debt obligations	(901.1)	(1,036.9)	(1,288.5)
Proceeds from issuance of common stock	1.4	303.0	2.5
Payment of debt issuance costs	—	(21.1)	(9.8)
Net cash (used in) provided by financing activities	(229.5)	695.5	77.0

Effects of exchange rate changes on cash and cash equivalents	(20.9)	14.3	5.5

(Decrease) increase in cash and cash equivalents	(105.0)	178.6	112.7
Cash and cash equivalents, beginning of year	325.6	147.0	34.3

Cash and cash equivalents, end of year	$220.6	$325.6	$147.0

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Business
      AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and Whitetm Planters. The Company distributes most of its products through a combination of approximately 3,600 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia and Ireland through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank”.

Basis of Presentation
      The Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined as the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company records investments in all other affiliate companies using the equity method of accounting. Other investments representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.
      Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition
      Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. Payment terms vary by market and product with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title are those enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program.
      In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer. If not already paid by the dealer in the United States and Canada, installment payments are required generally beginning seven to 13 months after shipment with the remaining outstanding equipment balance generally due within 12 to 18 months of shipment. Interest generally is charged on the outstanding balance six to 12 months after shipment. Sales terms of some highly seasonal

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment with terms for some larger seasonal stock orders generally requiring payment within six months of shipment.
      In other international markets, equipment sales are generally payable in full within 30 to 180 days of shipment. Payment terms for some highly seasonal products have a specified due date during the year regardless of the shipment date. Sales of replacement parts generally are payable within 30 to 90 days of shipment with terms for some larger seasonal stock orders generally payable within six months of shipment.
      In certain markets, particularly in North America, there is a time lag, which varies based on the timing and level of retail demand, between the date the Company records a sale and when the dealer sells the equipment to a retail customer.

Foreign Currency Translation
      The financial statements of the Company’s foreign subsidiaries are translated into United States currency in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

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

Cash and Cash Equivalents
      The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2005 and 2004 of $146.3 million and $233.0 million, respectively, consisted of overnight repurchase agreements with financial institutions.

Accounts and Notes Receivable
      Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company’s terms of sale generally range from one to 18 months and are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase dealer or distributor’s unsold inventory, including inventory for which the receivable has already been paid.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For sales outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where approximately 29% of the Company’s net sales were generated in 2005, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from six to 12 months. For the year ended December 31, 2005, 15.8% and 11.4% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North America to its United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through the United States and Canadian retail finance joint ventures.
      Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Sales incentive discounts	$90.8	$84.7
Doubtful accounts	39.7	54.9

	$130.5	$139.6

      The Company transfers certain accounts receivable to various financial institutions primarily under its accounts receivable securitization facilities (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of SFAS No. 125” (“SFAS No. 140”).

Inventories
      Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost. At December 31, 2005 and 2004, the Company had recorded $79.7 million and $105.8 million as adjustments for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”
      Inventories, net at December 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Finished goods	$477.3	$432.5
Repair and replacement parts	310.9	313.2
Work in process	63.3	103.6
Raw materials	211.0	220.1

Inventories, net	$1,062.5	$1,069.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of ten to 40 years for buildings and improvements, three to 15 years for machinery and equipment and three to ten years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.
      Property, plant and equipment, net at December 31, 2005 and 2004 consisted of the following (in millions):

	2005	2004

Land	$47.3	$50.8
Buildings and improvements	220.2	216.4
Machinery and equipment	606.3	588.5
Furniture and fixtures	139.0	121.4

Gross property, plant and equipment	1,012.8	977.1
Accumulated depreciation and amortization	(451.4)	(383.8)

Property, plant and equipment, net	$561.4	$593.3

Goodwill and Other Intangible Assets
      SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s initial assessment and its annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are not its reporting units, with the exception of its Asia/ Pacific geographical segment.
      The Company utilized a combination of valuation techniques, including a discounted cash flow approach, a market multiple approach and a comparable transaction approach when making its initial and subsequent annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2005, 2004 and 2003, indicated that no reduction in the carrying amount of goodwill was required.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the carrying amount of acquired intangible assets during 2005 and 2004 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
Gross carrying amounts:	Tradenames	Relationships	Technology	Total

Balance as of December 31, 2003	$31.8	$3.5	$1.1	$36.4
Acquisitions	1.0	72.3	46.7	120.0
Foreign currency translation	0.1	5.9	3.6	9.6

Balance as of December 31, 2004	32.9	81.7	51.4	166.0

Foreign currency translation	(0.2)	(0.2)	(6.3)	(6.7)

Balance as of December 31, 2005	$32.7	$81.5	$45.1	$159.3

	Trademarks
	and	Customer	Patents and
Accumulated amortization:	Tradenames	Relationships	Technology	Total

Balance as of December 31, 2003	$2.5	$1.0	$0.2	$3.7
Amortization expense	1.2	7.7	6.9	15.8
Foreign currency translation	—	0.7	0.7	1.4

Balance as of December 31, 2004	3.7	9.4	7.8	20.9

Amortization expense	1.2	8.3	7.0	16.5
Foreign currency translation	(0.1)	—	(1.3)	(1.4)

Balance as of December 31, 2005	$4.8	$17.7	$13.5	$36.0

Trademarks
and
Unamortized intangible assets:	Tradenames

Balance as of December 31, 2003	$53.4
Acquisitions	36.9
Foreign currency translation	2.8

Balance as of December 31, 2004	93.1

Foreign currency translation	(4.9)

Balance as of December 31, 2005	$88.2

      The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Asset	Weighted-Average Useful Life

Trademarks and tradenames	30 years
Technology and patents	7 years
Customer relationships	10 years
      For the years ended December 31, 2005, 2004 and 2003, acquired intangible asset amortization was $16.5 million, $15.8 million and $1.7 million, respectively. The Company estimates amortization of existing intangible assets will be $16.0 million for 2006, $15.5 million for 2007, $15.3 million for each of 2008 and 2009 and $15.2 million for 2010.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 142, the Company determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in over 140 countries worldwide, making it one of the most widely sold tractor brands in the world. As a result of the Company’s acquisition of Valtra in January 2004 (Note 2), the Company identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. Valtra and Valmet are used interchangeably in the marketplace today and Valtra is recognized to be the tractor line of the Valmet name. The Valtra brand is currently sold in approximately 50 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.
      Changes in the carrying amount of goodwill during the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated

Balance as of December 31, 2002	$167.3	$35.1	$104.7	$307.1
Adjustment to purchase price allocations	(1.8)	—	(0.1)	(1.9)
Foreign currency translation	—	7.2	19.3	26.5

Balance as of December 31, 2003	165.5	42.3	123.9	331.7
Acquisitions	—	68.8	289.6	358.4
Foreign currency translation	—	9.7	30.8	40.5

Balance as of December 31, 2004	165.5	120.8	444.3	730.6
Adjustment related to income taxes	8.5	—	(3.8)	4.7
Foreign currency translation	—	16.2	(54.8)	(38.6)

Balance as of December 31, 2005	$174.0	$137.0	$385.7	$696.7

Long-Lived Assets
      During 2005, 2004 and 2003, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Under SFAS No. 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value, less estimated costs to sell. During 2004, the Company recorded a write-down of property, plant and equipment to its fair value of $8.2 million in conjunction with assets related to the rationalization of its Randers, Denmark combine manufacturing facility. During 2003, the Company recorded a write-down of property, plant and equipment to its fair value of $2.0 million in conjunction with assets held for sale primarily related to its rationalization and closure of its DeKalb, Illinois tractor manufacturing facility. See Note 3 for additional information.

Accrued Expenses
      Accrued expenses at December 31, 2005 and 2004 consisted of the following (in millions):

	2005	2004

Reserve for volume discounts and sales incentives	$118.2	$128.6
Warranty reserves	122.8	135.0
Accrued employee compensation and benefits	126.5	137.2
Accrued taxes	77.6	114.0
Other	116.7	145.5

	$561.8	$660.3

Warranty Reserves
      The warranty reserve activity for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in millions):

	2005	2004	2003

Balance at beginning of the year	$135.0	$98.5	$83.7
Acquisitions	—	14.9	—
Accruals for warranties issued during the year	126.0	111.5	76.4
Settlements made (in cash or in kind) during the year	(128.1)	(97.6)	(72.1)
Foreign currency translation	(10.1)	7.7	10.5

Balance at the end of the year	$122.8	$135.0	$98.5

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

Stock Incentive Plans
      The Company accounts for all stock-based compensation awarded under its Non-employee Director Incentive Plan (the “Director Plan”), Long-Term Incentive Plan (the “LTIP”) and Stock Option Plan (the “Option Plan”) as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and also provides the disclosures required under SFAS No. 123,

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). APB No. 25 requires no recognition of compensation expense for options granted under the Option Plan as long as certain conditions are met. There was no compensation expense recorded under APB No. 25 for the Option Plan. APB No. 25 requires recognition of compensation expense under the Director Plan and the LTIP at the time the award is earned. Refer to Note 10 for additional information.
      There were no grants under the Option Plan during the years ended December 31, 2005, 2004 and 2003. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP. Based on these models, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, were as follows:

	2005	2004	2003

Director Plan	$12.93	$17.67	$14.46
LTIP	15.05	16.21	13.82
Option Plan	—	—	—

Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	4.4	4.7	4.3
Risk-free interest rate	4.0%	3.2%	2.9%
Expected volatility	41.9%	48.6%	50.2%
Expected dividend yield	—	—	—
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

	Years Ended December 31,

	2005	2004	2003

Net income, as reported	$31.6	$158.8	$74.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	0.3	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17.6)	(7.7)	(7.3)

Pro forma net income	$14.2	$151.4	$67.5

Earnings per share:
Basic — as reported	$0.35	$1.84	$0.99

Basic — pro forma	$0.16	$1.76	$0.90

Diluted — as reported	$0.35	$1.71	$0.98

Diluted — pro forma	$0.16	$1.63	$0.89

      The 2004 and 2003 diluted as reported and pro forma earnings per share include the impact of the contingently convertible senior subordinated notes. The 2005 pro forma earnings per share include the impact of the cancellation of awards under the Director Plan and LTIP in December 2005 (Note 10).

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses
      Research and development expenses are expensed as incurred and are included in engineering expenses in the Consolidated Statements of Operations.

Advertising Costs
      The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 totaled approximately $35.8 million, $37.2 million and $26.0 million, respectively.

Shipping and Handling Expenses
      All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $18.6 million, $16.8 million and $14.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest Expense, Net
      Interest expense, net for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in millions):

	2005	2004	2003

Interest expense	$96.0	$92.3	$70.7
Interest income	(16.0)	(15.3)	(10.7)

	$80.0	$77.0	$60.0

Income Taxes
      Income taxes are accounted for under the asset and liability method, as prescribed under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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
      During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 requires that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adopted EITF 04-08 during the fourth quarter of 2004 and included approximately 9.0 million additional shares of common stock that may have been issued upon conversion of the Company’s former 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. In addition, diluted earnings per share is required to be restated for each period that the convertible debt was outstanding. The Company’s convertible senior subordinated notes were issued on December 23, 2003. As the Company is not benefiting losses in the United States for tax purposes, the interest expense associated with the convertible senior subordinated notes included in the diluted earnings per share calculation does not reflect a tax benefit. On June 29, 2005, the Company completed an exchange of its $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes. The Company exchanged its existing convertible notes for new notes that provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. In the future, dilution of weighted shares outstanding will depend on the Company’s stock price once the market price trigger or other specified conversion circumstances are met (Note 7). A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share is as follows (in millions, except per share data):

	2005	2004	2003

Basic net income per share:
Net income	$31.6	$158.8	$74.4

Weighted average number of common shares outstanding	90.4	86.2	75.2

Basic net income per share	$0.35	$1.84	$0.99

Diluted net income per share:
Net income	$31.6	$158.8	$74.4
After-tax interest expense on contingently convertible senior subordinated notes	—	4.6	0.1

Net income for purposes of determining dilutive net income per share	$31.6	$163.4	$74.5

Weighted average number of common shares outstanding	90.4	86.2	75.2
Dilutive stock options and restricted stock awards	0.3	0.4	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	9.0	0.2

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted earnings per share	90.7	95.6	75.8

Diluted net income per share	$0.35	$1.71	$0.98

      Stock options to purchase 0.5 million, 0.5 million, and 0.7 million shares for the years ended December 31, 2005, 2004 and 2003, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)
      The Company reports comprehensive income (loss), defined as the total of net income and all other non-owner changes in equity and the components thereof in the Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2005, 2004 and 2003 are as follows (in millions):

	2005

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(3.2)	$0.4	$(2.8)
Unrealized gain on derivatives held by affiliates	4.7	(1.9)	2.8
Foreign currency translation adjustments	(39.6)	—	(39.6)

Total components of other comprehensive loss	$(38.1)	$(1.5)	$(39.6)

	2004

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(27.4)	$8.5	$(18.9)
Unrealized gain on derivatives held by affiliates	6.3	(2.5)	3.8
Foreign currency translation adjustments	69.3	—	69.3

Total components of other comprehensive income	$48.2	$6.0	$54.2

	2003

	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(50.3)	$15.8	$(34.5)
Unrealized loss on derivatives	(1.4)	0.6	(0.8)
Unrealized gain on derivatives held by affiliates	4.5	(1.8)	2.7
Foreign currency translation adjustments	143.8	—	143.8

Total components of other comprehensive income	$96.6	$14.6	$111.2

Financial Instruments
      The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2005, the estimated fair values of the Company’s 6 7/8% senior subordinated notes and 1 3/4% convertible notes (Note 7), based on their listed market values, were $246.4 million and $187.2 million, respectively, compared to their carrying values of $237.0 million and $201.3 million, respectively. At December 31, 2004, the estimated fair values of the Company’s 9 1/2% senior notes, 6 7/8% senior subordinated notes and 1 3/4% convertible notes, based on their listed market values, were $266.3 million, $284.6 million and $236.2 million, respectively, compared to their carrying values of $250.0 million, $271.1 million and $201.3 million, respectively.
      The Company enters into foreign currency forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. At December 31, 2005 and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, the Company had foreign currency forward contracts outstanding with gross notional amounts of $255.3 million and $743.6 million, respectively. The Company had an unrealized loss on foreign currency forward contracts at December 31, 2005 and 2004 of $0.3 million and $3.6 million , respectively, which are reflected in the Company’s Consolidated Statements of Operations. These foreign currency forward contracts do not subject the Company’s results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign currency forward contracts for speculative trading purposes.
      The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant.

Accounting Changes
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated results of operations or financial position.
      In April 2005, the SEC adopted a new rule that changes the adoption dates of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. The Company adopted SFAS No. 123R using the modified prospective method effective January 1, 2006. The Company terminated its executive and director long-term incentive plans at the end of 2005, and the outstanding awards under those plans have been forfeited. The decision to terminate the plans and related forfeitures was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon adoption of SFAS 123R for these awards and to establish a new long-term incentive program. The Company plans to grant awards under a new long-term incentive program during 2006 subject to approval of the Company’s stockholders at its annual stockholders’ meeting in April 2006. If approved, the Company currently estimates that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $7 to $8 million.
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company’s adoption of FIN 47 as of December 31, 2005 did not have a material impact on the Company’s consolidated results of operations or financial position.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006. The Company currently does not believe that the adoption of SFAS 151 will have a material impact on its consolidated results of operations or financial condition.
      On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, ’Accounting for Income Taxes, ’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. The AJCA generally allows companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2005 or 2004.
      On May 19, 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. Based upon the final regulations released in January 2005, during the third quarter of 2005, the Company reviewed the provisions of its postretirement health care plans with its actuaries to determine whether the benefits offered by its plans met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, the Company believes that two of its plans qualify for the subsidy. In accordance with FSP No. 106-2, the Company began reflecting the impact of the anticipated subsidies as of July 1, 2005 on a prospective basis, and revalued its projected benefit obligation as of July 1, 2005 to (1) incorporate the benefit associated with the federal subsidy expected to be received and (2) reduce the discount rate from 5.75% as of December 31, 2004 to 5.25% as of July 1, 2005. The revised obligation as of July 1, 2005 reflects a reduction of approximately $5.0 million due to the impact of the federal subsidy, offset by an increase of approximately $1.8 million due to the change in the discount rate. During the last six months of 2005, the Company’s net

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
postretirement cost was reduced by approximately $0.3 million due to the impact of the expected federal subsidy. The reduction was evenly split between reduced interest cost and lower amortization of net actuarial losses (Note 8).

2.	Acquisitions
      On January 5, 2004, the Company acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The acquisition of Valtra provided the Company with the opportunity to expand its business in significant global markets by utilizing Valtra’s technology and productivity leadership in the agricultural equipment market. The results of operations for the Valtra acquisition have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Company completed the initial funding of the cash purchase price of Valtra through the issuance of $201.3 million principal amount of 1 3/4% convertible senior subordinated notes in December 2003, funds borrowed under revolving credit and term loan facilities that were entered into January 5, 2004, and $100.0 million borrowed under an interim bridge facility that was also closed on January 5, 2004. The interim bridge facility was subsequently repaid in April 2004 upon completion of a common stock offering (Note 9).
      The Valtra acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on their fair values as of the acquisition date. The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based upon their fair value:

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

      The net assets acquired included transaction costs incurred during 2004 and 2003.

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

	$156.9

      The acquired intangible assets have a weighted average useful life of approximately nine years.
      At the date of acquisition, there were two components of tax-deductible goodwill specifically related to the operations of Valtra Finland. The first component of tax deductible goodwill of approximately $201.1 million relates to goodwill for financial reporting purposes, and this asset will generate deferred income taxes in the future as the asset is amortized for income tax purposes. The second component of tax-deductible goodwill of approximately $157.7 million, relates to tax deductible goodwill in excess of goodwill for financial reporting purposes. The tax benefits associated with this excess will be applied to reduce the amount of goodwill for financial reporting purposes in the future, if and when such tax benefits are realized for income tax return purposes. During 2005, the Company realized approximately $3.8 million in tax benefits associated with the excess tax basis deductible goodwill, thus resulting in the reduction of goodwill for financial reporting purposes.
      The following pro forma data summarizes the results of operations for the year ended December 31, 2003, as if the Valtra acquisition had occurred at January 1, 2003. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period. The following pro forma information also excludes the impact of equity and debt offerings that were completed by the Company during the second quarter of 2004 (Notes 7 and 9) (in millions, except per share data):

Year Ended
December 31,
2003

Net sales	$4,446.2
Income before cumulative effect of a change in accounting principle	75.1
Net income	75.1
Net income per common share — basic	$1.00
Net income per common share — diluted	$0.99
      The pro forma diluted earnings per share includes the impact of the contingently convertible senior subordinated note (Note 1).

3.	Restructuring and Other Infrequent Expenses
      The Company recorded restructuring and other infrequent expenses of $0.0 million, $0.1 million and $27.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net charges in 2005 include a $1.5 million gain on the sale of property, plant and equipment related to the completion of auctions of machinery and equipment associated with the rationalization of the Randers, Denmark combine manufacturing operations, announced in July 2004. The gain was offset by $0.8 million of employee retention payments and facility closure costs incurred associated with the Randers rationalization, as well as

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.7 million of severance and other facility closure costs related to the rationalization of the Company’s Finnish tractor manufacturing, sales and parts operations. The Company did not record an income tax benefit or provision associated with the charges or gain relating to the Randers rationalization during 2005. The 2004 net charges consisted of an $8.2 million pre-tax write-down of property, plant and equipment associated with the Randers rationalization, $3.3 million of severance and facility closure costs associated with the Randers rationalization, a $1.4 million charge associated with the rationalization of certain administrative functions within the Company’s Finnish tractor manufacturing facility, as well as $0.5 million of charges associated with various rationalization initiatives in Europe and the United States initiated in 2002, 2003 and 2004. These charges were offset by gains on the sale of the Company’s Coventry, England manufacturing facility and related machinery and equipment of $8.3 million, $0.9 million of restructuring reserve reversals related to the Coventry closure and a reversal of $4.1 million of the previously established provision related to the Company’s U.K. pension plan. The Company did not record an income tax benefit associated with the charges relating to the Randers rationalization during 2004. The 2003 expense consisted of a $12.0 million charge associated with the closure of the Company’s Coventry manufacturing facility, a $12.4 million charge associated with its U.K. pension plan, $2.5 million of costs associated with the closure of the Company’s DeKalb, Illinois manufacturing facility, $1.2 million of charges associated with various functional rationalizations initiated during 2002 and 2003 and a $1.5 million write-down of real estate associated with the Company’s closed Willmar, Minnesota facility, offset by a $2.0 million gain related to the sale of machinery and equipment at auction from the Coventry facility.

Valtra European sales office rationalizations
      During the second quarter of 2005, the Company announced a change in its distribution of its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales operations were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. The Company recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, the Company completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway, and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within the Company’s Consolidated Statements of Operations. Approximately $0.2 million of severance and other facility closure costs had been paid as of December 31, 2005, and 10 of the 24 employees had been terminated. The remaining $0.3 million of severance and other facility closure costs will be paid through 2006.

Valtra Finland administrative and European parts rationalizations
      During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. The Company recorded an additional $0.1 million of costs during the first quarter of 2005 associated with this rationalization, and incurred and paid $0.8 million of severance costs during 2005. During the fourth quarter of 2005, the Company reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of December 31, 2005, 56 of the 58 employees had been terminated. The remaining $0.6 million of severance payments accrued at December 31, 2005 will be paid through 2009. In addition, during 2005, the Company incurred and expensed approximately

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.3 million of contract termination costs associated with the rationalization of its Valtra European parts distribution operations.

Randers, Denmark Rationalization
      In July 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark, to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operations, by simplifying the model range. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. Component manufacturing operations ceased in February 2005. The components of the restructuring expenses are summarized in the following table (in millions):

	Write-down
	of Property,		Employee	Facility
	Plant and	Employee	Retention	Closure
	Equipment	Severance	Payments	Costs	Total

2004 provision	$8.2	$1.1	$2.1	$0.1	$11.5
Less: Non-cash expense	8.2	—	—	—	8.2

Cash expense	—	1.1	2.1	0.1	3.3
2004 cash activity	—	(0.2)	(0.4)	—	(0.6)
Foreign currency translation	—	—	0.1	—	0.1

Balances as of December 31, 2004	—	0.9	1.8	0.1	2.8

2005 provision	—	—	0.6	0.3	0.9
2005 provision reversal	—	—	(0.1)	—	(0.1)
2005 cash activity	—	(0.9)	(2.1)	(0.4)	(3.4)
Foreign currency translation	—	—	(0.2)	—	(0.2)

Balances as of December 31, 2005	$—	$—	$—	$—	$—

      The write-down of certain property, plant and equipment within the component manufacturing operation represents the impairment of real estate and machinery and equipment resulting from the restructuring, as the rationalization eliminated a majority of the square footage utilized in the facility. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was based on current conditions in the market. The carrying value of the property, plant and equipment was approximately $11.6 million before the $8.2 million impairment charge. The machinery, equipment and tooling was disposed of or sold. A portion of the buildings, land and improvements are being marketed for sale. The impaired property, plant and equipment associated with the Randers rationalization is reported within the Company’s Europe/ Africa/ Middle East segment. During the second quarter of 2005, the Company completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected within “Restructuring and other infrequent expenses” within the Company’s Consolidated Statements of Operations. The severance costs relate to the termination of 298 employees. As of December 31, 2005, all of the 298 employees had been terminated. The employee retention payments relate to incentives paid to Randers employees who remained employed until certain future termination dates and were accrued over the term of the retention period. During the third quarter of 2005, the Company reversed $0.1 million of previously established provisions related to retention payments as employee retention claims were finalized during the quarter. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. The Company also recorded a write-down of approximately $3.7 million of inventory, reflected in

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs of goods sold, during 2004, related to inventory that was identified as obsolete as a result of the rationalization.

Coventry Rationalization
      During the second quarter of 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of this facility was consistent with the Company’s strategy to reduce excess manufacturing capacity. This particular facility manufactured transaxles and assembled tractors in the range of 50 — 110 horsepower. The trend towards higher horsepower tractors resulting from the consolidation of farms had caused this product segment of the industry to decline over recent years, which negatively impacted the facility’s utilization. The components of the restructuring expenses are summarized in the following table (in millions)

		Employee	Facility
	Employee	Retention	Closure
	Severance	Payments	Costs	Total

Balances as of December 31, 2002	$8.2	$18.0	$2.1	$28.3
2003 provision	—	10.2	1.8	12.0
2003 cash activity	(8.9)	(26.7)	(2.5)	(38.1)
Foreign currency translation	1.2	0.5	0.2	1.9

Balances as of December 31, 2003	0.5	2.0	1.6	4.1

2004 provision reversal	—	(0.4)	(0.5)	(0.9)
2004 cash activity	(0.5)	(1.4)	(0.8)	(2.7)
Foreign currency translation	—	0.1	0.1	0.2

Balances as of December 31, 2004	—	0.3	0.4	0.7

2005 cash activity	—	(0.3)	(0.4)	(0.7)

Balances as of December 31, 2005	$—	$—	$—	$—

      During 2003, the Company sold certain machinery and equipment of the Coventry facility at auction and, as a result of those sales, recognized a net gain of approximately $2.0 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2003. On January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility for approximately $41.0 million, and as a result of that sale, recognized a net gain, after selling costs, of approximately $6.9 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004. The Company will lease part of the facility back from the buyers for a period of up to three years, with the ability to exit the lease within two years from the date of the sale. The Company intends to exit the lease during 2006, and is required to give six months advance notice. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004 and the remaining $6.6 million on January 28, 2005. In addition, the Company completed the auctions of the remaining machinery and equipment, as well as finalized the sale of the facility (and associated selling costs) during the second quarter of 2004, and recorded an additional $1.4 million in net gains related to such actions. The net gains were reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004.
      The employee severance costs relate to the termination of 1,049 employees. All employees had been terminated as of December 31, 2004. The employee retention payments relate to incentives paid to Coventry employees who remained employed until certain future termination dates and were accrued over the term of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the retention period. The facility closure costs include certain noncancelable operating lease terminations and other facility exit costs. During 2004, the Company reversed approximately $0.9 million of provisions related to the restructuring that had been previously established. The reversals were necessary to adequately reflect more accurate estimates of remaining obligations related to retention payments, lease termination payouts and other exit costs, as some employees had been redeployed or had been terminated earlier than estimated, and as some supplier and rental contracts had been finalized and terminated earlier than anticipated.
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

2002, 2003 and 2004 Functional Rationalizations
      During 2002 through 2004, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses in total of approximately $5.0 million during 2002, 2003 and 2004. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, the rationalization of the Company’s European combine engineering operations and the closure and consolidation of the Company’s Valtra United States and Canadian sales offices into its existing United States and Canadian sales organizations. The Company did not record any costs associated with these rationalizations during 2005. Of the $5.0 million of total costs, approximately $4.0 million relate to severance costs associated with the termination of approximately 215 employees in total. At December 31, 2005, all accrued expenses had been incurred and paid.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Rationalizations
      During 2001, the Company permanently closed its manufacturing facility in Willmar, Minnesota, consolidating its operations with other closed facilities into its Jackson, Minnesota manufacturing plant. During the fourth quarter of 2003, the Company wrote down the carrying value of the real estate of its Willmar, Minnesota facility, totaling approximately $2.3 million, to its estimated fair value, and recorded an impairment charge of approximately $1.5 million, which was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations. The estimated fair value of the real estate was determined based on current conditions in the market. The impaired property, plant and equipment associated with the Willmar facility closure was reported within the Company’s North American segment. During the fourth quarter of 2004, the Company sold a portion of its Willmar facility for approximately $0.8 million.

4.	Accounts Receivable Securitization
      At December 31, 2005 and 2004, the Company has accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $480.3 million and $499.1 million, respectively. During 2004, the Company amended certain provisions of its United States and Canadian receivable securitization facilities including the expansion of the facilities by an additional $30.0 million and $10.0 million, respectively, and to eliminate the requirement to maintain certain debt rating levels from Standard and Poor’s and Moody’s Investor Services. Outstanding funding under these facilities totaled approximately $462.7 million at December 31, 2005 and $458.9 million at December 31, 2004. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount.
      Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company has reviewed its accounting for its securitization facilities and its wholly-owned special purpose U.S. entity in accordance with SFAS No. 140 and FIN 46R. Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
      Losses on sales of receivables primarily from securitization facilities were $22.4 million in 2005, $15.6 million in 2004 and $14.6 million in 2003, and are included in “other expense, net” in the Company’s Consolidated Statements of Operations. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	United States		Canada		Europe		Total

	2005	2004	2005	2004	2005	2004	2005	2004

Unpaid balance of receivables sold at December 31	$333.4	$313.4	$94.8	$90.7	$142.3	$174.1	$570.5	$578.2
Retained interest in receivables sold	$53.4	$63.4	$34.8	$30.7	$19.7	$25.0	$107.9	$119.1
Credit losses on receivables sold	$3.4	$0.3	$0.9	$—	$—	$—	$4.3	$0.3
Average liquidation period (months)	3.7	5.2	3.7	5.2	2.1	2.3
Discount rate	4.0%	2.1%	3.5%	2.9%	3.0%	3.0%
      The Company continues to service the sold receivables and maintains a retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of the servicing of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2005 and 2004, approximately $1.4 million and $11.1 million, respectively, of the unpaid balance of receivables sold was past due 60 days or more. The fair value of the retained interest is approximately $105.9 million and $116.8 million, respectively, compared to the carrying amount of $107.9 million and $119.1 million, respectively, at December 31, 2005 and 2004, and is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. Assuming a 10% and 20% increase in the discount rate, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. For 2005, the Company received approximately $1,272.4 million from sales of receivables and $6.4 million for servicing fees. For 2004, the Company received $1,270.2 million from sales of receivables and $5.6 million for servicing fees. For 2003, the Company received approximately $1,047.8 million from sales of receivables and $5.7 million for servicing fees.
      In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its United States and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company will continue to service the receivables. The Company does not maintain any direct retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates servicing income. The initial transfer of the wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem the Company’s $250 million 9 1/2% senior notes (Note 7). As of December 31, 2005, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $109.9 million.

5.	Investments in Affiliates
      Investments in affiliates as of December 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Retail finance joint ventures	$150.4	$100.1
Manufacturing joint venture	2.6	1.9
Other joint ventures	11.7	12.5

	$164.7	$114.5

      The manufacturing joint venture as of December 31, 2005 and 2004 consisted of a joint venture with an unrelated manufacturer to produce engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.
      The Company’s equity in net earnings of affiliates for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

Retail finance joint ventures	$22.0	$18.3	$14.6
Manufacturing and other joint ventures	0.6	2.3	2.8

	$22.6	$20.6	$17.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	As of December 31,

	2005	2004

Total assets	$3,046.6	$2,251.6
Total liabilities	2,739.4	2,035.9
Partners’ equity	307.2	215.7

	For the Years Ended December 31,

	2005	2004	2003

Revenues	$187.3	$175.1	$156.0
Costs	114.0	113.9	102.8

Income before income taxes	$73.3	$61.2	$53.2

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
      The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003

United States	$(50.4)	$(18.6)	$(28.4)
Foreign	210.5	243.0	126.7

Income before income taxes and equity in net earnings of affiliates	$160.1	$224.4	$98.3

      The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in millions):

	2005	2004	2003

Current:
United States:
Federal	$(5.4)	$(3.8)	$(3.9)
State	(0.1)	—	—
Foreign	48.7	75.5	57.5

	43.2	71.7	53.6
Deferred:
United States:
Federal	90.8	0.6	—
State	—	—	—
Foreign	17.1	13.9	(12.3)

	107.9	14.5	(12.3)

	$151.1	$86.2	$41.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company’s foreign subsidiaries had approximately $1.2 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no United States federal or state income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.
      On October 22, 2004, the United States enacted the American Jobs Creation Act (“AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. The AJCA generally allows companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2005 or 2004.
      A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 is as follows (in millions):

	2005	2004	2003

Provision for income taxes at United States federal statutory rate of 35%	$56.0	$78.5	$34.4
State and local income taxes, net of federal income tax benefit	(0.6)	(0.6)	(1.1)
Taxes on foreign income which differ from the United States statutory rate	(4.8)	2.8	0.7
Tax effect of permanent differences	(10.2)	7.5	0.9
Adjustment to valuation allowance	110.8	(3.1)	6.7
Other	(0.1)	1.1	(0.3)

	$151.1	$86.2	$41.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of the deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Deferred Tax Assets:
Net operating loss carryforwards	$192.9	$188.2
Sales incentive discounts	42.5	36.1
Inventory valuation reserves	23.2	23.5
Pensions and postretirement health care benefits	77.1	67.9
Warranty and provisions	61.6	69.0
Other	32.5	46.1

Total gross deferred tax assets	429.8	430.8
Valuation allowance	(252.8)	(142.9)

Total net deferred tax assets	177.0	287.9

Deferred Tax Liabilities:
Tax over book depreciation and amortization	140.8	123.6
Other	9.3	17.1

Total deferred tax liabilities	150.1	140.7

Net deferred tax assets	$26.9	$147.2

Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$39.7	$127.5
Deferred tax assets — noncurrent	84.1	146.1
Other current liabilities	(8.8)	(28.5)
Other noncurrent liabilities	(88.1)	(97.9)

	$26.9	$147.2

      The Company has recorded a net deferred tax asset of $26.9 million and $147.2 million as of December 31, 2005 and 2004, respectively. As reflected in the preceding table, the Company established a valuation allowance of $252.8 million and $142.9 million as of December 31, 2005 and 2004, respectively.
      The change in the valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase of $109.9 million, $1.2 million, and $15.5 million, respectively. During the fourth quarter of 2005, the Company recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against its United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, the Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that an adjustment to the valuation allowance was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years. As of December 31, 2005, approximately $3.3 million of the valuation allowance relates to acquired assets of Valtra and will be recorded as a reduction of goodwill if and when realized.
      The Company had net operating loss carryforwards of $536.2 million as of December 31, 2005, with expiration dates as follows: 2006 — $4.4 million, 2007 — $28.2 million, 2010 — $2.6 million and thereafter or

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unlimited — $501.0 million. These net operating loss carryforwards include United States net loss carryforwards of $302.2 million and foreign net operating loss carryforwards of $234.0 million. The Company paid income taxes of $55.9 million, $83.4 million, and $78.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7.	Long-Term Debt
      Long-term debt consisted of the following at December 31, 2005 and 2004 (in millions):

	December 31,	December 31,
	2005	2004

Credit facility	$401.5	$424.7
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
9 1/2% Senior notes due 2008	—	250.0
6 7/8% Senior subordinated notes due 2014	237.0	271.1
Other long-term debt	8.3	11.5

	848.1	1,158.6
Less: Current portion of long-term debt	(6.3)	(6.9)

Total long-term debt, less current portion	$841.8	$1,151.7

      The Company’s credit facility provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility was automatically extended from March 2008 to December 2008 due to the redemption of the Company’s 9 1/2% senior notes on June 23, 2005. The Company was required to prepay approximately $22.3 million of the United States dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from its common stock public offering in April 2004. The Company is required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The maturity date for the term loans was automatically extended from March 2008 to June 2009 due to the redemption of the Company’s 9 1/2% senior notes on June 23, 2005. The revolving credit and term loan facilities are secured by a majority of the Company’s United States, Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of its domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.50% and 2.25% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.25% and 1.0% based on the Company’s senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2005, the Company had total borrowings of $401.5 million under the credit facility, which included $272.5 million under the United States dollar denominated term loan facility and €108.9 million (approximately $129.0 million) under the Euro denominated term loan facility. As of December 31, 2005, the Company had availability to borrow $292.9 million under the revolving credit facility. As of December 31, 2004, the Company had total borrowings of $424.7 million under the credit facility, which included $275.5 million under the United States dollar denominated term loan facility and €110.1 million (approximately $149.2 million) under the Euro denominated term loan facility. As of December 31, 2004, the Company had availability to borrow $291.2 million under the revolving credit facility. On March 22, 2005, the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company amended the term loan agreements to, among other reasons, lower the borrowing rate by 25 basis points from LIBOR plus 2.00% to LIBOR plus 1.75%.
      On December 23, 2003, the Company issued $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 under a private placement offering. The notes were unsecured obligations and were convertible into shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes were convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. On June 29, 2005, the Company exchanged the notes for new notes which provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. The impact of the exchange completed in June 2005, as discussed above, will reduce the diluted weighted average shares outstanding in future periods. The reduction in the diluted shares was approximately 9.0 million shares on a prospective basis and will vary in the future based on the Company’s stock price, once the market price trigger or other specified conversion circumstances have been met.
      On June 23, 2005, the Company completed the redemption of its $250 million 9 1/2% senior notes due 2008. The Company redeemed the notes at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the senior notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt issuance costs of approximately $2.2 million were recognized in interest expense, net during the second quarter of 2005. The funding source for the redemption was a combination of cash generated from the transfer of North American wholesale interest-bearing receivables to the Company’s United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd., as well as from revolving credit facility borrowings and available cash on hand (Note 4).
      On April 23, 2004, the Company completed its offering of €200.0 million of 6 7/8% senior subordinated notes due 2014 and received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per annum, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, the Company also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.
      At December 31, 2005, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt are as follows (in millions):

2007	$6.0
2008	5.2
2009	389.0
2010	0.8
2011	0.8
Thereafter	440.0

$841.8

      Cash payments for interest were $97.8 million, $95.6 million and $75.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2005, outstanding letters of credit issued under the revolving credit facility totaled $7.1 million.

8.	Employee Benefit Plans
      The Company has defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia, Argentina and Brazil. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.
      Net annual pension costs for the years ended December 31, 2005, 2004 and 2003 are set forth below (in millions):

Pension benefits	2005	2004	2003

Service cost	$4.9	$4.8	$6.6
Interest cost	38.7	37.1	31.3
Expected return on plan assets	(33.0)	(31.3)	(29.3)
Amortization of net actuarial loss	16.7	16.9	9.7
Amortization of transition obligation/(asset) and prior service cost	(0.1)	0.5	—
Curtailment and other gain	(2.3)	—	—
Special termination benefits	—	(4.1)	12.4

Net annual pension cost	$24.9	$23.9	$30.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2005, 2004 and 2003 are as follows:

All Plans:	2005		2004		2003

Weighted average discount rate	5.6%		5.7%		5.8%
Weighted average expected long-term rate of return on plan assets	7.1%		7.1%		7.1%
Rate of increase in future compensation	3.0- 4.0%		3.0- 4.0%		3.0- 5.0%

U.S.-based plans:
Weighted average discount rate	5.75%		6.25%		6.75%
Weighted average expected long-term rate of return on plan assets	8.0%		8.0%		8.0%
Rate of increase in future compensation	N/	A	N/	A	N/	A
      Net annual postretirement costs for the years ended December 31, 2005, 2004 and 2003 are set forth below (in millions, except percentages):

Postretirement benefits	2005	2004	2003

Service cost	$0.7	$0.7	$0.4
Interest cost	2.2	2.6	1.7
Amortization of transition and prior service cost	0.2	(0.6)	(0.9)
Amortization of unrecognized net loss	1.1	1.2	0.5
Other	—	1.9	—
Curtailment (gain)/loss	(1.9)	—	0.1

Net annual postretirement cost	$2.3	$5.8	$1.8

Weighted average discount rate	5.75%	6.25%	6.75%

      The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2005 and 2004 (in millions):

			Postretirement
	Pension Benefits		Benefits

Change in benefit obligation	2005	2004	2005	2004

Benefit obligation at beginning of year	$751.2	$628.5	$45.1	$30.8
Service cost	4.9	4.8	0.7	0.7
Interest cost	38.7	37.1	2.2	2.6
Plan participants’ contributions	0.8	0.8	—	—
Actuarial loss (gain)	101.4	37.8	(4.4)	13.1
Acquisitions and other	—	35.2	—	1.9
Amendments	(0.5)	(1.5)	(2.3)	—
Curtailment gain	(0.7)	—	(4.7)	—
Benefits paid	(42.1)	(39.0)	(3.4)	(4.0)
Foreign currency exchange rate changes	(77.4)	47.5	—	—

Benefit obligation at end of year	$776.3	$751.2	$33.2	$45.1

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits

Change in plan assets	2005	2004	2005	2004

Fair value of plan assets at beginning of year	$499.7	$427.3	$—	$—
Actual return on plan assets	85.6	39.3	—	—
Acquisitions and other	—	8.8	—	—
Employer contributions	27.3	28.2	3.4	4.0
Plan participants’ contributions	0.8	0.8	—	—
Benefits paid	(37.0)	(35.5)	(3.4)	(4.0)
Other	1.7	—	—	—
Foreign currency exchange rate changes	(50.2)	30.8	—	—

Fair value of plan assets at end of year	$527.9	$499.7	$—	$—

Funded status	$(248.4)	$(251.5)	$(33.2)	$(45.1)
Unrecognized net obligation	—	—	—	0.2
Unrecognized net actuarial loss	251.3	244.3	10.1	19.1
Unrecognized prior service cost	(2.9)	(2.8)	(0.5)	1.1

Net amount recognized	$—	$(10.0)	$(23.6)	$(24.7)

Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$0.5	$0.4	$—	$0.3
Accrued benefit liability	(216.9)	(223.6)	(23.6)	(25.0)
Additional minimum pension liability	216.4	213.2	—	—

Net amount recognized	$—	$(10.0)	$(23.6)	$(24.7)

      Accrued pension costs of approximately $4.4 million have been classified as current liabilities as of December 31, 2005.
      The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2005 and 2004 are as follows:

All Plans:	2005	2004

Weighted average discount rate	5.0%	5.6%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%

U.S. — based plans:
Weighted average discount rate	5.5%	5.75%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A
      The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $770.0 million, $732.3 million and $515.8 million, respectively, as of December 31, 2005 and $747.5 million, $710.0 million and $490.4 million, respectively, as of December 31, 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.-based pension plans were $52.1 million, $52.1 million and $41.7 million, respectively, as of December 31, 2005, and $51.7 million, $51.7 million and $39.7 million, respectively, as of December 31, 2004. At December 31, 2005 and 2004, the Company had recorded a reduction to equity of $216.4 million, net of taxes of $66.3 million, and $213.2 million, net of taxes

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $65.9 million, respectively, related to the recording of a minimum pension liability primarily related to the Company’s U.K. pension plan where the accumulated benefit obligation exceeded plan assets.
      The Company utilizes a September 30 measurement date to determine the pension benefit measurements for the Company’s U.K. pension plan. The Company utilizes a December 31 measurement date to determine the pension and postretirement benefit measurements for the Company’s plans in the United States and the rest of the world.
      The Company bases the discount rate used to determine the projected benefit obligation for its U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For its non-U.S. plans, the Company bases the discount rate on comparable indices within each of those countries, such as the 15-year iBoxx AA corporate bond yield in the United Kingdom. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows.
      The weighted average asset allocation of the Company’s U.S. pension benefit plans at December 31, 2005 and 2004 are as follows:

Asset Category	2005	2004

Large cap domestic equity securities	47%	46%
International equity securities	12%	11%
Domestic fixed income securities	28%	32%
Other investments	13%	11%

Total	100%	100%

      The weighted average asset allocation of the Company’s non- U.S. pension benefit plans at December 31, 2005 and 2004 are as follows:

Asset Category	2005	2004

Equity securities	51%	49%
Fixed income securities	38%	40%
Other investments	11%	11%

Total	100%	100%

      All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. The Company’s global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The Company’s U.S. target allocation of retirement fund investments is 50% large cap domestic equity securities, 10% international equity securities, 25% domestic fixed income securities, and 15% invested in other investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 9%. In arriving at the choice of an expected return assumption of 8% for its U.S.—based plans, the Company has tempered this historical indicator with lower expectations for returns on equity investments in the future, as well as considered administrative costs of the plans. To date, the Company has not invested pension funds in its own stock, and has no intention of doing so in the future. The Company’s non-U.S. target allocation of retirement fund investments is 50% equity securities, 35% fixed income securities and 15% percent invested in other investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.3%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based pension plan, the Company has tempered this historical indicator with a slightly lower expectation of future returns on equity investments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2005 and 2004 was 5.5% and 5.75%, respectively.
      For measuring the expected postretirement benefit obligation at December 31, 2005, a 9% health care cost trend rate was assumed for 2006, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. For measuring the expected postretirement benefit obligation at December 31, 2004, a 10% health care cost trend rate was assumed for 2005, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2005 and the accumulated postretirement benefit obligation at December 31, 2005 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.3	$(0.2)
Effect on accumulated benefit obligation	$3.5	$(3.0)
      In December 2003, the United States Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the final regulations released in January 2005, during the third quarter of 2005 the Company reviewed the provisions of its postretirement health care plans with its actuaries to determine whether the benefits offered by its plans met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, the Company believes that two of its plans qualify for the subsidy. In accordance with FSP No. 106-2 (as more fully described in Note 1), the Company began reflecting the impact of the anticipated subsidies as of July 1, 2005 on a prospective basis, and revalued its projected benefit obligation as of July 1, 2005 to (1) incorporate the benefit associated with the federal subsidy expected to be received and (2) reduce the discount rate from 5.75% as of December 31, 2004 to 5.25% as of July 1, 2005. The revised obligation as of July 1, 2005 reflects a reduction of approximately $5.0 million due to the impact of the federal subsidy, offset by an increase of approximately $1.8 million due to the change in the discount rate. During the last six months of 2005, the Company’s net postretirement cost was reduced by approximately $0.3 million due to the impact of the expected federal subsidy. The reduction was evenly split between reduced interest cost and lower amortization of net actuarial losses.
      During 2005, the Company recognized a curtailment of two of its postretirement health care plans, resulting in a $1.9 million decrease to its net postretirement cost.
      The Company currently estimates its minimum contributions for 2006 to its U.S.-based defined pension plans and postretirement health care and life insurance benefit plans will aggregate approximately $0.4 million and $2.9 million, respectively. The Company currently estimates its minimum contributions for 2006 to its non-U.S.-based defined pension plans will aggregate approximately $21.5 million, of which $20.9 million relates to its U.K. pension plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2006	$37.5
2007	38.2
2008	39.1
2009	39.8
2010	40.4
2011 through 2015	216.0

$411.0

      At December 31, 2005, the aggregate expected benefit payments for the Company’s U.S. postretirement benefit plans are as follows (in millions):

2006	$2.9
2007	2.4
2008	2.0
2009	1.9
2010	1.8
2011 through 2015	10.1

$21.1

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
      Net annual SERP cost and the measurement assumptions for the plan for the years ended December 31, 2005, 2004 and 2003 are set forth below (in millions):

	2005	2004	2003

Service cost	$0.6	$0.6	$0.6
Interest cost	0.4	0.4	0.3
Amortization of prior service cost	0.3	0.3	0.3
Recognized actuarial gain	—	(0.1)	—

Net annual SERP costs	$1.3	$1.2	$1.2

Discount rate	5.75%	6.25%	6.75%
Rate of increase in future compensation	5.0%	5.0%	5.0%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2005 and 2004 (in millions):

Change in Benefit Obligation	2005	2004

Benefit obligation at beginning of year	$7.4	$6.4
Service cost	0.6	0.6
Interest cost	0.4	0.4
Actuarial loss	0.1	—
Benefits paid	(0.4)	—

Benefit obligation at end of year	$8.1	$7.4

Funded status	$(8.1)	$(7.4)
Unrecognized net actuarial gain	(0.3)	(0.3)
Unrecognized prior service cost	2.3	2.6

Net amount recognized	$(6.1)	$(5.1)

Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(6.1)	$(5.2)
Intangible asset	—	0.1

Net amount recognized	$(6.1)	$(5.1)

      The weighted average discount rate used to determine the benefit obligation for the Company’s SERP plan for the years ended December 31, 2005 and 2004 was 5.5% and 5.75%, respectively.
      At December 31, 2005, the aggregate expected benefit payments for the Company’s SERP plan are as follows (in millions):

2006	$0.4
2007	0.4
2008	0.5
2009	0.5
2010	0.7
2011 through 2015	5.6

$8.1

      The Company maintains separate defined contribution plans covering certain employees primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $8.3 million, $7.5 million and $6.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9.	Common Stock
      At December 31, 2005, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with 90.5 million shares of common stock outstanding, 1.9 million shares reserved for issuance under the Company’s 2001 Stock Option Plan (Note 10), 0.1 million shares reserved for issuance under the Company’s Non-employee Director Stock Incentive Plan (Note 10) and 1.9 million shares reserved for issuance under the Company’s Long-Term Incentive Plan (Note 10).

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 7, 2004, the Company sold 14,720,000 shares of its common stock in an underwritten public offering, and received net proceeds of approximately $300.1 million. The Company used the net proceeds to repay a $100.0 million interim bridge loan facility, to repay borrowings under its credit facility and to pay offering related fees and expenses.
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
     Non-employee Director Stock Incentive Plan
      The Company’s Director Plan provides for restricted stock awards to non-employee directors based on increases in the price of the Company’s common stock. The awarded shares are earned in specified increments for each 15% increase in the average market value of the Company’s common stock over the initial base price established under the plan. When an increment of the awarded shares is earned, the shares are issued to the participant in the form of restricted stock which vests at the earlier of 12 months after the specified performance period or upon departure from the Board of Directors. When the restricted shares are earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award is earned is paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. In addition, as of December 31, 2005, there were 12,251 shares that had been earned but were not vested under the Director Plan. In December 2005, the Company’s Board of Directors elected to discontinue the Director Plan. Consequently, in December 2005, 75,000 awarded but unearned shares were forfeited under the Director Plan. The remaining 15,000 awarded but unearned shares outstanding as of December 31, 2005 were forfeited in January 2006, resulting in no awards currently outstanding under the Director Plan.
     Long-Term Incentive Plan
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company recognized compensation expense associated with the LTIP and Director Plan of $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, consisting of compensation expense relating to earned shares, amortization of stock awards for earned shares issued prior to 2000 and the related cash bonuses.
      Additional information regarding the LTIP for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Shares awarded but not earned at January 1	992,000	762,500	747,500
Shares awarded	70,000	330,000	55,000
Shares forfeited or expired unearned	(70,000)	(95,000)	(40,000)
Shares cancelled	(857,000)	—	—
Shares earned	—	(5,500)	—

Shares awarded but not earned at December 31	135,000	992,000	762,500
Shares available for grant	1,763,000	906,000	1,141,000

Total shares reserved for issuance	1,898,000	1,898,000	1,903,500

      In 2001, the LTIP was amended to permit a participant to elect to forfeit a portion of an earned award in order to fully satisfy federal, state and employment taxes which are payable at the time the shares and the related cash bonus are earned. The number of shares of common stock equal to the value of the participant’s tax liability, net of the cash bonus, are thereby forfeited in lieu of an additional cash payment contributed to the participant’s tax withholding. In 2005, 2004 and 2003, zero, 1,513 and zero earned shares, respectively, were forfeited in this manner.
      For awards granted prior to 2000, the number of shares vested during the years 2005, 2004 and 2003 were 15,000, 4,166 and 1,667, respectively. All awards granted after 2000 vest immediately upon being earned.
      In December 2005, the Company’s Board of Directors elected to discontinue the LTIP. Consequently, in December 2005, 857,000 awarded shares were cancelled under the LTIP. The remaining 135,000 awarded shares outstanding as of December 31, 2005 were cancelled in January 2006, resulting in no awards currently outstanding under the LTIP. The decision to terminate the plans and related forfeitures was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon adoption of SFAS 123R for these awards and to establish a new long-term incentive program. The Company is also discontinuing its Director Plan and LTIP due to the fact that the new accounting provisions of SFAS 123R do not allow for the reversal of previously recognized compensation expense if market-based performance targets, such as stock price targets, are not met.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan
      The Company’s Option Plan provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the Board of Directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire no later than ten years from the date of grant.
      Stock option transactions during the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Options outstanding at January 1	1,366,538	1,783,288	2,132,365
Options granted	—	—	—
Options exercised	(109,480)	(257,150)	(198,220)
Options canceled	(8,000)	(159,600)	(150,857)

Options outstanding at December 31	1,249,058	1,366,538	1,783,288

Options available for grant at December 31	1,919,837	1,907,237	1,867,837

Option price ranges per share:
Granted	$—	$—	$—
Exercised	10.85-15.12	8.19-18.25	6.31-15.12
Canceled	10.85-31.25	8.19-31.25	6.25-31.25
Weighted average option prices per share:
Granted	$—	$—	$—
Exercised	13.08	12.71	12.46
Canceled	21.19	18.79	17.10
Outstanding at December 31	18.02	17.74	17.12
      At December 31, 2005, the outstanding options had a weighted average remaining contractual life of approximately 4 years and there were 1,228,558 options currently exercisable with option prices ranging from $8.50 to $31.25 and with a weighted average exercise price of $17.97.
      The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2005	Price

$ 8.50 — $11.88	329,250	4.5	$11.26	329,250	$11.26
$15.12 — $22.31	732,600	4.5	$18.52	714,100	$18.47
$23.00 — $31.25	187,208	1.1	$27.93	185,208	$27.99

	1,249,058			1,228,558

New Proposed Stock Incentive Plans
      At the Company’s April 2006 annual stockholders’ meeting, the Company will be seeking stockholder approval for the authorization to reserve 5,000,000 shares in order to provide awards under the proposed employee and director stock incentive plans described below.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Plans
      Subject to stockholder approval, the Company’s Board of Directors has approved two new stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets as determined by the Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the new performance share plan, the Company has established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year targets. Subject to stockholder approval, the Company’s Board of Directors has established initial grants for certain executives and key managers under the plan to be earned over the one, two, and three-year performance periods based on achieving targets for earnings per share and return on invested capital. These grants will entitle participants to receive various levels of shares of the Company’s common stock based on the Company’s relative achievement compared to established minimum, target and maximum levels of performance. If the Company were to achieve its target level of performance, the initial grant would award 631,200 shares under the performance share plan. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of common stock at the end of each performance period. The plan allows for the participant to have the option of forfeiting a portion of the shares earned in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time the award is earned.
      In addition to the performance share plan, certain executives and key managers will be eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a three-year period from the date of grant. Subject to stockholder approval, the Company’s Board of Directors has established initial grants of 217,500 SSARs for certain executives and key managers with the base price to be the price of the Company’s common stock at the date of the Company’s annual stockholders’ meeting on April 27, 2006. The plan allows for the participant to have the option of forfeiting a portion of the shares earned in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time the SSARs are exercised.

Director Restricted Stock Grants
      Subject to stockholder approval, the Board of Directors has approved a plan to provide annual restricted stock grants to all non-employee directors. The proposed plan allows for an annual award of stock to each director payable in shares of the Company’s common stock. The shares are restricted as to transferability for a period of three years. During the non-transferability period, directors will be restricted from selling, assigning, transferring, pledging or otherwise disposing of any shares, but the shares are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time of grant. Subject to stockholder approval and effective January 1, 2006, the Board of Directors has awarded restricted stock

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grants valued at $25,000 to each non-employee director, which represents a total grant of 18,610 shares of common stock.

11.	Derivative Instruments and Hedging Activities
      The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133.” All derivatives are recognized on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company currently engages in derivatives that are designated as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings.
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

Foreign Currency Risk
      The Company has significant manufacturing operations in the United States, France, Germany, Finland, Brazil and Denmark, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar.
      The Company attempts to manage its transactional foreign exchange exposure by economically hedging identifiable foreign currency cash flow commitments and forecasts arising from receivables, payables, and expected purchases and sales. Where naturally offsetting currency positions do not occur, the Company economically hedges certain of its exposures through the use of foreign currency forward contracts.
      The Company uses foreign currency forward contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the years ended December 31, 2005 and 2004, the Company recorded net losses of approximately $0.3 million and $37.6 million, respectively, under the caption of other expense, net. These losses were substantially offset by gains on the remeasurement of the underlying asset or liability being hedged. For the year ended December 31, 2003, the Company recorded a net gain of approximately $9.0 million under the caption of other expense, net. These gains were substantially offset by losses on the remeasurement of the underlying asset or liability being hedged.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the year ended December 31, 2003 (in millions). There were no derivatives held by the Company accounted for as hedges during 2005 or 2004:

	2003

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2002	$1.3	$(0.5)	$0.8
Net changes in fair value of derivatives	(1.1)	0.4	(0.7)
Net losses reclassified from accumulated other comprehensive loss into earnings	(0.2)	0.1	(0.1)

Accumulated derivative net gains as of December 31, 2003	$—	$—	$—

      In addition to the above, the Company recorded a deferred gain of $2.8 million, $3.8 million and $2.7 million, net of taxes, to other comprehensive income related to derivatives held by affiliates for the years ended December 31, 2005, 2004 and 2003, respectively. The gains are related to interest rate swap contracts in the Company’s retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure the retail finance joint ventures’ yields against their fixed rate loan portfolios.
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies
      The future payments required under the Company’s significant commitments as of December 31, 2005 are as follows (in millions):

	Payments Due By Period

	2006	2007	2008	2009	2010	Thereafter	Total

Interest payments related to long-term debt(1)	$46.2	$45.9	$45.4	$31.3	$20.0	$22.8	$211.6
Capital lease obligations	1.0	0.4	0.2	—	—	—	1.6
Operating lease obligations	27.9	21.5	15.3	10.8	8.9	66.1	150.5
Unconditional purchase obligations(2)	63.0	39.5	31.3	13.6	4.2	8.6	160.2
Other short-term and long-term obligations(3)	95.4	21.7	20.9	20.8	20.8	161.8	341.4

Total contractual cash obligations	$233.5	$129.0	$113.1	$76.5	$53.9	$259.3	$865.3

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of the Company’s European combine manufacturing operations during 2004, the Company entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $19.2 million) through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.

	Amount of Commitment Expiration Per Period

	2006	2007	2008	2009	2010	Thereafter	Total

Guarantees	$78.2	$8.2	$3.0	$3.9	$0.5	$—	$93.8

Off Balance Sheet Arrangements

Guarantees
      At December 31, 2005, the Company was obligated under certain circumstances to purchase through the year 2010 up to $11.3 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses, which might be incurred on the resale of this equipment, will not materially impact the Company’s financial position or results of operations.
      At December 31, 2005, the Company guaranteed indebtedness owed to third parties of approximately $82.5 million, primarily related to dealer and end user financing of equipment. The Company believes the credit risk associated with these guarantees is not material to its financial position.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
      In addition, at December 31, 2005, the Company had foreign currency forward contracts to buy an aggregate of approximately $78.5 million of United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $100.0 million United States dollar equivalents. All contracts have a maturity of less than one year (Note 11).
      From time to time, the Company sells certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of SFAS No. 140 and has determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
      Total lease expense under noncancelable operating leases was $40.0 million, $35.0 million and $23.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Contingencies
      In October 2004, the Company was notified of a customer claim for costs and damages arising out of alleged breaches of a supply agreement. The customer’s initial evaluation indicated a claim of approximately €10.5 million (or approximately $12.5 million). The Company settled the matter with the customer in December 2005, for approximately $1.6 million.
      As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $21.4 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2005, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.
      The Company is party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Related Party Transactions
      Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia and Ireland. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and securitization facilities (Notes 4 and 7). The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, the Company’s joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, the Company made a $21.3 million investment in its retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to the Company’s other retail finance joint ventures and will result in the gradual elimination of the Company’s solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2005, the solvency requirement for the portfolio held by Rabobank was approximately $8.6 million.
      The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2005, the Company was

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligated under certain circumstances to purchase through the year 2010 up to $11.3 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.
      In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its United States and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company and the Company will continue to service the receivables. The Company does not maintain any direct retained interest in the receivables.
      No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates servicing income. The initial transfer of the wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem the Company’s $250 million 9 1/2% senior notes (Note 7). As of December 31, 2005, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $109.9 million.
      During 2005, 2004 and 2003, the Company had net sales of $153.8 million, $162.8 million and $116.1 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of the Board of Directors of the Company.
      During 2005, the Company made license fee payments and purchased raw materials, including engines, totaling approximately $184.5 million from Caterpillar Inc., in the ordinary course of business. One of the Group Presidents of Caterpillar Inc. is also a member of the Board of Directors of the Company.
      During 2005, 2004 and 2003, the Company purchased approximately $4.4 million, $2.4 million and $2.6 million, respectively, of equipment components from its manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

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
      GIMA was established in 1994 between AGCO and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture and had an original investment of approximately $4.8 million in the joint venture. GIMA has no third-party debt obligations.
      Under the terms of the GIMA agreement, either party may give notice that it wishes to sell its shares to the other party. The party receiving notice is obligated to purchase the shares within eighteen months. Per the GIMA agreement, the share price will be 25% of the net worth of the joint venture.
      On July 1, 2003, the Company began consolidating the accounts of GIMA. Historically, the Company accounted for its investment in GIMA under the equity method. The consolidation of GIMA did not have a material impact on the results of operations or financial position of the Company. The equity interest of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Renault is reported as a minority interest, included in “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004.

15.	Segment Reporting
      The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2005, 2004 and 2003 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years Ended December 31,	America	America	Middle East	Pacific	Consolidated

2005
Net sales	$1,607.8	$648.5	$2,988.7	$204.7	$5,449.7
Income from operations	17.1	37.8	242.5	35.0	332.4
Depreciation	25.3	14.2	47.0	2.9	89.4
Assets	760.3	346.1	1,091.4	79.8	2,277.6
Capital expenditures	14.6	8.6	64.6	0.6	88.4
2004
Net sales	$1,412.5	$796.8	$2,873.0	$191.0	$5,273.3
Income from operations	32.2	127.0	186.8	32.9	378.9
Depreciation	22.3	10.4	47.3	4.3	84.3
Assets	766.9	342.5	1,305.0	63.6	2,478.0
Capital expenditures	13.5	11.1	49.1	4.7	78.4
2003
Net sales	$1,176.2	$416.3	$1,758.8	$144.0	$3,495.3
Income from operations	39.6	61.2	113.6	23.2	237.6
Depreciation	17.0	5.9	32.8	3.1	58.8
Assets	685.2	222.0	836.4	47.3	1,790.9
Capital expenditures	15.7	14.0	46.5	2.5	78.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2005	2004	2003

Segment income from operations	$332.4	$378.9	$237.6
Corporate expenses	(40.8)	(39.0)	(23.4)
Restricted stock compensation	(0.4)	(0.5)	(0.6)
Restructuring and other infrequent expenses	—	(0.1)	(27.6)
Amortization of intangibles	(16.5)	(15.8)	(1.7)

Consolidated income from operations	$274.7	$323.5	$184.3

Segment assets	$2,277.6	$2,478.0	$1,790.9
Cash and cash equivalents	220.6	325.6	147.0
Receivables from affiliates	2.0	7.9	0.5
Investments in affiliates	164.7	114.5	91.6
Deferred tax assets, other current and noncurrent assets	288.1	402.5	391.6
Intangible assets, net	211.5	238.2	86.1
Goodwill	696.7	730.6	331.7

Consolidated total assets	$3,861.2	$4,297.3	$2,839.4

      Net sales by customer location for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

Net sales:
United States	$1,291.0	$1,168.1	$968.8
Canada	240.1	176.9	169.3
Germany	534.9	470.1	433.1
France	569.7	604.7	357.6
United Kingdom and Ireland	286.5	301.0	204.6
Finland and Scandinavia	641.2	634.4	160.8
Other Europe	681.5	673.6	447.6
South America	634.5	786.0	409.7
Middle East	212.2	127.1	112.6
Asia	84.4	72.0	56.9
Australia	120.3	119.0	87.1
Africa	62.7	62.2	42.6
Mexico, Central America and Caribbean	90.7	78.2	44.6

	$5,449.7	$5,273.3	$3,495.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net sales by product for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

Net sales:
Tractors	$3,577.4	$3,394.6	$2,040.9
Combines	277.7	361.8	301.7
Application equipment	307.8	265.8	232.3
Other machinery	552.0	551.4	377.9
Replacement parts	734.8	699.7	542.5

	$5,449.7	$5,273.3	$3,495.3

      Property, plant and equipment and other amortizable intangible assets by country as of December 31, 2005 and 2004 was as follows (in millions):

	2005	2004

United States	$129.0	$136.5
Finland	178.4	215.5
Germany	138.7	137.5
Brazil	142.9	135.0
France	74.8	89.4
Other	20.9	24.5

	$684.7	$738.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. In assessing the effectiveness of the Company’s internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.”
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria referred to above.
      KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. The attestation report, which expresses KPMG LLP’s unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s processes to comply with the Sarbanes-Oxley Act of 2002, enhancements to the Company’s internal control over financial reporting were implemented as management addressed and remediated deficiencies that had been identified.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AGCO Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AGCO Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that AGCO Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
March 9, 2006

Item 9B.	Other Information
      None.

PART III
      The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders which we intend to file in April 2006.

Item 10.	Directors and Executive Officers of the Registrant
      The information with respect to directors required by this Item set forth in our Proxy Statement for the 2006 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Directors Continuing in Office” is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” set forth on pages 10 and 11 of this Form 10-K is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2006 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
      The information under the heading “Available Information” set forth on page 9 of this Form 10-K is incorporated herein by reference. The code of ethics referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation
      The information with respect to executive compensation required by this Item set forth in our Proxy Statement for the 2006 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      (a) Securities Authorized for Issuance Under Equity Compensation Plans
      AGCO maintains its LTIP, its Director Plan and its Option Plan, (collectively, the “Plans”) pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 10, Stock Incentive Plans, in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plans.

	(a)	(b)	(c)

			Number of securities remaining
	Number of Securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding awards under	outstanding awards	(excluding securities reflected in
Plan Category	the Plans	under the Plans	column (a))

Equity compensation plans approved by security holders	1,399,058	$20.04	3,825,262
Equity compensation plans not approved by security holders	3,500	18.76	—

Total	1,402,558	$20.04	3,825,262

      (b) Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item set forth in our Proxy Statement for the 2006 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item set forth in our Proxy Statement for the 2006 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item set forth in our 2006 Proxy Statement for the Annual Meeting of Stockholders in the section entitled “Audit Committee Report” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:

(1)	The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for AGCO Corporation and its subsidiaries are presented on pages 49 to 99 under Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:
      The following Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages II-1 and II-2.

Schedule	Description
Schedule II	Valuation and Qualifying Accounts
      Schedules other than that listed above have been omitted because the required information is contained in Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

(3)	The following exhibits are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 31, 2001, Form 10-K, Exhibit 3.2
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/ A, Exhibit 4.1 April 23, 2004, Form 8-A/ A, Exhibit 4.1
4.2	Indenture dated as of April 17, 2001	March 31, 2001, Form 10-Q, Exhibit 4.1
4.3	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1
4.4	Indenture dated as of April 23, 2004	April 15, 2004, Form 8-K, Exhibit 4.1
4.5	Registration Rights Agreement	December 31, 2003, Form 10-K, Exhibit 4.5
10.1	2001 Stock Option Plan *	March 31, 2001, Form 10-Q, Exhibit 10.2
10.2	1991 Stock Option Plan *	December 31, 1998, Form 10-K, Exhibit 10.8
10.3	Form of Stock Option Agreements *	Registration Statement #33-43437
10.4	Amended and Restated Long-Term Incentive Plan (LTIP III) *	December 31, 2000, Form 10-K, Exhibit 10.3 December 31, 2001, Form 10-K, Exhibit 10.4 December 3, 2004, Form 8-K, Exhibit 10.1

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

10.5	Non-employee Director Stock Incentive Plan *	December 31, 1997, Form 10-K, Exhibit 10.11 December 31, 2001, Form 10-K, Exhibit 10.6 March 25, 2003, DEF 14A, Appendix A
10.6	Management Incentive Compensation Plan *	December 31, 1995, Form 10-K, Exhibit 10.14
10.7	Supplemental Executive Retirement Plan *	December 31, 2001, Form 10-K, Exhibit 10.17
10.8	Employment Agreement with Robert J. Ratliff *	December 31, 1995, Form 10-K, Exhibit 10.22 December 31, 2003, Form 10-K, Exhibit 10.8 March 31, 2004, Form 10-Q, Exhibit 10.1
10.9	Employment Agreement with Martin Richenhagen *	June 30, 2004, Form 10-Q, Exhibit 10.1
10.10	Employment Agreement with Andrew H. Beck *	June 30, 2002, Form 10-Q, Exhibit 10.2
10.11	Employment Agreement with Garry L. Ball *	December 31, 2004, Form 10-K, Exhibit 10.11
10.12	Employment Agreement with James M. Seaver *	December 31, 1995, Form 10-K, Exhibit 10.25
10.13	Employment Agreement with Stephen D. Lupton *	December 31, 2002, Form 10-K, Exhibit 10.22 and December 31, 2004, Form 10-K, Exhibit 10.13
10.14	Receivables Purchase Agreement dated as of January 27, 2000	December 31, 1999, Form 10-K, Exhibit 10.12 March 31, 2004, Form 10-Q, Exhibit 10.2
10.15	Credit Agreement dated as of December 22, 2003	January 7, 2004, Form 8-K, Exhibit 10.1 March 31, 2004, Form 10-Q, Exhibit 10.4 September 30, 2004, Form 10-Q, Exhibit 10.1 March 31, 2005, Form 10-Q Exhibit 10.1
10.16	Amendment to the Credit Agreement	Filed herewith
10.17	Canadian Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.1 March 31, 2004, Form 10-Q, Exhibit 10.3
10.18	European Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.2
10.19	Director Compensation Agreement	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

23.1	Consent of KPMG LLP	Filed herewith
24.0	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

By:	/s/ Martin Richenhagen

Martin Richenhagen
President and Chief Executive Officer
Dated: March 9, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin Richenhagen Martin Richenhagen	President, Chief Executive Officer and Director	March 9, 2006

/s/ Andrew H. Beck Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2006

P. George Benson * P. George Benson	Director	March 9, 2006

W. Wayne Booker * W. Wayne Booker	Director	March 9, 2006

Herman Cain * Herman Cain	Director	March 9, 2006

Wolfgang Deml * Wolfgang Deml	Director	March 9, 2006

Gerald B. Johanneson * Gerald B. Johanneson	Director	March 9, 2006

Curtis E. Moll * Curtis E. Moll	Director	March 9, 2006

David E. Momot * David E. Momot	Director	March 9, 2006

Robert J. Ratliff * Robert J. Ratliff	Director	March 9, 2006

Signature		Title	Date

Wolfgang Sauer* Wolfgang Sauer		Director	March 9, 2006

Gerald L. Shaheen * Gerald L. Shaheen		Director	March 9, 2006

Hendrikus Visser * Hendrikus Visser		Director	March 9, 2006

*By:	/s/ Stephen D. Lupton Stephen D. Lupton Attorney-in-Fact		March 9, 2006

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2005

II-1

SCHEDULE II
AGCO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions

	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2005
Allowances for sales incentive discounts	$84.7	$—	$157.0	$(150.9)	$—	$90.8

Year ended December 31, 2004
Allowances for sales incentive discounts	$76.5	$—	$136.8	$(128.6)	$—	$84.7

Year ended December 31, 2003
Allowances for sales incentive discounts	$69.9	$—	$110.8	$(104.2)	$—	$76.5

		Additions

	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2005
Allowances for doubtful accounts	$54.9	$—	$2.3	$(15.0)	$(2.5)	$39.7

Year ended December 31, 2004
Allowances for doubtful accounts	$47.2	$9.4	$3.2	$(7.2)	$2.3	$54.9

Year ended December 31, 2003
Allowances for doubtful accounts	$43.1	$—	$4.5	$(4.4)	$4.0	$47.2

		Additions

	Balance at	Charged to			Foreign	Balance at
	Beginning	Costs and	Reversal		Currency	End of
Description	of Period	Expenses	of Accrual	Deductions	Translation	Period

Year ended December 31, 2005
Accruals of severance, relocation and other integration costs	$5.0	$1.4	$(0.2)	$(5.2)	$(0.2)	$0.8

Year ended December 31, 2004
Accruals of severance, relocation and other integration costs	$3.3	$5.0	$(0.4)	$(3.1)	$0.2	$5.0

Year ended December 31, 2003
Accruals of severance, relocation and other integration costs	$27.5	$12.9	$—	$(38.8)	$1.7	$3.3

II-2