Form 10-Q
period 2006-03-31
AGCO CORP /DE
filed 2006-05-10
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended March 31, 2006
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
     As of April 28, 2006, AGCO Corporation had 90,536,321 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

AGCO CORPORATION AND SUBSIDIARIES
INDEX

		Page
		Numbers
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	30

Item 6.	Exhibits	30

SIGNATURES
EX-10.1 AMENDMENT TO CREDIT AGREEMENT
EX-10.2 FORM OF NON-QUALIFIED STOCK OPTION AWARD UNDER 2006 LTIP
EX-10.3 FORM OF INCENTIVE STOCK OPTION AWARD UNDER 2006 LTIP
EX-10.4 FORM OF STOCK APPRECIATION RIGHT AWARD UNDER 2006 LTIP
EX-10.5 FORM OF RESTRICTED STOCK AWARD UNDER 2006 LTIP
EX-10.6 FORM OF PERFORMANCE SHARE AWARD UNDER 2006 LTIP
EX-31.1 SECTION 302, CERTIFICATION OF MARTIN RICHENHAGEN
EX-31.2 SECTION 302, CERTIFICATION OF ANDREW H. BECK
EX-32.0 SECTION 906, CERTIFICATION OF MARTIN RICHENHAGEN AND ANDREW H. BECK

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$52.3	$220.6
Accounts and notes receivable, net	698.4	655.7
Inventories, net	1,263.6	1,062.5
Deferred tax assets	42.7	39.7
Other current assets	110.6	107.7

Total current assets	2,167.6	2,086.2
Property, plant and equipment, net	577.4	561.4
Investment in affiliates	174.7	164.7
Deferred tax assets	73.9	84.1
Other assets	56.0	56.6
Intangible assets, net	212.2	211.5
Goodwill	716.3	696.7

Total assets	$3,978.1	$3,861.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.3	$6.3
Accounts payable	631.4	590.9
Accrued expenses	517.3	561.8
Other current liabilities	85.9	101.4

Total current liabilities	1,240.9	1,260.4
Long-term debt, less current portion	889.8	841.8
Pensions and postretirement health care benefits	242.2	241.7
Other noncurrent liabilities	119.5	101.3

Total liabilities	2,492.4	2,445.2

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 90,534,121 and 90,508,221 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	896.3	894.7
Retained earnings	842.7	825.4
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(254.2)	(304.9)

Total stockholders’ equity	1,485.7	1,416.0

Total liabilities and stockholders’ equity	$3,978.1	$3,861.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$1,169.8	$1,256.9
Cost of goods sold	963.5	1,037.4

Gross profit	206.3	219.5

Selling, general and administrative expenses (includes stock compensation expense of $1.3 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively)	126.6	130.6
Engineering expenses	31.6	30.7
Restructuring and other infrequent expenses	0.1	1.0
Amortization of intangibles	4.1	4.2

Income from operations	43.9	53.0

Interest expense, net	13.6	17.0
Other expense, net	6.5	6.8

Income before income taxes and equity in net earnings of affiliates	23.8	29.2

Income tax provision	12.6	12.3

Income before equity in net earnings of affiliates	11.2	16.9

Equity in net earnings of affiliates	6.1	4.6

Net income	$17.3	$21.5

Net income per common share:

Basic	$0.19	$0.24

Diluted	$0.19	$0.23

Weighted average number of common and common equivalent shares outstanding:
Basic	90.5	90.3

Diluted	90.7	99.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$17.3	$21.5

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	23.2	22.5
Deferred debt issuance cost amortization	1.1	1.5
Amortization of intangibles	4.1	4.2
Stock compensation	1.3	—
Equity in net earnings of affiliates, net of cash received	(3.0)	(4.6)
Deferred income tax provision	2.2	0.2
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(29.5)	(81.2)
Inventories, net	(185.4)	(258.3)
Other current and noncurrent assets	6.4	(16.0)
Accounts payable	28.8	72.5
Accrued expenses	(42.0)	(51.7)
Other current and noncurrent liabilities	1.5	(16.3)

Total adjustments	(191.3)	(327.2)

Net cash used in operating activities	(174.0)	(305.7)

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.4)	(14.2)
Proceeds from sales of property, plant and equipment	1.1	6.6
Investments in unconsolidated affiliates	—	(22.7)

Net cash used in investing activities	(22.3)	(30.3)

Cash flows from financing activities:
Proceeds from debt obligations, net	21.0	41.9
Proceeds from issuance of common stock	0.4	0.4

Net cash provided by financing activities	21.4	42.3

Effect of exchange rate changes on cash and cash equivalents	6.6	(3.9)

Decrease in cash and cash equivalents	(168.3)	(297.6)
Cash and cash equivalents, beginning of period	220.6	325.6

Cash and cash equivalents, end of period	$52.3	$28.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results for interim periods are not necessarily indicative of the results for the year.
Stock Compensation Plans
     During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to the adoption of SFAS No. 123R, the Company accounted for all stock-based compensation awards under its Non-employee Director Incentive Plan (the “Director Plan”), Long-Term Incentive Plan (the “LTIP”) and Stock Option Plan (the “Option Plan”) as prescribed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and also provided the disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” APB No. 25 required no recognition of compensation expense for options granted under the Option Plan as long as certain conditions were met. The Company has not recorded any compensation expense in previous years under APB No. 25 related to the Option Plan. APB No. 25 required recognition of compensation expense under the Director Plan and the LTIP at the time the award was earned.
     There were no grants of options under the Option Plan or awards under the Director Plan and the LTIP during the three months ended March 31, 2005. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP.
     The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 for the three months ended March 31, 2005:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

Net income, as reported	$21.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)

Pro forma net income	$19.4

Earnings per share:
Basic – as reported	$0.24

Basic – pro forma	$0.22

Diluted – as reported	$0.23

Diluted – pro forma	$0.21

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
     Stock option transactions during the quarter ended March 31, 2006 were as follows. There were no grants under the Option Plan during the quarter ended March 31, 2006:

Options outstanding at January 1	1,249,058
Options granted	—
Options exercised	(25,900)
Options canceled	(2,360)

Options outstanding at March 31	1,220,798

Options available for grant at March 31	1,919,837

Option price ranges per share:
Granted	$—
Exercised	11.00-15.12
Canceled	22.31-25.50

Weighted average option exercise prices per share:
Granted	$—
Exercised	14.19
Canceled	24.15
Outstanding at March 31	18.09
     At March 31, 2006, the outstanding options had a weighted average remaining contractual life of approximately four years and there were 1,208,298 options currently exercisable with option prices ranging from $8.50 to $31.25 with a weighted average exercise price of $18.06 and an aggregate intrinsic value of $5.1 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	March 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2006	Price

$ 8.50 – $11.88	323,050	4.5	$11.26	323,050	$11.26
$15.12 – $22.31	711,900	4.5	$18.61	701,400	$18.59
$23.00 – $31.25	185,848	1.1	$27.95	183,848	$28.01

	1,220,798			1,208,298

     The total intrinsic value of options exercised during the first quarter of 2006 was $0.1 million and the total fair value of shares vested during the same period was less than $0.1 million. There were 12,500 stock options that were not vested as of March 31, 2006. Cash received from stock option exercises was $0.4 million for the first quarter of 2006. The Company did not realize a tax benefit from the exercise of these options.
Recent Accounting Pronouncements
     In April 2005, the SEC adopted a new rule that changed the adoption date of SFAS No. 123R. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method of adoption. In December 2005, the Company’s Board of Directors elected to terminate the Company’s LTIP and Director Plan, and the outstanding awards under those plans were cancelled. The decision to terminate the plans and related cancellations was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon adoption of SFAS No. 123R for these awards and to establish a new long-term incentive program. The new accounting provisions of SFAS No. 123R do not allow for the reversal of previously recognized compensation expense if market-based performance awards, such as stock price targets, are not met. The new long-term incentive program will have performance-based targets. As of December 31, 2005, 75,000 awarded but unearned shares under the Director Plan were cancelled. The remaining 15,000 awarded but unearned shares under the Director Plan were cancelled during January 2006. As of December 31, 2005, 857,000 awarded but unearned shares were cancelled under the LTIP. The remaining 135,000 shares were cancelled in January 2006. Awards cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of APB No. 25. However, awards cancelled after January 1, 2006 are subject to the provisions of SFAS No. 123R, and, therefore, the Company recorded approximately $1.3 million of stock compensation expense associated with those cancellations. The Company has granted awards under a new long-term incentive program during April 2006 that was approved by the Company’s stockholders at its annual stockholders’ meeting on April 27, 2006. The Company currently estimates that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $8.1 million, including the $1.3 million recorded in the first quarter of 2006. Refer to Note 11 where the new long-term incentive program is more fully discussed.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 in the first quarter of 2006 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2005, the Company announced that it was changing its distribution arrangements for its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. The Company recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, the Company completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway, and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within the Company’s Consolidated Statements of Operations. During the first quarter of 2006, the Company recorded an additional $0.1 million of severance costs related to these closures. Approximately $0.3 million of severance and other facility closure costs had been paid as of March 31, 2006, and 21 of the 24 employees had been terminated. The remaining $0.3 million of severance and other facility closure costs will be paid during 2006.
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. The Company recorded an additional $0.1 million associated with this rationalization during the first quarter of 2005, and, during the fourth quarter of 2005, reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at March 31, 2006 will be paid through 2009. In addition, during the first quarter of 2005, the Company incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of its Valtra European parts distribution operations.
     In July 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operations by simplifying the model range. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. Component manufacturing operations ceased in February 2005. The Company recorded $11.5 million of restructuring and other infrequent expenses during 2004 associated with the rationalization and $0.8 million of restructuring charges during 2005, $0.6 million of which were recorded during the first quarter of 2005. As of December 31, 2005, all of the 298 employees associated with the rationalization had been terminated and all severance and other facility closure costs had been paid.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2006 are summarized as follows:

	Trademarks
	and	Customer	Patents and
Gross carrying amounts:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2005	$32.7	$81.5	$45.1	$159.3
Foreign currency translation	0.1	4.2	1.0	5.3

Balance as of March 31, 2006	$32.8	$85.7	$46.1	$164.6

	Trademarks
	and	Customer	Patents and
Accumulated amortization:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2005	$4.8	$17.7	$13.5	$36.0
Amortization expense	0.3	2.1	1.7	4.1
Foreign currency translation	—	0.9	0.3	1.2

Balance as of March 31, 2006	$5.1	$20.7	$15.5	$41.3

	Trademarks
	and
Unamortized intangible assets:	Tradenames
Balance as of December 31, 2005	$88.2
Foreign currency translation	0.7

Balance as of March 31, 2006	$88.9

Changes in the carrying amount of goodwill during the three months ended March 31, 2006 are summarized as follows:

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2005	$174.0	$137.0	$385.7	$696.7
Foreign currency translation	—	10.9	8.7	19.6

Balance as of March 31, 2006	$174.0	$147.9	$394.4	$716.3

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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
     The Company utilized a combination of valuation techniques, including a discounted cash flow approach, a market multiple approach and a comparable transaction approach, when making its initial and subsequent annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s most recent analyses, conducted as of October 1, 2005, indicated that no reduction in the carrying amount of goodwill was required in 2005.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from 3 to 30 years.
4. LONG-TERM DEBT
     Long-term debt consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Credit facility	$444.2	$401.5
1¾% Convertible senior subordinated notes due 2033	201.3	201.3
6⅞% Senior subordinated notes due 2014	242.4	237.0
Other long-term debt	8.2	8.3

	896.1	848.1
Less: Current portion of long-term debt	(6.3)	(6.3)

Total long-term debt, less current portion	$889.8	$841.8

5. INVENTORIES
     Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost. Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Condensed Consolidated Statements of Cash Flows.
     Inventories at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Finished goods	$627.6	$477.3
Repair and replacement parts	330.7	310.9
Work in process	72.7	63.3
Raw materials	232.6	211.0

Inventories, net	$1,263.6	$1,062.5

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of quarter	$122.8	$135.0
Accruals for warranties issued during the period	27.4	28.8
Settlements made (in cash or in kind) during the period	(26.7)	(27.9)
Foreign currency translation	1.2	(3.6)

Balance at March 31	$124.7	$132.3

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
     During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted the statement during the fourth quarter of 2004 and included approximately 9.0 million additional shares of common stock that may have been issued upon conversion of the Company’s former 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation through the six months ended June 30, 2005. In addition, diluted earnings per share is required to be restated for each period that the former convertible notes were outstanding. The convertible notes were issued on December 23, 2003. As the Company is not benefiting losses in the United States for tax purposes, the interest expense associated with the convertible notes included in the diluted earnings per share calculation does not reflect a tax benefit. On June 29, 2005, the Company completed an exchange of its $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes. The Company exchanged its existing convertible notes for new notes that provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. In the future, dilution of weighted shares outstanding will depend on the Company’s stock price once the market price trigger or other specified conversion circumstances are met. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 is as follows:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005
Basic net income per share:
Net income	$17.3	$21.5

Weighted average number of common shares outstanding	90.5	90.3

Basic net income per share	$0.19	$0.24

Diluted net income per share:
Net income	$17.3	$21.5
After-tax interest expense on contingently convertible senior subordinated notes	—	1.2

Net income for purposes of computing diluted net income per share	$17.3	$22.7

Weighted average number of common shares outstanding	90.5	90.3
Dilutive stock options and restricted stock awards	0.2	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	9.0

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted earnings per share	90.7	99.7

Diluted net income per share	$0.19	$0.23

     There were options to purchase 0.5 million and 0.6 million shares for the three months ended March 31, 2006 and 2005, respectively, that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.
8. COMPREHENSIVE INCOME
     Total comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$17.3	$21.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	48.9	(23.0)
Unrealized gain on derivatives held by affiliates	1.8	2.2

Total comprehensive income	$68.0	$0.7

9. ACCOUNTS RECEIVABLE SECURITIZATION
     At March 31, 2006, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $483.3 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company has reviewed its accounting for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $455.6 million at March 31, 2006 and $462.7 million at December 31, 2005. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $6.5 million and $5.0 million for the three months ended March 31, 2006 and 2005, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     During the second quarter of 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company and the Company will continue to service the receivables. As of March 31, 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $131.8 million.
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
     Net pension and postretirement cost for the plans for the three months ended March 31, 2006 and 2005 are set forth below:

	Three Months Ended
	March 31,
Pension benefits	2006	2005
Service cost	$1.4	$1.5
Interest cost	9.6	10.3
Expected return on plan assets	(9.1)	(8.7)
Amortization of net actuarial loss and prior service cost	4.7	4.6

Net pension cost	$6.6	$7.7

Postretirement benefits	2006	2005
Service cost	$0.1	$0.2
Interest cost	0.5	0.6
Amortization of prior service cost	(0.1)	0.1
Amortization of unrecognized net loss	0.2	0.4

Net postretirement cost	$0.7	$1.3

     During the quarter ended March 31, 2006, approximately $5.3 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2006 to its defined benefit pension plans will aggregate approximately $23.0 million. During the quarter ended March 31, 2006, the Company made approximately $0.8 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
11. STOCK COMPENSATIONS PLANS
Non-employee Director Stock Incentive Plan and Long-Term Incentive Plan
     In December 2005, the Company’s Board of Directors elected to terminate the Company’s LTIP and Director Plan, and the outstanding awards under those plans were cancelled. The decision to terminate the plans and related cancellations was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon adoption of SFAS No. 123R for these awards and to establish a new long-term incentive program. The new accounting provisions of SFAS No. 123R do not allow for the reversal of previously recognized compensation expense if market-based performance awards, such as stock price targets, are not met. The new long-term incentive program will have performance-based targets. As of December 31, 2005, 75,000 awarded but unearned shares under the Director Plan were cancelled. The remaining 15,000 awarded but unearned shares under the Director Plan were cancelled during January 2006. As of December 31, 2005, 857,000 awarded but unearned shares were cancelled under the LTIP. The remaining 135,000 shares were cancelled in January 2006. Awards cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of APB No. 25. However, awards cancelled after January 1, 2006 are subject to the provisions of SFAS No. 123R, and therefore, the Company recorded approximately $1.3 million of stock compensation expense associated with those cancellations.
New Stock Incentive Plans
     At the Company’s April 2006 annual stockholders’ meeting, the Company obtained stockholder approval for the authorization to reserve 5,000,000 shares under a new 2006 Long-Term Incentive Plan (“the 2006 Plan”). The 2006 plan will allow the Company, under the direction of the Board of Director’s Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors has approved the grants of awards effective under the following employee and director stock incentive plans described below during 2006.
     Employee Plans
     The Company’s Board of Directors has approved two new stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets as determined by the Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the new performance share plan, the Company has established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year targets. The Company’s Board of Directors has established initial grants for certain executives and key managers under the plan to be earned over the one, two, and three-year performance periods based on achieving targets for earnings per share and return on invested capital. These grants will entitle participants to receive various levels of shares of the Company’s common stock based on the Company’s relative achievement compared to established minimum, target and maximum levels of performance. If the Company were to achieve its target level of performance, the initial grant would award 715,200 shares under the performance share plan. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of common stock at the end of each performance period. The plan allows for the participant to have the option of forfeiting a portion of the shares earned in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time the award is earned.
     In addition to the performance share plan, certain executives and key managers will be eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. The Company’s Board of Directors has established initial grants of 217,500 SSARs for certain executives and key managers with the base price equal to the price of the Company’s common stock at the date of the Company’s annual stockholders’ meeting on April 27, 2006. The plan allows for the participant to have the option of forfeiting a portion of the shares earned in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time the SSARs are exercised.
     Director Restricted Stock Grants
     The Company’s Board of Directors has approved a plan to provide annual restricted stock grants to all non-employee directors. The plan allows for an annual award of stock to each director payable in shares of the Company’s common stock. The shares are restricted as to transferability for a period of three years. During the non-transferability period, directors will be restricted from selling, assigning, transferring, pledging or otherwise disposing of any shares, but the shares are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time of grant. Effective January 1, 2006, the Board of Directors awarded restricted stock grants valued at $25,000 to each non-employee director, which represents a total grant of 9,667 shares of common stock, which is net of shares withheld for withholding taxes.
12. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2006 and 2005 and assets as of March 31, 2006 and December 31, 2005 are as follows:

Three Months Ended	North	South	Europe/Africa	Asia/
March 31,	America	America	/Middle East	Pacific	Consolidated
2006
Net sales	$320.8	$141.2	$675.2	$32.6	$1,169.8
Income (loss) from operations	(5.4)	11.2	51.3	3.7	60.8
Depreciation	6.4	4.0	12.3	0.5	23.2
Capital expenditures	3.5	1.5	18.3	0.1	23.4

2005
Net sales	$392.8	$152.3	$666.3	$45.5	$1,256.9
Income from operations	2.6	12.5	45.4	7.5	68.0
Depreciation	6.3	3.2	11.9	1.1	22.5
Capital expenditures	3.9	0.8	9.5	—	14.2

Assets
As of March 31, 2006	$810.0	$426.9	$1,225.3	$75.6	$2,537.8
As of December 31, 2005	760.3	346.1	1,091.4	79.8	2,277.6

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited, in millions, except per share data)
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below:

	Three Months Ended
	March 31,
	2006	2005
Segment income from operations	$60.8	$68.0
Corporate expenses	(11.4)	(9.7)
Stock compensation expense	(1.3)	(0.1)
Restructuring and other infrequent expenses	(0.1)	(1.0)
Amortization of intangibles	(4.1)	(4.2)

Consolidated income from operations	$43.9	$53.0

	As of	As of
	March 31,	December 31,
	2006	2005
Segment assets	$2,537.8	$2,277.6
Cash and cash equivalents	52.3	220.6
Receivables from affiliates	1.6	2.0
Investments in affiliates	174.7	164.7
Deferred tax assets	116.6	123.8
Other current and noncurrent assets	166.6	164.3
Intangible assets, net	212.2	211.5
Goodwill	716.3	696.7

Consolidated total assets	$3,978.1	$3,861.2

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
RESULTS OF OPERATIONS
     For the three months ended March 31, 2006, we generated net income of $17.3 million, or $0.19 per share, compared to net income of $21.5 million, or $0.23 per share, for the same period in 2005.
     Net sales during the first quarter of 2006 were 6.9% lower than the first quarter of 2005 primarily due to sales declines in the North America, South America and Asia/Pacific regions, partially offset by sales increases in the Europe/Africa/Middle East region, particularly in Europe. First quarter operating income was $43.9 million in 2006 compared to $53.0 million in the first quarter of 2005. The decrease in operating income was primarily due to the decrease in net sales.
     Operating income increased in our Europe/Africa/Middle East region in the first quarter of 2006 primarily due to the increase in net sales as a result of strong market conditions in key regions of Europe. The improved operating results were also due to stronger operating margins resulting from productivity gains and a favorable sales mix. In the South America region, operating income decreased in the first quarter of 2006 due to sales declines resulting from the continued deterioration in market conditions. Operating income in North America was lower in the first quarter of 2006 primarily due to a reduction in net sales resulting from our actions to reduce seasonal increases in working capital by leveling production and dealer deliveries in the first half of 2006. Operating income in our Asia/Pacific region was lower in the first quarter of 2006 compared to the same period in 2005 due to lower sales in Asia and negative currency impacts.
Retail Sales
     In North America, industry unit retail sales of tractors for the first quarter of 2006 increased approximately 5% over the first quarter of the prior year resulting from increases in all tractor segments, with the largest growth in the utility tractor segment. First quarter industry unit retail sales of combines were approximately 13% higher than the prior year period. Strong farm income in 2005 and stable commodity prices contributed to the increase in industry demand during the first quarter of 2006. Our unit retail sales of tractors and combines were lower in the first quarter of 2006 compared to the same period in 2005.
     In Europe, industry unit retail sales of tractors for the first quarter of 2006 were relatively flat compared to the prior year period. Retail demand improved in Germany, the United Kingdom and Scandinavia, but declined in Spain, France and Finland. Industry demand in the first quarter of 2006 in France and Spain was still impacted by the continuing effect of the drought in Southern Europe in the second half of 2005. Our unit retail sales for the first quarter of 2006 were slightly higher when compared to the prior year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     South American industry unit retail sales of tractors in the first quarter of 2006 decreased approximately 12% over the prior year period. Retail sales of tractors in the major market of Brazil declined approximately 1% during the first quarter of 2006. Industry unit retail sales of combines for the first quarter of 2006 were approximately 36% lower than the prior year period, with a decline in Brazil of approximately 40% compared to the prior year period. Market demand in South America has continued to decline in 2006, particularly for combines, due to reduced farm profits in 2005, especially in Brazil where strengthening of the Brazilian Real put pressure on commodity exports. Our South American unit retail sales of tractors and combines also decreased in the first quarter of 2006 compared to the same period in 2005.
     Outside of North America, Europe and South America, net sales for the first quarter of 2006 were lower than the prior year period due to lower sales in Asia and the Middle East.
STATEMENTS OF OPERATIONS
     Net sales for the first quarter of 2006 were $1,169.8 million compared to $1,256.9 million for the same period in 2005. The decrease in net sales was primarily due to sales declines in the North America, South America and Asia/Pacific regions, partially offset by sales increases in the Europe/Africa/Middle East region, particularly in Europe. Foreign currency translation negatively impacted net sales by $39.8 million, or 3.1%, in the first quarter of 2006. The following table sets forth, for the three months ended March 31, 2006 and 2005, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change Due to Currency
	March 31,		Change		Translation
	2006	2005	$	%	$	%
North America	$320.8	$392.8	$(72.0)	(18.3)%	$2.5	0.6%
South America	141.2	152.3	(11.1)	(7.3)%	19.5	12.8%
Europe/Africa/Middle East	675.2	666.3	8.9	1.3%	(60.1)	(9.0)%
Asia/Pacific	32.6	45.5	(12.9)	(28.3)%	(1.7)	(3.7)%

	$1,169.8	$1,256.9	$(87.1)	(6.9)%	$(39.8)	(3.1)%

     Regionally, net sales in North America decreased during the first quarter of 2006 primarily due to lower seasonal increases in dealer inventories in 2006 compared to 2005. In the Europe/Africa/Middle East region, net sales increased in the first quarter of 2006 primarily due to sales growth in Germany and Eastern Europe. Net sales in South America decreased during the first quarter of 2006 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales decreased in the first quarter of 2006 compared to the same period in 2005 due to decreases in industry demand in the region. We estimate that consolidated price increases during the first quarter of 2006 contributed approximately 2% to the increase in net sales. Consolidated net sales of tractors and combines, which comprised approximately 66% of our net sales in the first quarter of 2006, decreased approximately 9% in the first quarter of 2006 compared to the same period in 2005. Unit sales of tractors and combines decreased approximately 6% during the first quarter of 2006 compared to 2005. The difference between the unit sales decrease and the decrease in net sales was the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Three Months Ended
	March 31,
	2006		2005
		% of		% of
	$	Net Sales(1)	$	Net Sales
Gross profit	$206.3	17.6%	$219.5	17.5%
Selling, general and administrative expenses (includes $1.3 million and $0.1 million of stock compensation expense for the three months ended March 31, 2006 and 2005, respectively)	126.6	10.8%	130.6	10.4%
Engineering expenses	31.6	2.7%	30.7	2.5%
Restructuring and other infrequent expenses	0.1	—	1.0	0.1%
Amortization of intangibles	4.1	0.4%	4.2	0.3%

Income from operations	$43.9	3.8%	$53.0	4.2%

(1)	Rounding may impact summation of percentages.
     Gross profit as a percentage of net sales increased slightly during the first quarter of 2006 versus the prior year period, despite lower production levels, primarily due to productivity gains and a favorable sales mix.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased slightly during the first quarter of 2006 compared to the prior year period. Engineering expenses also increased during the first quarter of 2006 compared to the same period in 2005, as a result of our increase in spending to fund product improvements and cost reduction projects. We recorded approximately $1.3 million of stock compensation expense during the first quarter of 2006 associated with the adoption of SFAS No. 123R, as is more fully explained in “Accounting Changes.”
     We recorded restructuring and other infrequent expenses of $0.1 million during the first quarter of 2006, primarily related to severance costs associated with the rationalization of certain Valtra European sales offices located in Denmark, Norway and the United Kingdom. During the first quarter of 2005, we recorded restructuring and other infrequent expenses of $1.0 million, primarily related to the rationalization of our Randers, Denmark combine manufacturing operations. We also incurred restructuring costs associated with contract termination costs related to the rationalization of our Valtra European parts distribution operations. See “Restructuring and Other Infrequent Expenses.”
     Interest expense, net was $13.6 million for the first quarter of 2006 compared to $17.0 million for the comparable period in 2005. The decrease in interest expense during the first quarter of 2006 is primarily due to the redemption of our $250 million 9 1/2% senior notes during the second quarter of 2005.
     Other expense, net was $6.5 million during the first quarter of 2006 compared to $6.8 million for the same period in 2005. Losses on sales of receivables, primarily under our securitization facilities, were $6.5 million in the first quarter of 2006 compared to $5.0 million for the same period in 2005.
     We recorded an income tax provision of $12.6 million for the first quarter of 2006 compared to $12.3 million for the comparable period in 2005. The effective tax rate was 52.9% for the first quarter of 2006 compared to 42.1% in the comparable prior year period. Our effective tax rate was negatively impacted in both periods by losses in the United States where we recorded no tax benefit.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2005, we announced that we were changing our distribution arrangements for our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. We recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, we completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway, and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within our Consolidated Statements of Operations. During the first quarter of 2006, we recorded an additional $0.1 million of severance costs related to these closures. Approximately $0.3 million of severance and other facility closure costs had been paid as of March 31, 2006, and 21 of the 24 employees had been terminated. The remaining $0.3 million of severance costs will be paid during 2006. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses.
     During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. We recorded $0.1 million associated with this rationalization during the first quarter of 2005, and, during the fourth quarter of 2005, reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at March 31, 2006 will be paid through 2009. In addition, during the first quarter of 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold as well as SG&A expenses.
     In July 2004, we announced and initiated a plan related to the restructuring of our European combine manufacturing operations located in Randers, Denmark to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. Component manufacturing operations ceased in February 2005. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operations by simplifying the model range. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. Our plans also include a rationalization of the combine model range to be assembled in Randers, retaining the production of the high specification, high value combines. As a result of the restructuring plan, we estimate that it will generate annual savings of approximately $7 million to $8 million during 2006. We recorded $11.5 million of restructuring and other infrequent expenses during 2004 associated with the rationalization and $0.8 million of restructuring charges during 2005, $0.6 million of which were recorded during the first quarter of 2005. As of December 31, 2005, all of the 298 employees associated with the rationalization had been terminated and all severance and other facility closure costs had been paid.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     Our current financing and funding sources, with balances outstanding as of March 31, 2006, are our $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million (or approximately $242.4 million) principal amount 6 7/8% senior subordinated notes due 2014, approximately $483.3 million of accounts receivable securitization facilities (with $455.6 million in outstanding funding as of March 31, 2006), a $300.0 million multi-currency revolving credit facility (with $40.9 million outstanding as of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
March 31, 2006), a $271.7 million term loan facility and a €108.6 million (or approximately $131.6 million) term loan facility.
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
     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility was automatically extended from March 2008 to December 2008 due to the redemption of our 9 1/2% senior notes on June 23, 2005. We were required to prepay approximately $22.3 million of the United States dollar denominated term loan and €9.0 million of the Euro denominated term loan as a result of excess proceeds received from our common stock public offering in April 2004. We are required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The maturity date for the term loans was automatically extended from March 2008 to June 2009 due to the redemption of our 9 1/2% senior notes on June 23, 2005. The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K.-based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. On March 22, 2006, we amended the revolving credit facility agreement to permit the purchase, redemption, retirement or acquisition of shares of our common stock for cash not to exceed the aggregate of $100.0 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
plus 50% of excess cash flow, as defined, during the year ended December 31, 2006 and each fiscal year thereafter on a cumulative basis. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of March 31, 2006, we had total borrowings of $444.2 million under the credit facility, which included $271.7 million under the United States dollar denominated term loan facility and €108.6 million (approximately $131.6 million) under the Euro denominated term loan facility. As of March 31, 2006, we had availability to borrow $252.0 million under the revolving credit facility. As of March 31, 2005, we had total borrowings of $417.2 million under the credit facility, which included $274.7 million under the United States dollar denominated term loan facility and €109.8 million (approximately $142.5 million) under the Euro denominated term loan facility. As of March 31, 2005, we had availability to borrow $291.6 million under the revolving credit facility. On March 22, 2005, we amended the term loan agreements to, among other reasons, lower the borrowing rate by 25 basis points from LIBOR plus 2.00% to LIBOR plus 1.75%. On March 22, 2006, we amended the revolving credit facility agreement to lower the borrowing rate by 25 basis points to either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based on our senior debt ratio, or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio.
     On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering and received net proceeds of approximately $300.1 million. We used the net proceeds to repay a $100.0 million interim bridge loan facility that we used in part to acquire Valtra, to repay borrowings under our credit facility and to pay offering related fees and expenses.
     On April 23, 2004, we sold €200.0 million of 6 7/8% senior subordinated notes due 2014 and received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. Before April 15, 2007, we also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.
     We redeemed our $250 million 9 1/2% senior notes on June 23, 2005 at a price of approximately $261.9 million, which represented a premium of 4.75% over the senior notes face amount. The premium of approximately $11.9 million was reflected in interest expense, net during the second quarter of 2005. In connection with the redemption, we also wrote off the remaining balance of deferred debt issuance costs of approximately $2.2 million. The funding sources for the redemption was a combination of cash generated from the transfer of wholesale interest-bearing receivables to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd., as discussed further below, revolving credit facility borrowings and available cash on hand.
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in June 2006, but each is subject to annual renewal. As of March 31, 2006, the aggregate amount of these facilities was $483.3 million. The outstanding funded balance of $455.6 million as of March 31, 2006 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s or two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to eliminate the requirement to maintain certain debt rating levels from Standard and Poor’s and Moody’s Investors Service from the agreement and to extend the European facility through June 2011.
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
     In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. The initial transfer of wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem our $250 million 9 1/2% senior notes. As of March 31, 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $131.8 million.
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
     Cash flow used in operating activities was $174.0 million for the first quarter of 2006 compared to $305.7 million for the first quarter of 2005. The use of cash in both periods was primarily due to seasonal increases in working capital.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $926.7 million in working capital at March 31, 2006, as compared with $825.8 million at December 31, 2005 and $1,043.8 million at March 31, 2005 (excluding our $250 million 9 1/2% senior notes which were redeemed in June 2005). Accounts receivable and inventories, combined, at March 31, 2006 were $243.8 million higher than at December 31, 2005 and $222.0 million lower than at March 31, 2005. Production levels during the first quarter of 2006 were approximately 18% below first quarter 2005 levels. The timing of production has been reduced in the first half of 2006, which is expected to reduce our seasonal increase in working capital during 2006.
     Capital expenditures for the first quarter of 2006 were $23.4 million compared to $14.2 million for the first quarter of 2005. We anticipate that capital expenditures for the full year of 2006 will range from approximately $90 million to $100 million and will primarily be used to support the development and enhancement of new and existing products, as well as to expand our engine manufacturing facility.
     In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil, as more fully described in “Related Parties” below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 37.6% at March 31, 2006 compared to 37.5% at December 31, 2005.
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
CONTRACTUAL OBLIGATIONS
     The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of March 31, 2006 are as follows (in millions):

		Payments Due By Period
		2006 to	2007 to	2009 to	2011 and
	Total	2007	2009	2011	Beyond
Long-term debt	$896.1	$6.3	$39.3	$404.4	$446.1
Interest payments related to long-term debt (1)	235.7	52.6	99.5	47.8	35.8
Capital lease obligations	1.6	1.0	0.4	0.2	—
Operating lease obligations	153.4	30.4	38.0	19.9	65.1
Unconditional purchase obligations (2)	150.7	62.1	67.8	12.5	8.3
Other short-term and long-term obligations (3)	326.4	80.3	42.7	41.6	161.8

Total contractual cash obligations	$1,763.9	$232.7	$287.7	$526.4	$717.1

		Amount of Commitment Expiration Per Period
		2006 to	2007 to	2009 to	2011 and
	Total	2007	2009	2011	Beyond
Standby letters of credit and similar instruments	$7.7	$7.7	$—	$—	$—
Guarantees	77.4	62.5	11.0	3.9	—

Total commercial commitments and lines of credit	$85.1	$70.2	$11.0	$3.9	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $19.6 million), through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
OFF-BALANCE SHEET ARRANGEMENTS
     Guarantees
     At March 31, 2006, we were obligated under certain circumstances to purchase, through the year 2010, up to $10.1 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At March 31, 2006, we guaranteed indebtedness owed to third parties of approximately $67.3 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
     Other
     At March 31, 2006, we had foreign currency forward contracts to buy an aggregate of approximately $113.9 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $87.9 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.
     Contingencies
     As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $22.5 million against our outstanding balance of Brazilian VAT taxes receivable as of March 31, 2006, due to the uncertainty as to our ability to collect the amounts outstanding.
OUTLOOK
     Worldwide industry demand for farm equipment in 2006 is expected to be modestly below 2005 levels. In North America, demand is expected to remain strong, but reduced farm income projected in 2006 may impact demand for the full year. In Europe, 2006 equipment demand is expected to be below 2005 levels due to the continuing impact of last year’s drought in Southern Europe and changes in subsidy programs. In South America, equipment demand is expected to decline due to the impact of the strong Brazilian Real on exports of commodities and high farm debt levels.
     Our net sales for the full year of 2006 are expected to be slightly below 2005 levels based on lower industry demand, planned dealer inventory reductions and currency translation. We have set a target to improve earnings and working capital utilization in 2006 with higher operating margins and reduced interest expense. Actions to reduce seasonal increases in dealer and company inventories are expected to continue to result in lower sales and earnings for the first half of 2006 compared to 2005.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
ACCOUNTING CHANGES
     In April 2005, the SEC adopted a new rule that changed the adoption date of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004). We adopted SFAS No. 123R effective January 1, 2006, and are using the modified prospective method of adoption. In December 2005, our Board of Directors elected to terminate our Long-Term Incentive Plan (the “LTIP”) and the Non-employee Director Incentive Plan (the “Director Plan”), and the outstanding awards under those plans were cancelled. The decision to terminate the plans and related cancellations was made primarily to avoid recognizing compensation cost in our future financial statements upon adoption of SFAS No. 123R for these awards and to establish a new long-term incentive program. The new accounting provisions of SFAS No. 123R do not allow for the reversal of previously recognized compensation expense if market-based performance awards, such as stock price targets, are not met. The new long-term incentive program will have performance-based targets. As of December 31, 2005, 75,000 awarded but unearned shares under the Director Plan were cancelled. The remaining 15,000 awarded but unearned shares under the Director Plan were cancelled during January 2006. As of December 31, 2005, 857,000 awarded but unearned shares were cancelled under the LTIP. The remaining 135,000 shares were cancelled in January 2006. Awards forfeited or cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of Accounting Principles Board ("APB") Opinion No. 25. However, awards cancelled after January 1, 2006 are subject to the provisions of SFAS No. 123R, and therefore, we recorded approximately $1.3 million of stock compensation expense associated with those cancellations. We have granted awards under a new long-term incentive program during April 2006 that was approved by our stockholders at our annual stockholders’ meeting on April 27, 2006. We currently estimate that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $8.1 million, including the $1.3 million recorded in the first quarter of 2006. Refer to Note 11 of our Condensed Consolidated Financial Statements where the new long-term incentive program is more fully discussed.
     In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 in the first quarter of 2006 did not have a material impact on our consolidated results of operations or financial condition.
FORWARD LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “Results of Operations,” “Restructuring and Other Infrequent Expenses,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Accounting Changes” and “Outlook.” Forward

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand conditions, net sales and income, operating income, accounting changes, restructuring and other infrequent expenses, production and inventory levels, future capital expenditures and debt service requirements, working capital needs, currency translation and future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our revenue outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where revenue is primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 15 to our Consolidated Financial Statements for the year ended December 31, 2005 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     The following is a summary of foreign currency forward contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of March 31, 2006 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)
Australian dollar	$(19.6)	1.35	$0.6
Brazilian real	59.9	2.19	0.8
British pound	30.0	0.57	(0.1)
Canadian dollar	(52.9)	1.16	0.4
Euro dollar	5.1	0.83	—
Japanese yen	18.9	117.73	—
Mexican peso	(8.2)	10.89	—
Norwegian krone	(2.5)	6.49	—
Polish zloty	(3.2)	3.20	—
Swedish krona	(1.5)	7.78	—

			$1.7

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended March 31, 2006, would have increased by approximately $1.3 million.
     We had no interest rate swap contracts outstanding in the three months ended March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2005, in February 2006 we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” (This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by AGCO Corporation and certain of our subsidiaries.) This subpoena does not imply there have been any violations of the federal securities or other laws, and it is not possible to predict the outcome of this inquiry or its impact, if any, on us. We are cooperating fully with the investigation.
ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation
10.1	Amendment to Credit Agreement	Filed herewith
10.2	Form of non-qualified stock option award under 2006 LTIP	Filed herewith
10.3	Form of incentive stock option award under 2006 LTIP	Filed herewith
10.4	Form of stock appreciation right award under 2006 LTIP	Filed herewith
10.5	Form of restricted stock award under 2006 LTIP	Filed herewith
10.6	Form of performance share award under 2006 LTIP	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION
Registrant

Date: May 10, 2006	/s/ Andrew H. Beck Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)