Form 10-Q
period 2006-06-30
AGCO CORP /DE
filed 2006-08-09
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended June 30, 2006
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
     As of August 4, 2006, AGCO Corporation had 91,013,353 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGGO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$166.6	$220.6
Accounts and notes receivable, net	670.1	655.7
Inventories, net	1,265.4	1,062.5
Deferred tax assets	42.8	39.7
Other current assets	118.0	107.7

Total current assets	2,262.9	2,086.2
Property, plant and equipment, net	599.1	561.4
Investment in affiliates	184.4	164.7
Deferred tax assets	71.5	84.1
Other assets	64.4	56.6
Intangible assets, net	213.2	211.5
Goodwill	759.5	696.7

Total assets	$4,155.0	$3,861.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.3	$6.3
Accounts payable	629.8	590.9
Accrued expenses	589.5	561.8
Other current liabilities	83.3	101.4

Total current liabilities	1,308.9	1,260.4
Long-term debt, less current portion	878.2	841.8
Pensions and postretirement health care benefits	257.9	241.7
Other noncurrent liabilities	142.7	101.3

Total liabilities	2,587.7	2,445.2

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,002,853 and 90,508,221 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	905.5	894.7
Retained earnings	883.6	825.4
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(222.7)	(304.9)

Total stockholders’ equity	1,567.3	1,416.0

Total liabilities and stockholders’ equity	$4,155.0	$3,861.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2006	2005
Net sales	$1,450.5	$1,574.3
Cost of goods sold	1,199.2	1,303.1

Gross profit	251.3	271.2

Selling, general and administrative	132.5	127.3
Engineering expenses	32.0	31.4
Restructuring and other infrequent expenses (income)	—	(0.8)
Amortization of intangibles	4.2	4.1

Income from operations	82.6	109.2

Interest expense, net	14.3	31.9
Other expense, net	10.3	12.2

Income before income taxes and equity in net earnings of affiliates	58.0	65.1

Income tax provision	22.1	25.6

Income before equity in net earnings of affiliates	35.9	39.5

Equity in net earnings of affiliates	5.0	6.6

Net income	$40.9	$46.1

Net income per common share:

Basic	$0.45	$0.51

Diluted	$0.45	$0.47

Weighted average number of common and common equivalent shares outstanding:
Basic	90.8	90.4

Diluted	91.6	99.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2006	2005
Net sales	$2,620.3	$2,831.2
Cost of goods sold	2,162.7	2,340.5

Gross profit	457.6	490.7

Selling, general and administrative	259.1	257.9
Engineering expenses	63.6	62.1
Restructuring and other infrequent expenses	0.1	0.2
Amortization of intangibles	8.3	8.3

Income from operations	126.5	162.2

Interest expense, net	27.9	48.9
Other expense, net	16.8	19.0

Income before income taxes and equity in net earnings of affiliates	81.8	94.3

Income tax provision	34.7	37.9

Income before equity in net earnings of affiliates	47.1	56.4

Equity in net earnings of affiliates	11.1	11.2

Net income	$58.2	$67.6

Net income per common share:

Basic	$0.64	$0.75

Diluted	$0.64	$0.70

Weighted average number of common and common equivalent shares outstanding:
Basic	90.6	90.4

Diluted	91.1	99.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$58.2	$67.6

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	47.3	45.2
Deferred debt issuance cost amortization	2.2	5.1
Amortization of intangibles	8.3	8.3
Stock compensation	3.2	0.1
Equity in net earnings of affiliates, net of cash received	(4.9)	(11.2)
Deferred income tax provision (benefit)	8.2	(3.0)
Gain on sale of property, plant and equipment	—	(1.6)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	23.0	(49.7)
Inventories, net	(154.4)	(262.6)
Other current and noncurrent assets	(10.3)	(23.2)
Accounts payable	0.7	122.9
Accrued expenses	6.2	(15.2)
Other current and noncurrent liabilities	1.6	(28.6)

Total adjustments	(68.9)	(213.5)

Net cash used in operating activities	(10.7)	(145.9)

Cash flows from investing activities:
Purchases of property, plant and equipment	(47.8)	(25.8)
Proceeds from sales of property, plant and equipment	1.2	8.8
Investments in unconsolidated affiliates	(2.8)	(22.5)

Net cash used in investing activities	(49.4)	(39.5)

Cash flows from financing activities:
Payment of debt obligations, net	(15.1)	(86.6)
Proceeds from issuance of common stock	7.7	0.8

Net cash used in financing activities	(7.4)	(85.8)

Effect of exchange rate changes on cash and cash equivalents	13.5	(7.5)

Decrease in cash and cash equivalents	(54.0)	(278.7)
Cash and cash equivalents, beginning of period	220.6	325.6

Cash and cash equivalents, end of period	$166.6	$46.9

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
Stock Compensation Plans
     During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During the second quarter and first six months of 2006, the Company recorded approximately $1.9 million and $3.2 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. The stock compensation expense was recorded as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	1.9	—	3.2	0.1

Total stock compensation expense	$1.9	$—	$3.2	$0.1

     Non-employee Director Stock Incentive Plan and Long-Term Incentive Plan
     In December 2005, the Company’s Board of Directors elected to terminate the Company’s Long-Term Incentive Plan (the “LTIP”) and its Non-employee Director Incentive Plan (the “Director Plan”), and the outstanding awards under those plans were cancelled. The decision to terminate the plans and related cancellations was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon adoption of SFAS No. 123R for these awards and to establish a new long-term incentive program. The new accounting provisions of SFAS No. 123R do not allow for the reversal of previously recognized compensation expense if market-based performance awards, such as stock price targets, are not met. The new long-term incentive program has performance-based targets. As of December 31, 2005, 75,000 awarded but unearned shares under the Director Plan were cancelled. The remaining 15,000 awarded but unearned shares under the Director Plan were cancelled during January 2006. As of December 31, 2005, 857,000 awarded but unearned shares under the LTIP were cancelled. The remaining 135,000 shares were cancelled in January 2006. Awards cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). However, awards cancelled after January 1, 2006 are subject to the provisions of SFAS No. 123R, and, therefore, the Company recorded approximately $1.3 million of stock compensation expense during the first quarter of 2006 associated with those cancellations.
     New Stock Incentive Plans
     At the Company’s April 2006 annual stockholders’ meeting, the Company obtained stockholder approval

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)
for the 2006 Long Term Incentive Plan (“the 2006 Plan”) under which up to 5,000,000 shares of common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Director’s Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approved the grants of awards during 2006 effective under the employee and director stock incentive plans described below.
     Employee Plans
     The Company’s Board of Directors approved two new stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the new performance share plan, the Company established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year period. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of common stock at the end of each performance period. If the Company were to achieve its target levels of performance, employees would receive awards totaling 710,500 shares under the performance share plan. The Company recorded stock compensation expense of approximately $1.5 million associated with these awards during the second quarter of 2006, which was based on the price of the Company’s common stock on April 27, 2006, the date of the Company’s annual stockholders’ meeting. The compensation expense associated with these awards is being amortized ratably over the vesting or target period. There were no cancellations or forfeitures of awards during the second quarter of 2006.
     In addition to the performance share plan, certain executives and key managers will be eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. The Company’s Board of Directors made initial grants of 217,250 SSARs for certain executives and key managers with the base price equal to the price of the Company’s common stock on April 27, 2006, the date of the Company’s annual stockholders’ meeting. The Company recorded stock compensation expense of approximately $0.1 million associated with these grants during the second quarter of 2006. The compensation expense associated with these awards is being amortized ratably over the vesting or target period. There were no cancellations or forfeitures of awards during the second quarter of 2006, and no awards were currently exercisable as of June 30, 2006. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. Based on this model, the weighted average fair value of SSAR awards granted under the 2006 plan during the second quarter of 2006 was $8.74 per share. The weighted average assumptions under the Black-Sholes option model were as follows:

Expected life of awards (years)	5.5
Risk-free interest rate	4.9%
Expected volatility	41.4%
Expected dividend yield	—

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)
     Director Restricted Stock Grants
     The Company’s Board of Directors approved a plan to provide $25,000 in annual restricted stock grants to all non-employee directors effective on the first day of each calendar year. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time of grant. Effective January 1, 2006, the 2006 grant equated to 11,550 shares of common stock, of which 8,832 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during the second quarter of 2006 associated with these grants.
     As of June 30, 2006, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 3,352,918 shares were available for grant, assuming the maximum number of shares are issued related to the initial grants discussed above.
     Prior to the adoption of SFAS No. 123R, the Company accounted for all stock-based compensation awards under the Director Plan, the LTIP and Stock Option Plan (the “Option Plan”) as prescribed under APB No. 25, and also provided the disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). APB No. 25 required no recognition of compensation expense for options granted under the Option Plan as long as certain conditions were met. The Company has not recorded any compensation expense in previous years under APB No. 25 related to the Option Plan. APB No. 25 required recognition of compensation expense under the Director Plan and the LTIP at the time the award was earned.
     There were no grants of options under the Option Plan or awards under the LTIP during the six months ended June 30, 2005. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP for periods prior to the adoption of SFAS No. 123R. Based on these models, the weighted average fair value of awards granted under the Director Plan were as follows for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Director Plan	$13.61	$13.61

Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	3.0	3.0
Risk-free interest rate	3.7%	3.7%
Expected volatility	41.0%	41.0%
Expected dividend yield	—	—
     The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 for the three and six months ended June 30, 2005 (in millions, except per share data):

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$46.1	$67.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.1)	(4.2)

Pro forma net income	$44.0	$63.5

Earnings per share:
Basic — as reported	$0.51	$0.75

Basic — pro forma	$0.49	$0.70

Diluted — as reported	$0.47	$0.70

Diluted — pro forma	$0.45	$0.66

Stock Option Plan
     The Company’s Option Plan provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the Company’s Board of Directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire no later than ten years from the date of grant.
     There were no grants under the Option Plan during the six months ended June 30, 2006. Stock option transactions during the six months ended June 30, 2006 were as follows:

Options outstanding at January 1	1,249,058
Options granted	—
Options exercised	(485,800)
Options canceled or forfeited	(85,038)

Options outstanding at June 30	678,220

Options available for grant at June 30	1,919,837

Option price ranges per share:
Granted	$—
Exercised	11.00-22.31
Canceled or forfeited	22.31-25.50

Weighted average option exercise prices per share:
Granted	$—
Exercised	15.87
Canceled or forfeited	25.46
Outstanding at June 30	18.58
     At June 30, 2006, the outstanding options had a weighted average remaining contractual life of approximately four years and there were 670,720 options currently exercisable with option prices ranging from $8.50 to $31.25 with a weighted average exercise price of $18.56 and an aggregate intrinsic value of $5.6 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)

			Options Outstanding			Options Exercisable
				Weighted Average	Weighted	Exercisable	Weighted
				Remaining	Average	as of	Average
			Number of	Contractual Life	Exercise	June 30,	Exercise
Range of Exercise Prices			Shares	(Years)	Price	2006	Price
$8.50	—	$11.88	180,850	4.1	$11.11	180,850	$11.11
$15.12	—	$22.31	396,400	4.0	$19.08	388,900	$19.05
$23.00	—	$31.25	100,970	1.5	$30.01	100,970	$30.01

			678,220			670,720

     The total intrinsic value of options exercised during the six months ended June 30, 2006 was $5.2 million and the total fair value of shares vested during the same period was less than $0.1 million. There were 7,500 stock options that were not vested as of June 30, 2006. Cash received from stock option exercises was $7.7 million for the six months ended June 30, 2006. The Company did not realize a tax benefit from the exercise of these options.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its consolidated results of operations and financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect that the adoption of SFAS No. 156 will have a material effect on its consolidated financial statements.
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s consolidated results of operations or financial position as the Company’s policy is to exclude all such taxes from net sales and present such taxes in the consolidated statements of operations on a net basis.
     In April 2005, the SEC adopted a new rule that changed the adoption date of SFAS No. 123R. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method of adoption. The Company currently estimates that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $8.0 million, including the $1.3 million, discussed above, recorded in the first quarter of 2006 associated with the cancellations of awards.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4,

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)
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
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2005, the Company announced that it was changing its distribution arrangements for its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. The Company recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005, $0.4 million of which were recorded during the first six months of 2005. During the fourth quarter of 2005, the Company completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway, and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within the Company’s Consolidated Statements of Operations. During the first quarter of 2006, the Company recorded an additional $0.1 million of severance costs related to these closures. Approximately $0.5 million of severance and other facility closure costs had been paid as of June 30, 2006, and 23 of the 24 employees had been terminated. The remaining $0.1 million of severance and other facility closure costs as of June 30, 2006 will be paid during 2006.
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. The Company recorded an additional $0.1 million associated with this rationalization during the first quarter of 2005, and, during the fourth quarter of 2005, reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. During 2005, the Company paid approximately $0.8 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at June 30, 2006 are expected to be paid through 2009. In addition, during the first quarter of 2005, the Company incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of its Valtra European parts distribution operations.
     In July 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark, to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan is intended to reduce the cost and complexity of the Randers manufacturing operations by simplifying the model range. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. Component manufacturing operations ceased in February 2005. The Company recorded $11.5 million of restructuring and other infrequent expenses during 2004 associated with the rationalization and $0.9 million of restructuring charges during 2005, all of which were recorded during the first six months of 2005. During the second quarter of 2005, the Company completed auctions of machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected within “Restructuring and other infrequent expenses” within the Company’s Condensed Consolidated Statement of Operations. As of December 31, 2005, all of the 298 employees associated with the rationalization had been terminated and all

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)
severance and other facility closure costs had been paid.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2006 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2005	$32.7	$81.5	$45.1	$159.3
Foreign currency translation	0.1	6.3	3.5	9.9

Balance as of June 30, 2006	$32.8	$87.8	$48.6	$169.2

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2005	$4.8	$17.7	$13.5	$36.0
Amortization expense	0.6	4.2	3.5	8.3
Foreign currency translation	—	1.4	1.2	2.6

Balance as of June 30, 2006	$5.4	$23.3	$18.2	$46.9

Trademarks
and
Tradenames
Unamortized intangible assets:
Balance as of December 31, 2005	$88.2
Foreign currency translation	2.7

Balance as of June 30, 2006	$90.9

     Changes in the carrying amount of goodwill during the six months ended June 30, 2006 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2005	$174.0	$137.0	$385.7	$696.7
Adjustment related to income taxes	—	—	22.0	22.0
Foreign currency translation	—	10.8	30.0	40.8

Balance as of June 30, 2006	$174.0	$147.8	$437.7	$759.5

     SFAS No. 142, “Goodwill and Other Intangible Assets”, establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” are not its reporting units, with the exception of its Asia/Pacific geographical segment.

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)
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
4. LONG-TERM DEBT
     Long-term debt consisted of the following at June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005
Credit facility	$419.4	$401.5
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
6 7/8 % Senior subordinated notes due 2014	255.8	237.0
Other long-term debt	8.0	8.3

	884.5	848.1
Less: Current portion of long-term debt	(6.3)	(6.3)

Total long-term debt, less current portion	$878.2	$841.8

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
     Inventories at June 30, 2006 and December 31, 2005 were as follows (in millions):

	June 30,	December 31,
	2006	2005
Finished goods	$631.5	$477.3
Repair and replacement parts	338.6	307.5
Work in process	75.9	63.3
Raw materials	219.4	214.4

Inventories, net	$1,265.4	$1,062.5

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended June 30, 2006 and 2005 consisted of the following (in millions):

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended
	June 30,
	2006	2005
Balance at beginning of quarter	$124.7	$132.3
Accruals for warranties issued during the period	30.5	29.6
Settlements made (in cash or in kind) during the period	(30.3)	(27.2)
Foreign currency translation	3.6	(5.9)

Balance at June 30	$128.5	$128.8

     The warranty reserve activity for the six months ended June 30, 2006 and 2005 consisted of the following (in millions):

	Six Months Ended
	June 30,
	2006	2005
Balance at beginning of the year	$122.8	$135.0
Accruals for warranties issued during the period	57.9	58.4
Settlements made (in cash or in kind) during the period	(57.0)	(55.1)
Foreign currency translation	4.8	(9.5)

Balance at June 30	$128.5	$128.8

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
     During the fourth quarter of 2004, the EITF reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted the statement during the fourth quarter of 2004 and included approximately 9.0 million additional shares of common stock that could have been issued upon conversion of the Company’s former $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation for the three and six months ended June 30, 2005. In addition, diluted earnings per share for periods prior to the fourth quarter of 2004 was required to be restated for each period that the former convertible notes were outstanding. The convertible notes were issued on December 23, 2003. Since the Company is not recording a tax benefit for losses in the United States for tax purposes, the interest expense associated with the convertible notes included in the diluted earnings per share calculation does not reflect a tax benefit. On June 29, 2005, the Company completed an exchange of its former notes for new notes that provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. Dilution of weighted shares outstanding subsequent to the exchange depends on the Company’s stock price once the market price trigger or other specified conversion circumstances are met. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 is as follows (in millions, except per share data):

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net income per share:
Net income	$40.9	$46.1	$58.2	$67.6

Weighted average number of common shares outstanding	90.8	90.4	90.6	90.4

Basic net income per share	$0.45	$0.51	$0.64	$0.75

Diluted net income per share:
Net income	$40.9	$46.1	$58.2	$67.6
After-tax interest expense on contingently convertible senior subordinated notes	—	1.1	—	2.3

Net income for purposes of computing diluted net income per share	$40.9	$47.2	$58.2	$69.9

Weighted average number of common shares outstanding	90.8	90.4	90.6	90.4
Dilutive stock options and restricted stock awards	0.3	0.2	0.2	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	0.5	9.0	0.3	9.0

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	91.6	99.6	91.1	99.7

Diluted net income per share	$0.45	$0.47	$0.64	$0.70

     There were SSARs and stock options to purchase 0.3 million and 0.5 million shares for the three and six months ended June 30, 2006, respectively, and stock options to purchase 0.6 million shares for both the three and six months ended June 30, 2005, respectively, that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.
8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” All derivatives are recognized on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument.
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

Notes To Condensed Consolidated Financial Statements — Continued
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
     The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency forward contracts. The Company’s hedging policy prohibits foreign currency forward contracts for speculative trading purposes.
     The Company uses foreign currency forward contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in the fair value of non-designated derivative contracts are reported in current earnings.
     During the second quarter of 2006, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into net sales as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that is expected to be reclassified to net sales during the year ended December 31, 2006 is approximately $3.1 million after-tax based on the exchange rate as of June 30, 2006. These contracts all expire prior to December 31, 2006.
     The following table summarizes activity in accumulated other comprehensive gain related to derivatives held by the Company during the three months ended June 30, 2006 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of March 31, 2006	$—	$—	$—
Net changes in fair value of derivatives	3.1	—	3.1
Net gains reclassified from accumulated other comprehensive gain into earnings	—	—	—

Accumulated derivative net gains as of June 30, 2006	$3.1	$—	$3.1

     The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Company’s Board of Directors. The policy allows for the use of derivative instruments to hedge exposures to movements in foreign currency and interest rates. The Company’s policy prohibits the use of derivative instruments for speculative purposes.

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)
9. COMPREHENSIVE INCOME
     Total comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$40.9	$46.1	$58.2	$67.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	28.3	19.6	77.2	(3.4)
Unrealized gain on derivatives	3.1	—	3.1	—
Unrealized gain (loss) on derivatives held by affiliates	0.1	(2.1)	1.9	0.1

Total comprehensive income	$72.4	$63.6	$140.4	$64.3

10. ACCOUNTS RECEIVABLE SECURITIZATION
     At June 30, 2006, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $490.7 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $440.2 million at June 30, 2006 and $462.7 million at December 31, 2005. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $7.3 million and $5.6 million for the three months ended June 30, 2006 and 2005, respectively, and $13.8 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     During the second quarter of 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company and the Company continues to service the receivables. As of June 30, 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $129.7 million.
11. EMPLOYEE BENEFIT PLANS
     The Company has defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States, as well as a supplemental executive retirement plan which is an unfunded plan that provides Company executives with retirement income for a period of ten years after retirement.

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)
     Net pension and postretirement cost for the plans for the three months ended June 30, 2006 and 2005 are set forth below (in millions):

	Three Months Ended
	June 30,
	2006	2005
Pension benefits
Service cost	$1.4	$1.5
Interest cost	9.6	10.2
Expected return on plan assets	(9.1)	(8.6)
Amortization of net actuarial loss and prior service cost	4.6	4.5

Net pension cost	$6.5	$7.6

	2006	2005
Postretirement benefits
Service cost	$—	$0.2
Interest cost	0.4	0.6
Amortization of unrecognized net loss	0.1	0.3

Net postretirement cost	$0.5	$1.1

     Net pension and postretirement cost for the plans for the six months ended June 30, 2006 and 2005 are set forth below (in millions):

	Six Months Ended
	June 30,
	2006	2005
Pension benefits
Service cost	$2.8	$3.0
Interest cost	19.2	20.5
Expected return on plan assets	(18.2)	(17.3)
Amortization of net actuarial loss and prior service cost	9.3	9.1

Net pension cost	$13.1	$15.3

	2006	2005
Postretirement benefits
Service cost	$0.1	$0.4
Interest cost	0.9	1.2
Amortization of prior service cost	(0.1)	0.1
Amortization of unrecognized net loss	0.3	0.7

Net postretirement cost	$1.2	$2.4

     During the six months ended June 30, 2006, approximately $10.5 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2006 to its defined benefit pension plans will aggregate approximately $23.1 million. During the six months ended June 30, 2006, the Company made approximately $1.3 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans.
12. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2006 and 2005 and assets as of June 30, 2006 and December 31, 2005 are as follows (in millions):

Notes To Condensed Consolidated Financial Statements — Continued
(unaudited)

	North	South	Europe/Africa/	Asia/
Three Months Ended June 30,	America	America	Middle East	Pacific	Consolidated
2006
Net sales	$343.2	$160.6	$911.0	$35.7	$1,450.5
Income from operations	2.3	8.9	86.3	3.6	101.1
Depreciation	5.8	4.1	13.6	0.6	24.1
Capital expenditures	2.9	1.1	20.3	0.1	24.4

2005
Net sales	$465.2	$185.3	$876.1	$47.7	$1,574.3
Income from operations	19.9	10.8	83.3	7.7	121.7
Depreciation	7.3	3.4	11.6	0.4	22.7
Capital expenditures	2.9	1.1	7.3	0.3	11.6

	North	South	Europe/Africa/	Asia/
Six Months Ended June 30,	America	America	Middle East	Pacific	Consolidated
2006
Net sales	$664.0	$301.8	$1,586.2	$68.3	$2,620.3
Income (loss) from operations	(3.1)	20.1	137.6	7.3	161.9
Depreciation	12.2	8.1	25.9	1.1	47.3
Capital expenditures	6.4	2.6	38.6	0.2	47.8

2005
Net sales	$858.0	$337.6	$1,542.4	$93.2	$2,831.2
Income from operations	22.5	23.3	128.7	15.2	189.7
Depreciation	13.6	6.6	23.5	1.5	45.2
Capital expenditures	6.8	1.9	16.8	0.3	25.8

Assets
As of June 30, 2006	$717.7	$405.4	$1,324.9	$84.2	$2,532.2
As of December 31, 2005	760.3	346.1	1,091.4	79.8	2,277.6
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment income from operations	$101.1	$121.7	$161.9	$189.7
Corporate expenses	(12.4)	(9.2)	(23.8)	(18.9)
Stock compensation expense	(1.9)	—	(3.2)	(0.1)
Restructuring and other infrequent income (expenses)	—	0.8	(0.1)	(0.2)
Amortization of intangibles	(4.2)	(4.1)	(8.3)	(8.3)

Consolidated income from operations	$82.6	$109.2	$126.5	$162.2

	As of	As of
	June 30,	December 31,
	2006	2005
Segment assets	$2,532.2	$2,277.6
Cash and cash equivalents	166.6	220.6
Receivables from affiliates	2.4	2.0
Investments in affiliates	184.4	164.7
Deferred tax assets	114.3	123.8
Other current and noncurrent assets	182.4	164.3
Intangible assets, net	213.2	211.5
Goodwill	759.5	696.7

Consolidated total assets	$4,155.0	$3,861.2

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
RESULTS OF OPERATIONS
     For the three months ended June 30, 2006, we generated net income of $40.9 million, or $0.45 per share, compared to net income of $46.1 million, or $0.47 per share, for the same period in 2005. For the first six months of 2006, we generated net income of $58.2 million, or $0.64 per share, compared to net income of $67.6 million, or $0.70 per share, for the same period in 2005.
     Net sales during the second quarter and first six months of 2006 were $1,450.5 million and $2,260.3 million, respectively, which were 7.9% and 7.5% lower than the second quarter and first six months of 2005, respectively, primarily due to sales declines in the North America, South America and Asia/Pacific regions, partially offset by sales increases in the Europe/Africa/Middle East region, particularly in Europe.
     Second quarter income from operations was $82.6 million in 2006 compared to $109.2 million in the second quarter of 2005. Income from operations was $126.5 million for the first six months of 2006 compared to $162.2 million for the same period in 2005. The decrease in income from operations was primarily due to the decrease in net sales.
     Income from operations increased in our Europe/Africa/Middle East region in the second quarter and first six months of 2006 primarily due to the increase in net sales as a result of strong market conditions in key regions of Europe. The improved operating results were also due to stronger operating margins resulting from productivity gains and a favorable sales mix. In the South America region, income from operations decreased in the second quarter and first six months of 2006 due to sales declines resulting from the continued deterioration in market conditions. Income from operations in North America was lower in the second quarter and first six months of 2006 primarily due to a reduction in net sales resulting from our actions to reduce seasonal increases in working capital by leveling production and lowering dealer deliveries in the first half of 2006. Income from operations in our Asia/Pacific region was lower in the second quarter and first six months of 2006 due to lower sales in Asia and negative currency impacts.
Retail Sales
     In North America, industry unit retail sales of tractors for the first six months of 2006 were relatively flat compared to the first six months of the prior year resulting from increases in the utility and compact tractor segments, largely offset by a decline in the high horsepower tractor segment. Fuel and fertilizer costs have increased in North America, and the continued dry weather conditions are causing concerns for yields and pressuring farm income. Industry unit retail sales of combines for the first six months of 2006 were approximately 4% higher than the prior year period. Our unit retail sales of tractors and combines were lower in the first six months of 2006 compared to 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     In Europe, industry unit retail sales of tractors for the first six months of 2006 decreased approximately 1% compared to the prior year period. Retail demand declined in France, Italy, Finland and Spain, but improved in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe. Industry demand in the first six months of 2006 in France and Spain was impacted by the continuing effect of the drought in Southern Europe in the second half of 2005. Our unit retail sales were higher in the first six months of 2006 compared to 2005.
     South American industry unit retail sales of tractors in the first six months of 2006 decreased approximately 11% over the prior year period. Retail sales of tractors in the major market of Brazil were relatively flat during the first six months of 2006 compared to the same period in 2005. Industry unit retail sales of combines for the first six months of 2006 were approximately 39% lower than the prior year period, with a decline in Brazil of approximately 48% compared to the prior year period. Market demand in South America has continued to decline in 2006, particularly for combines, due to reduced farm profits in 2005, especially in Brazil where strengthening of the Brazilian Real put pressure on commodity exports. Our South American unit retail sales of tractors and combines also decreased in the first six months of 2006 compared to 2005.
     Outside of North America, Europe and South America, net sales for the first six months of 2006 were lower than the prior year period due to lower sales in Asia and the Middle East.
STATEMENTS OF OPERATIONS
     Net sales for the second quarter of 2006 were $1,450.5 million compared to $1,574.3 million for the same period in 2005. Net sales for the first six months of 2006 were $2,620.3 million compared to $2,831.2 million for the prior year period. The decrease in net sales was primarily due to sales declines in the North America, South America and Asia/Pacific regions, partially offset by sales increases in the Europe/Africa/Middle East region, particularly in Europe. Foreign currency translation positively impacted net sales by $17.6 million, or 1.1%, in the second quarter of 2006 and negatively impacted net sales by $22.2 million, or 0.8%, in the first six months of 2006. The following table sets forth, for the three and six months ended June 30, 2006 and 2005, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change Due to Currency
	June 30,		Change		Translation
	2006	2005	$	%	$	%
North America	$343.2	$465.2	$(122.0)	(26.2)%	$5.3	1.1%
South America	160.6	185.3	(24.7)	(13.4)%	12.8	6.9%
Europe/Africa/Middle East	911.0	876.1	34.9	4.0%	0.1	—
Asia/Pacific	35.7	47.7	(12.0)	(25.2)%	(0.6)	(1.2)%

	$1,450.5	$1,574.3	$(123.8)	(7.9)%	$17.6	1.1%

	Six Months Ended				Change Due to Currency
	June 30,		Change		Translation
	2006	2005	$	%	$	%
North America	$664.0	$858.0	$(194.0)	(22.6)%	$7.8	0.9%
South America	301.8	337.6	(35.8)	(10.6)%	32.3	9.6%
Europe/Africa/Middle East	1,586.2	1,542.4	43.8	2.8%	(60.0)	(3.9)%
Asia/Pacific	68.3	93.2	(24.9)	(26.7)%	(2.3)	(2.5)%

	$2,620.3	$2,831.2	$(210.9)	(7.5)%	$(22.2)	(0.8)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Regionally, net sales in North America decreased during the second quarter and first six months of 2006, primarily due to lower seasonal increases in dealer inventories in 2006 compared to 2005. This was as a result of lower dealer deliveries implemented in the first half of 2006 to achieve a reduction in dealer floorplan inventories compared to the prior year period. In the Europe/Africa/Middle East region, net sales increased in the second quarter and first six months of 2006 primarily due to sales growth in Germany and Eastern Europe. Net sales in South America decreased during the second quarter and first six months of 2006 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales decreased in the second quarter and first six months of 2006 compared to the same periods in 2005 due to decreases in industry demand in the region. We estimate that consolidated price increases during both the second quarter and the first six months of 2006 contributed approximately 2% as an offset to the decrease in sales. Consolidated net sales of tractors and combines, which comprised approximately 70% and 68% of our net sales in the second quarter and first six months of 2006, respectively, decreased approximately 10% and 9% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. Unit sales of tractors and combines decreased approximately 20% and 15% during the second quarter and first six months of 2006, respectively, compared to 2005. The difference between the unit sales decrease and the decrease in net sales was the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations (in millions, except percentages):

	Three Months Ended
	June 30,
	2006		2005
		% of		% of
	$	Net Sales	$	Net Sales
Gross profit	$251.3	17.3%	$271.2	17.2%
Selling, general and administrative expenses	132.5	9.1%	127.3	8.1%
Engineering expenses	32.0	2.2%	31.4	2.0%
Restructuring and other infrequent expenses (income)	—	—	(0.8)	(0.1)%
Amortization of intangibles	4.2	0.3%	4.1	0.3%

Income from operations	$82.6	5.7%	$109.2	6.9%

	Six Months Ended
	June 30,
	2006		2005
		% of		% of
	$	Net Sales(1)	$	Net Sales

Gross profit	$457.6	17.5%	$490.7	17.3%
Selling, general and administrative expenses	259.1	9.9%	257.9	9.1%
Engineering expenses	63.6	2.4%	62.1	2.2%
Restructuring and other infrequent expenses	0.1	—	0.2	—
Amortization of intangibles	8.3	0.3%	8.3	0.3%

Income from operations	$126.5	4.8%	$162.2	5.7%

(1)	Rounding may impact summation of percentages.
     Gross profit as a percentage of net sales increased slightly during the second quarter and first six months of 2006 versus the prior year period, despite lower production levels, primarily due to productivity gains, cost reduction initiatives and a favorable sales mix.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during the second quarter and first six months of 2006 compared to the prior year. Engineering expenses also increased during the second quarter and first six months of 2006 compared to 2005, as a result of our increase in spending to fund product improvements and cost reduction projects. We recorded approximately $3.2 million of stock compensation expense, within SG&A, during the first six months of 2006 associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment”

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
(“SFAS No. 123R”) , as is more fully explained in Note 1 to our condensed consolidated financial statements.
     We recorded restructuring and other infrequent expenses of less than $0.1 million and $0.1 million, respectively, during the second quarter and first six months of 2006, primarily related to severance costs associated with the rationalization of certain Valtra European sales offices located in Denmark, Norway and the United Kingdom. During the second quarter and first six months of 2005, we recorded restructuring and other infrequent (income) expenses of $(0.8) million and $0.2 million, respectively, primarily related to the rationalization of our Randers, Denmark combine manufacturing operations. We also incurred restructuring costs during the second quarter and first six months of 2005 associated with severance costs, retention payments and contract termination costs related to the rationalization of our Finnish tractor manufacturing, parts distribution and sales operations. See “Restructuring and Other Infrequent Expenses.”
     Interest expense, net was $14.3 million and $27.9 million for the second quarter and first six months of 2006, respectively, compared to $31.9 million and $48.9 million, respectively, for the comparable periods in 2005. The decrease in interest expense during the first six months of 2006 is primarily due to the redemption of our $250 million 9 1/2% senior notes during the second quarter of 2005. We redeemed the notes at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt issuance costs associated with the senior notes of approximately $2.2 million were recognized in interest expense, net in the second quarter of 2005.
     Other expense, net was $10.3 million and $16.8 million during the second quarter and first six months of 2006, respectively, compared to $12.2 million and $19.0 million for the same periods in 2005. Losses on sales of receivables, primarily under our securitization facilities, were $7.3 million and $13.8 million in the second quarter and first six months of 2006, respectively, compared to $5.6 million and $10.6 million, respectively, for the same periods in 2005. The increase is due to higher interest rates in 2006 compared to 2005.
     We recorded an income tax provision of $22.1 million and $34.7 million for the second quarter and first six months of 2006, respectively, compared to $25.6 million and $37.9 million, respectively, for the comparable periods in 2005. The effective tax rate was 38.1% and 42.4% for the second quarter and first six months of 2006, respectively, compared to 39.3% and 40.2%, respectively, in the comparable prior year periods. Our effective tax rate was negatively impacted in both periods by losses in the United States, where we recorded no tax benefit.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2005, we announced that we were changing our distribution arrangements for our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. We recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005, $0.4 million of which were recorded during the first six months of 2005. During the fourth quarter of 2005, we completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within our consolidated statements of operations. During the first quarter of 2006, we recorded an additional $0.1 million of severance costs related to these closures. Approximately $0.5 million of severance and other facility closure costs had been paid as of June 30, 2006, and 23 of the 24 employees had been terminated. The remaining $0.1 million of severance costs as of June 30, 2006 will be paid during 2006. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. We recorded $0.1 million associated with this rationalization during the first quarter of 2005, and, during the fourth quarter of 2005, reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at June 30, 2006 are expected to be paid through 2009. In addition, during the first quarter of 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold as well as SG&A expenses.
     In July 2004, we announced and initiated a plan related to the restructuring of our European combine manufacturing operations located in Randers, Denmark to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. Component manufacturing operations ceased in February 2005. The restructuring plan was intended to reduce the cost and complexity of the Randers manufacturing operations by simplifying the model range. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. Our plans also include a rationalization of the combine model range to be assembled in Randers, retaining the production of the high specification, high value combines. As a result of the restructuring plan, we estimate that it will generate annual savings of approximately $7 million to $8 million during 2006. We recorded $11.5 million of restructuring and other infrequent expenses during 2004 associated with the rationalization and $0.9 million of restructuring charges during 2005, all of which were recorded during the first six months of 2005. During the second quarter of 2005, we completed auctions of machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected within “Restructuring and other infrequent expenses” within our condensed consolidated statement of operations. As of December 31, 2005, all of the 298 employees associated with the rationalization had been terminated and all severance and other facility closure costs had been paid.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     Our current financing and funding sources, with balances outstanding as of June 30, 2006, are our $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million (or approximately $255.8 million) principal amount 6 7/8% senior subordinated notes due 2014, approximately $490.7 million of accounts receivable securitization facilities (with $440.2 million in outstanding funding as of June 30, 2006), a $300.0 million multi-currency revolving credit facility (with $9.9 million outstanding as of June 30, 2006), a $271.0 million term loan facility and a €108.3 million (or approximately $138.5 million) term loan facility.
     On June 29, 2005, we exchanged our $201.3 million of 1 3/4% convertible senior subordinated notes due for new notes which provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.
     The impact of the exchange completed in June 2005, as discussed above, reduces the diluted weighted average shares outstanding in future periods. The initial reduction in the diluted shares was approximately 9.0 million shares but varies based on our stock price, once the market price trigger or other specified conversion circumstances have been met. Although we do not currently have in place a financial facility to repay the cash amount due upon maturity or conversion of the new notes, we believe our financial position currently is sufficiently strong enough that we would expect to have ready access to a bank loan facility or the broader debt and equity markets to the extent needed. Typically, convertible securities are not converted prior to expiration unless called for redemption, which we would not do if sufficient funds were not available to us. As a result, we do not expect the new notes to be converted in the foreseeable future.
     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. We are required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of June 30, 2006, we had total borrowings of $419.4 million under the credit facility, which included $271.0 million under the United States dollar denominated term loan facility, €108.3 million (approximately $138.5 million) under the Euro denominated term loan facility and $9.9 million outstanding under the multi-currency revolving credit facility. As of June 30, 2006, we had availability to borrow $282.3 million under the revolving credit facility. As of June 30, 2005, we had total borrowings of $534.0 million under the credit facility, which included $274.0 million under the United States dollar denominated term loan facility and €109.5 million (approximately $132.5 million) under the Euro denominated term loan facility. As of June 30, 2005, we had availability to borrow $163.7 million under the revolving credit facility.
     Our €200.0 million 6 7/8% senior subordinated notes due 2014 are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. Before April 15, 2007, we also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in September 2006, but each is subject to annual renewal. As of June 30, 2006, the aggregate amount of these facilities was $490.7 million. The outstanding funded balance of $440.2 million as of June 30, 2006 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit. The European facility agreement provides that the agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), has the right to terminate the securitization facilities if our senior unsecured debt rating moves below B+ by Standard & Poor’s or B1 by Moody’s Investor Services. Based on our current ratings, a downgrade of two levels by Standard & Poor’s or two levels by Moody’s would need to occur. We are currently in discussions with the conduit purchaser to eliminate the requirement to maintain certain debt rating levels from Standard and Poor’s and Moody’s Investors Service from the agreement and to extend the European facility through June 2011.
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
     In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to us and we continue to service the receivables. The initial transfer of wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem our $250 million 9 1/2% senior notes. As of June 30, 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $129.7 million.
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
     Cash flow used in operating activities was $10.7 million for the first six months of 2006 compared to $145.9 million for the first six months of 2005. The improvement between periods was largely a result of our focus to reduce our investments in inventories and accounts receivable, primarily in North America, where lower dealer

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
deliveries were implemented during the first half of 2006 to achieve a reduction in dealer floorplan inventories compared to the prior year.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $954.0 million in working capital at June 30, 2006, as compared with $825.8 million at December 31, 2005 and $982.5 million at June 30, 2005. Accounts receivable and inventories, combined, at June 30, 2006 were $217.3 million higher than at December 31, 2005 and $191.3 million lower than at June 30, 2005. Production levels during the first six months of 2006 were approximately 19% below comparable 2005 levels. The timing of production has been reduced in the first half of 2006, which is expected to reduce our seasonal increase in working capital during 2006.
     Capital expenditures for the first six months of 2006 were $47.8 million compared to $25.8 million for the first six months of 2005. We anticipate that capital expenditures for the full year of 2006 will range from approximately $110 million to $120 million and will primarily be used to support the development and enhancement of new and existing products, as well as to expand our engine manufacturing facility.
     In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil, as more fully described in “Related Parties” below.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 36.1% at June 30, 2006 compared to 37.5% at December 31, 2005.
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
     CONTRACTUAL OBLIGATIONS
     The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of June 30, 2006 are as follows (in millions):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

		Payments Due By Period
		2006 to	2007 to	2009 to	2011 and
	Total	2007	2009	2011	Beyond
Long-term debt	$884.5	$6.3	$417.2	$1.6	$459.4
Interest payments related to long-term debt (1)	234.4	54.2	106.0	40.8	33.4
Capital lease obligations	0.8	0.4	0.3	0.1	—
Operating lease obligations	139.7	27.5	34.5	18.0	59.7
Unconditional purchase obligations (2)	151.5	48.0	75.4	20.8	7.3
Other short-term and long-term obligations (3)	336.4	74.4	44.9	44.4	172.7

Total contractual cash obligations	$1,747.3	$210.8	$678.3	$125.7	$732.5

		Amount of Commitment Expiration Per Period
		2006 to	2007 to	2009 to	2011 and
	Total	2007	2009	2011	Beyond
Standby letters of credit and similar instruments	$7.8	$7.8	$—	$—	$—
Guarantees	87.7	72.2	11.5	4.0	—

Total commercial commitments and lines of credit	$95.5	$80.0	$11.5	$4.0	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $20.7 million), through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.
OFF-BALANCE SHEET ARRANGEMENTS
     Guarantees
     At June 30, 2006, we were obligated under certain circumstances to purchase, through the year 2010, up to $8.9 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At June 30, 2006, we guaranteed indebtedness owed to third parties of approximately $78.8 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Other
     At June 30, 2006, we had foreign currency forward contracts to buy an aggregate of approximately $186.4 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $144.6 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.
     Contingencies
     As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $24.4 million against our outstanding balance of Brazilian VAT taxes receivable as of June 30, 2006, due to the uncertainty as to our ability to collect the amounts outstanding.
OUTLOOK
     Industry demand for farm equipment in 2006 in all major markets is expected to be below 2005 levels. In North America, demand is expected to decline in the second half of 2006 due to a projected decline in farm income. In Europe, 2006 equipment demand is expected to be slightly below 2005 levels due to the continuing impact of last year’s drought in Southern Europe and changes in subsidy programs. In South America, equipment demand is expected to decline due to the impact of the strong Brazilian Real on exports of commodities and high farm debt levels.
     Our net sales for the full year of 2006 are expected to be slightly below 2005 levels based on lower industry demand, planned dealer inventory reductions and currency translation. Gross margins are expected to improve despite lower production in 2006 compared to 2005 through improvements in productivity, product mix changes and cost reduction initiatives. We are targeting an improvement in full year earnings per share in 2006. In addition, improved working capital utilization in 2006 is expected to result in strong cash flow from operations.
     We have identified several new productivity initiatives throughout our operations designed to reduce product costs, overheads and inventories in the future. Our assembly operations in both Marktoberdorf, Germany and Hesston, Kansas will be updated to improve manufacturing cycle time, material flow, and labor productivity. In addition, we have identified opportunities to streamline certain sales, marketing and administrative functions in North America and Europe, which includes the consolidation of administrative and brand functions, in order to generate efficiencies. We expect to complete these projects during the next three years with expected cost improvement and inventory reduction impacts beginning in 2008. Beginning in the second half of 2006, we expect to incur project costs related to these initiatives recorded in normal operating earnings and restructuring expenses, through 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
ACCOUNTING CHANGES
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our consolidated results of operations and financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. We do not expect that the adoption of SFAS No. 156 will have a material effect on our consolidated financial statements.
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in our consolidated results of operations or financial position as our policy is to exclude all such taxes from net sales and present such taxes in the consolidated statements of operations on a net basis.
     In April 2005, the SEC adopted a new rule that changed the adoption date of SFAS No. 123R. We adopted SFAS No. 123R effective January 1, 2006, and are using the modified prospective method of adoption. We currently estimate that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $8.0 million. Refer to Note 1 of our condensed consolidated financial statements where our stock compensation plans are discussed.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 in the first quarter of 2006 did not have a material impact on our consolidated results of operations or financial position.
FORWARD LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “Restructuring and Other Infrequent Expenses,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Accounting Changes” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand conditions, net sales and income, income from operations, accounting changes, restructuring and other infrequent expenses, production and inventory levels, future capital expenditures and debt service requirements, working capital needs, currency translation, and future acquisition plans, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 15 to our consolidated financial statements for the year ended December 31, 2005 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     All derivatives are recognized on our condensed consolidated balance sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings. During the second quarter of 2006, we designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into net sales as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that is expected to be reclassified to net sales during the year ended December 31, 2006 is approximately $3.1 million after-tax, based on the exchange rate as of June 30, 2006. These contracts all expire prior to December 31, 2006.
     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of June 30, 2006 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)
Australian dollar	$(37.6)	1.34	$0.3
Brazilian Real	153.0	2.24	5.3
British pound	(11.6)	0.54	—
Canadian dollar	(63.9)	1.11	0.5
Euro dollar	16.3	0.78	—
Japanese yen	17.1	112.50	(0.3)
Mexican peso	(7.3)	11.39	(0.1)
New Zealand dollar	(0.7)	1.65	—
Norwegian krone	(16.4)	6.18	0.1
Polish zloty	(2.3)	3.09	—
Swedish krona	(4.8)	7.24	—

			$5.8

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the six months ended June 30, 2006 would have increased by approximately $2.7 million.
     We had no interest rate swap contracts outstanding in the three months ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2005, in February 2006 we received a subpoena from the Securities and Exchange Commission in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” (This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by AGCO Corporation and certain of our subsidiaries.) This subpoena does not imply there have been any violations of the federal securities or other laws, and it is not possible to predict the outcome of this inquiry or its impact, if any, on us. We are cooperating fully with the investigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of stockholders was held on April 27, 2006. The following matters were voted upon and the results of the voting were as follows:
(1)	To elect three directors to serve as Class II directors until the annual meeting in 2009 or until their successors have been duly elected and qualified. The nominees, Messrs. Benson, Shaheen and Visser were elected to the Company’s board of directors. The results follow:

Nominee	Affirmative Votes	Withheld Votes
P. George Benson	70,461,043	4,897,487
Gerald L. Shaheen	66,578,560	8,779,970
Hendrikus Visser	71,432,187	3,926,343
(2)	To approve the AGCO Corporation 2006 Long Term Incentive Plan. The results follow:

For	Against	Abstain
54,313,144	5,862,288	1,749,653
ITEM 6. EXHIBITS

The filings
referenced for
incorporation by
Exhibit		reference are
Number	Description of Exhibit	AGCO Corporation
10.1	First Amendment to AGCO Corporation 2006 Long Term Incentive Plan	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION
Registrant

Date: August 9, 2006	/s/ Andrew H. Beck

Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)