Form 10-Q
period 2006-09-30
AGCO CORP /DE
filed 2006-11-09
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended September 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     As of November 3, 2006, AGCO Corporation had 91,106,453 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$166.5	$220.6
Accounts and notes receivable, net	582.9	655.7
Inventories, net	1,261.3	1,062.5
Deferred tax assets	41.9	39.7
Other current assets	107.8	107.7

Total current assets	2,160.4	2,086.2
Property, plant and equipment, net	604.8	561.4
Investment in affiliates	186.7	164.7
Deferred tax assets	81.9	84.1
Other assets	64.3	56.6
Intangible assets, net	207.9	211.5
Goodwill	755.2	696.7

Total assets	$4,061.2	$3,861.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.3	$6.3
Accounts payable	565.8	590.9
Accrued expenses	594.5	561.8
Other current liabilities	67.0	101.4

Total current liabilities	1,233.6	1,260.4
Long-term debt, less current portion	863.4	841.8
Pensions and postretirement health care benefits	259.9	241.7
Other noncurrent liabilities	141.7	101.3

Total liabilities	2,498.6	2,445.2

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,025,053 and 90,508,221 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	907.2	894.7
Retained earnings	889.0	825.4
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(234.5)	(304.9)

Total stockholders’ equity	1,562.6	1,416.0

Total liabilities and stockholders’ equity	$4,061.2	$3,861.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2006	2005
Net sales	$1,180.9	$1,233.6
Cost of goods sold	976.6	1,014.6

Gross profit	204.3	219.0

Selling, general and administrative expenses	135.0	126.2
Engineering expenses	31.9	29.9
Restructuring and other infrequent expenses	0.9	—
Amortization of intangibles	4.3	4.1

Income from operations	32.2	58.8

Interest expense, net	13.3	15.8
Other expense, net	7.6	8.8

Income before income taxes and equity in net earnings of affiliates	11.3	34.2

Income tax provision	13.9	12.7

(Loss) income before equity in net earnings of affiliates	(2.6)	21.5

Equity in net earnings of affiliates	8.0	6.3

Net income	$5.4	$27.8

Net income per common share:

Basic	$0.06	$0.31

Diluted	$0.06	$0.31

Weighted average number of common and common equivalent shares outstanding:
Basic	91.0	90.4

Diluted	92.0	90.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2006	2005
Net sales	$3,801.2	$4,064.8
Cost of goods sold	3,139.3	3,355.1

Gross profit	661.9	709.7

Selling, general and administrative expenses	394.1	384.1
Engineering expenses	95.5	92.0
Restructuring and other infrequent expenses	1.0	0.2
Amortization of intangibles	12.6	12.4

Income from operations	158.7	221.0

Interest expense, net	41.2	64.7
Other expense, net	24.4	27.8

Income before income taxes and equity in net earnings of affiliates	93.1	128.5

Income tax provision	48.6	50.6

Income before equity in net earnings of affiliates	44.5	77.9

Equity in net earnings of affiliates	19.1	17.5

Net income	$63.6	$95.4

Net income per common share:

Basic	$0.70	$1.06

Diluted	$0.69	$1.01

Weighted average number of common and common equivalent shares outstanding:
Basic	90.8	90.4

Diluted	91.5	96.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$63.6	$95.4

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	71.5	66.7
Deferred debt issuance cost amortization	3.2	6.2
Amortization of intangibles	12.6	12.4
Stock compensation	4.5	0.2
Equity in net earnings of affiliates, net of cash received	(9.4)	(14.7)
Deferred income tax provision (benefit)	6.8	(1.5)
Loss (gain) on sale of property, plant and equipment	0.1	(1.9)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	105.8	(3.7)
Inventories, net	(154.5)	(271.7)
Other current and noncurrent assets	(13.3)	(16.8)
Accounts payable	(53.6)	(10.2)
Accrued expenses	17.2	(28.7)
Other current and noncurrent liabilities	(0.8)	(17.7)

Total adjustments	(9.9)	(281.4)

Net cash provided by (used in) operating activities	53.7	(186.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(80.7)	(44.8)
Proceeds from sales of property, plant and equipment	1.3	9.5
Investments in unconsolidated affiliates	(2.8)	(22.5)

Net cash used in investing activities	(82.2)	(57.8)

Cash flows from financing activities:
Payment of debt obligations, net	(48.3)	(46.7)
Proceeds from issuance of common stock	8.0	1.4

Net cash used in financing activities	(40.3)	(45.3)

Effect of exchange rate changes on cash and cash equivalents	14.7	(9.2)

Decrease in cash and cash equivalents	(54.1)	(298.3)
Cash and cash equivalents, beginning of period	220.6	325.6

Cash and cash equivalents, end of period	$166.5	$27.3

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
Stock Compensation Plans
     During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During the third quarter and first nine months of 2006, the Company recorded approximately $1.4 million and $4.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. The stock compensation expense was recorded as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$0.1	$—	$0.1	$—
Selling, general and administrative expenses	1.3	0.2	4.5	0.3

Total stock compensation expense	$1.4	$0.2	$4.6	$0.3

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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     New Stock Incentive Plans
     At the Company’s April 2006 annual stockholders’ meeting, the Company obtained stockholder approval for the 2006 Long Term Incentive Plan (“the 2006 Plan”) under which up to 5,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approved the grants of awards during 2006 effective under the employee and director stock incentive plans described below.
     Employee Plans
     The Company’s Board of Directors approved two new stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the new performance share plan, the Company established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year period. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of common stock at the end of each performance period. The Company recorded stock compensation expense of approximately $1.3 million and $3.2 million, respectively, associated with these awards during the third quarter and first nine months of 2006. Compensation expense recorded was based on the price of the Company’s common stock on April 27, 2006 (the date of the Company’s annual stockholder meeting) with respect to the initial grants under the plan, and based upon the stock price as of the grant date for grants made during the third quarter of 2006. The estimated compensation expense associated with these awards is being amortized ratably over the vesting or target period. During the third quarter of 2006, the Company reversed approximately $0.4 million of previously recorded compensation expense and ceased recording additional stock compensation expense associated with its one-year performance period transition plan, as it projects that the target performance levels would not be earned. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2006 was $23.87. Performance award transactions during the nine months ended September 30, 2006 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded	742,000
Shares forfeited or unearned	(74,500)
Shares earned	—

Shares awarded but not earned at September 30	667,500

     In addition to the performance share plan, certain executives and key managers will be eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan were made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $0.1 million and $0.2 million, respectively, associated with SSAR award grants during the third quarter and first nine months of 2006. The compensation expense associated with these awards is being amortized ratably over the vesting period. There were no awards currently exercisable as of September 30, 2006. The Company estimated the fair value of the

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
SSARs	$9.50	$8.78

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	5.1%	5.0%
Expected volatility	42.2%	41.5%
Expected dividend yield	—	—
     SSAR transactions during the nine months ended September 30, 2006 were as follows:

SSARs granted	229,250
SSARs exercised	—
SSARs canceled or forfeited	—

SSARs outstanding at September 30	229,250

SSAR price ranges per share:
Granted	$23.80-26.00
Exercised	—
Canceled or forfeited	—

Weighted average SSAR exercise prices per share:
Granted	$23.89
Exercised	—
Canceled or forfeited	—
Outstanding at September 30	23.89
     At September 30, 2006, the weighted average remaining contractual life of SSARs outstanding was approximately seven years.
     Director Restricted Stock Grants
     The Company’s Board of Directors approved a plan to provide $25,000 in annual restricted stock grants to all non-employee directors effective on the first day of each calendar year. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Effective January 1, 2006, the 2006 grant equated to 11,550 shares of common stock, of which 8,832 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during the second quarter of 2006 associated with these grants.
     As of September 30, 2006, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 3,426,918 shares were available for grant, assuming the maximum number of shares are issued related to the grants discussed above.
     Prior to the adoption of SFAS No. 123R, the Company accounted for all stock-based compensation awards under the Director Plan, the LTIP and Stock Option Plan (the “Option Plan”) as prescribed under APB No. 25 and also provided the disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). APB No. 25 required no recognition of

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
compensation expense for options granted under the Option Plan as long as certain conditions were met. The Company has not recorded any compensation expense in previous years under APB No. 25 related to the Option Plan. APB No. 25 required recognition of compensation expense under the Director Plan and the LTIP at the time the award was earned.
     There were no grants of options under the Option Plan during the nine months ended September 30, 2005. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP for periods prior to the adoption of SFAS No. 123R. Based on these models, the weighted average fair value of awards granted under the Director Plan and the LTIP were as follows for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Director Plan	$—	$13.61
LTIP	$15.65	$15.65

Weighted average assumptions under Barrier option model:
Expected life of awards (years)	5.0	4.4
Risk-free interest rate	3.9%	3.8%
Expected volatility	42.9%	42.4%
Expected dividend yield	—	—
     The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 for the three and nine months ended September 30, 2005 (in millions, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$27.8	$95.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.4)	(5.6)

Pro forma net income	$26.5	$90.0

Earnings per share:
Basic — as reported	$0.31	$1.06

Basic — pro forma	$0.29	$1.00

Diluted — as reported	$0.31	$1.01

Diluted — pro forma	$0.29	$0.96

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
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
     There were no grants under the Option Plan during the nine months ended September 30, 2006. Stock option transactions during the nine months ended September 30, 2006 were as follows:

Options outstanding at January 1	1,249,058
Options granted	—
Options exercised	(508,000)
Options canceled or forfeited	(85,038)

Options outstanding at September 30	656,020

Options available for grant at September 30	1,919,837

Option price ranges per share:
Granted	$—
Exercised	11.00-22.31
Canceled or forfeited	22.31-25.50

Weighted average option exercise prices per share:
Granted	$—
Exercised	15.80
Canceled or forfeited	25.83
Outstanding at September 30	18.73
     At September 30, 2006, the outstanding options had a weighted average remaining contractual life of approximately three years and there were 650,020 options currently exercisable with option prices ranging from $8.50 to $31.25 with a weighted average exercise price of $18.71 and an aggregate intrinsic value of $4.8 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average		Exercisable
		Remaining	Weighted Average	as of	Weighted Average
		Contractual Life	Exercise	September 30,	Exercise
Range of Exercise Prices	Number of Shares	(Years)	Price	2006	Price
$8.50 — $11.88	172,150	3.8	$11.09	172,150	$11.09
$15.12 — $22.31	382,900	3.7	$19.18	376,900	$19.16
$23.00 — $31.25	100,970	1.2	$30.01	100,970	$30.01

	656,020			650,020

     The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $5.4 million and the total fair value of shares vested during the same period was less than $0.1 million. There were 6,000 stock options that were not vested as of September 30, 2006. Cash received from stock option exercises was approximately $8.0 million for the nine months ended September 30, 2006. The Company did not realize a tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
Recent Accounting Pronouncements
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 on its 2006 consolidated financial position.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for the Company’s year ended December 31, 2006. The Company is in the process of evaluating the impact SFAS No. 158 will have on its 2006 consolidated statement of financial position related to its underfunded defined benefit pension plans, primarily in the U.K. and the U.S. Based upon the funded status as of December 31, 2005, and discount rates applicable on that date, the adoption of SFAS No. 158 would increase pension liabilities by approximately $40 — 45 million.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its 2008 consolidated financial position and results of operations.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on the Company’s 2007 consolidated financial position or results of operations, as the Company does not employ the “accrue in advance” method.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-4 will have a material impact on its 2008 consolidated results of operations or financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its 2007 consolidated results of operations and financial position.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect that the adoption of SFAS No. 156 will have a material effect on its 2007 consolidated financial position.
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s 2007 consolidated results of operations or financial position as the Company’s policy is to exclude all such taxes from net sales and present such taxes in the consolidated statements of operations on a net basis.
     In April 2005, the SEC adopted a new rule that changed the adoption date of SFAS No. 123R. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method of adoption. The Company currently estimates that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $6.5 million, including the $1.3 million, discussed above, recorded in the first quarter of 2006 associated with the cancellations of awards.
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
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the third quarter of 2006, the Company initiated the restructuring of certain parts, sales, marketing and administrative functions within its Coventry, United Kingdom location, resulting in the termination of approximately 13 employees. The Company recorded severance costs of approximately $0.4 million associated with the restructuring during the third quarter of 2006. Approximately $0.3 million of severance costs had been paid as of September 30, 2006 and 10 of the 13 employees had been terminated. The remaining $0.1 million of severance costs as of September 30, 2006 are expected to be paid during the fourth quarter of 2006.
     During the third quarter of 2006, the Company announced the closure of two sales offices located in Germany, including a Valtra sales office. The closures will result in the termination of approximately 16 employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during the third quarter of 2006. None of the severance costs had been paid as of September 30, 2006 and none of the employees had been terminated. The severance costs and related terminations are expected to be paid and completed during 2007.
     During the second quarter of 2005, the Company announced that it was changing its distribution arrangements for its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. The Company recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005, $0.5 million of which were recorded during the first nine months of 2005. During the fourth quarter of 2005, the Company completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway, and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within the Company’s Condensed Consolidated Statements of Operations. During the first quarter of 2006, the Company recorded an additional $0.1 million of severance costs related to these closures. As of September 30, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid.
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. The Company recorded an additional $0.1 million associated with this rationalization during the first quarter of 2005, and, during the fourth quarter of 2005, reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. During 2005, the Company paid approximately $0.8 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at September 30, 2006 are expected to be paid through 2009. In addition, during the first quarter of 2005, the Company incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of its Valtra European parts distribution operations.
     In July 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark, to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan is intended to reduce the cost and complexity of the Randers manufacturing operations by simplifying the model range. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. Component manufacturing operations ceased in February 2005. The Company recorded $11.5 million of restructuring and other infrequent expenses during 2004 associated with the rationalization and $0.9 million of restructuring charges during 2005, all of which were recorded during the first six months of 2005. During the third quarter of 2005, the Company reversed approximately $0.1 million of previously established provisions related to retention payments as employee retention claims were finalized during the quarter. During the second quarter of 2005, the Company completed auctions of machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected within “Restructuring and other infrequent expenses” within the Company’s Condensed Consolidated Statement of Operations. As of December 31, 2005, all of the 298 employees associated with the rationalization had been terminated and all severance and other facility closure costs had been paid.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2006 are summarized as follows (in millions):

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2005	$32.7	$81.5	$45.1	$159.3
Foreign currency translation	0.1	5.7	3.0	8.8

Balance as of September 30, 2006	$32.8	$87.2	$48.1	$168.1

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2005	$4.8	$17.7	$13.5	$36.0
Amortization expense	0.9	6.4	5.3	12.6
Foreign currency translation	—	1.3	0.9	2.2

Balance as of September 30, 2006	$5.7	$25.4	$19.7	$50.8

Trademarks
and
Tradenames
Unamortized intangible assets:
Balance as of December 31, 2005	$88.2
Foreign currency translation	2.4

Balance as of September 30, 2006	$90.6

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2006 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2005	$174.0	$137.0	$385.7	$696.7
Adjustment related to income taxes	—	—	22.0	22.0
Foreign currency translation	—	10.2	26.3	36.5

Balance as of September 30, 2006	$174.0	$147.2	$434.0	$755.2

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
     During the fourth quarter of 2006, the Company will be performing its annual impairment testing of goodwill and other intangible assets under SFAS No. 142. Net sales and results of operations of our sprayer business have been below the Company’s expectations. Accordingly, there is a possibility that a portion or all of the goodwill and other intangible assets associated with the sprayer business might be impaired. As of September 30, 2006, goodwill and other intangible assets related to the sprayer business totaled approximately $192 million.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
estimated useful lives, which range from 3 to 30 years.
4. LONG-TERM DEBT
    Long-term debt consisted of the following at September 30, 2006 and December 31, 2005 (in millions):

	September 30,	December 31,
	2006	2005
Credit facility	$407.1	$401.5
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
6 7/8% Senior subordinated notes due 2014	253.5	237.0
Other long-term debt	7.8	8.3

	869.7	848.1
Less: Current portion of long-term debt	(6.3)	(6.3)

Total long-term debt, less current portion	$863.4	$841.8

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
     Inventories at September 30, 2006 and December 31, 2005 were as follows (in millions):

	September 30,	December 31,
	2006	2005
Finished goods	$641.8	$477.3
Repair and replacement parts	329.1	307.5
Work in process	72.2	63.3
Raw materials	218.2	214.4

Inventories, net	$1,261.3	$1,062.5

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended September 30, 2006 and 2005 consisted of the following (in millions):

	Three Months Ended
	September 30,
	2006	2005
Balance at beginning of quarter	$128.5	$128.8
Accruals for warranties issued during the period	27.9	32.5
Settlements made (in cash or in kind) during the period	(29.9)	(36.3)
Foreign currency translation	(0.9)	2.5

Balance at September 30	$125.6	$127.5

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     The warranty reserve activity for the nine months ended September 30, 2006 and 2005 consisted of the following (in millions):

	Nine Months Ended
	September 30,
	2006	2005
Balance at beginning of the year	$122.8	$135.0
Accruals for warranties issued during the period	85.8	90.9
Settlements made (in cash or in kind) during the period	(86.9)	(91.4)
Foreign currency translation	3.9	(7.0)

Balance at September 30	$125.6	$127.5

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
     During the fourth quarter of 2004, the EITF reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which requires that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted the statement during the fourth quarter of 2004 and included approximately 9.0 million additional shares of common stock that could have been issued upon conversion of the Company’s former $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation for the six months ended June 30, 2005. In addition, diluted earnings per share for periods prior to the fourth quarter of 2004 was required to be restated for each period that the former convertible notes were outstanding. The convertible notes were issued on December 23, 2003. Since the Company is not recording a tax benefit for losses in the United States for tax purposes, the interest expense associated with the convertible notes included in the diluted earnings per share calculation does not reflect a tax benefit. On June 29, 2005, the Company completed an exchange of its former notes for new notes that provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. Dilution of weighted shares outstanding subsequent to the exchange depends on the Company’s stock price once the market price trigger or other specified conversion circumstances are met. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic net income per share:
Net income	$5.4	$27.8	$63.6	$95.4

Weighted average number of common shares outstanding	91.0	90.4	90.8	90.4

Basic net income per share	$0.06	$0.31	$0.70	$1.06

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Diluted net income per share:
Net income	$5.4	$27.8	$63.6	$95.4
After-tax interest expense on contingently convertible senior subordinated notes	—	—	—	2.3

Net income for purposes of computing diluted net income per share	$5.4	$27.8	$63.6	$97.7

Weighted average number of common shares outstanding	91.0	90.4	90.8	90.4
Dilutive stock options and restricted stock awards	0.2	0.3	0.3	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	0.8	—	0.4	5.9

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	92.0	90.7	91.5	96.6

Diluted net income per share	$0.06	$0.31	$0.69	$1.01

     There were SSARs and stock options to purchase 0.1 million and 0.5 million shares for the three and nine months ended September 30, 2006, respectively, and stock options to purchase 0.5 million shares for both the three and nine months ended September 30, 2005, that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
functional currency. These forward contracts are classified as non-designated derivatives instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in the fair value of non-designated derivative contracts are reported in current earnings.
     During the second quarter of 2006, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into net sales as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the unrealized gain recorded in other comprehensive income that is expected to be reclassified to net sales during the fourth quarter ended December 31, 2006 is approximately $2.5 million on an after tax basis based on the exchange rate as of September 30, 2006. These contracts all expire prior to December 31, 2006.
     The following table summarizes activity in accumulated other comprehensive gain related to derivatives held by the Company during the nine months ended September 30, 2006 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2005	$—	$—	$—
Net changes in fair value of derivatives	3.9	—	3.9
Net gains reclassified from accumulated other comprehensive gain into earnings	1.4	—	1.4

Accumulated derivative net gains as of September 30, 2006	$2.5	$—	$2.5

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
9. COMPREHENSIVE INCOME
    Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$5.4	$27.8	$63.6	$95.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7.5)	16.7	69.7	13.3
Unrealized (loss) gain on derivatives	(0.6)	—	2.5	—
Unrealized (loss) gain on derivatives held by affiliates	(3.7)	2.0	(1.8)	2.1

Total comprehensive (loss) income	$(6.4)	$46.5	$134.0	$110.8

10. ACCOUNTS RECEIVABLE SECURITIZATION
     At September 30, 2006, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $489.4 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose U.S. subsidiary. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $387.3 million at September 30, 2006 and $462.7 million at December 31, 2005. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $6.5 million and $5.9 million for the three months ended September 30, 2006 and 2005, respectively, and $20.3 million and $16.5 million for the nine months ended September 30, 2006 and 2005, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     During the second quarter of 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company and the Company continues to service the receivables. As of September 30, 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $130.6 million.
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
     Net pension and postretirement cost for the plans for the three months ended September 30, 2006 and 2005 are set forth below (in millions):

	Three Months Ended
	September 30,
Pension benefits	2006	2005
Service cost	$1.5	$1.5
Interest cost	9.7	10.3
Expected return on plan assets	(9.1)	(8.6)
Amortization of net actuarial loss and prior service cost	4.6	4.5

Net pension cost	$6.7	$7.7

Postretirement benefits	2006	2005
Service cost	$0.1	$0.1
Interest cost	0.4	0.5
Amortization of prior service cost	—	0.1
Amortization of unrecognized net loss	0.2	0.2
Curtailment gain	—	(1.1)

Net postretirement cost (income)	$0.7	$(0.2)

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     Net pension and postretirement cost for the plans for the nine months ended September 30, 2006 and 2005 are set forth below (in millions):

	Nine Months Ended
	September 30,
Pension benefits	2006	2005
Service cost	$4.3	$4.5
Interest cost	28.9	30.8
Expected return on plan assets	(27.3)	(25.9)
Amortization of net actuarial loss and prior service cost	13.9	13.6

Net pension cost	$19.8	$23.0

Postretirement benefits	2006	2005
Service cost	$0.2	$0.5
Interest cost	1.3	1.7
Amortization of prior service cost	(0.1)	0.2
Amortization of unrecognized net loss	0.5	0.9
Curtailment gain	—	(1.1)

Net postretirement cost	$1.9	$2.2

     During the third quarter of 2005, the Company recognized a curtailment of one of its postretirement health care plans, resulting in a $1.1 million decrease to its net postretirement cost.
     During the nine months ended September 30, 2006, approximately $16.0 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2006 to its defined benefit pension plans will aggregate approximately $22.7 million. During the nine months ended September 30, 2006, the Company made approximately $2.0 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans.
12. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2006 and 2005 and assets as of September 30, 2006 and December 31, 2005 are as follows (in millions):

Three Months Ended	North	South	Europe/Africa/	Asia/
September 30,	America	America	Middle East	Pacific	Consolidated
2006
Net sales	$259.5	$169.0	$709.0	$43.4	$1,180.9
(Loss) income from operations	(19.3)	12.2	50.9	6.0	49.8
Depreciation	6.2	4.1	13.2	0.7	24.2
Capital expenditures	4.9	1.8	26.1	0.1	32.9

2005
Net sales	$350.2	$167.9	$658.5	$57.0	$1,233.6
Income from operations	1.6	13.1	48.3	10.1	73.1
Depreciation	6.1	3.7	11.0	0.7	21.5
Capital expenditures	2.5	1.4	15.0	0.1	19.0

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Nine Months Ended	North	South	Europe/Africa/	Asia/
September 30,	America	America	Middle East	Pacific	Consolidated
2006
Net sales	$923.5	$470.8	$2,295.2	$111.7	$3,801.2
(Loss) income from operations	(22.4)	32.3	188.5	13.3	211.7
Depreciation	18.4	12.2	39.1	1.8	71.5
Capital expenditures	11.3	4.4	64.7	0.3	80.7

2005
Net sales	$1,208.2	$505.5	$2,200.9	$150.2	$4,064.8
Income from operations	24.1	36.4	177.0	25.3	262.8
Depreciation	19.7	10.3	34.5	2.2	66.7
Capital expenditures	9.3	3.3	31.8	0.4	44.8

Assets
As of September 30, 2006	$720.8	$390.2	$1,243.5	$92.5	$2,447.0
As of December 31, 2005	760.3	346.1	1,091.4	79.8	2,277.6
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment income from operations	$49.8	$73.1	$211.7	$262.8
Corporate expenses	(11.1)	(10.0)	(34.9)	(28.9)
Stock compensation expenses	(1.3)	(0.2)	(4.5)	(0.3)
Restructuring and other infrequent expense	(0.9)	—	(1.0)	(0.2)
Amortization of intangibles	(4.3)	(4.1)	(12.6)	(12.4)

Consolidated income from operations	$32.2	$58.8	$158.7	$221.0

	As of	As of
	September	December
	30, 2006	31, 2005
Segment assets	$2,447.0	$2,277.6
Cash and cash equivalents	166.5	220.6
Receivables from affiliates	2.0	2.0
Investments in affiliates	186.7	164.7
Deferred tax assets	123.8	123.8
Other current and noncurrent assets	172.1	164.3
Intangible assets, net	207.9	211.5
Goodwill	755.2	696.7

Consolidated total assets	$4,061.2	$3,861.2

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
RESULTS OF OPERATIONS
     For the three months ended September 30, 2006, we generated net income of $5.4 million, or $0.06 per share, compared to net income of $27.8 million, or $0.31 per share, for the same period in 2005. For the first nine months of 2006, we generated net income of $63.6 million, or $0.69 per share, compared to net income of $95.4 million, or $1.01 per share, for the same period in 2005.
     Net sales during the third quarter and first nine months of 2006 were $1,180.9 million and $3,801.2 million, respectively, which were 4.3% and 6.5% lower than the third quarter and first nine months of 2005, respectively, primarily due to sales declines in the North America, South America and Asia/Pacific regions, partially offset by sales increases in the Europe/Africa/Middle East region, particularly in Europe.
     Third quarter income from operations was $32.2 million in 2006 compared to $58.8 million in the third quarter of 2005. Income from operations was $158.7 million for the first nine months of 2006 compared to $221.0 million for the same period in 2005. The decrease in income from operations was primarily due to the decrease in net sales.
     Income from operations increased in our Europe/Africa/Middle East region in the third quarter and first nine months of 2006 primarily due to the increase in net sales as a result of strong market conditions in key regions of Europe, particularly in Germany. In the South America region, income from operations decreased in the third quarter and first nine months of 2006 due to sales declines resulting from weak market conditions. Income from operations in North America was lower in the third quarter and first nine months of 2006 primarily due to a reduction in net sales resulting from weaker market conditions and reductions in seasonal dealer inventory levels during 2006. Income from operations in our Asia/Pacific region was lower in the third quarter and first nine months of 2006 due to lower sales in Australia, New Zealand and Asia.
Retail Sales
     In North America, industry unit retail sales of tractors for the first nine months of 2006 decreased approximately 2% compared to the first nine months of the prior year resulting from decreases in the compact and high horsepower tractor segments, offset by a slight increase in the utility tractor segment. Industry unit retail sales of combines for the first nine months of 2006 were approximately 8% lower than the prior year period. Expected decline in farm income in North America is likely contributing to the weaker demand. Our unit retail sales of tractors and combines were lower in the first nine months of 2006 compared to 2005.
     In Europe, industry unit retail sales of tractors for the first nine months of 2006 increased approximately 1% compared to the prior year period. Retail demand declined in France, Italy, Finland and Spain, but improved in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe. Southern Europe industry demand continues to be lower than the prior year resulting from the impact of drought conditions in second half of 2005. Our unit retail sales were higher in the first nine months of 2006 compared to 2005.
     South American industry unit retail sales of tractors in the first nine months of 2006 decreased approximately 8% over the prior year period. Retail sales of tractors in the major market of Brazil increased approximately 7% during the first nine months of 2006 compared to the same period in 2005. Industry unit retail sales of combines for the first nine months of 2006 were approximately 40% lower than the prior year period, with a decline in Brazil of approximately 47% compared to the prior year period. Market demand in South America has continued to decline in 2006 particularly in the soybean and grain sectors where farmers have been negatively affected by reduced export margins due to the strong Brazilian currency and high debt levels. South American unit retail sales of tractors and combines also decreased in the first nine months of 2006 compared to 2005.
     Outside of North America, Europe and South America, net sales for the first nine months of 2006 were lower than the prior year period due to lower sales in Asia, Australia and the Middle East.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
STATEMENTS OF OPERATIONS
     Net sales for the third quarter of 2006 were $1,180.9 million compared to $1,233.6 million for the same period in 2005. Net sales for the first nine months of 2006 were $3,801.2 million compared to $4,064.8 million for the prior year period. The decrease in net sales was primarily due to sales declines in the North America, South America and Asia/Pacific regions, partially offset by sales increases in the Europe/Africa/Middle East region, particularly in Europe. Foreign currency translation positively impacted net sales by $41.5 million, or 3.4%, in the third quarter of 2006 and by $19.3 million, or 0.5%, in the first nine months of 2006. The following table sets forth, for the three and nine months ended September 30, 2006 and 2005, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change Due to Currency
	September 30,		Change		Translation
	2006	2005	$	%	$	%
North America	$259.5	$350.2	$(90.7)	(25.9)%	$2.4	0.7%
South America	169.0	167.9	1.1	0.6%	7.6	4.5%
Europe/Africa/Middle East	709.0	658.5	50.5	7.7%	31.0	4.7%
Asia/Pacific	43.4	57.0	(13.6)	(23.8)%	0.5	0.9%

	$1,180.9	$1,233.6	$(52.7)	(4.3)%	$41.5	3.4%

	Nine Months Ended				Change Due to Currency
	September 30,		Change		Translation
	2006	2005	$	%	$	%
North America	$923.5	$1,208.2	$(284.7)	(23.6)%	$10.2	0.8%
South America	470.8	505.5	(34.7)	(6.9)%	39.9	7.9%
Europe/Africa/Middle East	2,295.2	2,200.9	94.3	4.3%	(29.0)	(1.3)%
Asia/Pacific	111.7	150.2	(38.5)	(25.6)%	(1.8)	(1.2)%

	$3,801.2	$4,064.8	$(263.6)	(6.5)%	$19.3	0.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Regionally, net sales in North America decreased during the third quarter and first nine months of 2006, primarily due to lower seasonal increases in dealer inventories in 2006 compared to 2005. This was as a result of lower dealer deliveries during 2006 to achieve a reduction in dealer floorplan inventories compared to the prior year period. In addition, retail demand in North America softened considerably during the third quarter of 2006. In the Europe/Africa/Middle East region, net sales increased in the third quarter and first nine months of 2006 primarily due to sales growth in Germany and Eastern Europe. Net sales in South America decreased during the third quarter and first nine months of 2006 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales decreased in the third quarter and first nine months of 2006 compared to the same periods in 2005 due to decreases in industry demand in the region. We estimate that consolidated price increases during both the third quarter and the first nine months of 2006 contributed approximately 2% as an offset to the decrease in sales. Consolidated net sales of tractors and combines, which comprised approximately 70% and 69% of our net sales in the third quarter and first nine months of 2006, respectively, decreased approximately 4% and 8% in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. Unit sales of tractors and combines increased approximately 3% during the third quarter of 2006 and decreased approximately 9% in the first nine months of 2006 compared to similar periods in 2005. The difference between the unit sales increase and decrease for the three and nine months ended September 30, 2006, respectively, and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our condensed consolidated statements of operations (in millions, except percentages):

	Three Months Ended
	September 30,
	2006		2005
		% of		% of
	$	Net Sales	$	Net Sales(1)
Gross profit	$204.3	17.3%	$219.0	17.8%
Selling, general and administrative expenses	135.0	11.4%	126.2	10.2%
Engineering expenses	31.9	2.7%	29.9	2.4%
Restructuring and other infrequent expenses	0.9	0.1%	—	—
Amortization of intangibles	4.3	0.4%	4.1	0.3%

Income from operations	$32.2	2.7%	$58.8	4.8%

(1)	Rounding may impact summation of percentages.

	Nine Months Ended
	September 30,
	2006		2005
		% of		% of
	$	Net Sales	$	Net Sales
Gross profit	$661.9	17.4%	$709.7	17.5%
Selling, general and administrative expenses	394.1	10.4%	384.1	9.5%
Engineering expenses	95.5	2.5%	92.0	2.3%
Restructuring and other infrequent expenses	1.0	—	0.2	—
Amortization of intangibles	12.6	0.3%	12.4	0.3%

Income from operations	$158.7	4.2%	$221.0	5.4%

     Gross profit as a percentage of net sales decreased during the third quarter and first nine months of 2006 versus the prior year period, primarily due to lower production levels, sales mix and currency impacts. Unit production of tractors and combines for the first nine months of 2006 were approximately 16% below the same period in 2005. We recorded approximately $0.1 million of stock compensation expense, within cost of goods sold, during the first nine months of 2006 associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), as is more fully explained in Note 1 to our condensed consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during the third quarter and first nine months of 2006 compared to the prior year. Engineering expenses also increased during the third quarter and first nine months of 2006 compared to the prior year, as a result of an increase in spending to fund product improvements and cost reduction projects. We recorded approximately $4.5 million of stock compensation expense, within SG&A, during the first nine months of 2006 associated with the adoption of SFAS No. 123R, as is more fully explained in Note 1 to our condensed consolidated financial statements.
     We recorded restructuring and other infrequent expenses of $0.9 million and $1.0 million, respectively, during the third quarter and first nine months of 2006, primarily related to severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. During the first nine months of 2005, we recorded restructuring and other infrequent expenses of $0.2 million, primarily related to the rationalization of our Randers, Denmark combine manufacturing operations. We also incurred restructuring costs during the first nine months of 2005 associated with severance costs, retention payments and contract termination costs related to the rationalization of our Finnish tractor manufacturing, parts distribution and sales operations. See “Restructuring and Other Infrequent Expenses.”
     Interest expense, net was $13.3 million and $41.2 million for the third quarter and first nine months of 2006, respectively, compared to $15.8 million and $64.7 million, respectively, for the comparable periods in 2005. The decrease in interest expense during the first nine months of 2006 is primarily due to the redemption of our $250 million 9 1/2% senior notes during the second quarter of 2005. We redeemed the notes at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt issuance costs associated with the senior notes of approximately $2.2 million were recognized in interest expense, net in the second quarter of 2005.
     Other expense, net was $7.6 million and $24.4 million during the third quarter and first nine months of 2006, respectively, compared to $8.8 million and $27.8 million for the same periods in 2005. Losses on sales of receivables, primarily under our securitization facilities, were $6.5 million and $20.3 million in the third quarter and first nine months of 2006, respectively, compared to $5.9 million and $16.5 million, respectively, for the same periods in 2005. The increase is due to higher interest rates in 2006 compared to 2005.
     We recorded an income tax provision of $13.9 million and $48.6 million for the third quarter and first nine months of 2006, respectively, compared to $12.7 million and $50.6 million, respectively, for the comparable periods in 2005. The effective tax rate was 123.0% and 52.2% for the third quarter and first nine months of 2006, respectively, compared to 37.1% and 39.4%, respectively, in the comparable prior year periods. Our effective tax rate was negatively impacted in both periods by losses in the United States, where we recorded no tax benefit.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the third quarter of 2006, we initiated the restructuring of certain parts, sales, marketing and administrative functions within our Coventry, United Kingdom location, resulting in the termination of approximately 13 employees. We recorded severance costs of approximately $0.4 million associated with the restructuring during the third quarter of 2006. Approximately $0.3 million of severance costs had been paid as of September 30, 2006 and 10 of the 13 employees had been terminated. The remaining $0.1 million of severance costs as of September 30, 2006 are expected to be paid during the fourth quarter of 2006. This rationalization was completed to improve our ongoing cost structure and to reduce SG&A expenses.
     During the third quarter of 2006, we announced the closure of two of our sales offices located in Germany, one of which was a Valtra sales office. The closures will result in the termination of approximately 16 employees. We recorded severance costs of approximately $0.5 million associated with the closures during the third quarter of 2006. None of the severance costs had been paid as of September 30, 2006 and none of the employees had been terminated. The severance costs and related terminations are expected to be paid and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
completed during 2007. These closures are expected to improve our ongoing cost structure and to reduce SG&A expenses.
     During the second quarter of 2005, we announced that we were changing our distribution arrangements for our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. We recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005, $0.5 million of which were recorded during the first nine months of 2005. During the fourth quarter of 2005, we completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within our condensed consolidated statements of operations. During the first quarter of 2006, we recorded an additional $0.1 million of severance costs related to these closures. As of September 30, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses.
     During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. We recorded $0.1 million associated with this rationalization during the first quarter of 2005, and, during the fourth quarter of 2005, reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at September 30, 2006 are expected to be paid through 2009. In addition, during the first quarter of 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold as well as SG&A expenses.
     In July 2004, we announced and initiated a plan related to the restructuring of our European combine manufacturing operations located in Randers, Denmark to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. Component manufacturing operations ceased in February 2005. The restructuring plan was intended to reduce the cost and complexity of the Randers manufacturing operations by simplifying the model range. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. Our plans also included a rationalization of the combine model range to be assembled in Randers, retaining the production of the high specification, high value combines. As a result of the restructuring plan, we estimate that it will generate annual savings of approximately $7 million to $8 million during 2006. We recorded $11.5 million of restructuring and other infrequent expenses during 2004 associated with the rationalization and $0.9 million of restructuring charges during 2005, all of which were recorded during the first nine months of 2005. During the third quarter of 2005, we reversed approximately $0.1 million of previously established provisions related to retention payments as employee retention claims were finalized during the quarter. During the second quarter of 2005, we completed auctions of machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected within “Restructuring and other infrequent expenses” within our condensed consolidated statement of operations. As of December 31, 2005, all of the 298 employees associated with the rationalization had been terminated and all severance and other facility closure costs had been paid.
     During the fourth quarter of 2006, we will be performing our annual impairment testing of goodwill and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
other intangible assets under SFAS No. 142. Net sales and results of operations of our sprayer business have been below our expectations. Accordingly, there is a possibility that a portion or all of the goodwill and other intangible assets associated with the sprayer business might be impaired. As of September 30, 2006, goodwill and other intangible assets related to the sprayer business totaled approximately $192 million.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     Our current financing and funding sources, with balances outstanding as of September 30, 2006, are our $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million (or approximately $253.5 million) principal amount 6 7/8% senior subordinated notes due 2014, approximately $489.4 million of accounts receivable securitization facilities (with $387.3 million in outstanding funding as of September 30, 2006), a $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of September 30, 2006), a $270.2 million term loan facility and a €108.0 million (or approximately $137.5 million) term loan facility.
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
     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. We are required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of September 30, 2006, we had total borrowings of $407.1 million under the credit facility, which included $270.2 million under the United States dollar denominated term loan facility, €108.0 million (approximately $137.5 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of September 30, 2006, we had availability to borrow $292.2 million under the revolving credit facility. As of September 30, 2005, we had total borrowings of $573.7 million under the credit facility, which included $273.2 million under the United States dollar denominated term loan facility, €109.2 million (approximately $131.3 million) under the Euro denominated term loan facility and $169.2 million outstanding under the multi-currency revolving credit facility. As of September 30, 2005, we had availability to borrow $122.2 million under the revolving credit facility.
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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits either on a direct basis or through a wholly-owned special purpose entity. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. The European facility was renewed in October 2006. As of September 30, 2006, the aggregate amount of these facilities was $489.4 million. The outstanding funded balance of $387.3 million as of September 30, 2006 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
     These facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank.”). These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.
     In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to us and we continue to service the receivables. The initial transfer of wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem our $250 million 9 1/2% senior notes. As of September 30, 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $130.6 million.
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
     Cash flow provided by operating activities was $53.7 million for the first nine months of 2006 compared to cash flow used in operating activities of $186.0 million for the first nine months of 2005. The improvement between periods was largely a result of our focus to reduce our seasonal requirements of inventories and accounts receivable. In North America, this was achieved by reducing dealer deliveries in 2006 compared to 2005, which reduced the seasonal increase in dealer floorplan inventories compared to the prior year.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $926.8 million in working capital at September 30, 2006, as compared with $825.8 million at December 31, 2005 and $1,061.7 million at September 30, 2005. Accounts receivable and inventories, combined, at September 30, 2006 were $126.0 million higher than at December 31, 2005 and $251.3 million lower than at September 30, 2005. Production levels during the first nine months of 2006 were approximately 16% below comparable 2005 levels. The lower production in the first nine months of 2006 reduced our seasonal increase in working capital during 2006.
     Capital expenditures for the first nine months of 2006 were $80.7 million compared to $44.8 million for the first nine months of 2005. We anticipate that capital expenditures for the full year of 2006 will range from approximately $110 million to $120 million and will primarily be used to support the development and enhancement of new and existing products, as well as to expand our engine manufacturing facility.
     In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 35.8% at September 30, 2006 compared to 37.5% at December 31, 2005.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     At September 30, 2006, we were obligated under certain circumstances to purchase, through the year 2010, up to $8.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At September 30, 2006, we guaranteed indebtedness owed to third parties of approximately $85.8 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At September 30, 2006, we had foreign currency forward contracts to buy an aggregate of approximately $195.3 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $110.9 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.
Contingencies
     As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $23.2 million against our outstanding balance of Brazilian VAT taxes receivable as of September 30, 2006, due to the uncertainty as to our ability to collect the amounts outstanding.
OUTLOOK
Industry demand for farm equipment in 2006 in all major markets is expected to be flat or below 2005 levels. In North America, 2006 farm income is projected to be below the prior year resulting in lower demand for equipment. In South America, the strength of the Brazilian currency and high farm debt levels are expected to continue to result in lower retail sales. Industry demand in Europe is expected to be flat to slightly higher compared to 2005.
Our net sales for the full year of 2006 are expected to be below 2005 levels based on lower industry demand and planned dealer inventory reductions. In addition, improved working capital utilization in 2006 is expected to result in strong cash flow from operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of our condensed consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
ACCOUNTING CHANGES
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 on our 2006 consolidated financial position.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for the year ended December 31, 2006. We are currently in the process of evaluating the impact SFAS No. 158 will have on our 2006 consolidated statement of financial position related to our underfunded defined benefit pension plans, primarily in the U.K. and the U.S. Based upon the funded status as of December 31, 2005, and discount rates applicable on that date, the adoption of SFAS No. 158 would increase pension liabilities by approximately $40 — 45 million.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our 2008 consolidated financial position and results of operations.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on our 2007 consolidated financial position or results of operations, as we do not employ the “accrue in advance” method.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We may have certain policies subject to the provisions of this new pronouncement, but we do not believe the adoption of EITF 06-4 will have a material impact on our 2008 consolidated results of operations or financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our consolidated results of operations and financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. We do not expect that the adoption of SFAS No. 156 will have a material effect on our consolidated financial position.
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
     In April 2005, the SEC adopted a new rule that changed the adoption date of SFAS No. 123R. We adopted SFAS No. 123R effective January 1, 2006, and are using the modified prospective method of adoption. We currently estimate that the application of the expensing provisions of SFAS No. 123R will result in a pre-tax expense during 2006 of approximately $6.5 million. Refer to Note 1 of our condensed consolidated financial statements where our stock compensation plans are discussed.
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
FORWARD LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “Restructuring and Other Infrequent Expenses,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Accounting Changes” and “Outlook.” Forward looking

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand conditions, earnings per share and free cash flow, net sales and income, income from operations, accounting changes, restructuring and other infrequent expenses, production and inventory levels, future capital expenditures and debt service requirements, working capital needs and currency translation, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 15 to our condensed consolidated financial statements for the year ended December 31, 2005 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     All derivatives are recognized on our condensed consolidated balance sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings. During the second quarter of 2006, we designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into net sales as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the unrealized gain recorded in other comprehensive income that is expected to be reclassified to net sales during the fourth quarter ended December 31, 2006 is approximately $2.5 million after-tax, based on the exchange rate as of September 30, 2006. These contracts all expire prior to December 31, 2006.
     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of September 30, 2006 stated in United States dollars are as follows (in millions, except average contract rate):

	Net Notional	Average Contract	Fair
	Amount (Sell)/Buy	Rate*	Value Gain/(Loss)
Australian dollar	$(48.5)	1.33	$0.3
Brazilian Real	120.2	2.21	1.9
British pound	27.0	0.53	(0.1)
Canadian dollar	(36.3)	1.12	0.1
Euro dollar	32.7	0.78	(0.3)
Japanese yen	12.5	116.96	(0.1)
Mexican peso	(7.3)	11.07	—
New Zealand dollar	2.9	1.54	—
Norwegian krone	(9.1)	6.48	0.1
Polish zloty	(4.7)	3.12	—
Russian ruble	(0.8)	26.81	—
Swedish krona	(4.2)	7.31	—

			$1.9

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the nine months ended September 30, 2006 would have increased by approximately $4.2 million.
     We had no interest rate swap contracts outstanding in the three months ended September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2005, in February 2006 we received a subpoena from the Securities and Exchange Commission in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” (This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by AGCO Corporation and certain of our subsidiaries.) This subpoena does not imply there have been any violations of the federal securities or other laws, and it is not possible to predict the outcome of this inquiry or its impact, if any, on us. A similar investigation is being conducted in Denmark. We are cooperating fully with these investigations.
ITEM 5. OTHER INFORMATION
     On November 7, 2006, we entered into an Executive Nonqualified Pension Plan, effective January 1, 2005 (the “2005 ENPP”), which is intended to amend and restate our Supplemental Executive Retirement Plan to address tax issues under Internal Revenue Code Section 409A.
     On November 7, 2006 we also entered into an Executive Nonqualified Pension Plan, effective January 1, 2007 (the “2007 ENPP”), which is intended to amend and restate our 2005 ENPP to provide senior executives with an appropriate retirement benefit. In general, the 2007 ENPP provides a group of senior executives with retirement income for a period of fifteen years based on a percentage of their average final cash compensation, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. The benefit paid to the executives employed in a Senior Vice President position or higher is equal to 3% of the average of the last three years of their base salary plus annual incentive payments under the Management Incentive Compensation Plan prior to their termination of employment (“Final Earnings”) times credited years of service, with a maximum benefit of 60% of the Final Earnings. The benefit paid to the executives employed in a Vice President position is equal to 2.25% of their Final Earnings times credited years of service, with a maximum benefit of 45% of the Final Earnings. Benefits under the 2007 ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the 2007 ENPP), but are not payable until the participant reaches age 65 or upon termination of services because of death or disability, adjusted to reflect payment prior to age 65. Assuming 5% annual salary growth and receipt of 75% of target incentive compensation payments during the three years prior to age 65, the estimated annual benefits for Messrs. Richenhagen, Lupton, Ball and Beck at age 65 are $1,143,951, $153,928, $142,488, $782,220, respectively.

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation
10.1	European Securitization Facility	Filed herewith

10.2	2005 Executive Nonqualified Pension Plan	Filed herewith

10.3	2007 Executive Nonqualified Pension Plan	Filed herewith

10.4	Sixth Amendment to Credit Agreement and Consent	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant
Date: November 9, 2006	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)