Form 10-K
period 2006-12-31
AGCO CORP /DE
filed 2007-03-01
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2006

of

AGCO CORPORATION

A Delaware Corporation
IRS Employer Identification No. 58-1960019
SEC File Number 1-12930

4205 River Green Parkway
Duluth, GA 30096
(770) 813-9200

AGCO Corporation’s Common Stock and Junior Preferred Stock purchase rights are registered pursuant to Section 12(b) of the Act and are listed on the New York Stock Exchange.

AGCO Corporation is a well-known seasoned issuer.

AGCO Corporation is required to file reports pursuant to Section 13 or Section 15(d) of the Act. AGCO Corporation (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in a definitive proxy statement, portions of which are incorporated by reference into Part III of this Form 10-K.

The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2006 was approximately $1.7 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 16, 2007, 91,334,349 shares of AGCO Corporation’s Common Stock were outstanding.

AGCO Corporation is a large accelerated filer.

AGCO Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of AGCO Corporation’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are the third largest manufacturer and distributor of agricultural equipment and related replacement parts in the world based on annual net sales. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and Whitetm Planters. We distribute most of our products through a combination of approximately 3,200 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Since our formation, we have grown substantially through a series of over 20 acquisitions. We have been able to expand and strengthen our independent dealer network, introduce new and updated products and expand into new markets to meet the needs of our customers. We also have identified areas of our business in which we can decrease excess manufacturing capacity and eliminate duplication in administrative, sales, marketing and production functions. Since 1991, we have completed several restructuring initiatives in which we relocated production to more efficient facilities, closed manufacturing facilities and reduced operating expenses. In addition, we have continued to focus on strategies and actions to improve our current distribution network, improve our product offerings, reduce the cost of our products and improve asset utilization.

Products

Tractors

Our compact tractors (under 40 horsepower) are sold under the AGCO, Challenger and Massey Ferguson brand names and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40 — 100 horsepower), including two-wheel and all-wheel drive versions. We sell utility tractors primarily under the AGCO, Challenger, Fendt, Massey Ferguson and Valtra brand names. Utility tractors typically are used on small and medium-sized farms and in specialty agricultural industries, including dairies, livestock, orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100 — 500 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the AGCO, Challenger, Fendt, Massey Ferguson and Valtra brand names. Tractors accounted for approximately 67% of our net sales in 2006, 66% in 2005 and 64% in 2004.

Combines

We sell combines primarily under the Gleaner, Massey Ferguson, Fendt and Challenger brand names. Depending on the market, our combines are sold with conventional or rotary technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, which are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 4% of our net sales in 2006, 5% in 2005 and 7% in 2004.

Application Equipment

We offer self-propelled, three and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as pre-emergence, and after crops emerge from the ground, known as post-emergence, primarily under the RoGator, Terra-Gator and Spra-Coupe brand names. We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Application equipment accounted for approximately 5% of our net sales in 2006, 6% in 2005 and 5% in 2004.

Hay Tools and Forage Equipment, Implements and Other Products

We sell hay tools and forage equipment primarily under the Hesston, Massey Ferguson, Challenger, Fendt and AGCO brand names. Hay and forage equipment includes both round and rectangular balers, self-propelled windrowers, forage harvesters, disc mowers, spreaders and mower conditioners and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy and horse industries.

We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include: disk harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior disking; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes loaders, which are used for a variety of tasks including lifting and transporting hay crops. We sell implements, planters and other products primarily under the Hesston, Massey Ferguson, White Planters, Sunflower and Fendt brand names.

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

Our SisuDieseltm engines division produces diesel engines, gears and generating sets for use in Valtra tractors and certain of our other equipment and for sale to third parties. The engine division specializes in the manufacturing of off-road engines in the 50 to 450 horsepower range.

Hay tools and forage equipment, implements, engines and other products accounted for approximately 10% of our net sales in 2006 and 2005 and 11% in 2004.

Replacement Parts

In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for products sold under all of our brand names. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profits and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 14% of our net sales in 2006 and 13% in 2005 and 2004.

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

Europe

We market and distribute farm machinery, equipment and replacement parts to farmers in European markets through a network of approximately 1,200 independent Massey Ferguson, Fendt, Valtra and Challenger dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to the end user. In some cases, dealers carry competing or complementary products from other manufacturers. Sales in Europe accounted for approximately 57% of our net sales in 2006, 50% in 2005 and 51% in 2004.

North America

We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 1,300 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. We sell our RoGator and Terra-Gator sprayer brands directly to end customers, often to fertilizer and chemical suppliers. Sales in North America accounted for approximately 24% of our net sales in 2006, 29% in 2005 and 27% in 2004.

South America

We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 400 independent dealers, primarily supporting the Massey Ferguson, Valtra and Challenger brand names. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 12% of our net sales in 2006 and 2005 and 15% in 2004.

Rest of the World

Outside Europe, North America and South America, we operate primarily through a network of approximately 300 independent Massey Ferguson, Fendt, Valtra and Challenger dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. Sales outside Europe, North America and South America accounted for approximately 7% of our net sales in 2006, 9% in 2005 and 7% in 2004.

Associates and licensees provide a significant distribution channel for our products and a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan and Turkey. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson and Valtra equipment in its home country but may not sell these products in other countries. We generally license to these associates certain technology, as well as the right to use the Massey Ferguson and Valtra trade names. We also sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally provide technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson and Valtra brand names in the licensed territory and also may become a source of low-cost production for us.

During 2006, we established a joint venture located in Russia for the purpose of distributing Fendt and Valtra branded equipment throughout Russia and Kazakhstan.

Parts Distribution

Parts inventories are maintained and distributed in a network of master and regional warehouses throughout North America, South America, Western Europe and Australia in order to provide timely response to customer demand for replacement parts. Our Western European master distribution warehouses are located in Desford, United Kingdom; Ennery, France; and Suolahti, Finland; and our North American master distribution warehouses are located in Batavia, Illinois and Kansas City, Missouri. Our South American master distribution warehouses are located in Mogi das Cruzes, Brazil and Santa Rosa, Rio Grande do Sul, Brazil.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from six to 12 months, depending on the product. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in a majority of the new and used equipment we finance.

Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

For sales outside of the United States and Canada, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where we generated approximately 22% of our net sales in 2006, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2006, 12.2% and 6.7% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were insignificant during 2006. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through our United States and Canadian retail finance joint ventures.

Retail Financing

Through our retail financing joint ventures located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria, end users of our products are provided with a competitive and dedicated financing source. These retail finance companies are owned 49% by us and 51% by a wholly-owned subsidiary of Rabobank. The retail finance joint ventures can tailor retail finance programs to prevailing market conditions and such programs can enhance our sales efforts.

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

Europe

Our tractor manufacturing operations in Europe are located in Suolahti, Finland; Beauvais, France; and Marktoberdorf, Germany. In addition, we maintain a combine assembly facility in Randers, Denmark. The Suolahti facility produces 75 to 280 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 80 to 290 horsepower tractors marketed under the Massey Ferguson, Challenger and AGCO brand names. The Marktoberdorf facility produces 50 to 360 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson, Challenger and Fendt brand names. We also assemble forklifts in our Kempten, Germany facility for sale to third parties and assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. We have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

North America

Our manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota and Queretaro, Mexico. The Beloit facility produces tillage and seeding equipment under the Sunflower brand name. The Hesston facility produces hay and forage equipment marketed under the Hesston, Challenger and Massey Ferguson brand names, rotary combines under the Gleaner, Massey Ferguson and Challenger brand names, and planters under the White Planters brand name. The Jackson facility produces 270 to 570 horsepower track tractors under the Challenger brand name and self-propelled sprayers primarily marketed under the RoGator, Terra-Gator and Spra-Coupe brand names. In Queretaro, we assemble tractors for distribution in the Mexican market under the Challenger and Massey Ferguson brand names.

South America

Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 220 horsepower, and industrial loader-backhoes. The tractors are sold under the Massey Ferguson and AGCO brand names. In Mogi das Cruzes, Brazil we manufacture and assemble tractors, ranging from 50 to 180 horsepower marketed under the Valtra, Challenger and AGCO brand names. We also manufacture conventional combines primarily marketed under the Massey Ferguson brand name in Santa Rosa, Rio Grande do Sul, Brazil.

Third-Party Suppliers

We externally source many of our products, components and replacement parts. Our production strategy is intended to minimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

Some of the products we distribute we purchase from third-party suppliers. We purchase standard and specialty tractors from SAME Deutz-Fahr Group S.p.A. and Carraro S.p.A. and distribute these tractors worldwide. In addition, we purchase some tractor models from a licensee in Turkey and compact tractors from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, combines, implements and hay and forage equipment from various third-party suppliers.

In addition to the purchase of machinery, third-party companies supply significant components used in our manufacturing operations, such as engines and transmissions. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers has generally been favorable.

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

Engineering and Research

We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $127.9 million, or 2.4% of net sales, in 2006, $121.7 million, or 2.2% of net sales, in 2005 and $103.7 million, or 2.0% of net sales, in 2004.

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

The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us. As a result of our acquisition of Valtra in 2004, we acquired the SisuDiesel engine division, which specializes in the manufacturing of off-road engines in the 40 to 450 horsepower range. SisuDiesel currently complies with Com II, Tier II and Tier III emissions requirements set by European and United States regulatory authorities. We expect to meet future emissions requirements through the introduction of new technology on the engines, as necessary.

Our international operations also are subject to environmental laws, as well as various other national and local laws, in the countries in which we manufacture and sell our products. We believe that we are in compliance with these laws in all material respects and that the cost of compliance with these laws in the future will not have a materially adverse effect on us.

Regulation and Government Policy

Domestic and foreign political developments and government regulations and policies directly affect the agricultural industry in the United States and abroad and indirectly affect the agricultural equipment business. The application, modification or adoption of laws, regulations or policies could have an adverse effect on our business.

We are subject to various federal, state and local laws affecting our business, as well as a variety of regulations relating to such matters as working conditions and product safety. A variety of laws regulate our contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

Employees

As of December 31, 2006, we employed approximately 12,800 employees, including approximately 3,500 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information

Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in the “Annual Reports/10Ks” section of our website’s “Investors & Media” section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	Forms 3, 4 and 5

The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).

We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available in the “Corporate Governance” section of our website’s “Investors & Media” section; and

•	our code of ethics, which is available under the heading “Office of Ethics and Compliance” in the “Corporate Governance” section.

In addition, in the event of any waivers of our Code of Ethics, those waivers will be available in the “Office of Ethics and Compliance” section of our website.

Executive Officers of the Registrant

The table sets forth information as of January 31, 2007 with respect to each person who is an executive officer of the Company.

Name	Age	Positions

Martin Richenhagen	54	Chairman of the Board, President and Chief Executive Officer
Garry L. Ball	59	Senior Vice President — Engineering
Andrew H. Beck	43	Senior Vice President — Chief Financial Officer
Norman L. Boyd	63	Senior Vice President — Human Resources
David L. Caplan	59	Senior Vice President — Materials Management, Worldwide
André M. Carioba	55	Senior Vice President and General Manager, South America
Gary L. Collar	50	Senior Vice President and General Manager, EAME and EAPAC
Robert B. Crain	47	Senior Vice President and General Manager, North America
Randall G. Hoffman	55	Senior Vice President — Global Sales and Marketing
Frank C. Lukacs	47	Senior Vice President — Manufacturing and Quality
Stephen D. Lupton	62	Senior Vice President — Corporate Development and General Counsel
Hubertus M. Muehlhaeuser	37	Senior Vice President — Strategy & Integration and Information Technology; General Manager Engines

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

André M. Carioba has been Senior Vice President and General Manager, South America since July 2006. Mr. Carioba held several positions with BMW Group and its subsidiaries worldwide, including President and Chief Executive Officer of BMW Brazil Ltda., from August 2000 to December 2005, Director of Purchasing and Logistics of BMW Brazil Ltda., from September 1998 to July 2000 and Senior Manager for International Purchasing Projects of BMW AG in Germany from January 1995 to August 1998.

Gary L. Collar has been Senior Vice President and General Manager, EAME and EAPAC since January 2004. Mr. Collar was Vice President, Worldwide Market Development for the Challenger Division from May 2002 until January 2004. Between 1994 and 2002, Mr. Collar held various senior executive positions with ZF Friedrichshaven A.G., including Vice President Business Development, North America, from 2001 until 2002, and President and Chief Executive Officer of ZF-Unisia Autoparts, Inc., from 1994 until 2001.

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

Frank C. Lukacs has been Senior Vice President — Manufacturing and Quality since October 2003. Mr. Lukacs was Senior Director of Manufacturing with Case Corporation from 1996 to October 2003. He held various manufacturing positions with Simpson Industries from 1987 to 1996, most recently as Senior Director Manufacturing — Engine Products Group. Prior to that, he served in various manufacturing and general management positions with General Motors Corporation from 1977 to 1987, most recently as Manufacturing Supervisor and as Senior Industrial Engineer.

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

Hubertus M. Muehlhaeuser has been Senior Vice President — Strategy & Integration and Information Technology since September 2005 (Information Technology responsibility was assumed in September 2006). Effective February 1, 2007, he also was named General Manager Engines. Previously, he spent over ten years with Arthur D. Little, Ltd., an international management-consulting firm, where he was made a partner in 1999. From October 2000 to May 2005, he led that firm’s Global Strategy and Organization Practice as a member of the firm’s global management team, and was the firm’s managing director of Switzerland from April 2001 to May 2005.

Financial Information on Geographical Areas

For financial information on geographic areas, see pages 104 through 106 of this Form 10-K under the caption “Segment Reporting” which information is incorporated herein by reference.

Item 1A.	Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, net sales and income, restructuring and other infrequent expenses, impacts of unrecognized actuarial losses related to our pension plans, related realization of net deferred tax assets and the fulfillment of working capital needs, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

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

Our business routinely is subject to claims and legal actions, some of which could be material.

We routinely are a party to claims and legal actions incidental to our business. These include claims for personal injuries by users of farm equipment, disputes with distributors, vendors and others with respect to commercial matters, and disputes with taxing and other governmental authorities regarding the conduct of our business. In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries. The subpoena arises from sales by our subsidiaries of farm equipment to the Iraq ministry of agriculture. We are cooperating fully with the inquiry. The subpoena does not imply that there have been any violations of the federal securities or other laws. However, should the SEC (or the U.S. Department of Justice, which is participating in the SEC’s inquiry) determine that we have violated federal law, we could be subject to civil or criminal fines and penalties, or both. A similar proceeding has been initiated against one of our subsidiaries in Denmark, and on November 26, 2006, the French government initiated an investigation of one of our subsidiaries in France. It is not possible to predict the outcome of these inquiries or their impact, if any, on us.

A majority of our sales and manufacturing take place outside the United States, and, as a result, we are exposed to risks related to foreign laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies. These risks may delay or reduce our realization of value from our international operations.

For the year ended December 31, 2006, we derived approximately $4.4 billion or 81% of our net sales from sales outside the United States. The primary foreign countries in which we do business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies of the foreign countries in which we conduct business. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth and price controls.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2006, we had approximately $275.6 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.

We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

We have a significant amount of indebtedness. As of December 31, 2006, we had total long-term indebtedness, including current portions of long-term indebtedness, of approximately $785.0 million, stockholders’ equity of approximately $1,493.6 million and a ratio of total indebtedness to equity of approximately 0.5 to 1.0. We also had short-term obligations of $153.4 million, capital lease obligations of $3.9 million, unconditional purchase or other long-term obligations of $565.6 million, and amounts funded under an accounts receivable securitization facility of $429.6 million. In addition, we had guaranteed indebtedness owed to third parties of approximately $88.0 million, primarily related to dealer and end-user financing of equipment.

Holders of our 1 3/4% convertible senior subordinated notes due 2033 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2006, the closing sales price of our common stock had exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending December 31, 2006, and therefore, we classified the notes as a current liability. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility, or a combination of these sources.

Our substantial indebtedness could have important adverse consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from introducing new products or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions; and

•	prevent us from selling additional receivables to our commercial paper conduit.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal properties as of January 31, 2007, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		164,500
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,276,500
Jackson, Minnesota	Manufacturing		596,000
Kansas City, Missouri	Parts Distribution/Warehouse	563,900
International:
Stoneleigh, United Kingdom	Regional Headquarters	85,000
Desford, United Kingdom	Parts Distribution	298,000
Beauvais, France(1)	Manufacturing		1,094,500
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing		714,500
Baumenheim, Germany	Manufacturing		471,400
Randers, Denmark(2)	Manufacturing		683,000
Linnavuori, Finland	Manufacturing		306,000
Suolahti, Finland	Manufacturing/Parts Distribution		549,900
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		95,000
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/Manufacturing/Parts distribution		615,300
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		386,500
Mogi das Cruzes, Brazil	Manufacturing/Parts distribution		722,200

(1)	Includes our joint venture with GIMA, in which we own a 50% interest.

(2)	We are currently marketing a portion of the Randers, Denmark property for sale.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries. The subpoena arises from sales by our subsidiaries of farm equipment to the Iraq ministry of agriculture. We are cooperating fully with the inquiry. The subpoena does not imply there have been any violations of the federal securities or other laws. However, should the SEC (or the U.S. Department of Justice, which is participating in the SEC’s inquiry) determine that we have violated federal law, we could be subject to civil or criminal fines and penalties, or both. A similar proceeding has been initiated against one of our subsidiaries in Denmark, and on November 28, 2006, the French government initiated an investigation of one of our subsidiaries in France. It is not possible to predict the outcome of these inquiries or their impact, if any, on us.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AG. As of the close of business on February 16, 2007, the closing stock price was $37.88, and there were 596 stockholders of record. (This number does not include stockholders who hold their stock through brokers, banks and other nominees.) The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low

2006
First Quarter	$20.99	$16.31
Second Quarter	28.53	20.66
Third Quarter	26.93	22.94
Fourth Quarter	32.93	24.61

	High	Low

2005
First Quarter	$21.31	$18.16
Second Quarter	19.54	16.57
Third Quarter	21.30	18.06
Fourth Quarter	17.91	14.74

DIVIDEND POLICY

We currently do not pay dividends. We cannot provide any assurance that we will pay dividends in the foreseeable future. Although we are in compliance with all provisions of our debt agreements, our credit facility and the indenture governing our senior subordinated notes contain restrictions on our ability to pay dividends in certain circumstances.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and the related notes. Our operating data and selected balance sheet data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 were derived from the 2006, 2005, 2004, 2003 and 2002 Consolidated Financial Statements, which have been audited by KPMG LLP, independent registered public accounting firm. The Consolidated Financial Statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 and the reports thereon, which refer to changes in the methods of accounting for share-based payment and defined benefit pension and other postretirement plans and the method of quantifying errors in 2006, are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2006(1)	2005(1)	2004(3)(4)	2003(1)	2002(1)
	(in millions, except per share data)

Operating Data:
Net sales	$5,435.0	$5,449.7	$5,273.3	$3,495.3	$2,922.7
Gross profit	927.8	933.6	952.9	616.4	531.8
Income from operations	68.9	274.7	323.5	184.3	103.5
Net (loss) income	$(64.9)	$31.6	$158.8	$74.4	$(84.4)
Net (loss) income per common share — diluted(2)	$(0.71)	$0.35	$1.71	$0.98	$(1.14)
Weighted average shares outstanding — diluted(2)	90.8	90.7	95.6	75.8	74.2

	As of December 31,
	2006(1)	2005(1)	2004(3)(4)	2003	2002(1)
	(in millions, except number of employees)

Balance Sheet Data:
Cash and cash equivalents	$401.1	$220.6	$325.6	$147.0	$34.3
Working capital	685.4	825.8	1,045.5	755.4	599.4
Total assets	4,114.5	3,861.2	4,297.3	2,839.4	2,349.0
Total long-term debt, excluding current portion	577.4	841.8	1,151.7	711.1	636.9
Stockholders’ equity	1,493.6	1,416.0	1,422.4	906.1	717.6
Other Data:
Number of employees	12,804	13,023	14,313	11,278	11,555

(1)	During the fourth quarter of 2006, we completed our annual impairment analysis of goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets,” and concluded that the goodwill associated with our Sprayer business was impaired. We therefore recorded a write-down of the total amount of such goodwill of approximately $171.4 million. During the fourth quarter of 2005, we recognized a non-cash income tax charge of approximately $90.8 million related to increasing the valuation allowance for our U.S. deferred income tax assets. During 2003 and 2002, we recorded restructuring and other infrequent expenses of approximately $27.6 million and $42.7 million, respectively, primarily related to the closure of our tractor manufacturing facility located in Coventry, England. During the fourth quarter of 2002, we recognized a non-cash income tax charge of approximately $91.0 million related to increasing the valuation allowance for our U.S. deferred income tax assets.

(2)	During the fourth quarter of 2004, we adopted the provisions of EITF 04-08, which required that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. We therefore included approximately 9.0 million additional shares of common stock that may have been issued upon conversion of our former 1 3/4% convertible senior subordinated notes in our diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. On June 29, 2005, we completed an exchange of our 1 3/4% convertible senior subordinates notes for new notes that provide for settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. In the future, dilution of weighted shares will depend on our stock price once the market price trigger or other specified conversion circumstances are met for the excess conversion value using the treasury stock method. Our 1 1/4% convertible senior subordinated notes issued in December 2006 will also potentially impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method. For the years ended December 31, 2006 and 2005, approximately 1.2 million and 4.4 million shares, respectively, were excluded from diluted weighted average shares outstanding calculation related to the assumed conversion of our 1 3/4% convertible senior subordinated notes as the impact would have been antidilutive. See Note 1 to the Consolidated Financial Statements where this impact and the exchange are described more fully.

(3)	On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). The results of operations for the Valtra acquisition have been included in our Consolidated Financial Statements from the date of acquisition. See Note 2 to the Consolidated Financial Statements where the acquisition of Valtra is described more fully.

(4)	On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering and received net proceeds of approximately $300.1 million. See Note 9 to the Consolidated Financial Statements where this offering is described more fully.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra®, and Whitetm Planters. We distribute most of our products through a combination of approximately 3,200 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended
	December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.9	82.9	81.9

Gross profit	17.1	17.1	18.1
Selling, general and administrative expenses	10.0	9.6	9.7
Engineering expenses	2.4	2.2	2.0
Restructuring and other infrequent expenses	—	—	—
Goodwill impairment charge	3.1	—	—
Amortization of intangibles	0.3	0.3	0.3

Income from operations	1.3	5.0	6.1
Interest expense, net	1.0	1.5	1.5
Other expense, net	0.6	0.6	0.4

(Loss) income before income taxes and equity in net earnings of affiliates	(0.3)	2.9	4.2
Income tax provision	1.4	2.7	1.6

(Loss) income before equity in net earnings of affiliates	(1.7)	0.2	2.6
Equity in net earnings of affiliates	0.5	0.4	0.4

Net (loss) income	(1.2)%	0.6%	3.0%

2006 Compared to 2005

Net loss for 2006 was $64.9 million, or $0.71 per diluted share, compared to net income for 2005 of $31.6 million, or $0.35 per diluted share. Our results for 2006 include the following items:

•	a non-cash goodwill impairment charge of $171.4 million, or $1.81 per share, related to our Sprayer business in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”); and

•	restructuring and other infrequent expenses of $1.0 million, or $0.01 per share, primarily related to the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices.

Our results for 2005 included the following items:

•	a non-cash deferred income tax charge of $90.8 million, or $0.95 per share, related to increasing the valuation allowance against our United States deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”); and

•	the redemption of our $250 million 9 1/2% senior notes due 2008 at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. At the time of redemption, we recorded interest expense for the premium of approximately $11.9 million, or $0.13 per share, and approximately $2.2 million, or $0.02 per share, for the write-off of the remaining balance of the deferred debt issuance costs; and

•	the exchange of our former 1 3/4% convertible senior subordinated notes with new notes in June 2005 that resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis.

Net sales for 2006 were approximately 0.3% lower than 2005 primarily due to significant sales declines in the North America, South America and Asia/Pacific regions, primarily due to weak market demand. The decline was partially offset by sales growth in the Europe/Africa/Middle East region, particularly in Europe. Income from operations, including restructuring and other infrequent expenses and a $171.4 million goodwill impairment charge, was $68.9 million in 2006 compared to $274.7 million in 2005. In addition to the impairment charge, the decrease in income from operations was due primarily to lower operating income in the North America and Asia/Pacific regions as a result of sales declines, partially offset by improvements in our Europe/Africa/Middle East and South American operations. Operating margins declined in 2006 as a result of reduced production levels, sales declines, higher engineering expenses and negative currency impacts. Productivity improvements and favorable sales mix helped to offset a portion of the decline.

In our Europe/Africa/Middle East operations, income from operations improved approximately $36.9 million in 2006 compared to 2005. The increase is the result of higher sales levels compared to 2005, particularly in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe, as well as margin improvements achieved through productivity improvements and sales mix. Income from operations in our South American operations increased approximately $7.4 million in 2006 compared to 2005. This improvement was the result of higher margins. In North America, income from operations decreased approximately $54.9 million in 2006 compared to 2005 primarily due to a reduction in net sales resulting from lower dealer deliveries that led to a reduction in dealer inventory levels, as well as weaker market conditions. We estimate that dealer inventory levels in North America as of December 31, 2006 declined approximately 14% compared to end of year 2005 levels. Income from operations in our Asia/Pacific region decreased approximately $14.7 million in 2006 compared to 2005 due to lower sales and weaker market conditions in Asia, particularly in Japan, New Zealand and Australia.

Retail Sales

Worldwide industry equipment demand declined in 2006, with the largest reductions in North America and South America as well as the Asia/Pacific region. In North America, industry demand declined particularly in higher horsepower equipment segments. A reduction in net farm income, caused by an increase in fuel and fertilizer input costs, contributed to the decline in demand. In Europe, industry demand increased slightly compared to the prior year due to growth in the German, U.K., Scandinavian and Eastern and Central European markets. In South America, industry demand continued to decline in 2006 due to reduced farm profits resulting from dry weather conditions, the impact of the strong Brazilian currency on exports of commodities and high farmer debt levels. Demand stabilized in the latter half of the year in the major market of Brazil, primarily due to solid growth in the citrus and sugar cane sectors.

In the United States and Canada, industry unit retail sales of tractors decreased approximately 3% in 2006 compared to 2005, resulting from declines in the compact and high horsepower tractor segments, offset by a slight increase in the utility tractor segment. Industry unit retail sales of combines decreased approximately 6% when compared to the prior year. Our unit retail sales of tractors and combines in North America also decreased compared to 2005 levels. In Europe, industry unit retail sales of tractors increased approximately 3% in 2006 compared to 2005. Retail demand improved in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe but declined in France, Italy and Finland. Our unit retail sales of tractors were higher during 2006 compared to 2005. In South America, industry unit retail sales of tractors in 2006 decreased approximately 1% compared to 2005. Retail sales of tractors in the major market of Brazil increased approximately 15% during 2006. Industry unit retail sales of combines during 2006 were 37% lower than the prior year, with a decline in Brazil of approximately 33% compared to the prior year. Our unit retail sales of tractors and combines in South America were also lower in 2006 compared to 2005. In other international markets, our net sales for 2006 were approximately 16% lower than the prior year, particularly in Asia, the Middle East, Australia and New Zealand.

Statements of Operations

Net sales for 2006 were $5,435.0 million compared to $5,449.7 million for 2005. The decrease was primarily attributable to significant sales declines in the North America, South America and Asia/Pacific regions, partially offset by sales growth in the Europe/Africa/Middle East region, as well as positive currency translation impacts. Currency translation positively impacted net sales by approximately $114.7 million, primarily due to the continued strengthening of the Brazilian Real and the Euro. The following table sets forth, for the periods indicated, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due to Currency
			Change		Translation
	2006	2005	$	%	$	%

North America	$1,283.8	$1,607.8	$(324.0)	(20.2)%	$11.5	0.7%
South America	657.2	648.5	8.7	1.3%	44.9	6.9%
Europe/Africa/Middle East	3,334.4	2,988.7	345.7	11.6%	57.4	1.9%
Asia/Pacific	159.6	204.7	(45.1)	(22.0)%	0.9	0.5%

	$5,435.0	$5,449.7	$(14.7)	(0.3)%	$114.7	2.1%

Regionally, net sales in North America decreased during 2006 primarily resulting from weaker market conditions and lower dealer deliveries, which led to a reduction in dealer inventory levels. In the Europe/Africa/Middle East region, net sales increased in 2006 primarily due to sales growth in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe. In South America, net sales, excluding the impact of currency translation, decreased during 2006 compared to 2005 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales decreased in 2006 compared to 2005 due to decreases in industry demand in the region, particularly in Asia, Australia and New Zealand. We estimate that consolidated price increases during 2006 contributed approximately 2% as an offset to the decrease in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 71% of our net sales in 2006, were relatively flat compared to 2005. Unit sales of tractors and combines decreased approximately 5% during 2006 compared to 2005. The difference between the unit sales decrease and the decrease in net sales is the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	2006		2005
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$927.8	17.1%	$933.6	17.1%
Selling, general and administrative expenses	541.7	10.0%	520.7	9.6%
Engineering expenses	127.9	2.4%	121.7	2.2%
Restructuring and other infrequent expenses	1.0	—	—	—
Goodwill impairment charge	171.4	3.1%	—	—
Amortization of intangibles	16.9	0.3%	16.5	0.3%

Income from operations	$68.9	1.3%	$274.7	5.0%

Gross profit as a percentage of net sales was flat during 2006 as compared to 2005. The impact of lower production levels and negative currency impacts were offset by the impact of pricing, improved productivity and new products. Margins in North America were affected by the weak United States dollar on products imported from our European and Brazilian facilities and higher warranty costs. Unit production of tractors and combines during 2006 was approximately 9% lower than 2005. Productivity improvements were achieved through purchasing initiatives, resourcing of components and labor efficiencies. We recorded approximately $0.1 million of stock compensation expense, within cost of goods sold, during 2006 associated with applying the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), as is more fully explained in Note 1 to our Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during 2006 compared to 2005 primarily as a result of the impact of lower sales volumes in 2006. We recorded approximately $3.5 million of stock compensation expense, within SG&A, during 2006 associated with applying the provisions of SFAS No. 123R, as is more fully explained in Note 1 to our Consolidated Financial

Statements. The increase in SG&A expenses was primarily a result of currency translation impacts. Engineering expenses increased during 2006 as a result of our increase in spending to fund product improvements and cost reduction projects.

The restructuring and other infrequent expenses in 2006 primarily related to severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. The restructuring and other infrequent expenses in 2005 primarily related to the rationalization of our Randers, Denmark combine manufacturing operations. During the second quarter of 2005, we completed auctions of remaining machinery and equipment at the Randers facility and recorded a gain associated with such actions. The gain was offset by restructuring expenses associated with the Randers rationalization, consisting primarily of employee retention payments and other facility closure costs. We also recorded restructuring expenses during 2005 associated with severance costs, retention payments, asset write-downs and contract termination costs related to the rationalization of our Finnish tractor manufacturing, parts distribution and sales operations. See “Restructuring and Other Infrequent Expenses.”

In 2006, sales and operating income of our Sprayer operations declined significantly as compared to prior years. In addition, our projections for our Sprayer business did not result in a valuation sufficient to support the carrying amount of the goodwill balance on our Consolidated Balance Sheet. As a result, during the fourth quarter of 2006, we recorded a non-cash goodwill impairment charge of $171.4 million related to our Sprayer operations in accordance with the provisions of SFAS No. 142.

Interest expense, net was $55.2 million for 2006 compared to $80.0 million for 2005. The decrease in interest expense, net during 2006 was primarily due to the redemption of our $250 million 9 1/2% senior notes during the second quarter of 2005. We redeemed the notes at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt issuance costs associated with the senior notes of approximately $2.2 million were recognized in interest expense, net in the second quarter of 2005. In December 2006, we issued $201.3 million of 1 1/4% convertible senior subordinated notes and received proceeds of approximately $196.4 million, after related fees and expenses. We used the net proceeds received from the issuance of the notes, as well as available cash on hand, to repay a portion of our outstanding United States and Euro denominated term loans. We recorded interest expense of approximately $2.0 million for the proportionate write-off of deferred debt issuance costs associated with the term loan balances that were repaid. See “Liquidity and Capital Resources.”

Other expense, net was $32.9 million in 2006 compared to $34.6 million in 2005. Losses on sales of receivables primarily under our securitization facilities were $29.9 million in 2006 compared to $22.4 million in 2005. The increase during 2006 is primarily due to higher interest rates in 2006 compared to 2005. This increase in other expense, net was offset by foreign exchange gains during 2006 versus foreign exchange losses during 2005.

We recorded an income tax provision of $73.5 million in 2006 compared to $151.1 million in 2005. During the fourth quarter of 2005, we recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against our United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. In 2006 and 2005, our effective tax rate was negatively impacted by incurring losses in tax jurisdictions where we recorded no tax benefit. The most significant impact related to losses incurred in the United States. In 2006, we incurred losses in the United States primarily due to lower operating margins as further discussed below. In 2005, we incurred losses in the United States due in part to costs associated with the second quarter redemption of our senior notes, as discussed above, as well as lower operating margins as discussed above. At December 31, 2006 and 2005, we had gross deferred tax assets of $472.5 million and $429.8 million, respectively, including $246.6 million and $192.9 million, respectively, related to net operating loss carryforwards. At December 31, 2006 and 2005, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $291.4 million and $252.8 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark and the United States. Realization of the remaining deferred tax assets as of December 31, 2006 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

2005 Compared to 2004

Net income for 2005 was $31.6 million, or $0.35 per diluted share, compared to net income for 2004 of $158.8 million, or $1.71 per diluted share. Our results for 2005 include the following items:

•	a non-cash deferred income tax charge of $90.8 million, or $0.95 per share, related to increasing the valuation allowance against our United States deferred tax assets in accordance with SFAS No. 109; and

•	the redemption of our $250 million 9 1/2% senior notes due 2008 at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. At the time of redemption, we recorded interest expense for the premium of approximately $11.9 million, or $0.13 per share, and approximately $2.2 million, or $0.02 per share, for the write-off of the remaining balance of the deferred debt issuance costs; and

•	the exchange of our former 1 3/4% convertible senior subordinated notes with new notes in June 2005 that resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis.

Our results for 2004 included the following item:

•	the implementation of Emerging Issues Task Force (“EITF”) Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which resulted in the addition of approximately 9.0 million shares to our weighted average shares outstanding for purposes of computing diluted net income per share.

Net sales for 2005 were approximately 3% higher than 2004 primarily due to sales growth in the North America and Europe/Africa/Middle East regions, as well as positive currency translation impacts. This growth was offset by significant sales declines in South America due to weak market demand. Income from operations, including restructuring expenses and restricted stock compensation, was $274.7 million in 2005 compared to $323.5 million in 2004. The decrease in income from operations was primarily due to lower operating income in South America and North America, partially offset by improvements in our Europe/Africa/Middle East operations. Operating margins declined in 2005 as a result of reduced margins in South America primarily due to a significant reduction in industry demand and the impact of the strengthening Brazilian Real.

In our Europe/Africa/Middle East region, income from operations improved $55.7 million in 2005 compared to 2004. The increase reflects higher sales outside Western Europe and margin improvements achieved through productivity improvements, new product introductions, expense control measures and pricing changes. Operating income in South America decreased $89.2 million during 2005 compared to 2004, due to sales declines resulting from the deterioration in market conditions. Operating margins in South America declined significantly in 2005 resulting from lower production levels, unfavorable sales mix and the impact of the continued strengthening of the Brazilian Real on sales outside of Brazil. In North America, operating income decreased $15.1 million during 2005 compared to 2004. Although higher sales volumes were achieved from improved market conditions and sales performance in North America, these benefits were offset by reduced margins due to higher costs from the impact of the weak United States dollar on products produced primarily in Brazil, higher warranty costs and increased engineering expenses related to new product offerings. Operating income in our Asia/Pacific region increased $2.1 million in 2005 compared to 2004 due to higher sales in Asia.

Retail Sales

Worldwide industry equipment demand declined in 2005, with the largest reductions in Europe and South America. In North America, industry demand remained relatively stable supported by solid farm income, although drought conditions in certain areas of the United States impacted demand in the latter part of the year. In Europe, industry demand softened in the second half of 2005 as a result of lower agricultural production mainly due to dry weather conditions in Southern Europe, as well as uncertainty related to Common Agricultural Policy farm subsidy reforms. In South America, industry demand declined significantly in 2005 due to drought conditions in Southern Brazil and reduced farm profits resulting from lower commodity prices and the continued strengthening of the Brazilian Real.

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

Statements of Operations

Net sales for 2005 were $5,449.7 million compared to $5,273.3 million for 2004. The increase was primarily attributable to sales growth in the North America and Europe/Africa/Middle East regions, as well as positive currency translation impacts. Currency translation positively impacted net sales by approximately $94.6 million, primarily due to the continued strengthening of the Brazilian Real. The following table sets forth, for the periods indicated, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due to Currency
			Change		Translation
	2005	2004	$	%	$	%

North America	$1,607.8	$1,412.5	$195.3	13.8%	$17.9	1.3%
South America	648.5	796.8	(148.3)	(18.6)%	84.3	10.6%
Europe/Africa/ Middle East	2,988.7	2,873.0	115.7	4.0%	(11.2)	(0.4)%
Asia/Pacific	204.7	191.0	13.7	7.2%	3.6	1.9%

	$5,449.7	$5,273.3	$176.4	3.3%	$94.6	1.8%

Regionally, net sales in North America increased during 2005 primarily due to strong retail sales and improved product availability. In the Europe/Africa/Middle East region, net sales increased in 2005 primarily due to sales growth in Germany, Eastern Europe and the Middle East. Net sales in South America decreased during 2005 compared to 2004 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales increased in 2005 compared to 2004 due to increases in industry demand in the region, particularly in Asia. We estimate that consolidated price increases during 2005 contributed approximately 4% to the increase in net sales.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	2005		2004
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$933.6	17.1%	$952.9	18.1%
Selling, general and administrative expenses	520.7	9.6%	509.8	9.7%
Engineering expenses	121.7	2.2%	103.7	2.0%
Restructuring and other infrequent expenses	—	—	0.1	—
Amortization of intangibles	16.5	0.3%	15.8	0.3%

Income from operations	$274.7	5.0%	$323.5	6.1%

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

SG&A expenses as a percentage of net sales decreased slightly during 2005 compared to 2004 primarily as a result of higher sales levels and cost reduction initiatives. Engineering expenses increased during 2005 as a result of our increase in spending to fund product improvements and cost reduction projects. We recorded $0.4 million and $0.5 million of stock compensation expense in 2005 and 2004, respectively, within SG&A, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The restructuring and other infrequent expenses in 2005 primarily related to the rationalization of our Randers, Denmark combine manufacturing operations. During the second quarter of 2005, we completed auctions of remaining machinery and equipment at the Randers facility and recorded a gain associated with such actions. The gain was offset by restructuring expenses associated with the Randers rationalization, consisting primarily of employee retention payments and other facility closure costs. We also recorded restructuring expenses during 2005 associated with severance costs, retention payments, asset write-downs and contract termination costs related to the rationalization of our Finnish tractor manufacturing, parts distribution and sales operations. The restructuring expenses in 2004 primarily related to charges incurred resulting from the Randers rationalization, as well as costs associated with various rationalization initiatives in Europe and the United States, offset by gains on the sale of property, plant and equipment related to our Coventry, England facility closure as well as a revision to a previously established provision that resulted in the reduction in the estimated costs associated with our pension plan in the United Kingdom. See “Restructuring and Other Infrequent Expenses.”

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

Other expense, net was $34.6 million in 2005 compared to $22.1 million in 2004. Losses on sales of receivables primarily under our securitization facilities were $22.4 million in 2005 compared to $15.6 million in 2004. The increase during 2005 was primarily due to higher interest rates in 2005 compared to 2004, as well as additional outstanding funding during portions of 2005. We also experienced foreign exchange losses during 2005 compared to foreign exchange gains in 2004.

We recorded an income tax provision of $151.1 million in 2005 compared to $86.2 million in 2004. During the fourth quarter of 2005, we recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against our United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies and determined that an adjustment to the valuation allowance was appropriate. The effective tax rate excluding the non-cash deferred income tax charge was 37.7% for 2005 compared to 38.4% during 2004. In both years, our effective tax rate was negatively impacted by incurring losses in tax jurisdictions where we recorded no tax benefit. The most significant impact related to losses incurred in the United States in 2005 and Denmark in 2004. In 2005, we incurred losses in the United States due in part to costs associated with the second quarter redemption of our senior notes, as discussed above, as well as lower operating margins as discussed above. In 2004, we incurred losses in Denmark primarily due to the rationalization of our combine manufacturing operations in Randers, Denmark. At December 31, 2005 and 2004, we had gross deferred tax assets of $429.8 million and $430.8 million, respectively, including $192.9 million and $188.2 million, respectively, related to net operating loss carryforwards. At December 31, 2005 and 2004, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $252.8 million and $142.9 million, respectively, primarily related to net operating loss carryforwards in Argentina, Brazil, Denmark and the United States.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)

2006:
Net sales	$1,169.8	$1,450.5	$1,180.9	$1,633.8
Gross profit	206.3	251.3	204.3	265.9
Income (loss) from operations(1)	43.9	82.6	32.2	(89.8)
Net income (loss)(1)	17.3	40.9	5.4	(128.5)
Net income (loss) per common share — diluted(1)	0.19	0.45	0.06	(1.41)
2005:
Net sales	$1,256.9	$1,574.3	$1,233.6	$1,384.9
Gross profit	219.5	271.2	219.0	223.9
Income from operations(1)	53.0	109.2	58.8	53.7
Net income (loss)(1)	21.5	46.1	27.8	(63.8)
Net income (loss) per common share — diluted(1)	0.23	0.47	0.31	(0.71)

(1)	For 2006, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses of $0.1 million, $0.0 million, $0.9 million and $0.0 million, respectively, thereby impacting net income per common share on a diluted basis by $0.00, $0.00, $0.01 and $0.00, respectively.

For 2006, the quarter ended December 31 included a non-cash goodwill impairment charge of $171.4 million, or $1.81 per share, related to our Sprayer business in accordance with the provisions of SFAS No. 142. For 2005, the quarter ended December 31 included a non-cash deferred income tax charge of $90.8 million, or $0.95 per share, related to increasing the valuation allowance against our U.S. deferred tax assets in accordance with the provisions of SFAS No. 109.

For 2005, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses (income) of $1.0 million, $(0.8) million, $0.0 million and $0.0 million, respectively, thereby impacting net income per common share on a diluted basis by $0.01, $(0.01), $0.00 and $0.00, respectively.

Restructuring and Other Infrequent Expenses

We recorded restructuring and other infrequent expenses of $1.0 million, $0.0 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The charges in 2006 include severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. The net charges in 2005 include a $1.5 million gain on the sale of property, plant and equipment related to the completion of auctions of machinery and equipment associated with the rationalization of our Randers, Denmark combine manufacturing operations. The gain was offset by $0.8 million of employee retention payments and facility closure costs incurred associated with the Randers rationalization, as well as $0.7 million of severance, asset write-downs and other facility closure costs related to the rationalization of our Finnish tractor manufacturing, sales and parts operations. We did not record an income tax benefit or provision associated with the charges or gain relating to the Randers rationalization during 2005. The 2004 net charges consisted of an $8.2 million pre-tax write-down of property, plant and equipment associated with the Randers rationalization, $3.3 million of severance and facility closure costs associated with the Randers rationalization, a $1.4 million charge associated with the rationalization of certain administrative functions within our Finnish tractor manufacturing facility, as well as $0.5 million of charges associated with various rationalization initiatives in Europe and the United States initiated in 2002, 2003 and 2004. These charges were offset by gains on the sale of our Coventry, England manufacturing facility and related machinery and equipment of $8.3 million, $0.9 million of restructuring reserve reversals related to the Coventry closure and a reversal of $4.1 million of the previously established provision related to litigation involving our U.K. pension plan. We did not record an income tax benefit associated with the charges relating to the Randers rationalization during 2004, when the plan was announced.

Coventry, United Kingdom European headquarters rationalization

During the third quarter of 2006, we initiated the restructuring of certain parts, sales, marketing and administrative functions within our Coventry, United Kingdom European headquarters, resulting in the termination of approximately 13 employees. We recorded severance costs of approximately $0.4 million associated with the restructuring during 2006. All employees had been terminated and all severance costs had been paid as of December 31, 2006. This rationalization was completed to improve our ongoing cost structure and to reduce SG&A expenses. This rationalization is more fully described in Note 3 to our Consolidated Financial Statements.

German sales office rationalizations

During the third quarter of 2006, we announced the closure of two of our sales offices located in Germany, one of which was a Valtra sales office. The closures will result in the termination of approximately 16 employees. We recorded severance costs of approximately $0.5 million associated with the closures during 2006. None of the severance costs had been paid as of December 31, 2006 and none of the employees had been terminated. The severance costs and related terminations are expected to be paid and completed during 2007. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

Valtra European sales office rationalizations

During the second quarter of 2005, we announced that we were changing our distribution arrangements for our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. We recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, we completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within our Consolidated Statements of Operations. During the first quarter of 2006, we recorded an additional $0.1 million of severance costs related to these closures. As of December 31, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

Valtra Finland administrative and European parts rationalizations

During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. We recorded an additional $0.1 million of severance costs during the first quarter of 2005 associated with this rationalization, and during the fourth quarter of 2005, we reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at December 31, 2006 are expected to be paid through 2009. In addition, during 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations. These rationalizations were completed to improve our ongoing cost structure and SG&A expenses. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

Randers, Denmark rationalization

During the third quarter of 2004, we announced and initiated a plan to restructure our European combine manufacturing operations located in Randers, Denmark in order to reduce the cost and complexity of the Randers manufacturing operation by simplifying the model range and eliminating the facility’s component manufacturing operations. Component manufacturing operations ceased in February 2005. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. Our plans also included a rationalization of the combine model range assembled in Randers, retaining the production of the high specification, high value combines. We achieved savings of approximately $6.6 million in 2005 and an additional $2.2 million in 2006 associated with the restructuring plan. These savings primarily impacted cost of goods sold. Total cash restructuring costs were approximately $4 million. During 2004, we recorded an $8.2 million write-down of property, plant and equipment, as well as $3.3 million of severance costs, employee retention payments and facility closure costs. We also recorded approximately $3.7 million of inventory write-downs during 2004, reflected in costs of goods sold, related to inventory that was identified as obsolete as a result of the restructuring plan. During 2005, we recorded an additional $0.8 million of restructuring costs related to the rationalization, primarily related to employee retention payments and other facility closure costs. During the second quarter of 2005, we completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected in “Restructuring and other infrequent expenses” within our Consolidated Statements of Operations. As of December 31, 2005, all of the 298 employees had been terminated. The components of the restructuring expenses incurred during 2004 and 2005 are summarized in Note 3 to our Consolidated Financial Statements.

Coventry Rationalization

During 2002, we announced and initiated a restructuring plan related to the closure of our tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to our Beauvais, France and Canoas, Brazil manufacturing facilities, resulting in the termination of 1,049 employees. The closure of this facility was consistent with our strategy to reduce excess manufacturing capacity. In 2003, we completed the transfer of production to our Beauvais facility. We estimate that we have reduced manufacturing overhead costs as a result of the Coventry rationalization project by approximately $20 million when adjusted for changes in production volume from year to year. During 2004, we recorded a gain of $6.9 million on the sale of our Coventry facility, as well as gains totaling approximately $2.3 million related to the sale of machinery and equipment at the Coventry facility and certain Coventry closure reserve reductions. During 2004, we also recorded a $4.1 million reversal of a previously established provision related to our pension plan in the United Kingdom. The components of the restructuring expenses incurred and paid during 2004 and 2005 related to the Coventry rationalization are summarized in Note 3 to our Consolidated Financial Statements.

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

Critical Accounting Policies

We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 to our Consolidated Financial Statements. We believe that our application of the policies discussed below involves significant levels of judgment, estimates and complexity.

Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectibility of trade receivables. Our loss or write-off experience was approximately 0.1% of net sales in 2006.

Discount and Sales Incentive Allowances

Allowances for discounts and sales incentives are made at the time of sale based on retail sales incentive programs available to the dealer or retail customer. The cost of these programs depends on various factors including the timing of the retail sale and the programs in place at that time. These retail sales incentives may also be revised between the time we record the sale and the time the retail sale occurs. We monitor these factors and revise our provisions when necessary. At December 31, 2006, we had recorded an allowance for discounts and sales incentives of approximately $82.6 million. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, for those sales subject to such discount programs, our reserve would increase by approximately $7.3 million as of December 31, 2006. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $7.3 million as of December 31, 2006.

Inventory Reserves

Inventories are valued at the lower of cost or market. Determination of cost includes estimates for surplus and obsolete inventory based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory adjustments.

Deferred Income Taxes

We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we periodically assess the likelihood that our deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and determine if adjustments to the valuation allowance are appropriate. As a result of these assessments, there are certain tax jurisdictions where we do not benefit further losses. We have not benefited losses generated in the United States in 2004, 2005 or 2006 or with respect to the losses incurred in Denmark in 2004. During the fourth quarter of 2005, we recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against our United States deferred tax assets. In accordance with SFAS No. 109, we assessed the likelihood that our United States deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate. At December 31, 2006 and 2005, we had gross deferred tax assets of $472.5 million and $429.8 million, respectively, including $246.6 million and $192.9 million, respectively, related to net operating loss carryforwards. At December 31, 2006 and 2005, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $291.4 million and $252.8 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark and the United States. Realization of the remaining deferred tax assets as of December 31, 2006 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

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

Pensions

We have defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

In the United States, we sponsor a funded, qualified plan for our salaried employees, as well as a separate funded qualified plan for our hourly employees. Both plans are frozen, and we fund at least the minimum contributions required under ERISA and the Internal Revenue Code to both plans. In addition, we sponsor an unfunded, nonqualified pension plan for our executives. We also provide postretirement health care and life insurance benefits for certain employees in the United States. Participation in these plans has been limited to older employees and existing retirees.

In the United Kingdom, we sponsor a funded pension plan that provides an annuity benefit based on participants’ final average earnings and service. Participation in this plan is limited to certain older, longer service employees and existing retirees. No future employees will participate in this plan. See Note 8 to our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Nature of Estimates Required.  The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries as provided by management. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

Assumptions and Approach Used.  The assumptions used in developing the required estimates include the following key factors:

• Discount rates	• Inflation
• Salary growth	• Expected return on plan assets
• Retirement rates	• Mortality rates

For the year ended December 31, 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. pension plans by matching the projected cash flows of our plans to the Citibank pension discount curve. Prior to December 31, 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For our non-U.S. plans, we based the discount rate on comparable indices within each of those countries, such as the 15-year iBoxx AA corporate bond yield in the United Kingdom. The indices used in the United States, the United Kingdom and other countries were chosen to match our expected plan obligations and related expected cash flows. The measurement date with respect to our U.K. pension plan is September 30 of each year. The measurement date with respect to our U.S. pension plan and all other defined benefit plans is December 31 of each year. We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS No. 158”), as of the year ended December 31, 2006. SFAS No. 158 will require us to measure all defined benefit plan assets and obligations as of the date of our fiscal year end for years beginning after December 15, 2008, and therefore, the measurement date with respect to our U.K. pension plan will change upon adoption of that provision during 2008. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. pension plans represent approximately 92% of our consolidated projected benefit obligation as of December 31, 2006. If the discount rate used to determine the 2006 projected benefit obligation for our U.S. plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.2 million at December 31, 2006, and our 2007 pension expense would increase by a nominal amount. If the discount rate used to determine the 2006 projected benefit obligation for our U.S. plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.2 million, and our 2007 pension expense would decrease by a nominal amount. If the discount rate used to determine the projected benefit obligation for our U.K. plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $28.4 million at December 31, 2006, and our 2007 pension expense would increase by approximately $2.3 million. If the discount rate used to determine the projected benefit obligation for our U.K. plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $26.7 million at December 31, 2006, and our 2007 pension expense would decrease by approximately $2.2 million.

Unrecognized actuarial losses related to our pension plans were $241.4 million as of December 31, 2006 as compared to $251.3 million as of December 31, 2005. The decrease in unrecognized losses between years primarily reflects increasing discount rates worldwide and gains as a result of better than expected asset returns, partially offset by currency translation. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under most of our defined benefit pension plans. For some plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2006, the average amortization period was 18 years for our U.S. pension plans, and 11 years for our non-U.S. pension plans. The estimated net actuarial loss for defined benefit pension plans that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2007 is approximately $15.0 million compared to approximately $19.8 million during the year ended December 31, 2006.

The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2006 and 2005 are as follows:

Asset Category	2006	2005

Large cap domestic equity securities	43%	47%
International equity securities	15%	12%
Domestic fixed income securities	19%	28%
Other investments	23%	13%

Total	100%	100%

The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2006 and 2005 are as follows:

Asset Category	2006	2005

Equity securities	49%	51%
Fixed income securities	31%	38%
Other investments	20%	11%

Total	100%	100%

All tax — qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. Our global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. Our U.S. target allocation of retirement fund investments is 50% large cap domestic equity securities, 10% international equity securities, 20% domestic fixed income securities, and 20% invested in other investments. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 9%. In arriving at the choice of an expected return assumption of 8% for our U.S. — based plans, we have tempered this historical indicator with lower expectations for returns on equity investments in the future, as well as considered administrative costs of the plans. To date, we have not invested pension funds in our own stock, and we have no intention of doing so in the future. Our non-U.S. target allocation of retirement fund investments is 50% equity securities, 30% fixed income securities and 20%

percent invested in other investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for our U.K. pension plan, we have tempered this historical indicator with a slightly lower expectation of future returns on equity investments, as well as plan expenses.

As of December 31, 2006, we had approximately $238.6 million in unfunded or underfunded obligations related to our pension plans, due primarily to our pension plans in the United States and the United Kingdom. In 2006, we contributed approximately $26.6 million towards those obligations, and we expect to fund approximately $28.1 million in 2007. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan, which obligates us to fund approximately £10.0 to £12.0 million per year (or approximately $19.6 to $23.5 million) towards that obligation for the next 12 years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations and other factors change.

Other Postretirement Benefits (Retiree Health Care and Life Insurance)

We provide certain postretirement health care and life insurance benefits for certain employees, principally in the United States. See Note 8 to our Consolidated Financial Statements for more information regarding costs and assumptions for other postretirement benefits.

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
• Retirement rates

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions (including further employee cost sharing, administrative improvements and other efficiencies) and an assessment of likely long-term trends. For the year ended December 31, 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans by matching the projected cash flows of our plans to the Citibank pension discount curve. Prior to December 31, 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. The index used was chosen to match our expected plan obligations and related expected cash flows. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

If the discount rate used to determine the 2006 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.7 million at December 31, 2006, and our 2007 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2006 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.7 million, and our 2007 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. postretirement benefit plans were $3.7 million as of December 31, 2006 compared to $10.1 million as of December 31, 2005. The decrease in losses primarily reflects decreasing participation in our retiree medical plans as a result of changes made to the plans during 2004 and 2005. In addition, discount rate increases and lower than anticipated medical inflation also contributed to the decrease. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2006, the average amortization period was 15 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2007 is approximately $0.1 million, compared to approximately $0.6 million during the year ended December 31, 2006.

As of December 31, 2006, we had approximately $26.7 million in unfunded obligations related to our U.S. postretirement health and life insurance benefit plans. In 2006, we contributed approximately $2.6 million towards these obligations and we expect to contribute approximately $2.2 million towards these obligations in 2007.

For measuring the expected postretirement benefit obligation at December 31, 2006, a 9% health care cost trend rate was assumed for 2007, decreasing 1% per year to 5% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2007 and the accumulated postretirement benefit obligation at December 31, 2006 (in millions):

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on service and interest cost	$—	$—
Effect on accumulated benefit obligation	$2.7	$(2.3)

Litigation

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether or not they may, when resolved, have a material adverse effect on our financial position or results of operations.

Goodwill and Indefinite-Lived Assets

SFAS No. 142 establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our initial assessment and our annual assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. In addition, we combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments reported under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are not our reporting units, with the exception of our Asia/Pacific geographical segment.

We utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach when making our annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2005 and 2004 indicated that no reduction in the carrying amount of goodwill was required. As a result of our analysis as of October 1, 2006, we concluded that the goodwill associated with our Sprayer operations was impaired, and recognized a write-down of the total amount of recorded goodwill of approximately $171.4 million during the fourth quarter of 2006. The results of our analyses conducted as of October 1, 2006 associated with our other reporting units indicated that no reduction in their carrying amounts of goodwill was required.

Liquidity and Capital Resources

Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

Our current financing and funding sources, with balances outstanding as of December 31, 2006, are our $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million (or approximately $264.0 million) principal amount 6 7/8% senior subordinated notes due 2014, approximately $495.2 million of accounts receivable securitization facilities (with approximately $429.6 million in outstanding funding as of December 31, 2006), a $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of December 31, 2006), a $73.3 million United States dollar denominated term loan facility and a €28.9 million (or approximately $38.1 million) term loan facility.

On December 4, 2006, we issued $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 and received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require us to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014 and our 1 3/4% convertible senior subordinated notes due 2033.

We used the net proceeds received from the issuance of the 1 1/4% convertible senior subordinated notes, as well as available cash, to repay $196.9 million of our outstanding United States dollar denominated term loan and €79.1 million of our outstanding Euro denominated term loan. In addition, we recorded interest expense of approximately $2.0 million for the proportionate write-off of deferred debt issuance costs associated with the term loan balances that were repaid. Our United States dollar denominated and Euro denominated term loans are discussed further below.

On June 29, 2005, we exchanged our $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 for new notes which provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.

The impact of the exchange completed in June 2005, as discussed above, reduces the diluted weighted average shares outstanding in future periods. The initial reduction in the diluted shares was approximately 9.0 million shares but varies based on our stock price, once the market price trigger or other specified conversion circumstances have been met.

As of December 31, 2006, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for at least 20 trading days in the 30 consecutive trading days ending December 31, 2006, and, therefore, we classified the 1 3/4% convertible senior subordinated notes as a current liability. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility, or a combination of these sources.

We redeemed our $250 million 9 1/2% senior notes on June 23, 2005 at a price of approximately $261.9 million, which represented a premium of 4.75% over the senior notes face amount. The premium of approximately $11.9 million was reflected in interest expense, net during the second quarter of 2005. In connection with the redemption, we also wrote off the remaining balance of deferred debt issuance costs of approximately $2.2 million. The funding sources for the redemption was a combination of cash generated from the transfer of wholesale interest-bearing receivables to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd., as discussed below, revolving credit facility borrowings, and available cash on hand.

On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. We are required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The revolving credit and term loan facilities are secured by a majority of our U.S.,

Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2006, we had total borrowings of $111.4 million under the credit facility, which included $73.3 million under the United States dollar denominated term loan facility, €28.9 million (approximately $38.1 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of December 31, 2006, we had availability to borrow $292.2 million under the revolving credit facility. As of December 31, 2005, we had total borrowings of $401.5 million under the credit facility, which included $272.5 million under the United States dollar denominated term loan facility, €108.9 million (approximately $129.0 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of December 31, 2005, we had availability to borrow $292.9 million under the revolving credit facility.

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

Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. The European facility was renewed in October 2006 and restructured so that wholesale receivables are sold through a QSPE. The new European securitization also eliminates the requirement to maintain certain debt rating levels from Standard and Poor’s and Moody’s Investor Services that was applicable to the previous securitization facility. As of December 31, 2006, the aggregate amount of these facilities was $495.2 million. The outstanding funded balance of $429.6 million as of December 31, 2006 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.

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

In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. The initial transfer of wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem our $250 million 9 1/2% senior notes. As of December 31, 2006 and 2005, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $124.1 million and $109.9 million, respectively.

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

Cash flow provided by operating activities was $442.2 million during 2006, compared to $246.3 million during 2005. The operating cash flows during 2005 reflect approximately $124.1 million of interest-bearing receivables that were transferred to AGCO Finance LLC and AGCO Finance Canada Ltd., as discussed above. Operating cash flows in 2006 were higher than 2005 primarily due to reductions in working capital achieved in 2006.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $685.4 million in working capital at December 31, 2006, as compared with $825.8 million at December 31, 2005. Accounts receivable and inventories, combined, at December 31, 2006 were $23.8 million higher than at December 31, 2005. Excluding the impact of currency translation of approximately $110.8 million, accounts receivable and inventories at December 31, 2006 were approximately $87.0 million lower than at December 31, 2005. Cash on hand at December 31, 2006 was approximately $180.5 million higher than the prior year due to the increase in operating cash flow generated in 2006.

Capital expenditures for 2006 were $129.1 million compared to $88.4 million during 2005. Capital expenditures during 2006 were used to support the development and enhancement of new and existing products, as well as to expand our engine manufacturing facility.

In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil, as more fully described in “— Related Parties” below.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 34.5% at December 31, 2006 compared to 37.5% at December 31, 2005. The decrease is due to lower debt levels during 2006.

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

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of December 31, 2006 are as follows (in millions):

		Payments Due By Period
			2008 to	2010 to	2012 and
	Total	2007	2009	2011	Beyond

Long-term debt	$785.0	$207.6	$108.5	$1.7	$467.2
Interest payments related to long-term debt(1)	154.2	27.5	49.0	36.6	41.1
Capital lease obligations	3.9	2.3	1.6	—	—
Operating lease obligations	149.5	29.7	38.8	21.2	59.8
Unconditional purchase obligations(2)	128.4	64.1	50.0	9.2	5.1
Other short-term and long-term obligations(3)	286.9	32.1	47.4	46.9	160.5

Total contractual cash obligations	$1,507.9	$363.3	$295.3	$115.6	$733.7

		Amount of Commitment Expiration
		Per Period
			2008 to	2010 to	2012 and
	Total	2007	2009	2011	Beyond

Standby letters of credit and similar instruments	$7.8	$7.8	$—	$—	$—
Guarantees	88.0	79.1	8.9	—	—

Total commercial commitments and lines of credit	$95.8	$86.9	$8.9	$—	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $21.4 million) through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.

Off-Balance Sheet Arrangements

Guarantees

At December 31, 2006, we were obligated under certain circumstances to purchase, through the year 2010, up to $7.2 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations.

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

At December 31, 2006, we guaranteed indebtedness owed to third parties of approximately $80.8 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.

Other

At December 31, 2006, we had foreign currency forward contracts to buy an aggregate of approximately $166.0 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $172.3 million United States dollar equivalents. All contracts have a maturity of less than one year. See “— Foreign Currency Risk Management” for additional information.

Contingencies

As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $20.0 million and $21.4 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2006 and 2005, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries. The subpoena arises from sales by our subsidiaries of farm equipment to the Iraq ministry of agriculture. We are cooperating fully with the inquiry. The subpoena does not imply there have been any violations of the federal securities or other laws. However, should the SEC (or the U.S. Department of Justice, which is participating in the SEC’s inquiry) determine that we have violated federal law, we could be subject to civil or criminal fines and penalties, or both. A similar proceeding has been initiated against one of our subsidiaries in Denmark, and on November 28, 2006, the French government initiated an investigation of one of our subsidiaries in France. It is not possible to predict the outcome of these inquiries or their impact, if any, on us.

We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Related Parties

Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in our retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, our joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to our other retail finance joint ventures and will result in the gradual elimination of our solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2006, the solvency requirement for the portfolio held by Rabobank was approximately $8.3 million.

Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. As discussed previously, at December 31, 2005 we were obligated under certain circumstances to purchase through the year 2010 up to $7.2 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, our retail joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, as discussed under “Off-Balance Sheet Arrangements.”

In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail joint ventures. The cost of those programs is recognized at the time of sale to our dealers. In addition, as discussed above, in May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we continue to service the receivables. As of December 31, 2006 and 2005, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $124.1 million and $109.9 million, respectively.

During 2006, 2005 and 2004, we had net sales of approximately $190.9 million, $153.8 million and $162.8 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is a member of our Board of Directors.

During 2006 and 2005, we made license fee payments and purchased raw materials, including engines, totaling approximately $211.3 million and $184.5 million from Caterpillar Inc., in the ordinary course of business. One of the Group Presidents of Caterpillar Inc. is a member of our Board of Directors.

During 2006, 2005 and 2004, we purchased approximately $1.4 million, $4.4 million and $2.4 million, respectively, of equipment components from our manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation and general economic conditions.

Worldwide industry retail sales of farm equipment in 2007 are expected to be flat compared to 2006 levels. In North America, 2007 farm income is projected to be modestly higher, but continued uncertainty surrounding the renewal of the farm bill is expected to keep industry retail sales flat compared to 2006. In South America, the income of soybean farmers is expected to improve; however, high farmer debt levels are expected to continue to pressure investment in farm equipment. Consequently, industry sales in South America are forecasted to be flat compared to 2006. In Europe, continued expansion in Eastern Europe is expected to offset a slight reduction in sales in Western Europe.

Based on this market outlook, net sales for the full year of 2007 are expected to be slightly higher than 2006 due to pricing, market share improvement, growth in Eastern Europe and the impact of favorable currency translation. Net income is expected to improve in 2007 compared to 2006 resulting from sales increases and lower interest expense due to debt refinancings. In 2007, strategic investments in the form of increased engineering expense, plant productivity initiatives, a European system initiative, new market development and distribution improvements are expected to limit operating margin improvement.

Foreign Currency Risk Management

We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world.

The majority of our net sales outside the United States is denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 14 to our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings. During the second quarter of 2006, we designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into net sales as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million after-tax. These contracts all expired prior to December 31, 2006.

The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2006 stated in United States dollars are as follows (in millions, except average contract rate):

	Net Notional	Average
	Amount	Contract	Fair Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(31.5)	1.29	$(0.5)
Brazilian Real	117.5	2.16	1.4
British pound	35.5	0.51	—
Canadian dollar	(35.4)	1.14	1.0
Euro	(78.8)	0.76	(0.4)
Japanese yen	13.0	116.67	(0.3)
Mexican peso	(10.2)	10.81	—
New Zealand dollar	(2.1)	1.42	—
Norwegian krone	(5.5)	6.26	—
Polish zloty	(2.6)	2.91	—
Russian Rouble	(1.5)	26.29	—
Swedish krona	(4.7)	6.87	—

			$1.2

*	Per United States dollar

Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10.0% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2006 would have increased by approximately $6.2 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2006, 2005 and 2004.

Accounting Changes

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company ’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159 on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 159 on our Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 had an impact of increasing our consolidated retained earnings balance by approximately $13.6 million as of January 1, 2006. Refer to Note 1 of our Consolidated Financial Statements where the adoption of SAB 108 is discussed.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158. SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (i) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (iii) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (iv) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for the year ended December 31, 2006. The adoption of SFAS No. 158 had a $26.8 million impact to our consolidated accumulated other comprehensive loss balance as of December 31, 2006, related to our underfunded defined benefit pension plans, primarily in the U.K. and the U.S. Refer to Note 8 of our Consolidated Financial Statements for a discussion of our defined benefit pension and postretirement health care benefit plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 157 will have on our 2008 consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard is not expected to have a material impact on our consolidated financial position or results of operations, as we do not employ the “accrue in advance” method.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We may have certain policies subject to the provisions of this new pronouncement, but we do not believe the adoption of EITF 06-4 will have a material impact on our consolidated results of operations or financial position during our 2008 fiscal year.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on our 2007 Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 156 is not expected to have a material effect on our 2007 Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in our consolidated results of operations or financial position as our policy is to exclude all such taxes from net sales and present such taxes in the Consolidated Statements of Operations on a net basis.

In April 2005, the SEC adopted a new rule that changed the adoption date of SFAS No. 123R. We adopted SFAS No. 123R effective January 1, 2006, and are using the modified prospective method of adoption. The application of the expensing provisions of SFAS No. 123R in 2006 resulted in pre-tax expense of approximately $3.6 million. Refer to Notes 1 and 10 of our Consolidated Financial Statements where our stock compensation plans are discussed.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43,

Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Our adoption of SFAS No. 151 in 2006 did not have a material impact on our consolidated results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risk Management” and “— Interest Rates” on pages 46 through 48 under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2006 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 31 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 8 and 10 to the consolidated financial statements, the Company changed its methods of accounting for share-based payment and defined benefit pension and other postretirement plans and its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AGCO Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Atlanta, Georgia
February 28, 2007

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2006	2005	2004

Net sales	$5,435.0	$5,449.7	$5,273.3
Cost of goods sold	4,507.2	4,516.1	4,320.4

Gross profit	927.8	933.6	952.9
Selling, general and administrative expenses	541.7	520.7	509.8
Engineering expenses	127.9	121.7	103.7
Restructuring and other infrequent expenses	1.0	—	0.1
Goodwill impairment charge	171.4	—	—
Amortization of intangibles	16.9	16.5	15.8

Income from operations	68.9	274.7	323.5
Interest expense, net	55.2	80.0	77.0
Other expense, net	32.9	34.6	22.1

(Loss) income before income taxes and equity in net earnings of affiliates	(19.2)	160.1	224.4
Income tax provision	73.5	151.1	86.2

(Loss) income before equity in net earnings of affiliates	(92.7)	9.0	138.2
Equity in net earnings of affiliates	27.8	22.6	20.6

Net (loss) income	$(64.9)	$31.6	$158.8

Net (loss) income per common share:
Basic	$(0.71)	$0.35	$1.84

Diluted	$(0.71)	$0.35	$1.71

Weighted average number of common and common equivalent shares outstanding:
Basic	90.8	90.4	86.2

Diluted	90.8	90.7	95.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$401.1	$220.6
Accounts and notes receivable, net	677.1	655.7
Inventories, net	1,064.9	1,062.5
Deferred tax assets	36.8	39.7
Other current assets	129.1	107.7

Total current assets	2,309.0	2,086.2
Property, plant and equipment, net	643.9	561.4
Investment in affiliates	191.6	164.7
Deferred tax assets	105.5	84.1
Other assets	64.5	56.6
Intangible assets, net	207.9	211.5
Goodwill	592.1	696.7

Total assets	$4,114.5	$3,861.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.3	$6.3
Convertible senior subordinated notes	201.3	—
Accounts payable	706.9	590.9
Accrued expenses	629.7	561.8
Other current liabilities	79.4	101.4

Total current liabilities	1,623.6	1,260.4
Long-term debt, less current portion	577.4	841.8
Pensions and postretirement health care benefits	268.1	241.7
Deferred tax liabilities	114.9	88.1
Other noncurrent liabilities	36.9	13.2

Total liabilities	2,620.9	2,445.2

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2006 and 2005	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,177,903 and 90,508,221 shares issued and outstanding in 2006 and 2005, respectively	0.9	0.9
Additional paid-in capital	908.9	894.7
Retained earnings	774.1	825.4
Unearned compensation	—	(0.1)
Accumulated other comprehensive loss	(190.3)	(304.9)

Total stockholders’ equity	1,493.6	1,416.0

Total liabilities and stockholders’ equity	$4,114.5	$3,861.2

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

						Accumulated Other Comprehensive Loss
									Accumulated
						Defined		Deferred	Other
			Additional			Benefit	Cumulative	Gains	Comprehensive	Total	Comprehensive
	Common Stock		Paid-In	Retained	Unearned	Pension	Translation	(Losses) on	Income	Stockholders’	Income
	Shares	Amount	Capital	Earnings	Compensation	Plans	Adjustment	Derivatives	(Loss)	Equity	(Loss)

Balance, December 31, 2003	75,409,655	$0.8	$590.3	$635.0	$(0.5)	$(128.4)	$(188.4)	$(2.7)	$(319.5)	$906.1
Net income	—	—	—	158.8	—	—	—	—	—	158.8	$158.8
Issuance of common stock, net of offering expenses	14,720,000	0.1	299.4	—	—	—	—	—	—	299.5
Issuance of restricted stock	7,487	—	0.2	—	—	—	—	—	—	0.2
Stock options exercised	257,150	—	3.3	—	—	—	—	—	—	3.3
Amortization of unearned compensation	—	—	—	—	0.3	—	—	—	—	0.3
Additional minimum pension liability, net of taxes	—	—	—	—	—	(18.9)	—	—	(18.9)	(18.9)	(18.9)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	3.8	3.8	3.8	3.8
Change in cumulative translation adjustment	—	—	—	—	—	—	69.3	—	69.3	69.3	69.3

Balance, December 31, 2004	90,394,292	0.9	893.2	793.8	(0.2)	(147.3)	(119.1)	1.1	(265.3)	1,422.4	213.0

Net income	—	—	—	31.6	—	—	—	—	—	31.6	31.6
Issuance of restricted stock	4,449	—	0.1	—	—	—	—	—	—	0.1
Stock options exercised	109,480	—	1.4	—	—	—	—	—	—	1.4
Amortization of unearned compensation	—	—	—	—	0.1	—	—	—	—	0.1
Additional minimum pension liability, net of taxes	—	—	—	—	—	(2.8)	—	—	(2.8)	(2.8)	(2.8)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	2.8	2.8	2.8	2.8
Change in cumulative translation adjustment	—	—	—	—	—	—	(39.6)	—	(39.6)	(39.6)	(39.6)

Balance, December 31, 2005	90,508,221	0.9	894.7	825.4	(0.1)	(150.1)	(158.7)	3.9	(304.9)	1,416.0	(8.0)

Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	13.6	—	—	—	—	—	13.6

Adjusted balance, January 1, 2006	90,508,221	0.9	894.7	839.0	(0.1)	(150.1)	(158.7)	3.9	(304.9)	1,429.6
Net loss	—	—	—	(64.9)	—	—	—	—	—	(64.9)	(64.9)
Issuance of restricted stock	8,832	—	0.2	—	—	—	—	—	—	0.2
Stock options exercised	660,850	—	10.8	—	—	—	—	—	—	10.8
Stock compensation	—	—	3.3	—	—	—	—	—	—	3.3
Reclassification due to the adoption of SFAS No. 123R	—	—	(0.1)	—	0.1	—	—	—	—	—
Additional minimum pension liability, net of taxes	—	—	—	—	—	6.6	—	—	6.6	6.6	6.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	0.1	0.1	0.1	0.1
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	(2.0)	(2.0)	(2.0)	(2.0)
Adjustment related to the adoption of SFAS No. 158, net of taxes	—	—	—	—	—	(26.8)	—	—	(26.8)	(26.8)
Change in cumulative translation adjustment	—	—	—	—	—	—	136.7	—	136.7	136.7	136.7

Balance, December 31, 2006	91,177,903	$0.9	$908.9	$774.1	$—	$(170.3)	$(22.0)	$2.0	$(190.3)	$1,493.6	$76.5

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net (loss) income	$(64.9)	$31.6	$158.8

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	98.6	89.4	84.3
Deferred debt issuance cost amortization	6.4	7.2	13.2
Goodwill impairment charge	171.4	—	—
Amortization of intangibles	16.9	16.5	15.8
Stock compensation	3.5	0.2	0.3
Equity in net earnings of affiliates, net of cash received	(8.8)	(14.5)	(6.1)
Deferred income tax provision	10.6	107.9	14.5
Gain on sale of property, plant and equipment	(0.8)	(3.0)	(8.7)
Write-down of property, plant and equipment	0.3	0.3	9.5
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	32.5	103.6	(39.9)
Inventories, net	66.2	(42.1)	(65.1)
Other current and noncurrent assets	(26.5)	(22.3)	(10.5)
Accounts payable	55.1	39.8	53.2
Accrued expenses	44.3	(44.6)	38.5
Other current and noncurrent liabilities	37.4	(23.7)	8.1

Total adjustments	507.1	214.7	107.1

Net cash provided by operating activities	442.2	246.3	265.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(129.1)	(88.4)	(78.4)
Proceeds from sales of property, plant and equipment	3.9	10.5	46.0
Sale/(purchase) of businesses, net of cash acquired	—	0.4	(765.7)
(Investments in)/proceeds from sale of unconsolidated affiliates, net	(2.9)	(23.4)	1.0

Net cash used in investing activities	(128.1)	(100.9)	(797.1)

Cash flows from financing activities:
Proceeds from debt obligations	538.2	670.2	1,450.5
Repayments of debt obligations	(708.2)	(901.1)	(1,036.9)
Proceeds from issuance of common stock	10.8	1.4	303.0
Payment of debt issuance costs	(4.9)	—	(21.1)

Net cash (used in) provided by financing activities	(164.1)	(229.5)	695.5

Effects of exchange rate changes on cash and cash equivalents	30.5	(20.9)	14.3

Increase (decrease) in cash and cash equivalents	180.5	(105.0)	178.6
Cash and cash equivalents, beginning of year	220.6	325.6	147.0

Cash and cash equivalents, end of year	$401.1	$220.6	$325.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, New Idea®, RoGator®, Spra-Coupe®, Sunflower®,Terra-Gator®, Valtra® and Whitetm Planters. The Company distributes most of its products through a combination of approximately 3,200 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank”.

Basis of Presentation

The Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company records investments in all other affiliate companies using the equity method of accounting. Other investments representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Joint Ventures

The Company currently has equity interests in joint ventures with other entities. For those joint ventures where the Company is not the primary beneficiary as determined under FIN 46R, the Company accounts for its investments under the equity method of accounting.

The Company analyzed the provisions of FIN 46R as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA. GIMA was established in 1994 between AGCO and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture and had an original investment of approximately $4.8 million in the joint venture. GIMA has no third-party debt obligations. The consolidation of GIMA does not have a material impact on the results of operations or financial position of the Company. The equity interest of Renault is reported as a minority interest, included in “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005.

On May 25, 2006, the Company established AGCO SM Group, a joint venture located in Russia between AGCO and Sibmashholding, Co. Ltd., for the purpose of distributing Fendt and Valtra branded equipment throughout Russia and Kazakhstan. The Company has a 51% ownership in the joint venture and had an original investment of less than $0.1 million in the joint venture. The Company began consolidating the accounts of AGCO SM Group upon its establishment.

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. Payment terms vary by market

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories,

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred income tax valuation allowances, valuation of goodwill and intangible assets and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty, product liability and workers’ compensation obligations and pensions and postretirement benefits.

Adoption of SEC Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment, sometimes referred to as the “rollover” method, and a balance sheet focused assessment, sometimes referred to as the “iron curtain” method. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006, or the Company’s year ended December 31, 2006. The transition provisions of SAB 108 permit a registrant to adjust opening retained earnings for the cumulative effect of immaterial errors related to prior years deemed to be material if corrected in the current year.

Historically, the Company has evaluated uncorrected misstatements utilizing the rollover method. Pursuant to the adoption of SAB 108, the Company identified two uncorrected misstatements that it previously determined were not material to prior years under the rollover method. Under the iron curtain method, these items were deemed to be material to the Company’s financial statements for the year ended December 31, 2006, and, therefore, the Company recorded an adjustment to increase its opening retained earnings balance as of January 1, 2006 by approximately $13.6 million, net of taxes, in accordance with the implementation guidance of SAB 108. The first uncorrected misstatement related to excess contingency reserve balances of approximately $10.9 million, net of taxes, that had accumulated over several years. A majority of those excess contingency reserve balances ceased accumulating as of December 31, 2001. The second uncorrected misstatement of $2.7 million related to the under-capitalization of certain parts inventory volume and purchase-related variances during the years ended December 31, 2004 and 2005.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2006 and 2005 of $273.5 million and $146.3 million, respectively, consisted of overnight repurchase agreements with financial institutions.

Accounts and Notes Receivable

Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company’s terms of sale generally range from one to 12 months and are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase dealer or distributor’s unsold inventory, including inventory for which the receivable has already been paid.

For sales outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where approximately 22% of the Company’s net sales were generated in 2006, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2006, 12.2% and 6.7% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were insignificant during 2006. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North America to its United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through the United States and Canadian retail finance joint ventures.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2006 and 2005 were as follows (in millions):

	2006	2005

Sales incentive discounts	$82.6	$92.1
Doubtful accounts	37.7	40.6

	$120.3	$132.7

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is net realizable value for finished goods and repair and replacement parts. For work in process, production parts and raw materials, market is replacement cost. At December 31, 2006 and 2005, the Company had recorded $84.7 million and $79.7 million, respectively, as adjustments for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”

Inventories, net at December 31, 2006 and 2005 were as follows (in millions):

	2006	2005

Finished goods	$468.7	$477.3
Repair and replacement parts	331.9	307.5
Work in process	59.8	63.3
Raw materials	204.5	214.4

Inventories, net	$1,064.9	$1,062.5

Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, plant and equipment, net at December 31, 2006 and 2005 consisted of the following (in millions):

	2006	2005

Land	$53.4	$47.3
Buildings and improvements	259.4	220.2
Machinery and equipment	768.2	606.3
Furniture and fixtures	142.9	139.0

Gross property, plant and equipment	1,223.9	1,012.8
Accumulated depreciation and amortization	(580.0)	(451.4)

Property, plant and equipment, net	$643.9	$561.4

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

The Company utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2005 and 2004 indicated that no reduction in the carrying amount of goodwill was required. In 2006, sales and operating income of the Company’s Sprayer operations declined significantly as compared to prior years. In addition, the Company’s projections for the Sprayer business did not result in a valuation sufficient to support the carrying amount of the goodwill balance on the Company’s Consolidated Balance Sheet. As a result, the Company concluded that the goodwill associated with its Sprayer operations was impaired, and recognized a write-down of the total amount of recorded goodwill of approximately $171.4 million during the fourth quarter of 2006. The results of the Company’s analyses conducted as of October 1, 2006 associated with its other reporting units indicated that no reduction in their carrying amounts of goodwill was required.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of acquired intangible assets during 2006 and 2005 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
Gross carrying amounts:	Tradenames	Relationships	Technology	Total

Balance as of December 31, 2004	$32.9	$81.7	$51.4	$166.0
Foreign currency translation	(0.2)	(0.2)	(6.3)	(6.7)

Balance as of December 31, 2005	32.7	81.5	45.1	159.3

Foreign currency translation	0.2	8.1	5.0	13.3

Balance as of December 31, 2006	$32.9	$89.6	$50.1	$172.6

	Trademarks
	and	Customer	Patents and
Accumulated amortization:	Tradenames	Relationships	Technology	Total

Balance as of December 31, 2004	$3.7	$9.4	$7.8	$20.9
Amortization expense	1.2	8.3	7.0	16.5
Foreign currency translation	(0.1)	—	(1.3)	(1.4)

Balance as of December 31, 2005	4.8	17.7	13.5	36.0

Amortization expense	1.2	8.6	7.1	16.9
Foreign currency translation	—	2.0	1.9	3.9

Balance as of December 31, 2006	$6.0	$28.3	$22.5	$56.8

Trademarks
and
Indefinite-lived intangible assets:	Tradenames

Balance as of December 31, 2004	$93.1
Foreign currency translation	(4.9)

Balance as of December 31, 2005	88.2

Foreign currency translation	3.9

Balance as of December 31, 2006	$92.1

The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Asset	Weighted-Average Useful Life

Trademarks and tradenames	30 years
Technology and patents	7 years
Customer relationships	10 years

For the years ended December 31, 2006, 2005 and 2004, acquired intangible asset amortization was $16.9 million, $16.5 million and $15.8 million, respectively. The Company estimates amortization of existing intangible assets will be $17.0 million for 2007, $16.9 million for 2008, $16.8 million for 2009, $16.7 million for 2010 and $9.9 million for 2011.

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

Changes in the carrying amount of goodwill during the years ended December 31, 2006, 2005 and 2004 are summarized as follows (in millions). See Note 2 for further information regarding adjustments related to income taxes:

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated

Balance as of December 31, 2003	$165.5	$42.3	$123.9	$331.7
Acquisitions	—	68.8	289.6	358.4
Foreign currency translation	—	9.7	30.8	40.5

Balance as of December 31, 2004	165.5	120.8	444.3	730.6
Adjustments related to income taxes	8.5	—	(3.8)	4.7
Foreign currency translation	—	16.2	(54.8)	(38.6)

Balance as of December 31, 2005	174.0	137.0	385.7	696.7
Adjustments related to income taxes	—	(3.1)	13.4	10.3
Impairment of goodwill	(170.9)	—	(0.5)	(171.4)
Foreign currency translation	—	12.5	44.0	56.5

Balance as of December 31, 2006	$3.1	$146.4	$442.6	$592.1

Long-Lived Assets

During 2006, 2005 and 2004, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Under SFAS No. 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell. During 2004, the Company recorded a write-down of property, plant and equipment to its fair value of $8.2 million in conjunction with assets related to the rationalization of its Randers, Denmark combine manufacturing facility.

Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 consisted of the following (in millions):

	2006	2005

Reserve for volume discounts and sales incentives	$134.7	$118.2
Warranty reserves	125.3	122.8
Accrued employee compensation and benefits	144.3	126.5
Accrued taxes	106.1	77.6
Other	119.3	116.7

	$629.7	$561.8

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in millions):

	2006	2005	2004

Balance at beginning of the year	$122.8	$135.0	$98.5
Acquisitions	—	—	14.9
Accruals for warranties issued during the year	124.5	126.0	111.5
Settlements made (in cash or in kind) during the year	(117.6)	(128.1)	(97.6)
Foreign currency translation	7.2	(10.1)	7.7

Balance at the end of the year	$136.9	$122.8	$135.0

The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $11.6 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheet as of December 31, 2006.

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

Stock Incentive Plans

Stock Compensation Expense

During the first quarter of 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation” (“SFAS No. 123”). During 2006, the Company recorded approximately $3.6 million of stock compensation expense in accordance with SFAS No. 123R. Refer to Note 10 for additional information regarding the Company’s stock incentive plans that were in place during 2006. During 2005 and 2004, the Company recorded approximately $0.4 million and $0.5 million, respectively, in accordance with APB No. 25. The stock compensation expense was recorded as follows (in millions):

	Years Ended December 31,
	2006	2005	2004

Cost of goods sold	$0.1	$—	$—
Selling, general and administrative expenses	3.5	0.4	0.5

Total stock compensation expense	$3.6	$0.4	$0.5

Proforma disclosure under SFAS No. 123 for 2005 and 2004

Prior to the adoption of SFAS No. 123R, the Company accounted for all stock-based compensation awarded under its former Non-employee Director Incentive Plan (the “Director Plan”), Long-Term Incentive Plan (the “LTIP”) and Stock Option Plan (the “Option Plan”) as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and provided the disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). As discussed further in Note 10, the Company’s LTIP and Director Plan were terminated in December 2005. APB No. 25 required no recognition of compensation expense for options granted under the Option Plan as long as certain conditions were met. There was no compensation expense recorded under APB No. 25 for the Option Plan during 2005 and 2004. APB No. 25 required recognition of compensation expense under the Director Plan and the LTIP at the time the award was earned. There were no grants under the Option Plan during the years ended December 31, 2006, 2005 and 2004. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP. Based on these models, the weighted average fair value of options granted under the Option Plan and the weighted average fair value of awards granted under the Director Plan and the LTIP, were as follows:

	2005	2004

Director Plan	$12.93	$17.67
LTIP	15.05	16.21
Option Plan	—	—

Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	4.4	4.7
Risk-free interest rate	4.0%	3.2%
Expected volatility	41.9%	48.6%
Expected dividend yield	—	—

The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and LTIP and over the performance period for unearned awards under the Director Plan and LTIP. The following table illustrates the effect on net income and earnings per common

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 (in millions, except per share data):

	Years Ended December 31,
	2005	2004

Net income, as reported	$31.6	$158.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17.6)	(7.7)

Pro forma net income	$14.2	$151.4

Earnings per share:
Basic — as reported	$0.35	$1.84

Basic — pro forma	$0.16	$1.76

Diluted — as reported	$0.35	$1.71

Diluted — pro forma	$0.16	$1.63

The 2004 diluted — as reported and — pro forma earnings per share include the impact of the Company’s 1 3/4% contingently convertible senior subordinated notes. The 2005 pro forma earnings per share include the impact of the cancellation of awards under the Director Plan and LTIP in December 2005 (Note 10).

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 totaled approximately $36.0 million, $35.8 million and $37.2 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $19.8 million, $18.6 million and $16.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in millions):

	2006	2005	2004

Interest expense	$71.4	$96.0	$92.3
Interest income	(16.2)	(16.0)	(15.3)

	$55.2	$80.0	$77.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income (Loss) Per Common Share

The computation, presentation and disclosure requirements for earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share assumes exercise of outstanding stock options, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.

During the fourth quarter of 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 requires that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. The Company adopted EITF 04-08 during the fourth quarter of 2004 and included approximately 9.0 million additional shares of common stock that may have been issued upon conversion of the Company’s former 1 3/4% convertible senior subordinated notes in its diluted earnings per share calculation for the year ended December 31, 2004 and through the six months ended June 30, 2005. In addition, diluted earnings per share prior to the fourth quarter of 2004 was required to be restated for each period that the convertible debt was outstanding. The Company’s 1 3/4% convertible senior subordinated notes were issued on December 23, 2003. As the Company is not benefiting losses in the United States for tax purposes, the interest expense associated with the convertible senior subordinated notes included in the diluted earnings per share calculation does not reflect a tax benefit. On June 29, 2005, the Company completed an exchange of its $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes. The Company exchanged its existing convertible notes for new notes that provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. Dilution of weighted shares outstanding subsequent to the exchange depends on the Company’s stock price once the market price trigger or other specified conversion circumstances are met for the excess conversion value using the treasury stock method (Note 7). The Company’s 1 1/4% convertible senior subordinated notes due 2036, issued in December of 2006, will also potentially impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method (Note 7). A reconciliation of net (loss) income and weighted average common

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding for purposes of calculating basic and diluted earnings (loss) per share is as follows (in millions, except per share data):

	2006	2005	2004

Basic net (loss) income per share:
Net (loss) income	$(64.9)	$31.6	$158.8

Weighted average number of common shares outstanding	90.8	90.4	86.2

Basic net (loss) income per share	$(0.71)	$0.35	$1.84

Diluted net (loss) income per share:
Net (loss) income	$(64.9)	$31.6	$158.8
After-tax interest expense on contingently convertible senior subordinated notes	—	—	4.6

Net (loss) income for purposes of determining dilutive net (loss) income per share	$(64.9)	$31.6	$163.4

Weighted average number of common shares outstanding	90.8	90.4	86.2
Dilutive stock options and restricted stock awards	—	0.3	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	—	9.0

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted (loss) earnings per share	90.8	90.7	95.6

Diluted net (loss) income per share	$(0.71)	$0.35	$1.71

Stock options and stock-settled stock appreciation rights (“SSARs”) to purchase 0.1 million shares for the year ended December 31, 2006, and stock options to purchase 0.5 million and 0.5 million shares for the years ended December 31, 2005 and 2004, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because the option exercise prices were higher than the average market price of the Company’s common stock during the related period. In addition, the weighted average common shares outstanding for purposes of computing diluted net loss per share for the year ended December 31, 2006 do not include the assumed conversion of the Company’s 1 3/4% convertible senior subordinated notes or the impact of dilutive stock options and SSARs, as the impact would have been dilutive. The number of shares excluded from the weighted average common shares outstanding for the years ended December 31, 2006 and 2005 was approximately 1.2 million shares and 4.4 million shares, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in the Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2006, 2005 and 2004 are as follows (in millions):

	2006
	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$7.8	$(1.2)	$6.6
Unrealized gain on derivatives	0.1	—	0.1
Unrealized loss on derivatives held by affiliates	(2.0)	—	(2.0)
Foreign currency translation adjustments	136.7	—	136.7

Total components of other comprehensive income	$142.6	$(1.2)	$141.4

	2005
	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(3.2)	$0.4	$(2.8)
Unrealized gain on derivatives held by affiliates	4.7	(1.9)	2.8
Foreign currency translation adjustments	(39.6)	—	(39.6)

Total components of other comprehensive loss	$(38.1)	$(1.5)	$(39.6)

	2004
	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(27.4)	$8.5	$(18.9)
Unrealized gain on derivatives held by affiliates	6.3	(2.5)	3.8
Foreign currency translation adjustments	69.3	—	69.3

Total components of other comprehensive income	$48.2	$6.0	$54.2

Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2006, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $274.2 million, $307.3 million and $199.5 million, respectively, compared to their carrying values of $264.0 million, $201.3 million and $201.3 million, respectively. At December 31, 2005, the estimated fair values of the Company’s 6 7/8% senior subordinated notes and 1 3/4% convertible notes, based on their listed market values, were $246.4 million and $187.2 million, respectively, compared to their carrying values of $237.0 million and $201.3 million, respectively.

The Company enters into foreign currency forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. At December 31, 2006 and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, the Company had foreign currency forward contracts outstanding with gross notional amounts of $356.5 million and $255.3 million, respectively. The Company had an unrealized gain of $1.2 million and an unrealized loss of $0.3 million on foreign currency forward contracts at December 31, 2006 and 2005, respectively, which are reflected in the Company’s Consolidated Statements of Operations. These foreign currency forward contracts do not subject the Company’s results of operations to risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company does not enter into any foreign currency forward contracts for speculative trading purposes.

During the second quarter of 2006, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into net sales as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that was reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million on an after-tax basis. These contracts all expired prior to December 31, 2006.

The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant.

Accounting Changes

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company ’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating the impact, if any, of SFAS No. 159 on its Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB 108. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. See “Adoption of SEC Staff Accounting Bulletin No. 108” for further information.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (i) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (iii) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (iv) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for the Company’s year ended December 31, 2006. The adoption of SFAS No. 158 had a $26.8 million impact to the Company’s consolidated accumulated other

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive loss balance as of December 31, 2006, related to its underfunded defined benefit pension and retirement health care plans, primarily in the United Kingdom and the United States. See Note 8 for a discussion of the Company’s defined benefit pension and postretirement health care benefit plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 on its 2008 consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations, as the Company does not employ the “accrue in advance” method.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-4 will have a material impact on its consolidated results of operations or financial position during its 2008 fiscal year.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s 2007 Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s 2007 Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is,

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s consolidated results of operations or financial position as the Company’s policy is to exclude all such taxes from net sales and present such taxes in the Consolidated Statements of Operations on a net basis.

In April 2005, the SEC adopted a new rule that changed the adoption date of SFAS No. 123R. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method of adoption. The application of the expensing provisions of SFAS No. 123R in 2006 resulted in pre-tax expense of approximately $3.6 million. See Notes 1 and 10 where the Company’s stock compensation plans are discussed.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 in 2006 did not have a material impact on the Company’s consolidated results of operations or financial position.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The net assets acquired included transaction costs incurred during 2004.

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

At the date of acquisition, there were two components of tax-deductible goodwill specifically related to the operations of Valtra Finland. The first component of tax deductible goodwill of approximately $201.1 million relates to goodwill for financial reporting purposes, and this asset will generate deferred income taxes in the future as the asset is amortized for income tax purposes. The second component of tax-deductible goodwill of approximately $157.7 million relates to tax deductible goodwill in excess of goodwill for financial reporting purposes. The tax benefits associated with this excess will be applied to reduce the amount of goodwill for financial reporting purposes in the future, if and when such tax benefits are realized for income tax return purposes. During 2006, the Company recorded additional goodwill of approximately €17.2 million (or approximately $22.7 million as of December 31, 2006) associated with the reallocation of certain intangible assets to goodwill for income tax purposes in Finland as well as additional pre-acquisition income tax

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingencies identified at a Valtra European sales office. During 2006 and 2005, the Company realized approximately $9.3 million and $3.8 million, respectively, in tax benefits associated with the excess tax basis deductible goodwill, thus resulting in reductions of goodwill for financial reporting purposes.

At the date of acquisition, the Company identified certain income tax contingencies associated with the operations of Valtra Brazil that related to pre-acquisition tax years. During 2006, it was determined that the identified contingencies no longer existed. The Company therefore recognized a reduction in goodwill of approximately $3.1 million associated with the reversal of such contingent liabilities.

3.	Restructuring and Other Infrequent Expenses

The Company recorded restructuring and other infrequent expenses of $1.0 million, $0.0 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The charges in 2006 include severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. The net charges in 2005 include a $1.5 million gain on the sale of property, plant and equipment related to the completion of auctions of machinery and equipment associated with the rationalization of the Randers, Denmark combine manufacturing operations. The gain was offset by $0.8 million of employee retention payments and facility closure costs incurred associated with the Randers rationalization, as well as $0.7 million of severance and other facility closure costs related to the rationalization of the Company’s Finnish tractor manufacturing, sales and parts operations. The Company did not record an income tax benefit or provision associated with the charges or gain relating to the Randers rationalization during 2005. The 2004 net charges consisted of an $8.2 million pre-tax write-down of property, plant and equipment associated with the Randers rationalization, $3.3 million of severance and facility closure costs associated with the Randers rationalization, a $1.4 million charge associated with the rationalization of certain administrative functions within the Company’s Finnish tractor manufacturing facility, as well as $0.5 million of charges associated with various rationalization initiatives in Europe and the United States initiated in 2002, 2003 and 2004. These charges were offset by gains on the sale of the Company’s Coventry, England manufacturing facility and related machinery and equipment of $8.3 million, $0.9 million of restructuring reserve reversals related to the Coventry closure and a reversal of $4.1 million of the previously established provision related to the Company’s U.K. pension plan. The Company did not record an income tax benefit associated with the charges relating to the Randers rationalization during 2004, when the plan was announced.

Coventry, United Kingdom European headquarters rationalization

During the third quarter of 2006, the Company initiated the restructuring of certain parts, sales, marketing and administrative functions within its Coventry, United Kingdom European headquarters, resulting in the termination of approximately 13 employees. The Company recorded severance costs of approximately $0.4 million associated with the restructuring during 2006. All employees had been terminated and all severance costs had been paid as of December 31, 2006.

German sales office rationalizations

During the third quarter of 2006, the Company announced the closure of two of its sales offices located in Germany, one of which was a Valtra sales office. The closures will result in the termination of approximately 16 employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during 2006. None of the severance costs had been paid as of December 31, 2006 and none of the employees had been terminated. The severance costs and related terminations are expected to be paid and completed during 2007.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valtra European sales office rationalizations

During the second quarter of 2005, the Company announced that it was changing its distribution arrangements for its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. The Company recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, the Company completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within the Company’s Consolidated Statements of Operations. The Company paid approximately $0.2 million and $0.4 million of severance and other facility closure costs during 2005 and 2006, respectively. During the first quarter of 2006, the Company recorded an additional $0.1 million of severance costs related to these closures. As of December 31, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid.

Valtra Finland administrative and European parts rationalizations

During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. The Company recorded an additional $0.1 million of severance costs during the first quarter of 2005 associated with this rationalization and incurred and paid approximately $0.8 million of severance costs during 2005. During the fourth quarter of 2005, the Company reversed $0.1 million of previously established provisions related to severance costs as severance claims were finalized during the quarter. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at December 31, 2006 are expected to be paid through 2009. In addition, during 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Randers, Denmark Rationalization

During the third quarter of 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark, to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range to be assembled in Randers. The restructuring plan will reduce the cost and complexity of the Randers manufacturing operations, by simplifying the model range. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. Component manufacturing operations ceased in February 2005. The components of the restructuring expenses are summarized in the following table (in millions):

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

The write-down of certain property, plant and equipment within the component manufacturing operation represents the impairment of real estate and machinery and equipment resulting from the restructuring, as the rationalization eliminated a majority of the square footage utilized in the facility. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was based on current conditions in the market. The carrying value of the property, plant and equipment was approximately $11.6 million before the $8.2 million impairment charge. The machinery, equipment and tooling was disposed of or sold. A portion of the buildings, land and improvements are being marketed for sale. The impaired property, plant and equipment associated with the Randers rationalization was reported within the Company’s Europe/Africa/Middle East segment. During the second quarter of 2005, the Company completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected within “Restructuring and other infrequent expenses” within the Company’s Consolidated Statements of Operations. The severance costs relate to the termination of 298 employees. As of December 31, 2005, all of the 298 employees had been terminated. The employee retention payments relate to incentives paid to Randers employees who remained employed until certain future termination dates and were accrued over the term of the retention period. During the third quarter of 2005, the Company reversed $0.1 million of previously established provisions related to retention payments as employee retention claims were finalized during the quarter. The facility closure costs included certain noncancelable operating lease terminations and other facility exit costs. The Company also recorded a write-down of approximately $3.7 million of inventory, reflected in costs of goods sold, during 2004, related to inventory that was identified as obsolete as a result of the rationalization.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Coventry Rationalization

During the second quarter of 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of this facility was consistent with the Company’s strategy to reduce excess manufacturing capacity. This particular facility manufactured transaxles and assembled tractors in the range of 50 to 110 horsepower. The trend towards higher horsepower tractors resulting from the consolidation of farms had caused this product segment of the industry to decline over recent years, which negatively impacted the facility’s utilization. The components of the restructuring expenses incurred and paid during 2004 and 2005 are summarized in the following table (in millions):

		Employee	Facility
	Employee	Retention	Closure
	Severance	Payments	Costs	Total

Balances as of December 31, 2003	$0.5	$2.0	$1.6	$4.1

2004 provision reversal	—	(0.4)	(0.5)	(0.9)
2004 cash activity	(0.5)	(1.4)	(0.8)	(2.7)
Foreign currency translation	—	0.1	0.1	0.2

Balances as of December 31, 2004	—	0.3	0.4	0.7

2005 cash activity	—	(0.3)	(0.4)	(0.7)

Balances as of December 31, 2005	$—	$—	$—	$—

On January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility for approximately $41.0 million, and as a result of that sale, recognized a net gain, after selling costs, of approximately $6.9 million. This gain was reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004. The Company leased part of the facility back from the buyers through November 2006. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004 and the remaining $6.6 million on January 28, 2005. In addition, the Company completed the auctions of the remaining machinery and equipment, as well as finalized the sale of the facility (and associated selling costs) during the second quarter of 2004, and recorded an additional $1.4 million in net gains related to such actions. The net gains were reflected in “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004.

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

During 2004, “Restructuring and other infrequent expenses” in the Company’s Consolidated Statements of Operations included a credit of approximately £2.5 million (or approximately $4.1 million) due to a reduction in a previously established reserve for benefits under the Company’s U.K. pension plan. This reduction reflects a reassessment, based upon an analysis of prior employee terminations in light of a U.K.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court of Appeals interpretation of the Company’s U.K. pension plan, of the number of former employees entitled to receive benefits.

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

2002, 2003 and 2004 Functional Rationalizations

During 2002 through 2004, the Company initiated several rationalization plans and recorded restructuring and other infrequent expenses in total of approximately $5.0 million during 2002, 2003 and 2004. The expenses primarily related to severance costs and certain lease termination and other exit costs associated with the rationalization of the Company’s European engineering and marketing personnel, certain components of the Company’s German manufacturing facilities located in Kempten and Marktoberdorf, Germany, the rationalization of the Company’s European combine engineering operations and the closure and consolidation of the Company’s Valtra United States and Canadian sales offices into its existing United States and Canadian sales organizations. The Company did not record any costs associated with these rationalizations during 2005 and 2006. Of the $5.0 million of total costs, approximately $4.0 million relate to severance costs associated with the termination of approximately 215 employees in total. At December 31, 2005, all accrued expenses had been incurred and paid.

4.	Accounts Receivable Securitization

At December 31, 2006 and 2005, the Company had accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $495.2 million and $480.3 million, respectively. In October 2006, the Company’s European securitization was renewed and restructured so that wholesale receivables are sold through a qualifying special purpose entity (a “QSPE”). In addition, the new securitization eliminates the requirement to maintain certain debt rating levels from Standard and Poor’s and Moody’s Investor Services that was applicable to the previous securitization facility. During 2004, the Company amended certain provisions of its United States and Canadian receivable securitization facilities including the expansion of the facilities by an additional $30.0 million and $10.0 million, respectively, and to eliminate the requirement to maintain certain debt rating levels from Standard and Poor’s and Moody’s Investor Services. Outstanding funding under these facilities totaled approximately $429.6 million at December 31, 2006 and $462.7 million at December 31, 2005. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. During 2006, the Company did not fully utilize its securitization facility in the United States due to the Company’s efforts to reduce dealer inventory levels, which resulted in a reduction in wholesale accounts receivable available for sale.

Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a QSPE in the United Kingdom. The Company has reviewed its accounting for its securitization facilities and its wholly-owned special purpose in the United States and its QSPE in the United Kingdom in accordance with SFAS No. 140 and FIN 46R. In the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States, due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and thus consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with the provisions of SFAS No. 140.

Losses on sales of receivables primarily from securitization facilities were $29.9 million in 2006, $22.4 million in 2005 and $15.6 million in 2004, and are included in “other expense, net” in the Company’s Consolidated Statements of Operations. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	United States		Canada		Europe		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Unpaid balance of receivables sold at December 31	$266.6	$333.4	$80.6	$94.8	$142.8	$142.3	$490.0	$570.5
Retained interest in receivables sold	$26.2	$53.3	$20.6	$34.8	$13.6	$19.7	$60.4	$107.8
Credit losses on receivables sold	$2.0	$3.4	$1.3	$0.9	$—	$—	$3.3	$4.3
Average liquidation period (months)	3.1	3.7	3.1	3.7	2.5	2.1
Discount rate	5.7%	4.0%	4.7%	3.5%	3.4%	3.0%

The Company continues to service the sold receivables and maintains a retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2006 and 2005, approximately $0.5 million and $1.4 million, respectively, of the unpaid balance of receivables sold was past due 60 days or more. The fair value of the retained interest is approximately $59.3 million and $105.9 million, respectively, compared to the carrying amount of $60.4 million and $107.8 million, respectively, at December 31, 2006 and 2005, and is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.1 million and $0.2 million, respectively. Assuming a 10% and 20% increase in the discount rate, the fair value of the residual interest would decline by $0.1 million and $0.2 million, respectively. For 2006, the Company received approximately $1,162.4 million from sales of receivables and $5.2 million for servicing fees. For 2005, the Company received $1,272.4 million from sales of receivables and $6.4 million for servicing fees. For 2004, the Company received approximately $1,270.2 million from sales of receivables and $5.6 million for servicing fees.

In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its United States and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. The Company does not maintain any direct retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the servicing of the receivables approximates servicing income. The initial transfer of the wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem the Company’s $250 million 9 1/2% senior notes (Note 7). As of December 31, 2006 and 2005, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $124.1 million and $109.9 million, respectively.

5.	Investments in Affiliates

Investments in affiliates as of December 31, 2006 and 2005 were as follows (in millions):

	2006	2005

Retail finance joint ventures	$175.5	$150.4
Manufacturing joint venture	3.3	2.6
Other joint ventures	12.8	11.7

	$191.6	$164.7

The manufacturing joint venture as of December 31, 2006 and 2005 consisted of a joint venture with a third party manufacturer to produce engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

The Company’s equity in net earnings of affiliates for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Retail finance joint ventures	$25.8	$22.0	$18.3
Manufacturing and other joint ventures	2.0	0.6	2.3

	$27.8	$22.6	$20.6

Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	As of December 31,
	2006	2005

Total assets	$3,642.0	$3,046.6
Total liabilities	3,283.6	2,739.4
Partners’ equity	358.4	307.2

	For the Years Ended December 31,
	2006	2005	2004

Revenues	$232.2	$187.3	$175.1
Costs	152.3	114.0	113.9

Income before income taxes	$79.9	$73.3	$61.2

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of the Company’s retained earnings balance which represents undistributed retained earnings of equity method investees is approximately $105.4 million as of December 31, 2006.

6.	Income Taxes

The sources of (loss) income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004

United States	$(267.1)	$(50.4)	$(18.6)
Foreign	247.9	210.5	243.0

(Loss) income before income taxes and equity in net earnings of affiliates	$(19.2)	$160.1	$224.4

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in millions):

	2006	2005	2004

Current:
United States:
Federal	$(6.1)	$(5.4)	$(3.8)
State	—	(0.1)	—
Foreign	69.0	48.7	75.5

	62.9	43.2	71.7
Deferred:
United States:
Federal	(3.9)	90.8	0.6
State	—	—	—
Foreign	14.5	17.1	13.9

	10.6	107.9	14.5

	$73.5	$151.1	$86.2

At December 31, 2006, the Company’s foreign subsidiaries had approximately $1.4 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

On October 22, 2004, the United States enacted the American Jobs Creation Act (“AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. The AJCA generally allowed companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2005 or 2004.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 is as follows (in millions):

	2006	2005	2004

(Benefit) provision for income taxes at United States federal statutory rate of 35%	$(6.7)	$56.0	$78.5
State and local income taxes, net of federal income tax benefit	(3.8)	(0.6)	(0.6)
Taxes on foreign income which differ from the United States statutory rate	14.8	(4.8)	2.8
Tax effect of permanent differences	32.4	(10.2)	7.5
Change in valuation allowance	36.7	110.8	(3.1)
Other	0.1	(0.1)	1.1

	$73.5	$151.1	$86.2

The significant components of the deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows (in millions):

	2006	2005

Deferred Tax Assets:
Net operating loss carryforwards	$246.6	$192.9
Sales incentive discounts	43.0	42.5
Inventory valuation reserves	19.6	23.2
Pensions and postretirement health care benefits	81.6	77.1
Warranty and provisions	41.7	61.6
Other	40.0	32.5

Total gross deferred tax assets	472.5	429.8
Valuation allowance	(291.4)	(252.8)

Total net deferred tax assets	181.1	177.0

Deferred Tax Liabilities:
Tax over book depreciation and amortization	171.7	140.8
Other	11.4	9.3

Total deferred tax liabilities	183.1	150.1

Net deferred tax (liabilities) assets	$(2.0)	$26.9

Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$36.8	$39.7
Deferred tax assets — noncurrent	105.5	84.1
Other current liabilities	(29.4)	(8.8)
Other noncurrent liabilities	(114.9)	(88.1)

	$(2.0)	$26.9

The Company has recorded a net deferred tax liability of $2.0 million as of December 31, 2006 and a net deferred tax asset of $26.9 million as of December 31, 2005. As reflected in the preceding table, the Company

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established a valuation allowance of $291.4 million and $252.8 million as of December 31, 2006 and 2005, respectively.

The change in the valuation allowance for the years ended December 31, 2006, 2005 and 2004 was an increase of $38.6 million, $109.9 million, and $1.2 million, respectively. During the fourth quarter of 2005, the Company recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against its United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, the Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at December 31, 2006, 2005 and 2004 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $693.4 million as of December 31, 2006, with expiration dates as follows: 2011 — $8.0 million, and thereafter or unlimited — $685.4 million. These net operating loss carryforwards include United States net loss carryforwards of $396.0 million and foreign net operating loss carryforwards of $297.4 million. The Company paid income taxes of $43.6 million, $55.9 million, and $83.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Long-Term Debt

Long-term debt consisted of the following at December 31, 2006 and 2005 (in millions):

	2006	2005

Credit facility	$111.4	$401.5
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	—
6 7/8% Senior subordinated notes due 2014	264.0	237.0
Other long-term debt	7.0	8.3

	785.0	848.1
Less: Current portion of long-term debt	(6.3)	(6.3)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	—

Total long-term debt, less current portion	$577.4	$841.8

On December 4, 2006, the Company issued $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 and received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), the embedded conversion feature has been classified as equity. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require the Company to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of the Company’s subsidiaries. The notes are equal in right of payment with the Company’s 6 7/8% senior subordinated notes due 2014 and its 1 3/4% convertible senior subordinated notes due 2033.

The Company used the net proceeds received from the issuance of the 1 1/4% convertible senior subordinated notes, as well as available cash, to repay $196.9 million of its outstanding United States dollar denominated term loan and €79.1 million of its outstanding Euro denominated term loan. In addition, the Company recorded interest expense of approximately $2.0 million for the proportionate write-off of deferred debt issuance costs associated with the term loan balances that were repaid. The Company’s United States dollar denominated and Euro denominated term loans are discussed further below.

The Company’s credit facility provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. The Company is required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The revolving credit and term loan facilities are secured by a majority of the Company’s United States, Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of its domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on the Company’s senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2006, the Company had total borrowings of $111.4 million under the credit facility, which included $73.3 million under the United States dollar denominated term loan facility, €28.9 million (approximately $38.1 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of December 31, 2006, the Company had availability to borrow $292.2 million under the revolving credit facility. As of December 31, 2005, the Company had total borrowings of $401.5 million under the credit facility, which included $272.5 million under the United States dollar denominated term loan facility, €108.9 million (approximately $129.0 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of December 31, 2005, the Company had availability to borrow $292.9 million under the revolving credit facility.

On June 29, 2005, the Company exchanged its $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 for new notes which provide for (i) the settlement upon conversion in cash up to the principal

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. Pursuant to EITF 00-19, the embedded conversion feature has been classified as equity. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. The impact of the exchange completed in June 2005, as discussed above, will reduce the diluted weighted average shares outstanding in future periods. The reduction in the diluted shares was approximately 9.0 million shares on a prospective basis and will vary in the future based on the Company’s stock price, once the market price trigger or other specified conversion circumstances have been met.

As of December 31, 2006, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of $22.36 per share for at least 20 trading days in the 30 consecutive trading days ending December 31, 2006, and, therefore, the Company classified the 1 3/4% convertible senior subordinated notes as a current liability. Future classification of the notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s existing $300.0 million multi-currency revolving credit facility, or a combination of these sources.

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

On April 23, 2004, the Company sold €200.0 million of 6 7/8% senior subordinated notes due 2014 and received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per annum, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2004. Beginning April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, the Company may redeem the notes, in whole or in part, at

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a redemption price equal to 100% of the principal amount, plus accrued interest plus a make-whole premium. Before April 15, 2007, the Company also may redeem up to 35% of the notes at 106.875% of their principal amount using the proceeds from sales of certain kinds of capital stock. The notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

At December 31, 2006, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt are as follows (in millions):

2008	$5.4
2009	103.1
2010	0.8
2011	0.9
2012	0.8
Thereafter	466.4

$577.4

Cash payments for interest were $70.5 million, $97.8 million and $95.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2006, outstanding letters of credit issued under the revolving credit facility totaled $7.8 million.

8.	Employee Benefit Plans

The Company has defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia, Argentina and Brazil. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The key changes under the new Statement are as follows:

Recognition of funded status in the statement of financial position.  SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a benefit plan, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans) in its statement of financial position.

Recognition of unamortized amounts in Accumulated Other Comprehensive Income.  SFAS No. 158 requires that companies recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). In other words, the change in funded status of the plan in the year in which the change occurs is reflected through a combination of the net annual pension cost (which is a component of net income) and a company’s accumulated other comprehensive income or loss (which is a component of stockholder’s equity).

Elimination of use of early measurement date.  SFAS No. 158 requires companies to measure defined benefit plan assets and obligations as of the date of the company’s fiscal year-end. The measurement provision

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 158 will be effective for years beginning after December 15, 2008. The Company has not yet adopted the measurement provisions of SFAS No. 158 as of December 31, 2006. Upon adoption, this change will only impact the measurement of the Company’s U.K. pension plan.

Additional disclosures.  Last, SFAS No. 158 requires companies to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. In addition, companies must disclose the current and noncurrent components of the assets and liabilities of its defined benefit pension and other postretirement plans.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit pension plans under SFAS No. 87 and its postretirement health care plans under SFAS No. 106, as well as the disclosure provisions under SFAS No. 132(R), “Employers Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132(R)”). SFAS No. 87 required that a liability (referred to as the additional minimum pension liability) be recorded when the accumulated benefit obligation exceeded the fair value of plan assets. Adjustments were recorded as non-cash charges to the Company’s accumulated other comprehensive loss within stockholders’ equity reflected as “additional minimum liability adjustments.” SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date, with no requirement to reflect an additional minimum liability for the difference between the accumulated benefit obligation and plan assets, if any. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the difference between the projected benefit obligation (which includes the impact of future salary increases) and the accumulated benefit obligation related to its defined pension benefit plans, as well as the entire obligation related to its unfunded postretirement health care and life insurance benefit plans in the United States. This resulted in an increase to accumulated other comprehensive loss of approximately $26.8 million, net of taxes, an increase to liabilities of approximately $37.5 million, an increase to other noncurrent assets of approximately $1.6 million and an increase to noncurrent deferred tax assets of approximately $9.1 million.

SFAS No. 158 is effective for periods ending on or after December 15, 2006 and retroactive application is not permitted. Therefore, the disclosures below for the year ended December 31, 2006 reflect the provisions under SFAS No. 158, and the disclosures for the years ended December 31, 2005 and 2004 reflect the requirements under SFAS No. 132(R).

Net annual pension costs for the years ended December 31, 2006, 2005 and 2004 are set forth below (in millions):

Pension benefits	2006	2005	2004

Service cost	$5.0	$4.9	$4.8
Interest cost	40.4	38.7	37.1
Expected return on plan assets	(38.6)	(33.0)	(31.3)
Amortization of net actuarial loss	19.8	16.7	16.9
Amortization of prior service (credit) cost	(0.2)	(0.1)	0.5
Curtailment and other gain	(0.4)	(2.3)	—
Special termination benefits	—	—	(4.1)

Net annual pension cost	$26.0	$24.9	$23.9

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2006, 2005 and 2004 are as follows:

All plans:	2006	2005	2004

Weighted average discount rate	5.0%	5.6%	5.7%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%	3.0-4.0%
U.S. — based plans:
Weighted average discount rate	5.5%	5.75%	6.25%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A	N/A

Net annual postretirement costs for the years ended December 31, 2006, 2005 and 2004 are set forth below (in millions, except percentages):

Postretirement benefits	2006	2005	2004

Service cost	$0.2	$0.7	$0.7
Interest cost	1.7	2.2	2.6
Amortization of prior service cost	(0.1)	0.2	(0.6)
Amortization of unrecognized net loss	0.6	1.1	1.2
Other	—	—	1.9
Curtailment gain	—	(1.9)	—

Net annual postretirement cost	$2.4	$2.3	$5.8

Weighted average discount rate	5.5%	5.75%	6.25%

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2006 and 2005 (in millions):

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2006	2005	2006	2005

Benefit obligation at beginning of year	$776.3	$751.2	$33.2	$45.1
Service cost	5.0	4.9	0.2	0.7
Interest cost	40.4	38.7	1.7	2.2
Plan participants’ contributions	1.4	0.8	—	—
Actuarial (gain) loss	(17.9)	101.4	(5.8)	(4.4)
Divestiture of business	(1.1)	—	—	—
Amendments	—	(0.5)	—	(2.3)
Curtailment gain	—	(0.7)	—	(4.7)
Benefits paid	(41.9)	(42.1)	(2.6)	(3.4)
Foreign currency exchange rate changes	96.7	(77.4)	—	—

Benefit obligation at end of year	$858.9	$776.3	$26.7	$33.2

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
Change in plan assets	2006	2005	2006	2005

Fair value of plan assets at beginning of year	$527.9	$499.7	$—	$—
Actual return on plan assets	40.3	85.6	—	—
Employer contributions	26.6	27.3	2.6	3.4
Plan participants’ contributions	1.4	0.8	—	—
Benefits paid	(41.9)	(37.0)	(2.6)	(3.4)
Other	—	1.7	—	—
Divestiture of business	(0.8)	—	—	—
Foreign currency exchange rate changes	66.8	(50.2)	—	—

Fair value of plan assets at end of year	$620.3	$527.9	$—	$—

Funded status	$(238.6)	$(248.4)	$(26.7)	$(33.2)
Unrecognized net actuarial loss	241.4	251.3	3.7	10.1
Unrecognized prior service credit	(3.0)	(2.9)	(0.4)	(0.5)
Accumulated other comprehensive loss	(238.4)	(216.4)	(3.3)	N/A

Net amount recognized	$(238.6)	$(216.4)	$(26.7)	$(23.6)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$1.6	N/A	$—	N/A
Other current liabilities	(6.6)	N/A	(2.1)	N/A
Pensions and postretirement health care benefits (noncurrent)	(233.6)	(216.4)	(24.6)	(23.6)

Net amount recognized	$(238.6)	$(216.4)	$(26.7)	$(23.6)

Accrued pension costs of approximately $5.1 million and $4.4 million have been classified as current liabilities within “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively, related to the Company’s phased retirement plan obligations in Germany.

As of December 31, 2006, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $241.4 million and a net prior service credit of approximately $3.0 million related to the Company’s defined benefit pension plans. The estimated net actuarial loss and net prior service credit for defined benefit pension plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2007 are approximately $15.0 million and $0.2 million, respectively.

As of December 31, 2006, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $3.7 million and a net prior service credit of approximately $0.4 million related to the Company’s U.S. postretirement health care benefit plans. The estimated net actuarial loss and net prior service credit for postretirement health care benefit plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2007 are approximately $0.1 million and $0.1 million, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2006 and 2005 are as follows:

All plans:	2006	2005

Weighted average discount rate	5.1%	5.0%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%
U.S. — based plans:
Weighted average discount rate	5.8%	5.5%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were $881.4 million, $817.8 million and $609.3 million, respectively, as of December 31, 2006 and $770.0 million, $732.3 million and $515.8 million, respectively, as of December 31, 2005. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S. — based pension plans were $49.7 million, $49.7 million and $43.7 million, respectively, as of December 31, 2006, and $52.1 million, $52.1 million and $41.7 million, respectively, as of December 31, 2005. In accordance with SFAS No. 158, at December 31, 2006, the Company’s accumulated comprehensive loss reflects a reduction to equity of $241.7 million, net of taxes of $74.1 million, primarily related to the Company’s U.K. and U.S. pension plans where the projected benefit obligation exceeded the plan assets. In accordance with SFAS No. 87, at December 31, 2005, the Company’s accumulated comprehensive loss reflects a reduction to equity of $216.4 million, net of taxes of $66.3 million, related to the recording of a minimum pension liability primarily related to the Company’s U.K. pension plan where the accumulated benefit obligation exceeded plan assets.

The Company utilizes a September 30 measurement date to determine the pension benefit measurements for the Company’s U.K. pension plan. The Company utilizes a December 31 measurement date to determine the pension and postretirement benefit measurements for the Company’s plans in the United States and the rest of the world.

For the year ended December 31, 2006, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans, postretirement health care benefit plans and Executive Nonqualified Pension Plan (“ENPP”) by matching the projected cash flows of its plans to the Citibank pension discount curve. Prior to December 31, 2006, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For its non-U.S. plans, the Company bases the discount rate on comparable indices within each of those countries, such as the 15-year iBoxx AA corporate bond yield in the United Kingdom. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows.

The weighted average asset allocation of the Company’s U.S. pension benefit plans at December 31, 2006 and 2005 are as follows:

Asset Category	2006	2005

Large cap domestic equity securities	43%	47%
International equity securities	15%	12%
Domestic fixed income securities	19%	28%
Other investments	23%	13%

Total	100%	100%

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocation of the Company’s non- U.S. pension benefit plans at December 31, 2006 and 2005 are as follows:

Asset Category	2006	2005

Equity securities	49%	51%
Fixed income securities	31%	38%
Other investments	20%	11%

Total	100%	100%

All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. The Company’s global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The Company’s U.S. target allocation of retirement fund investments is 50% large cap domestic equity securities, 10% international equity securities, 20% domestic fixed income securities, and 20% invested in other investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 9%. In arriving at the choice of an expected return assumption of 8% for its U.S. — based plans, the Company has tempered this historical indicator with lower expectations for returns on equity investments in the future, as well as considered administrative costs of the plans. To date, the Company has not invested pension funds in its own stock, and has no intention of doing so in the future. The Company’s non-U.S. target allocation of retirement fund investments is 50% equity securities, 30% fixed income securities and 20% percent invested in other investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based pension plan, the Company has tempered this historical indicator with a slightly lower expectation of future returns on equity investments, as well as plan expenses.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2006 and 2005 was 5.8% and 5.5%, respectively.

For measuring the expected postretirement benefit obligation at December 31, 2006, a 9% health care cost trend rate was assumed for 2007, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. For measuring the expected postretirement benefit obligation at December 31, 2005, a 9% health care cost trend rate was assumed for 2006, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2007 and the accumulated postretirement benefit obligation at December 31, 2006 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$—	$—
Effect on accumulated benefit obligation	$2.7	$(2.3)

In December 2003, the United States Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that provides a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the final regulations released in January 2005, during the third quarter of 2005, the Company reviewed the provisions of its postretirement health care plans with its actuaries to determine whether the benefits offered by its plans met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, the Company believes that two of its plans qualify for the subsidy. In accordance with FSP

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription, Drug, Improvement and Modernization Act of 2003,” the Company began reflecting the impact of the anticipated subsidies as of July 1, 2005 on a prospective basis, and revalued its projected benefit obligation as of July 1, 2005.

During 2005, the Company recognized a curtailment of two of its postretirement health care plans, resulting in a $1.9 million decrease to its net postretirement cost.

The Company currently estimates its minimum contributions and benefit payments for 2007 to its U.S. — based defined pension plans and postretirement health care and life insurance benefit plans will aggregate approximately $1.9 million and $2.2 million, respectively. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2007 to its non-U.S.-based defined pension plans will aggregate approximately $26.2 million, of which approximately $21.1 million relates to its U.K. pension plan.

During 2006, approximately $41.9 million of benefit payments were made related to the Company’s pension plans. At December 31, 2006, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2007	$42.1
2008	43.0
2009	43.8
2010	44.4
2011	44.8
2012 through 2016	242.5

$460.6

During 2006, approximately $2.6 million of benefit payments were made related to the Company’s U.S. postretirement benefit plans. At December 31, 2006, the aggregate expected benefit payments for the Company’s U.S. postretirement benefit plans are as follows (in millions):

2007	$2.2
2008	1.8
2009	1.7
2010	1.6
2011	1.5
2012 through 2016	9.1

$17.9

The Company’s Supplemental Executive Retirement Plan (“SERP”) is an unfunded plan that provides Company executives with retirement income for a period of ten years based on a percentage of their final base salary, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. Prior to January 1, 2007, the benefit paid to the executive was equal to 3% of the final base salary times credited years of service, with a maximum benefit of 60% of the final base salary. Benefits under the SERP vested at age 65 or, at the discretion of the Company’s Board of Directors, at age 62 reduced by a factor to recognize early commencement of the benefit payments.

On November 3, 2006, the Company entered into an Executive Nonqualified Pension Plan, effective January 1, 2007 (the “2007 ENPP”), which is intended to amend and restate the Company’s existing SERP plan to provide senior Company executives with an appropriate retirement benefit. The 2007 ENPP provides a group of senior Company executives with retirement income for a period of 15 years based on a percentage of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their average final salary and bonus, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. The benefit paid to the executives ranges from 2.25% to 3% of the average of the last three years of their base salary plus bonus prior to their termination of employment (“final earnings”) times credited years of service, with a maximum benefit of 45% to 60% of the final earnings, depending on the level of the executive. Benefits under the 2007 ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the 2007 ENPP), but are not payable until the participant reaches age 65 or upon termination of services because of death or disability, adjusted to reflect payment prior to age 65.

Net annual ENPP and SERP cost and the measurement assumptions for the plans for the years ended December 31, 2006, 2005 and 2004 are set forth below (in millions):

	2006	2005	2004

Service cost	$0.9	$0.6	$0.6
Interest cost	0.5	0.4	0.4
Amortization of prior service cost	0.4	0.3	0.3
Recognized actuarial gain	—	—	(0.1)

Net annual ENPP/SERP costs	$1.8	$1.3	$1.2

Discount rate	5.5%	5.75%	6.25%
Rate of increase in future compensation	5.0%	5.0%	5.0%

The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2006 and 2005 (in millions):

Change in benefit obligation	2006	2005

Benefit obligation at beginning of year	$8.1	$7.4
Service cost	0.9	0.6
Interest cost	0.5	0.4
Actuarial (gain) loss	(1.4)	0.1
Amendments	2.6	—
Benefits paid	(0.4)	(0.4)

Benefit obligation at end of year	$10.3	$8.1

Funded status	$(10.3)	$(8.1)
Unrecognized net actuarial gain	(1.8)	(0.3)
Unrecognized prior service cost	4.5	2.3
Accumulated other comprehensive loss	(2.7)	N/A

Net amount recognized	$(10.3)	$(6.1)

Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(0.4)	N/A
Pensions and postretirement health care benefits (noncurrent)	(9.9)	$(6.1)

Net amount recognized	$(10.3)	$(6.1)

The weighted average discount rate used to determine the benefit obligation for the Company’s 2007 ENPP and SERP plans for the years ended December 31, 2006 and 2005 was 5.8% and 5.5%, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company’s accumulated other comprehensive loss included a net actuarial gain of approximately $1.8 million and a net prior service cost of approximately $4.5 million related to the Company’s ENPP plan. The estimated net actuarial gain and net prior service cost related to the ENPP that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2007 are approximately $0.1 million and $0.5 million, respectively.

In accordance with SFAS No. 158, at December 31, 2006, the Company recorded a reduction to equity of $2.7 million, related to the unfunded projected benefit obligation of the Company’s ENPP. As the Company is not benefiting losses for tax purposes in the United States, there was no tax impact to this charge.

During 2006, approximately $0.4 million of benefit payments were made related to the Company’s ENPP plan. At December 31, 2006, the aggregate expected benefit payments for the Company’s ENPP plan are as follows (in millions):

2007	$0.4
2008	0.5
2009	0.5
2010	0.7
2011	0.8
2012 through 2016	5.4

$8.3

The Company maintains separate defined contribution plans covering certain employees primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $8.5 million, $8.3 million and $7.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

9.	Common Stock

At December 31, 2006, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 91.2 million shares of common stock outstanding, approximately 1.9 million shares reserved for issuance under the Company’s 2001 Stock Option Plan (Note 10), and approximately 3.5 million shares reserved for issuance under the 2006 Long Term Incentive Plan (the “2006 Plan”) (Note 10).

On April 7, 2004, the Company sold 14,720,000 shares of its common stock in an underwritten public offering, and received net proceeds of approximately $300.1 million. The Company used the net proceeds to repay a $100.0 million interim bridge loan facility, to repay borrowings under its credit facility and to pay offering related fees and expenses.

The Company has a stockholder rights plan, which was adopted in April 1994 following stockholder approval. The plan provides that each share of common stock outstanding will have attached to it the right to purchase a one-hundredth of a share of Junior Cumulative Preferred Stock, with a par value $0.01 per share. The purchase price per a one-hundredth of a share is $100.00, subject to adjustment. The rights will be exercisable only if a person or group (“acquirer”) acquires 20% or more of the Company’s common stock or announces a tender offer or exchange offer that would result in the acquisition of 20% or more of the Company’s common stock or, in some circumstances, if additional conditions are met. Once they are exercisable, the plan allows stockholders, other than the acquirer, to purchase the Company’s common stock or securities of the acquirer with a then current market value of two times the exercise price of the right. The rights are redeemable for $0.01 per right, subject to adjustment, at the option of the Company’s board of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors. The rights will expire on April 26, 2014, unless they are extended, redeemed or exchanged by the Company before that date.

10.	Stock Incentive Plans

At the Company’s April 2006 annual stockholders’ meeting, the Company obtained stockholder approval for the 2006 Plan under which up to 5,000,000 shares of common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Director’s Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approved the grants of awards during 2006 effective under the employee and director stock incentive plans described below.

Employee Plans

The Company’s Board of Directors approved two new stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the new performance share plan, the Company established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year period. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of common stock at the end of each performance period. Participants may elect to forfeit a portion of the earned award in order to fully satisfy federal, state and employment taxes which are payable at the time the shares are earned. The Company recorded stock compensation expense of approximately $1.4 million associated with these awards during 2006. Compensation expense recorded was based on the price of the Company’s common stock on April 27, 2006 (the date of the Company’s annual stockholder meeting) with respect to the initial grants under the plan, and based upon the stock price as of the grant date for subsequent grants made during the third quarter of 2006. The compensation expense associated with these awards is being amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. No compensation expense was recorded associated with the Company’s one-year performance period transition plan, as no shares were earned. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the year ended December 31, 2006 was $23.86. Performance award transactions during the year ended December 31, 2006 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded	742,000
Shares forfeited or unearned	(99,917)
Shares earned	—

Shares awarded but not earned at December 31	642,083

In addition to the performance share plan, certain executives and key managers will be eligible to receive grants of SSARs or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan were made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $0.3 million associated with SSAR award grants during 2006. The compensation expense associated with these awards is being amortized ratably over the vesting period. There are no awards currently exercisable as of December 31, 2006. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Sholes option model were as follows for the year ended December 31, 2006:

Year Ended
December 31,
2006

SSARs	$8.78
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5
Risk-free interest rate	5.0%
Expected volatility	41.5%
Expected dividend yield	—

SSAR transactions during the year ended December 31, 2006 were as follows:

SSARs granted	229,250
SSARs exercised	—
SSARs canceled or forfeited	(7,500)

SSARs outstanding at December 31	221,750

SSAR price ranges per share:
Granted	$23.80-26.00
Exercised	—
Canceled or forfeited	$23.80
Weighted average SSAR exercise prices per share:
Granted	$23.89
Exercised	—
Canceled or forfeited	23.80
Outstanding at December 31	23.89

At December 31, 2006, the weighted average remaining contractual life of SSARs outstanding was approximately six years.

As of December 31, 2006, the total compensation cost related to unvested SSARs not yet recognized was approximately $1.7 million and the weighted-average period over which it is expected to be recognized is approximately three years. As of December 31, 2006, the total compensation cost related to unearned performance awards not yet recognized, assuming minimum thresholds of performance are achieved, was approximately $3.7 million, and the weighted-average period over which it is expected to be recognized is approximately two years.

On February 15, 2007, the Company granted 515,000 performance award shares (if the Company were to achieve the target levels of performance) and 224,500 SSARs under the 2006 Plan.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director Restricted Stock Grants

The Company’s Board of Directors approved a plan to provide $25,000 in annual restricted stock grants to all non-employee directors effective on the first day of each calendar year. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state, and employment taxes which would be payable at the time of grant. The January 1, 2006 grant equated to 11,550 shares of common stock, of which 8,832 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during 2006 associated with these grants.

As of December 31, 2006, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 3,485,251 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

On January 1, 2007, the Company granted 8,080 shares of common stock under the 2006 Plan, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes.

Former Non-employee Director Stock Incentive Plan and Long-Term Incentive Plan

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

Former Non-employee Director Stock Incentive Plan

The Company’s former Director Plan provided for restricted stock awards to non-employee directors based on increases in the price of the Company’s common stock. The awarded shares were earned in specified increments for each 15% increase in the average market value of the Company’s common stock over the initial base price established under the plan. When an increment of the awarded shares was earned, the shares were issued to the participant in the form of restricted stock which vested at the earlier of 12 months after the specified performance period or upon departure from the Company’s Board of Directors. When the restricted shares were earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award was earned was paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. In addition, as of December 31, 2006, there were 8,999 shares that had been earned but were not vested under the Director Plan.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Former Long-Term Incentive Plan

The Company’s former LTIP provided for restricted stock awards to executives based on increases in the price of the Company’s common stock. The awarded shares were earned over a five-year performance period in specified increments for each 20% increase in the average market value of the Company’s common stock over the established initial base price. For all restricted stock awards prior to 2000, earned shares were issued to the participant in the form of restricted stock which generally carried a five-year vesting period with one-third of each earned award vesting at the end of the third, fourth and fifth year after each award was earned. In 2000, the LTIP was amended to replace the vesting schedule with a non-transferability period for all future grants. Accordingly, for restricted stock awards in 2000 through 2005, earned shares were subject to a non-transferability period, which expired over a five-year period with the transfer restrictions lapsing in one-third increments at the end of the third, fourth and fifth year after each award was earned. During the non-transferability period, participants were restricted from selling, assigning, transferring, pledging or otherwise disposing of any earned shares, but earned shares were not subject to forfeiture. In the event a participant terminated employment with the Company, the non-transferability period was extended by two years. When the earned shares had been vested and were no longer subject to forfeiture, the Company was obligated to pay a cash bonus equal to 40% of the value of the shares on the date the shares were earned in order to satisfy a portion of the estimated income tax liability to be incurred by the participant.

For awards granted in 2000 and thereafter, the Company recorded the entire compensation expense relating to the market value of the earned shares and related cash bonus in the period in which the award was earned. For awards granted prior to 2000, the market value of awards earned was added to common stock and additional paid-in capital and an equal amount was deducted from stockholders’ equity as unearned compensation. The LTIP unearned compensation and the amount of cash bonus paid when the awarded shares became vested were amortized to expense ratably over the vesting period.

The Company recognized compensation expense associated with the former LTIP and Director Plan of $0.1 million, $0.4 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, consisting of compensation expense relating to earned shares, amortization of stock awards for earned shares issued prior to 2000 and the related cash bonuses.

In 2001, the former LTIP was amended to permit a participant to elect to forfeit a portion of an earned award in order to fully satisfy federal, state and employment taxes which were payable at the time the shares and the related cash bonus were earned. The number of shares of common stock equal to the value of the participant’s tax liability, net of the cash bonus, were thereby forfeited in lieu of an additional cash payment contributed to the participant’s tax withholding. In 2005 and 2004, zero and 1,513 earned shares, respectively, were forfeited in this manner.

For awards granted prior to 2000, the number of shares vested during the years 2006, 2005 and 2004 were 15,000, 15,000 and 4,166, respectively. All awards granted after 2000 vest immediately upon being earned.

Stock Option Plan

The Company’s Option Plan provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the Company’s Board of Directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire no later than ten years from the date of grant. There were no grants under the Option Plan during the years ended December 31, 2006, 2005 and 2004. The Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model for disclosure purposes only prior to the adoption of SFAS No. 123R. The fair value of the grants were amortized over the applicable

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting period. As a result of applying the provisions of SFAS No. 123R, the Company recognized $0.2 million of stock compensation expense associated with stock options that vested during 2006.

Stock option transactions during the year ended December 31, 2006 were as follows:

2006

Options outstanding at January 1	1,249,058
Options granted	—
Options exercised	(660,850)
Options canceled	(77,038)

Options outstanding at December 31	511,170

Options available for grant at December 31	1,919,837

Option price ranges per share:
Granted	$—
Exercised	10.06-22.31
Canceled	22.31-25.50

Weighted average option prices per share:
Outstanding at January 1	$18.02
Granted	—
Exercised	16.39
Canceled	25.46
Outstanding at December 31	18.71

At December 31, 2006, the outstanding options had a weighted average remaining contractual life of approximately three years and there were 505,170 options currently exercisable with option prices ranging from $8.50 to $31.25 and with a weighted average exercise price of $18.68 and an aggregate intrinsic value of $6.2 million.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2006	Price

$ 8.50 — $11.88	141,700	3.6	$10.97	141,700	$10.97
$15.12 — $22.31	278,500	3.7	$18.70	272,500	$18.65
$23.00 — $31.25	90,970	0.5	$30.78	90,970	$30.78

	511,170			505,170

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $7.0 million, $0.7 million and $1.6 million, respectively, and the total fair value of shares vested during the same periods was approximately $0.2 million, $1.1 million and $1.8 million, respectively. There were 6,000 stock options that were not vested as of December 31, 2006. Cash proceeds received from stock option exercises during 2006, 2005 and 2004 was approximately $10.8 million, $1.4 million and $3.3 million, respectively. The Company did not realize a tax benefit from the exercise of these options.

11.	Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Hedging Activities — An Amendment of FASB Statement No. 133.” All derivatives are recognized on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. The Company primarily engages in derivatives that are designated as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings.

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

During 2006, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and subsequently reclassified into net sales as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that were reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million on an after-tax basis. These contracts all expired prior to December 31, 2006.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the year ended December 31, 2006 (in millions). There were no derivatives held by the Company accounted for as hedges during 2005 or 2004:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2005	$—	$—	$—
Net changes in fair value of derivatives	4.1	—	4.1
Net gains reclassified from accumulated other comprehensive loss into income	4.0	—	4.0

Accumulated derivative net gains as of December 31, 2006	$0.1	$—	$0.1

The Company uses foreign currency forward contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. For the years ended December 31, 2006, 2005 and 2004, the Company recorded a net gain of approximately $13.4 million and net losses of approximately $0.3 million and $37.6 million, respectively, under the caption of other expense, net. These gains or losses were substantially offset by losses or gains on the remeasurement of the underlying asset or liability being hedged.

Interest Rate Risk

The Company may use interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has no interest rate swap agreements outstanding.

In addition to the above, the Company recorded a deferred loss of $2.0 million, net of taxes, for the year ended December 31, 2006 and a deferred gain of $2.8 million and $3.8 million, net of taxes, for the years ended December 31, 2005 and 2004, respectively, to other comprehensive income (loss) related to derivatives held by affiliates. The losses and gains are related to interest rate swap contracts in the Company’s retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure the retail finance joint ventures’ yields against their fixed rate loan portfolios.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

The future payments required under the Company’s significant commitments as of December 31, 2006 are as follows (in millions):

	Payments Due By Period
	2007	2008	2009	2010	2011	Thereafter	Total

Interest payments related to long-term debt(1)	$27.5	$26.7	$22.3	$18.3	$18.3	$41.1	$154.2
Capital lease obligations	2.3	1.3	0.3	—	—	—	3.9
Operating lease obligations	29.7	22.4	16.4	11.7	9.5	59.8	149.5
Unconditional purchase obligations(2)	64.1	34.8	15.2	4.8	4.4	5.1	128.4
Other short-term and long-term obligations(3)	32.1	23.8	23.6	23.5	23.4	160.5	286.9

Total contractual cash obligations	$155.7	$109.0	$77.8	$58.3	$55.6	$266.5	$722.9

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of the Company’s European combine manufacturing operations during 2004, the Company entered into an agreement with a third-party manufacturer to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $21.4 million) through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change.

	Amount of Commitment Expiration Per Period
	2007	2008	2009	2010	2011	Thereafter	Total

Guarantees	$79.1	$5.2	$3.7	$—	$—	$—	$88.0

Off Balance Sheet Arrangements

Guarantees

At December 31, 2006, the Company was obligated under certain circumstances to purchase through the year 2010 up to $7.2 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations.

At December 31, 2006, the Company guaranteed indebtedness owed to third parties of approximately $80.8 million, primarily related to dealer and end user financing of equipment. The Company believes the credit risk associated with these guarantees is not material to its financial position.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

In addition, at December 31, 2006, the Company had foreign currency forward contracts to buy an aggregate of approximately $166.0 million of United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $172.3 million United States dollar equivalents. All contracts have a maturity of less than one year (Note 11).

From time to time, the Company sells certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of SFAS No. 140 and has determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.

Total lease expense under noncancelable operating leases was $37.8 million, $37.6 million and $35.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingencies

As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $20.0 million and $21.4 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2006 and 2005, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

In February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions under the United Nations Oil for Food Program by the Company and certain of the Company’s subsidiaries. The subpoena arises from sales by the Company’s subsidiaries of farm equipment to the Iraq ministry of agriculture. The Company is cooperating fully with the inquiry. The subpoena does not imply there have been any violations of the federal securities or other laws. However, should the SEC (or the U.S. Department of Justice, which is participating in the SEC’s inquiry) determine that the Company has violated federal law, the Company could be subject to civil or criminal fines and penalties, or both. A similar proceeding has been initiated against one of the Company’s subsidiaries in Denmark, and on November 28, 2006, the French government initiated an investigation of one of the Company’s subsidiaries in France. It is not possible to predict the outcome of these inquiries or their impact, if any, on the Company.

The Company is party to various claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Related Party Transactions

Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and securitization facilities (Notes 4 and 7). The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, the Company’s joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, the Company made a $21.3 million investment in its retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to the Company’s other retail finance joint ventures and will result in the gradual elimination of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2006, the solvency requirement for the portfolio held by Rabobank was approximately $8.3 million.

The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2006, the Company was obligated under certain circumstances to purchase through the year 2010 up to $7.2 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company and the Company continues to service the receivables. The Company does not maintain any direct retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates servicing income. The initial transfer of the wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem the Company’s $250 million 9 1/2% senior notes (Note 7). As of December 31, 2006 and 2005, the balance of interest- bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $124.1 million and $109.9 million, respectively.

During 2006, 2005 and 2004, the Company had net sales of $190.9 million, $153.8 million and $162.8 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of the Board of Directors of the Company.

During 2006 and 2005, the Company made license fee payments and purchased raw materials, including engines, totaling approximately $211.3 million and $184.5 million, respectively, from Caterpillar Inc., in the ordinary course of business. One of the Group Presidents of Caterpillar Inc. is also a member of the Board of Directors of the Company.

During 2006, 2005 and 2004, the Company purchased approximately $1.4 million, $4.4 million and $2.4 million, respectively, of equipment components from its manufacturing joint venture, Deutz AGCO Motores SA, at prices approximating cost.

14.	Segment Reporting

The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment may not be comparable to another segment. Segment results for the years ended December 31, 2006, 2005 and 2004 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years Ended December 31,	America	America	Middle East	Pacific	Consolidated

2006
Net sales	$1,283.8	$657.2	$3,334.4	$159.6	$5,435.0
(Loss) income from operations	(37.8)	45.2	279.4	20.3	307.1
Depreciation	24.3	16.4	55.4	2.5	98.6
Assets	678.4	342.2	1,283.7	79.5	2,383.8
Capital expenditures	17.7	11.2	99.7	0.5	129.1

2005
Net sales	$1,607.8	$648.5	$2,988.7	$204.7	$5,449.7
Income from operations	17.1	37.8	242.5	35.0	332.4
Depreciation	25.3	14.2	47.0	2.9	89.4
Assets	760.3	346.1	1,091.4	79.8	2,277.6
Capital expenditures	14.6	8.6	64.6	0.6	88.4

2004
Net sales	$1,412.5	$796.8	$2,873.0	$191.0	$5,273.3
Income from operations	32.2	127.0	186.8	32.9	378.9
Depreciation	22.3	10.4	47.3	4.3	84.3
Assets	766.9	342.5	1,305.0	63.6	2,478.0
Capital expenditures	13.5	11.1	49.1	4.7	78.4

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2006	2005	2004

Segment income from operations	$307.1	$332.4	$378.9
Corporate expenses	(45.4)	(40.8)	(39.0)
Restricted stock compensation	(3.5)	(0.4)	(0.5)
Restructuring and other infrequent expenses	(1.0)	—	(0.1)
Goodwill impairment charge	(171.4)	—	—
Amortization of intangibles	(16.9)	(16.5)	(15.8)

Consolidated income from operations	$68.9	$274.7	$323.5

Segment assets	$2,383.8	$2,277.6	$2,478.0
Cash and cash equivalents	401.1	220.6	325.6
Receivables from affiliates	2.1	2.0	7.9
Investments in affiliates	191.6	164.7	114.5
Deferred tax assets, other current and noncurrent assets	335.9	288.1	402.5
Intangible assets, net	207.9	211.5	238.2
Goodwill	592.1	696.7	730.6

Consolidated total assets	$4,114.5	$3,861.2	$4,297.3

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by customer location for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Net sales:
United States	$1,008.0	$1,291.0	$1,168.1
Canada	200.2	240.1	176.9
Germany	627.0	534.9	470.1
France	624.8	569.7	604.7
United Kingdom and Ireland	322.6	286.5	301.0
Finland and Scandinavia	657.5	641.2	634.4
Other Europe	857.6	681.5	673.6
South America	644.0	634.5	786.0
Middle East	151.2	212.2	127.1
Asia	58.6	84.4	72.0
Australia	101.0	120.3	119.0
Africa	93.8	62.7	62.2
Mexico, Central America and Caribbean	88.7	90.7	78.2

	$5,435.0	$5,449.7	$5,273.3

Net sales by product for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Net sales:
Tractors	$3,634.7	$3,577.4	$3,394.6
Combines	214.0	277.7	361.8
Application equipment	266.8	307.8	265.8
Other machinery	566.7	552.0	551.4
Replacement parts	752.8	734.8	699.7

	$5,435.0	$5,449.7	$5,273.3

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2006 and 2005 was as follows (in millions):

	2006	2005

United States	$123.7	$129.0
Finland	204.6	178.4
Germany	176.7	138.7
Brazil	146.3	142.9
France	78.5	74.8
Other	29.9	20.9

	$759.7	$684.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The attestation report, which expresses KPMG LLP’s unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AGCO Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AGCO Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
February 28, 2007

Item 9B.	Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders which we intend to file in April 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Directors Continuing in Office” and “Board of Directors and Certain Committees of the Board” incorporated herein by reference. The information with respect to executive officers required by this Item set forth under the heading “Executive Officers of the Registrant” on pages 10 and 11 of this Form 10-K and our Proxy Statement for the 2007 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth on page 9 of this Form 10-K is incorporated herein by reference. The code of ethics referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities Authorized for Issuance Under Equity Compensation Plans

AGCO maintains its 2006 Plan and its Option Plan pursuant to which we may grant equity awards to eligible persons. For additional information see Note 10, Stock Incentive Plans, in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plans.

	(a)	(b)	(c)
			Number of securities remaining
	Number of Securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding awards under	outstanding awards	(excluding securities reflected in
Plan Category	the Plans	under the Plans	column (a))

Equity compensation plans approved by security holders	2,017,087	$22.57	5,405,088
Equity compensation plans not approved by security holders	3,500	18.76	—

Total	2,020,587	$22.56	5,405,088

(b) Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item set forth in our 2007 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for AGCO Corporation and its subsidiaries are presented on pages 52 to 106 under Item 8 of this Form 10-K.

(2) Financial Statement Schedules:

The following Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein on pages II-1 and II-2.

Schedule	Description

Schedule II	Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted because the required information is contained in Notes to the Consolidated Financial Statements or because such schedules are not required or are not applicable.

(3)	The following exhibits are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 31, 2001, Form 10-K, Exhibit 3.2
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1; Registration Statement No. 333-125255, Exhibit 4.2
4.3	Indenture dated as of April 23, 2004	April 15, 2004, Form 8-K, Exhibit 4.1
4.5	Indenture dated as of December 4, 2006	December 4, 2006, Form 8-K, Exhibit 10.1
10.1	2006 Long-term Incentive Stock Plan *	March 31, 2006, DEF 14A, Appendix A; July 31, 2006, Form 8-K, Exhibit 10.1
10.2	Form of Non-Qualified Stock Option Award Agreement *	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement *	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement *	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Agreement *	March 31, 2006, Form 10-Q, Exhibit 10.5
10.6	Form of Performance Share Award	March 31, 2006, Form 10-Q, Exhibit 10.6

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

10.7	2001 Stock Option Plan *	March 31, 2001, Form 10-Q, Exhibit 10.2
10.8	1991 Stock Option Plan *	December 31, 1998, Form 10-K, Exhibit 10.8
10.9	Form of Stock Option Agreements *	Registration Statement #33-43437
10.10	Amended and Restated Long-Term Incentive Plan (LTIP III) *	December 31, 2000, Form 10-K, Exhibit 10.3 December 31, 2001, Form 10-K, Exhibit 10.4 December 3, 2004, Form 8-K, Exhibit 10.1
10.11	Non-employee Director Stock Incentive Plan *	December 31, 1997, Form 10-K, Exhibit 10.11 December 31, 2001, Form 10-K, Exhibit 10.6 March 25, 2003, DEF 14A, Appendix A
10.12	Management Incentive Compensation Plan *	December 31, 1995, Form 10-K, Exhibit 10.14
10.13	Executive Non-qualified Pension Plan *	September 30, 2006, Form 10-Q, Exhibit 10.2
10.14	Amended and Restated Executive Non-qualified Pension Plan *	September 30, 2006, Form 10-Q, Exhibit 10.3
10.15	Employment Agreement with Martin Richenhagen *	June 30, 2004, Form 10-Q, Exhibit 10.1
10.16	Employment Agreement with Andrew H. Beck *	June 30, 2002, Form 10-Q, Exhibit 10.2
10.17	Employment Agreement with Garry L. Ball *	December 31, 2004, Form 10-K, Exhibit 10.11
10.18	Employment Agreement with Stephen D. Lupton *	December 31, 2002, Form 10-K, Exhibit 10.22 and December 31,
2004, Form 10-K, Exhibit 10.13
10.19	Employment Agreement with Hubertus Muehlhaeuser	September 2, 2005, Form 8-K, Exhibit 10.1
10.20	Employment Agreement with Gary Collar	Filed herewith
10.21	Receivables Purchase Agreement dated as of January 27, 2000	December 31, 1999, Form 10-K, Exhibit 10.12 March 31, 2004, Form 10-Q, Exhibit 10.2
10.22	Credit Agreement dated as of December 22, 2003	January 7, 2004, Form 8-K, Exhibit 10.1
March 31, 2004, Form 10-Q, Exhibit 10.4
September 30, 2004, Form 10-Q, Exhibit 10.1
March 31, 2005, Form 10-Q, Exhibit 10.1
December 31, 2005, Form 10-K, Exhibit 10.16 March 31, 2006, Form 10-Q, Exhibit 10.1 September 30, 2006, Form 10-Q, Exhibit 10.4
December 1, 2006, Form 8-K, Exhibit 10.1

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

10.23	Canadian Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.1 March 31, 2004, Form 10-Q, Exhibit 10.3
10.24	European Receivables Transfer Agreement	September 30, 2006, Form 10-Q, Exhibit 10.1
10.25	Director Compensation Agreement	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.0	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

By:	/s/ Martin Richenhagen
Martin Richenhagen
Chairman, President and
Chief Executive Officer

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin Richenhagen Martin Richenhagen	Chairman, President and Chief Executive Officer	March 1, 2007

/s/ Andrew H. Beck Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

P. George Benson * P. George Benson	Director	March 1, 2007

W. Wayne Booker * W. Wayne Booker	Director	March 1, 2007

Herman Cain * Herman Cain	Director	March 1, 2007

Wolfgang Deml * Wolfgang Deml	Director	March 1, 2007

Francisco R. Gros * Francisco R. Gros	Director	March 1, 2007

Gerald B. Johanneson * Gerald B. Johanneson	Director	March 1, 2007

Curtis E. Moll * Curtis E. Moll	Director	March 1, 2007

David E. Momot * David E. Momot	Director	March 1, 2007

Signature	Title	Date

Gerald L. Shaheen * Gerald L. Shaheen	Director	March 1, 2007

Hendrikus Visser * Hendrikus Visser	Director	March 1, 2007

*By: /s/ Andrew H. Beck Andrew H. Beck Attorney-in-Fact		March 1, 2007

ANNUAL REPORT ON FORM 10-K

ITEM 15 (A)(2)

FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2006

II-1

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2006
Allowances for sales incentive discounts	$92.1	$—	$123.3	$(132.8)	$—	$82.6

Year ended December 31, 2005
Allowances for sales incentive discounts	$84.7	$—	$157.0	$(149.6)	$—	$92.1

Year ended December 31, 2004
Allowances for sales incentive discounts	$76.5	$—	$136.8	$(128.6)	$—	$84.7

		Additions
	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses	Deductions	Translation	Period

Year ended December 31, 2006
Allowances for doubtful accounts	$40.6	$—	$1.5	$(7.2)	$2.8	$37.7

Year ended December 31, 2005
Allowances for doubtful accounts	$54.9	$—	$2.3	$(14.1)	$(2.5)	$40.6

Year ended December 31, 2004
Allowances for doubtful accounts	$47.2	$9.4	$3.2	$(7.2)	$2.3	$54.9

		Additions
	Balance at	Charged to			Foreign	Balance at
	Beginning	Costs and	Reversal of		Currency	End of
Description	of Period	Expenses	Accrual	Deductions	Translation	Period

Year ended December 31, 2006
Accruals of severance, relocation and other integration costs	$0.8	$1.0	$—	$(0.7)	$—	$1.1

Year ended December 31, 2005
Accruals of severance, relocation and other integration costs	$5.0	$1.4	$(0.2)	$(5.2)	$(0.2)	$0.8

Year ended December 31, 2004
Accruals of severance, relocation and other integration costs	$3.3	$5.0	$(0.4)	$(3.1)	$0.2	$5.0

		Additions
	Balance at		Charged to		Foreign	Balance at
	Beginning	Acquired	Costs and		Currency	End of
Description	of Period	Businesses	Expenses*	Deductions	Translation	Period

Year ended December 31, 2006
Deferred tax valuation allowance	$252.8	$(3.8)	$37.7	$—	$4.7	$291.4

Year ended December 31, 2005
Deferred tax valuation allowance	$142.9	$(9.5)	$122.0	$—	$(2.6)	$252.8

Year ended December 31, 2004
Deferred tax valuation allowance	$141.7	$7.6	$(6.2)	$—	$(0.2)	$142.9

*	Amounts charged through other comprehensive loss during the years ended December 31, 2006, 2005 and 2004 were $(1.1) million, $0.6 million and $1.0 million, respectively.

II-2