Form 10-Q
period 2007-03-31
AGCO CORP /DE
filed 2007-05-10
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended March 31, 2007
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
     As of May 4, 2007, AGCO Corporation had 91,481,609 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$157.4	$401.1
Accounts and notes receivable, net	734.7	677.1
Inventories, net	1,227.5	1,064.9
Deferred tax assets	32.7	36.8
Other current assets	109.6	129.1

Total current assets	2,261.9	2,309.0
Property, plant and equipment, net	650.2	643.9
Investment in affiliates	196.2	191.6
Deferred tax assets	106.5	105.5
Other assets	68.1	64.5
Intangible assets, net	205.9	207.9
Goodwill	601.6	592.1

Total assets	$4,090.4	$4,114.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6.3	$6.3
Convertible senior subordinated notes	201.3	201.3
Accounts payable	684.8	706.9
Accrued expenses	561.1	629.7
Other current liabilities	59.1	79.4

Total current liabilities	1,512.6	1,623.6
Long-term debt, less current portion	583.3	577.4
Pensions and postretirement health care benefits	268.8	268.1
Deferred tax liabilities	132.2	114.9
Other noncurrent liabilities	43.2	36.9

Total liabilities	2,540.1	2,620.9

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2007 and 2006	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,462,609 and 91,177,903 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	0.9	0.9
Additional paid-in capital	916.7	908.9
Retained earnings	798.6	774.1
Accumulated other comprehensive loss	(165.9)	(190.3)

Total stockholders’ equity	1,550.3	1,493.6

Total liabilities and stockholders’ equity	$4,090.4	$4,114.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$1,332.6	$1,169.8
Cost of goods sold	1,113.2	963.5

Gross profit	219.4	206.3

Selling, general and administrative expenses	137.2	126.6
Engineering expenses	32.4	31.6
Restructuring and other infrequent expenses	—	0.1
Amortization of intangibles	4.2	4.1

Income from operations	45.6	43.9

Interest expense, net	6.7	13.6
Other expense, net	8.6	6.5

Income before income taxes and equity in net earnings of affiliates	30.3	23.8

Income tax provision	12.8	12.6

Income before equity in net earnings of affiliates	17.5	11.2

Equity in net earnings of affiliates	7.0	6.1

Net income	$24.5	$17.3

Net income per common share:
Basic	$0.27	$0.19

Diluted	$0.26	$0.19

Weighted average number of common and common equivalent shares outstanding:
Basic	91.3	90.5

Diluted	94.8	90.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$24.5	$17.3

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	26.2	23.2
Deferred debt issuance cost amortization	1.1	1.1
Amortization of intangibles	4.2	4.1
Stock compensation	1.7	1.3
Equity in net earnings of affiliates, net of cash received	(3.1)	(3.0)
Deferred income tax provision	2.4	2.2
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(58.8)	(29.5)
Inventories, net	(150.9)	(185.4)
Other current and noncurrent assets	17.2	6.4
Accounts payable	(29.0)	28.8
Accrued expenses	(64.7)	(42.0)
Other current and noncurrent liabilities	(6.8)	1.5

Total adjustments	(260.5)	(191.3)

Net cash used in operating activities	(236.0)	(174.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.7)	(23.4)
Proceeds from sales of property, plant and equipment	0.3	1.1

Net cash used in investing activities	(23.4)	(22.3)

Cash flows from financing activities:
Proceeds from debt obligations, net	10.1	21.0
Proceeds from issuance of common stock	6.0	0.4
Payment of debt issuance costs	(0.2)	—

Net cash provided by financing activities	15.9	21.4

Effect of exchange rate changes on cash and cash equivalents	(0.2)	6.6

Decrease in cash and cash equivalents	(243.7)	(168.3)
Cash and cash equivalents, beginning of period	401.1	220.6

Cash and cash equivalents, end of period	$157.4	$52.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
Stock Compensation Plans
     During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” During the three months ended March 31, 2007 and 2006, the Company recorded approximately $1.9 million and $1.3 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. The stock compensation expense was recorded as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Cost of goods sold	$0.1	$—
Selling, general and administrative expenses	1.8	1.3

Total stock compensation expense	$1.9	$1.3

     Stock Incentive Plans
     In 2006, the Company obtained stockholder approval for the 2006 Long Term Incentive Plan (the “2006 Plan”) under which up to 5,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approved the grants of awards during 2006 effective under the employee and director stock incentive plans described below.
     Employee Plans
     The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the 2006 Plan, the Company established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year period. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of common stock at the end of

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
each performance period. The compensation expense associated with these awards is being amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. No compensation expense was recorded associated with the Company’s one-year performance period transition plan during 2006, as no shares were earned as of December 31, 2006. During the first quarter of 2007, the Company granted 507,500 awards under the 2006 Plan for the three-year performance period commencing in 2007 and ending in 2009. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2007 was $37.38. Performance award transactions during the three months ended March 31, 2007 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded but not earned at January 1	642,083
Shares awarded	507,500
Shares forfeited or unearned	(15,033)
Shares earned	—

Shares awarded but not earned at March 31	1,134,550

     In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. During the first quarter of 2007, the Company granted 224,500 SSAR awards and recorded stock compensation expense of approximately $0.2 million associated with those grants. The compensation expense associated with these awards is being amortized ratably over the vesting period. There were no awards currently exercisable as of March 31, 2007. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three months ended March 31, 2007:

Three Months
Ended
March 31,
2007
SSARs – weighted average grant date fair value	$13.59

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5
Risk-free interest rate	4.7%
Expected volatility	41.4%
Expected dividend yield	—
     SSAR transactions during the three months ended March 31, 2007 were as follows:

SSARs outstanding at January 1	221,750
SSARs granted	224,500
SSARs exercised	—
SSARs canceled or forfeited	(7,000)

SSARs outstanding at March 31	439,250

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

SSAR price ranges per share:
Granted	$37.38
Exercised	—
Canceled or forfeited	23.80

Weighted average SSAR exercise prices per share:
Granted	$37.38
Exercised	—
Canceled or forfeited	23.80
Outstanding at March 31	30.79
     At March 31, 2007, the weighted average remaining contractual life of SSARs outstanding was approximately six years.
     Director Restricted Stock Grants
     The 2006 Plan provides $25,000 in annual restricted stock grants to all non-employee directors effective on the first day of each calendar year. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. The January 1, 2006 grant equated to 11,550 shares of common stock, of which 8,832 shares of common stock were issued, after shares were withheld for withholding taxes. The January 1, 2007 grant equated to 8,080 shares of common stock, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during the first quarter of 2007 associated with these grants.
     As of March 31, 2007, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,276,472 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
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
     There were no grants under the Company’s Option Plan during the three months ended March 31, 2007. The Company does not intend to make any grants under the Option Plan in the future. Stock option transactions during the three months ended March 31, 2007 were as follows:

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

Options outstanding at January 1	511,170
Options granted	—
Options exercised	(278,360)
Options canceled or forfeited	(9,360)

Options outstanding at March 31	223,450

Options available for grant at March 31	1,929,837

Option price ranges per share:
Granted	$—
Exercised	8.50-31.25
Canceled or forfeited	15.12-22.31

Weighted average option exercise prices per share:
Granted	$—
Exercised	21.70
Canceled or forfeited	15.77
Outstanding at March 31	15.22
     At March 31, 2007, the outstanding options had a weighted average remaining contractual life of approximately four years and there were 221,450 options currently exercisable with option prices ranging from $9.10 to $31.25 with a weighted average exercise price of $15.17 and an aggregate intrinsic value of $4.8 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	March 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2007	Price
$9.10 - $11.88	96,100	3.4	$11.13	96,100	$11.13
$15.12 - $22.31	123,000	3.9	$17.85	121,000	$17.80
$31.25	4,350	0.2	$31.25	4,350	$31.25

	223,450			221,450

     The total intrinsic value of options exercised during the three months ended March 31, 2007 was $4.3 million and the total fair value of shares vested during the same period was less than $0.1 million. There were 2,000 stock options that were not vested as of March 31, 2007. Cash received from stock option exercises was approximately $6.0 million for the three months ended March 31, 2007. The Company did not realize a tax benefit from the exercise of these options.
     Former Non-employee Director Stock Incentive Plan and Long-Term Incentive Plan
     In December 2005, the Company’s Board of Directors elected to terminate the Company’s Long-Term Incentive Plan (the “LTIP”) and its Non-employee Director Incentive Plan (the “Director Plan”), and the outstanding awards under those plans were cancelled. Awards cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” However, awards cancelled after January 1, 2006 were subject to the provisions of SFAS No. 123R, and, therefore, the Company recorded approximately $1.3 million of stock compensation expense during the first quarter of 2006 associated with those cancellations.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for a

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
company has chosen to use fair value on the face of the balance sheet. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations for its 2008 fiscal year.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations, as the Company does not employ the “accrue in advance” method.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-4 will have a material impact on its consolidated results of operations or financial position during its 2008 fiscal year.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated results of operations or financial position. See Note 8 where the adoption of FIN 48 is discussed.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 156 did not have a material effect on the Company’s consolidated financial position.
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not impact the method for recording and reporting these sales taxes in the Company’s consolidated results of operations or financial position as the Company’s policy is to exclude all such taxes from net sales and present such taxes in the consolidated statements of operations on a net basis.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the third quarter of 2006, the Company announced the closure of two sales offices located in Germany, including a Valtra sales office. The closures will result in the termination of approximately 13 employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during 2006. Approximately $0.2 million of the severance costs had been paid as of March 31, 2007 and four of the employees had been terminated. The $0.3 million of severance costs accrued at March 31, 2007 are expected to be paid during 2007.
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
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. During 2005, the Company paid approximately $0.8 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at March 31, 2007 are expected to be paid through 2009.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2007 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
Gross carrying amounts:	Tradenames	Relationships	Technology	Total

Balance as of December 31, 2006	$32.9	$89.6	$50.1	$172.6
Foreign currency translation	—	2.2	0.5	2.7

Balance as of March 31, 2007	$32.9	$91.8	$50.6	$175.3

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

	Trademarks
	and	Customer	Patents and
Accumulated amortization:	Tradenames	Relationships	Technology	Total

Balance as of December 31, 2006	$6.0	$28.3	$22.5	$56.8
Amortization expense	0.3	2.2	1.7	4.2
Foreign currency translation	—	0.7	0.3	1.0

Balance as of March 31, 2007	$6.3	$31.2	$24.5	$62.0

	Trademarks
	and
Unamortized intangible assets:	Tradenames

Balance as of December 31, 2006	$92.1
Foreign currency translation	0.5

Balance as of March 31, 2007	$92.6

     Changes in the carrying amount of goodwill during the three months ended March 31, 2007 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2006	$3.1	$146.4	$442.6	$592.1
Foreign currency translation	—	5.7	3.8	9.5

Balance as of March 31, 2007	$3.1	$152.1	$446.4	$601.6

     SFAS No. 142, “Goodwill and Other Intangible Assets,” establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” are not its reporting units, with the exception of its Asia/Pacific geographical segment.
     The Company utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
4. LONG-TERM DEBT
     Long-term debt consisted of the following at March 31, 2007 and December 31, 2006 (in millions):

	March 31,	December 31,
	2007	2006
Credit facility	$114.3	$111.4
6 7/8% Senior subordinated notes due 2014	267.1	264.0
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
Other long-term debt	6.9	7.0

	790.9	785.0
Less: Current portion of long-term debt	(6.3)	(6.3)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	(201.3)

Total long-term debt, less current portion	$583.3	$577.4

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
     Inventories at March 31, 2007 and December 31, 2006 were as follows (in millions):

	March 31,	December 31,
	2007	2006
Finished goods	$568.5	$468.7
Repair and replacement parts	351.1	331.9
Work in process	76.5	59.8
Raw materials	231.4	204.5

Inventories, net	$1,227.5	$1,064.9

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended March 31, 2007 and 2006 consisted of the following (in millions):

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$136.9	$122.8
Accruals for warranties issued during the period	30.9	27.4
Settlements made (in cash or in kind) during the period	(27.9)	(26.7)
Foreign currency translation	1.3	1.2

Balance at March 31	$141.2	$124.7

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

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
     The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ending March 31,
	2007	2006
Basic net income per share:
Net income	$24.5	$17.3

Weighted average number of common shares outstanding	91.3	90.5

Basic net income per share	$0.27	$0.19

Diluted net income per share:
Net income for purposes of computing diluted net income per share	$24.5	$17.3

Weighted average number of common shares outstanding	91.3	90.5
Dilutive stock options and restricted stock awards	0.3	0.2
Weighted average assumed conversion of contingently convertible senior subordinated notes	3.2	—

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	94.8	90.7

Diluted net income per share	$0.26	$0.19

     There were SSARs to purchase 0.2 million shares for the three months ended March 31, 2007 and stock options to purchase 0.5 million shares for the three months ended March 31, 2006 that were excluded from the calculation of diluted earnings per share because the SSAR and option exercise prices were higher than the average market price of the Company’s common stock during the related period.
8. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment with respect to liabilities for unrecognized income tax benefits. As of the adoption date of January 1, 2007, the Company had $12.9 million of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2007, the Company had $13.2 million of unrecognized income tax benefits. As of March 31, 2007, the Company had approximately $2.6 million of current accrued taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months.
     The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. As of January 1, 2007 and March 31, 2007, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain income tax positions.
     The tax years 2001 through 2006 remain open to examination by taxing authorities in the United States and other certain foreign taxing jurisdictions.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     During 2006, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into net sales as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million on an after-tax basis. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the quarter ended March 31, 2007 was approximately $0.1 million on an after-tax basis. These contracts all expired prior to December 31, 2006.
     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the three months ended March 31, 2007 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2006	$0.1	$—	$0.1
Net changes in fair value of derivatives	—	—	—
Net gains reclassified from accumulated other comprehensive loss into income	0.1	—	0.1

Accumulated derivative net gains as of March 31, 2007	$—	$—	$—

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
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
10. COMPREHENSIVE INCOME
     Total comprehensive income for the three months ended March 31, 2007 and 2006 was as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Net income	$24.5	$17.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	27.0	48.9
Unrealized (loss) gain on derivatives held by affiliates	(2.6)	1.8

Total comprehensive income	$48.9	$68.0

11. ACCOUNTS RECEIVABLE SECURITIZATION
     At March 31, 2007, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $483.6 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose U.S. subsidiary or a qualifying special purpose entity (“QSPE”) in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and thus consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $419.8 million at March 31, 2007 and $429.6 million at December 31, 2006. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $6.7 million and $6.5 million for the three months ended March 31, 2007 and 2006, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     During the second quarter of 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. As of March 31, 2007, the balance of interest-

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $116.2 million compared to approximately $124.1 million as of December 31, 2006.
12. EMPLOYEE BENEFIT PLANS
     The Company has defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States, as well as a supplemental executive retirement plan, which is an unfunded plan that provides Company executives with retirement income for a period of ten years after retirement.
     Net pension and postretirement cost for the plans for the three months ended March 31, 2007 and 2006 are set forth below (in millions):

	Three Months Ended
	March 31,
	2007	2006
Pension benefits

Service cost	$2.4	$1.4
Interest cost	10.9	9.6
Expected return on plan assets	(10.7)	(9.1)
Amortization of net actuarial loss and prior service cost	3.8	4.7

Net pension cost	$6.4	$6.6

	2007	2006
Postretirement benefits

Service cost	$0.1	$0.1
Interest cost	0.3	0.5
Amortization of prior service cost	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.2

Net postretirement cost (income)	$0.4	$0.7

     During the three months ended March 31, 2007, approximately $7.5 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2007 to its defined benefit pension plans will aggregate approximately $28.1 million. During the three months ended March 31, 2007, the Company made approximately $0.6 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.2 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2007.
13. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2007 and 2006 and assets as of March 31, 2007 and December 31, 2006 are as follows (in millions):

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

Three Months Ended	North	South	Europe/Africa/	Asia/
March 31,	America	America	Middle East	Pacific	Consolidated
2007
Net sales	$326.8	$189.3	$780.1	$36.4	$1,332.6
(Loss) income from operations	(7.3)	19.7	47.1	3.1	62.6
Depreciation	6.4	4.4	14.7	0.7	26.2
Capital expenditures	1.9	2.0	19.8	—	23.7

2006
Net sales	$320.8	$141.2	$675.2	$32.6	$1,169.8
(Loss) income from operations	(5.4)	11.2	51.3	3.7	60.8
Depreciation	6.4	4.0	12.3	0.5	23.2
Capital expenditures	3.5	1.5	18.3	0.1	23.4

Assets
As of March 31, 2007	$728.3	$404.3	$1,398.1	$79.5	$2,610.2
As of December 31, 2006	678.4	342.2	1,283.7	79.5	2,383.8
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended
	March 31,
	2007	2006
Segment income from operations	$62.6	$60.8
Corporate expenses	(11.0)	(11.4)
Stock compensation expenses	(1.8)	(1.3)
Restructuring and other infrequent expense	—	(0.1)
Amortization of intangibles	(4.2)	(4.1)

Consolidated income from operations	$45.6	$43.9

	As of	As of
	March 31,	December
	2007	31, 2006
Segment assets	$2,610.2	$2,383.8
Cash and cash equivalents	157.4	401.1
Receivables from affiliates	2.2	2.1
Investments in affiliates	196.2	191.6
Deferred tax assets	139.2	142.3
Other current and noncurrent assets	177.7	193.6
Intangible assets, net	205.9	207.9
Goodwill	601.6	592.1

Consolidated total assets	$4,090.4	$4,114.5

14. COMMITMENTS AND CONTINGENCIES
     As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $18.5 million and $20.0 million, respectively, against its outstanding balance of Brazilian VAT taxes receivable as of March 31, 2007 and December 31, 2006, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.
     The Company is a party to various legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2006, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by the Company and certain of its subsidiaries. Subsequently the Company was contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Similar inquiries have been initiated by the Danish and French governments regarding two of the Company’s subsidiaries. The inquiries arose from sales of approximately $58

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records. The Company is cooperating fully in these inquiries. It is not possible to predict the outcome of these inquiries or their impact, if any, on the Company, although if the outcomes were adverse the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
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
RESULTS OF OPERATIONS
     For the three months ended March 31, 2007, we generated net income of $24.5 million, or $0.26 per share, compared to net income of $17.3 million, or $0.19 per share, for the same period in 2006.
     Net sales during the first quarter of 2007 were $1,332.6 million, or approximately 13.9% higher than the first quarter of 2006, primarily due to sales growth in South America and Europe as well as the impact of currency translation.
     First quarter income from operations was $45.6 million in 2007 compared to $43.9 million in the first quarter of 2006. The increase in income from operations was primarily due to the increase in net sales, partially offset by lower operating margins, primarily in Europe, as discussed further below.
     Income from operations decreased in our Europe/Africa/Middle East region in the first quarter of 2007 primarily due to a weaker sales mix and lower operating margins caused by the phasing and controlled roll-out of a new high horsepower tractor series, as well as supplier constraints related to our German manufacturing facility. In the South America region, income from operations increased in the first quarter of 2007 due to increased sales volumes and operating margins resulting from stronger market conditions, primarily in the major market of Brazil. Income from operations in North America was lower in the first quarter of 2007 primarily due to negative currency impacts on products sourced from Brazil and Europe, partially offset by sales growth. Income from operations in our Asia/Pacific region was lower in the first quarter of 2007 due to a weaker sales mix in Australia where drought conditions have impacted demand.
Retail Sales
     In North America, industry unit retail sales of tractors for the first quarter of 2007 increased approximately 1% compared to the first quarter of 2006 resulting from an increase in the utility tractor segment largely offset by decreases in the compact and high horsepower tractor segments. Industry unit retail sales of combines for the first quarter of 2007 were approximately 13% higher than the prior year period. Higher commodity prices and improving farmer sentiment in North America contributed to a modest improvement in retail demand in the first quarter. Our unit retail sales of tractors were lower and our unit retail sales of combines were higher in the first quarter of 2007 compared to the same period in 2006.
     In Europe, industry unit retail sales of tractors for the first quarter of 2007 increased approximately 3% compared to the prior year period. Retail demand improved in most of the major markets of Europe, but declined in Italy and Spain. Industry retail sales are benefiting from higher farm income in 2006 and continuing strong growth in Eastern and Central Europe. Our unit retail sales were also higher in the first quarter of 2007 compared to the same period in 2006.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)
     South American industry unit retail sales of tractors in the first quarter of 2007 increased approximately 25% over the prior year period. Industry unit retail sales of combines for the first quarter of 2007 were approximately 30% higher than the prior year period. Retail sales of tractors and combines in the major market of Brazil increased approximately 31% and 57%, respectively, during the first quarter of 2007 compared to the same period in 2006. The sugar cane sector remains strong in Brazil and a better grain harvest has increased industry demand. Our South American unit retail sales of tractors and combines were also higher in the first quarter of 2007 compared to the same period in 2006.
     Outside of North America, Europe and South America, net sales for the first quarter of 2007 increased compared to the prior year period due to higher sales in Africa and Asia.
STATEMENTS OF OPERATIONS
     Net sales for the first quarter of 2007 were $1,332.6 million compared to $1,169.8 million for the same period in 2006. Net sales increased in all four of AGCO’s geographical segments, with the largest percentage increase in South America where improved market conditions in Brazil led to higher sales. Foreign currency translation positively impacted net sales by approximately $75.6 million, or 6.5%, in the first quarter of 2007. The following table sets forth, for the three months ended March 31, 2007 and 2006, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	March 31,		Change		translation
	2007	2006	$	%	$	%
North America	$326.8	$320.8	$6.0	1.9%	$(1.3)	(0.4)%
South America	189.3	141.2	48.1	34.1%	5.1	3.6%
Europe/Africa/Middle East	780.1	675.2	104.9	15.5%	68.9	10.2%
Asia/Pacific	36.4	32.6	3.8	11.6%	2.9	8.8%

	$1,332.6	$1,169.8	$162.8	13.9%	$75.6	6.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Regionally, net sales in North America increased modestly during the first quarter of 2007, consistent with the slight increase in industry demand. In the Europe/Africa/Middle East region, net sales increased in the first quarter of 2007 primarily due to sales growth in Scandinavia, Finland and the United Kingdom, partially offset by weaker sales in Germany. Net sales in South America increased during the first quarter of 2007 primarily as a result of stronger market conditions in the region, predominantly in Brazil. In the Asia/Pacific region, net sales increased in the first quarter of 2007 compared to the same period in 2006 due to sales growth in Asia, partially offset by weaker market conditions and lower sales in Australia due to continued drought conditions. We estimate that consolidated price increases during the first quarter of 2007 contributed approximately 1% to the increase in sales. Consolidated net sales of tractors and combines, which comprised approximately 67% of our net sales in the first quarter of 2007, increased approximately 15% in the first quarter of 2007 compared to the same period in 2006. Unit sales of tractors and combines increased approximately 9% during the first quarter of 2007 compared to the same period in 2006. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	March 31,
	2007		2006
		% of		% of
	$	Net sales(1)	$	Net sales(1)
Gross profit	$219.4	16.5%	$206.3	17.6%
Selling, general and administrative expenses	137.2	10.3%	126.6	10.8%
Engineering expenses	32.4	2.4%	31.6	2.7%
Restructuring and other infrequent expenses	—	—	0.1	—
Amortization of intangibles	4.2	0.3%	4.1	0.4%

Income from operations	$45.6	3.4%	$43.9	3.8%

(1)	Rounding may impact summation of percentages.
     Gross profit as a percentage of net sales decreased during the first quarter of 2007 compared to the prior year period, primarily due to sales and brand mix and currency impacts. Lower margins in North America were as a result of negative currency impacts on products sourced from Brazil and Europe. The weaker sales mix in our Europe/Africa/Middle East region during the first quarter of 2007 was as a result of the phasing and controlled roll-out of a new high horsepower tractor series as well as a result of supplier constraints experienced at our German manufacturing facility. We are currently working to resolve the supplier constraint issues impacting our German production schedule. However, until these issues are resolved, they could negatively impact future results. We recorded approximately $0.1 million of stock compensation expense, within cost of goods sold, during the first quarter of 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the first quarter of 2007 compared to the prior year primarily due to higher sales and spending control initiatives. Engineering expenses increased slightly during the first quarter of 2007 compared to the prior year period, as a result of continued spending to fund product improvements and cost reduction projects. We recorded approximately $1.8 million of stock compensation expense, within SG&A, during the first quarter of 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.
     We recorded restructuring and other infrequent expenses of approximately $0.1 million during the first quarter of 2006, primarily related to severance costs associated with the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. See “Restructuring and Other Infrequent Expenses.”
     Interest expense, net was $6.7 million for the first quarter of 2007 compared to $13.6 million for the comparable period in 2006 due to the reduction in debt levels from 2006. In December 2006, we issued $201.3 million of 1 1/4% convertible senior subordinated notes. The net proceeds received from the issuance of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
notes, as well as available cash on hand, were used to repay a portion of our outstanding United States dollar and Euro denominated term loans, which bear a higher variable interest rate.
     Other expense, net was $8.6 million during the first quarter of 2007 compared to $6.5 million for the same period in 2006. Losses on sales of receivables, primarily under our securitization facilities, were $6.7 million in the first quarter of 2007 compared to $6.5 million for the same period in 2006. The slight increase is due to higher interest rates in 2007 compared to 2006, offset by lower outstanding funding under the securitizations in 2007 as compared to 2006. There was also a decrease in foreign exchange gains in the first quarter of 2007 as compared to the same period in 2006.
     We recorded an income tax provision of $12.8 million for the first quarter of 2007 compared to $12.6 million for the comparable period in 2006. The effective tax rate was 42.2% for the first quarter of 2007 compared to 52.9% in the comparable prior year period. Our effective tax rate was negatively impacted in both periods by losses in the United States, where we recorded no tax benefit.
RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the third quarter of 2006, we announced the closure of two sales offices located in Germany, including a Valtra sales office. The closures will result in the termination of approximately 13 employees. We recorded severance costs of approximately $0.5 million associated with the closures during 2006. Approximately $0.2 million of the severance costs had been paid as of March 31, 2007 and four of the employees had been terminated. The $0.3 million of severance costs accrued at March 31, 2007 are expected to be paid during 2007. These closures are expected to improve our ongoing cost structure and to reduce SG&A expenses.
     During the second quarter of 2005, we announced that we were changing our distribution arrangements for our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of approximately 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. We recorded severance costs, asset write-downs and other facility closure costs of approximately $0.6 million in total related to these closures during 2005. In addition, during 2005, we completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent expenses” within our Condensed Consolidated Statements of Operations. During the first quarter of 2006, we recorded an additional $0.1 million of severance costs related to these closures. As of December 31, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses.
     During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. During 2005, we paid approximately $0.8 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at March 31, 2007 are expected to be paid through 2009. These rationalizations were completed to improve our ongoing cost structure and to reduce cost of goods sold as well as SG&A expenses.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Our current financing and funding sources, with balances outstanding as of March 31, 2007, are our €200.0 million (or approximately $267.1 million) principal amount 6 7/8% senior subordinated notes due 2014, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, approximately $483.6 million of accounts receivable securitization facilities (with approximately $419.8 million in outstanding funding as of March 31, 2007), a $300.0 million multi-currency revolving credit facility (with approximately $3.6 million outstanding as of March 31, 2007), a $72.5 million United States dollar denominated term loan facility and a €28.6 million (or approximately $38.2 million) term loan facility.
     On December 4, 2006, we issued $201.3 million of 1 1/4% convertible senior subordinated notes due 2036 and received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning on June 15, 2007. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require us to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014 and our 1 3/4% convertible senior subordinated notes due 2033.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
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
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method.
     As of December 31, 2006 and March 31, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for at least 20 trading days in the 30 consecutive trading days ending December 31, 2006 and March 31, 2007, and, therefore, we classified the 1 3/4% convertible senior subordinated notes as a current liability. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes will convert the notes under the provisions of the indenture, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility, or a combination of these sources.
     On January 5, 2004, we entered into a new credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. We are required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). The revolving credit and term loan facilities are secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrues on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of March 31, 2007, we had total borrowings of $114.3 million under the credit facility, which included $72.5 million under the United States dollar denominated term loan facility, €28.6 million (approximately $38.2 million) under the Euro denominated term loan facility and $3.6 million outstanding under the multi-currency revolving credit facility. As of March 31, 2007, we had availability to borrow $288.9 million under the revolving credit facility. As of March 31, 2006, we had total borrowings of $444.2 million under the credit facility, which included $271.7 million under the United States dollar denominated term loan facility, €108.6 million (approximately $131.6 million) under the Euro denominated term loan facility and $40.9 million outstanding under the multi-currency revolving credit facility. As of March 31, 2006, we had availability to borrow $252.0 million under the revolving credit facility.
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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. The European facility was renewed in October 2006 and restructured so that wholesale receivables are sold through a QSPE. As of March 31, 2007, the aggregate amount of these facilities was $483.6 million. The outstanding funded balance of $419.8 million as of March 31, 2007 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
     These facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank”. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.
     In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. As of March 31, 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $116.2 million compared to approximately $124.1 million as of December 31, 2006.
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
     Cash flow used in operating activities was $236.0 million for the first quarter of 2007 compared to $174.0 million for the first quarter of 2006. The use of cash in both periods was primarily due to seasonal increases in working capital.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $749.3 million in working capital at March 31, 2007, as compared with $685.4 million at December 31, 2006 and $926.7 million at March 31, 2006. Accounts receivable and inventories, combined, at March 31, 2007 were $220.2 million higher than at December 31, 2006 and $0.2 million higher than at March 31, 2006.
     Capital expenditures for the first quarter of 2007 were $23.7 million compared to $23.4 million for the first quarter of 2006. We anticipate that capital expenditures for the full year of 2007 will range from approximately

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
$120 million to $130 million and will primarily be used to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 33.8% at March 31, 2007 compared to 34.5% at December 31, 2006.
     From time to time we review and will continue to review acquisition and joint venture opportunities, as well as changes in the capital markets. If we were to consummate a significant acquisition or elect to take advantage of favorable opportunities in the capital markets, we may supplement availability or revise the terms under our credit facilities or complete public or private offerings of equity or debt securities.
     We believe that available borrowings under the revolving credit facility, funding under the accounts receivable securitization facilities, available cash and internally generated funds will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Commitments
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment with respect to liabilities for unrecognized income tax benefits. As of the adoption date of January 1, 2007, we had $12.9 million of unrecognized income tax benefits. At March 31, 2007, we had $13.2 million of unrecognized tax benefits, including $0.8 million of accrued interest and penalties. As of March 31, 2007, we had approximately $2.6 million of current accrued taxes related to uncertain tax positions connected with ongoing income tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. At this time, the settlement period for the noncurrent portion of our income tax liabilities cannot be determined; however it is not expected to be due within the next 12 months. We will include our income tax liabilities in our “Contractual Obligations” table in our Annual Report on Form 10-K for the year ended December 31, 2007.
Guarantees
     At March 31, 2007, we were obligated under certain circumstances to purchase, through the year 2010, up to $7.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
     From time to time, we sell certain trade receivables under factoring arrangements to financial institutions throughout the world. We evaluate the sale of such receivables pursuant to the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” and have determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     At March 31, 2007, we guaranteed indebtedness owed to third parties of approximately $88.7 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At March 31, 2007, we had foreign currency forward contracts to buy an aggregate of approximately $143.6 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
approximately $208.5 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.
Contingencies
     As a result of recent Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $18.5 million and $20.0 million, respectively, against our outstanding balance of Brazilian VAT taxes receivable as of March 31, 2007 and December 31, 2006, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2006, in February 2006, we received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” See Part II, Item 1, “Legal Proceedings” for further discussion of the matter.
OUTLOOK
     Industry retail sales of farm equipment in 2007 in all major markets are expected to be flat or above 2006 levels. In North America, 2007 farm income is expected to increase slightly as the benefit of strong commodity prices is offset by higher input costs and lower government subsidies. As a result, sales of farm equipment in 2007 are also expected to increase slightly. Improved farm income in Brazil is expected to support an increase in industry sales this year. However, high levels of farmer debt, especially in the mid-west region, could impact Brazilian demand for the remainder of 2007. Industry demand in Europe is expected to be relatively flat compared to 2006 with growth in Central and Eastern Europe offsetting small declines in Western Europe.
     Our net sales for the full year of 2007 are expected to be higher than 2006, driven primarily by improving market conditions in South America, continued growth in Europe and currency impacts. For the full year, we are targeting earnings improvement resulting primarily from sales growth and lower interest costs. Our projections include investments in the form of increased engineering costs, plant restructurings, system initiatives, new market development and distribution expenditures, all of which support our strategic direction. In addition, ongoing working capital initiatives are expected to produce strong cash flow from operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
ACCOUNTING CHANGES
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
on January 1, 2008 and are currently evaluating the impact, if any, of SFAS No. 159 on our Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations for our 2008 fiscal year.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations, as we do not employ the “accrue in advance” method.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We may have certain policies subject to the provisions of this new pronouncement, but we do not believe the adoption of EITF 06-4 will have a material impact on our consolidated results of operations or financial position during our 2008 fiscal year.
     In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our consolidated results of operations or financial position. See Note 8 to our Condensed Consolidated Financial Statements where the adoption of FIN 48 is discussed.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 156 did not have a material effect on our consolidated financial position.
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not impact the method for recording and reporting these sales taxes in our consolidated results of operations or financial position as it is our policy to exclude all such taxes from net sales and present such taxes in the Consolidated Statements of Operations on a net basis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
FORWARD LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “General,” “Restructuring and Other Infrequent Expenses,” “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements,” “Outlook” and “Accounting Changes.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand conditions, earnings per share, net sales and income, income from operations, accounting changes, restructuring and other infrequent expenses, conversion of outstanding notes, payment of income tax liabilities, interest costs, future capital expenditures and debt service requirements, working capital needs and currency translation, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 14 to our Condensed Consolidated Financial Statements for the year ended December 31, 2006 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     All derivatives are recognized on our condensed consolidated balance sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings. During the second quarter of 2006, we designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into net sales as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the first quarter ended March 31, 2007 was approximately $0.1 million after-tax. These contracts all expired prior to December 31, 2006.
     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of March 31, 2007 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)
Australian dollar	$(29.3)	1.24	$(0.2)
Brazilian Real	121.1	2.11	2.9
British pound	10.2	0.51	—
Canadian dollar	(31.4)	1.17	(0.4)
Euro dollar	(123.5)	0.75	0.5
Japanese yen	12.3	117.38	—
Mexican peso	(8.4)	11.17	(0.1)
New Zealand dollar	(1.1)	1.40	—
Norwegian krone	(2.1)	6.18	—
Polish zloty	(5.4)	2.93	—
Russian ruble	(1.1)	25.94	—
Swedish krona	(6.2)	6.98	—

			$2.7

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended March 31, 2007 would have increased by approximately $1.8 million.
     We had no interest rate swap contracts outstanding in the three months ended March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2006, in February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries. Subsequently we were contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Similar inquiries have been initiated by the Danish and French governments regarding two of our subsidiaries. The inquiries arose from sales of approximately $58 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records. We are cooperating fully in these inquiries. It is not possible to predict the outcome of these inquiries or their impact, if any, on us, although if the outcomes were adverse we could be required to pay fines and make other payments as well as take appropriate remedial actions.

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

AGCO CORPORATION
Registrant

Date: May 10, 2007	/s/ Andrew H. Beck Andrew H. Beck Senior Vice President and Chief Financial Officer
(Principal Financial Officer)