Form 10-Q
period 2007-06-30
AGCO CORP /DE
filed 2007-08-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended June 30, 2007
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
     As of July 31, 2007, AGCO Corporation had 91,551,809 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$229.8	$401.1
Accounts and notes receivable, net	727.7	677.1
Inventories, net	1,248.5	1,064.9
Deferred tax assets	27.6	36.8
Other current assets	128.2	129.1

Total current assets	2,361.8	2,309.0
Property, plant and equipment, net	663.4	643.9
Investment in affiliates	200.7	191.6
Deferred tax assets	108.0	105.5
Other assets	77.8	64.5
Intangible assets, net	205.0	207.9
Goodwill	617.8	592.1

Total assets	$4,234.5	$4,114.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1.6	$6.3
Convertible senior subordinated notes	201.3	201.3
Accounts payable	722.9	706.9
Accrued expenses	646.6	629.7
Other current liabilities	57.3	79.4

Total current liabilities	1,629.7	1,623.6
Long-term debt, less current portion	477.2	577.4
Pensions and postretirement health care benefits	270.4	268.1
Deferred tax liabilities	133.6	114.9
Other noncurrent liabilities	46.0	36.9

Total liabilities	2,556.9	2,620.9

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2007 and 2006	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,551,809 and 91,177,903 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	0.9	0.9
Additional paid-in capital	919.7	908.9
Retained earnings	862.4	774.1
Accumulated other comprehensive loss	(105.4)	(190.3)

Total stockholders’ equity	1,677.6	1,493.6

Total liabilities and stockholders’ equity	$4,234.5	$4,114.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2007	2006
Net sales	$1,711.4	$1,450.5
Cost of goods sold	1,414.4	1,199.2

Gross profit	297.0	251.3

Selling, general and administrative expenses	144.4	132.5
Engineering expenses	37.3	32.0
Restructuring and other infrequent expenses	0.3	—
Amortization of intangibles	4.4	4.2

Income from operations	110.6	82.6

Interest expense, net	7.5	14.3
Other expense, net	9.5	10.3

Income before income taxes and equity in net earnings of affiliates	93.6	58.0

Income tax provision	36.1	22.1

Income before equity in net earnings of affiliates	57.5	35.9

Equity in net earnings of affiliates	6.3	5.0

Net income	$63.8	$40.9

Net income per common share:

Basic	$0.70	$0.45

Diluted	$0.67	$0.45

Weighted average number of common and common equivalent shares outstanding:
Basic	91.5	90.8

Diluted	95.9	91.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2007	2006
Net sales	$3,044.0	$2,620.3
Cost of goods sold	2,527.6	2,162.7

Gross profit	516.4	457.6

Selling, general and administrative expenses	281.6	259.1
Engineering expenses	69.7	63.6
Restructuring and other infrequent expenses	0.3	0.1
Amortization of intangibles	8.6	8.3

Income from operations	156.2	126.5

Interest expense, net	14.2	27.9
Other expense, net	18.1	16.8

Income before income taxes and equity in net earnings of affiliates	123.9	81.8

Income tax provision	48.9	34.7

Income before equity in net earnings of affiliates	75.0	47.1

Equity in net earnings of affiliates	13.3	11.1

Net income	$88.3	$58.2

Net income per common share:

Basic	$0.97	$0.64

Diluted	$0.93	$0.64

Weighted average number of common and common equivalent shares outstanding:
Basic	91.4	90.6

Diluted	95.4	91.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$88.3	$58.2

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	53.7	47.3
Deferred debt issuance cost amortization	2.7	2.2
Amortization of intangibles	8.6	8.3
Stock compensation	3.3	3.2
Equity in net earnings of affiliates, net of cash received	0.2	(4.9)
Deferred income tax provision	9.3	8.2
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(34.3)	23.0
Inventories, net	(153.1)	(154.4)
Other current and noncurrent assets	(8.8)	(10.3)
Accounts payable	(4.1)	0.7
Accrued expenses	9.5	6.2
Other current and noncurrent liabilities	(2.4)	1.6

Total adjustments	(115.4)	(68.9)

Net cash used in operating activities	(27.1)	(10.7)

Cash flows from investing activities:
Purchases of property, plant and equipment	(48.9)	(47.8)
Proceeds from sales of property, plant and equipment	0.5	1.2
Investments in unconsolidated affiliates	—	(2.8)

Net cash used in investing activities	(48.4)	(49.4)

Cash flows from financing activities:
Repayments of debt obligations, net	(110.3)	(15.1)
Proceeds from issuance of common stock	7.4	7.7
Payment of debt issuance costs	(0.2)	—

Net cash used in financing activities	(103.1)	(7.4)

Effect of exchange rate changes on cash and cash equivalents	7.3	13.5

Decrease in cash and cash equivalents	(171.3)	(54.0)
Cash and cash equivalents, beginning of period	401.1	220.6

Cash and cash equivalents, end of period	$229.8	$166.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications of previously reported financial information were made to conform to the current presentation. Results for interim periods are not necessarily indicative of the results for the year.
Stock Compensation Plans
     During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” During the three months and six months ended June 30, 2007, the Company recorded approximately $1.7 million and $3.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. During the three months and six months ended June 30, 2006, the Company recorded approximately $1.9 million and $3.2 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. The stock compensation expense was recorded as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of goods sold	$—	$—	$0.1	$—
Selling, general and administrative expenses	1.7	1.9	3.5	3.2

Total stock compensation expense	$1.7	$1.9	$3.6	$3.2

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
     Employee Plans
     The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the 2006 Plan, the Company established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year period. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

target. Awards earned under the performance share plan will be paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is being amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. No compensation expense was recorded associated with the Company’s one-year performance period transition plan during 2006, as no shares were earned as of December 31, 2006. During the first quarter of 2007, the Company granted 507,500 awards under the 2006 Plan for the three-year performance period commencing in 2007 and ending in 2009. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. During the second quarter of 2007, the Company reversed approximately $0.7 million of previously recorded compensation expense and ceased recording additional stock compensation expense associated with its two-year performance period transition plan, as it is no longer probable that the target performance levels will be earned. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2007 was $37.38. Performance award transactions during the six months ended June 30, 2007 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded but not earned at January 1	642,083
Shares awarded	507,500
Shares forfeited or unearned	(149,083)
Shares earned	—

Shares awarded but not earned at June 30	1,000,500

     As of June 30, 2007, the total compensation cost related to unearned performance awards not yet recognized, assuming minimum thresholds of performance are achieved, was approximately $7.7 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. During the first quarter of 2007, the Company granted 224,500 SSAR awards. During the three and six months ended June 30, 2007, the Company recorded stock compensation expense of approximately $0.3 million and $0.5 million, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the six months ended June 30, 2007:

Six Months
Ended
June 30,
2007

SSARs — weighted average grant date fair value	$13.59

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5
Risk-free interest rate	4.7%
Expected volatility	41.4%
Expected dividend yield	—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     SSAR transactions during the six months ended June 30, 2007 were as follows:

SSARs outstanding at January 1	221,750
SSARs granted	224,500
SSARs exercised	(26,062)
SSARs canceled or forfeited	(7,000)

SSARs outstanding at June 30	413,188

SSAR price ranges per share:
Granted	$37.38
Exercised	23.80
Canceled or forfeited	23.80

Weighted average SSAR exercise prices per share:
Granted	$37.38
Exercised	23.80
Canceled or forfeited	23.80
Outstanding at June 30	31.23
     At June 30, 2007, the weighted average remaining contractual life of SSARs outstanding was approximately six years and there were 24,625 SSARs currently exercisable with an exercise price of $23.80 and an aggregate intrinsic value of $0.5 million. As of June 30, 2007, the total compensation cost related to unvested SSARs not yet recognized was approximately $3.8 million and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
		Contractual Life	Exercise	June 30,	Exercise
Range of Exercise Prices	Number of Shares	(Years)	Price	2007	Price

$23.80 — $26.00	188,688	5.8	$23.90	24,625	$23.80
$37.38	224,500	6.6	$37.38	—

	413,188			24,625

     The total intrinsic value of SSARs exercised during the six months ended June 30, 2007 was $0.5 million and the total fair value of shares vested during the same period was $0.4 million. The Company did not realize a tax benefit from the exercise of these SSARs. There were 388,563 SSARs that were not vested as of June 30, 2007. The total intrinsic value of outstanding SSARs as of June 30, 2007 was approximately $5.0 million.
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
     As of June 30, 2007, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,544,571 shares

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
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
     There were no grants under the Company’s Option Plan during the six months ended June 30, 2007. The Company does not intend to make any grants under the Option Plan in the future. Stock option transactions during the six months ended June 30, 2007 were as follows:

Options outstanding at January 1	511,170
Options granted	—
Options exercised	(357,910)
Options canceled or forfeited	(10,960)

Options outstanding at June 30	142,300

Options available for grant at June 30	1,930,437

Option price ranges per share:
Granted	$—
Exercised	8.50-31.25
Canceled or forfeited	15.12-31.25

Weighted average option exercise prices per share:
Granted	$—
Exercised	20.66
Canceled or forfeited	16.97
Outstanding at June 30	14.10
     At June 30, 2007, the outstanding options had a weighted average remaining contractual life of approximately four years and there were 140,300 options currently exercisable with option prices ranging from $9.10 to $22.31 with a weighted average exercise price of $14.00 and an aggregate intrinsic value of $4.1 million. The total intrinsic value of outstanding options as of June 30, 2007 was approximately $4.2 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
		Contractual Life	Exercise	June 30,	Exercise
Range of Exercise Prices	Number of Shares	(Years)	Price	2007	Price

$9.10 — $11.88	69,500	3.2	$11.12	69,500	$11.12
$15.12 — $22.31	72,800	4.0	$16.93	70,800	$16.82

	142,300			140,300

     The total intrinsic value of options exercised during the six months ended June 30, 2007 was $6.2 million and the total fair value of shares vested during the same period was less than $0.1 million. There were 2,000 stock options that were not vested as of June 30, 2007. Cash received from stock option exercises was approximately $7.4 million for the six months ended June 30, 2007. The Company did not realize a tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Former Non-employee Director Stock Incentive Plan and Long-Term Incentive Plan
     In December 2005, the Company’s Board of Directors elected to terminate the Company’s Long-Term Incentive Plan and its Non-employee Director Incentive Plan, and the outstanding awards under those plans were cancelled. Awards cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” However, awards cancelled after January 1, 2006 were subject to the provisions of SFAS No. 123R, and, therefore, the Company recorded approximately $1.3 million of stock compensation expense during the first quarter of 2006 associated with those cancellations.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The Company is required to adopt SFAS No. 159 on January 1, 2008 and is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations for its 2008 fiscal year.
     In September 2006, the FASB issued FASB Staff Position AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations, as the Company does not employ the “accrue in advance” method.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain insurance policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-4 will have a material impact on its consolidated results of operations or financial position during its 2008 fiscal year.
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated results of operations or financial position. See Note 8 where the adoption of FIN 48 is discussed.

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
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not impact the method for recording and reporting these taxes in the Company’s consolidated results of operations or financial position, as the Company’s policy is to exclude all such taxes from net sales and present such taxes in the consolidated statements of operations on a net basis.
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2007, the Company announced the closure of its Valtra sales office located in France. The closure will result in the termination of approximately 13 employees. The Company recorded severance costs of approximately $0.2 million associated with the closure during the second quarter of 2007. None of the severance costs had been paid as of June 30, 2007 and none of the employees had been terminated. The severance costs and related terminations are expected to be paid and completed during 2008.
     During the third quarter of 2006, the Company announced the closure of two sales offices located in Germany, including a Valtra sales office. The closures will result in the termination of approximately 13 employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during 2006. During the second quarter of 2007, the Company recorded and paid employee relocation costs associated with the rationalizations of approximately $0.1 million. Approximately $0.2 million of the severance costs accrued had been paid as of June 30, 2007 and four of the employees had been terminated. The $0.3 million of severance costs accrued at June 30, 2007 are expected to be paid during 2007.
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
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. During 2005, the Company paid approximately $0.8 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at June 30, 2007 are expected to be paid through 2009.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2007 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2006	$32.9	$89.6	$50.1	$172.6
Foreign currency translation	—	6.0	1.2	7.2

Balance as of June 30, 2007	$32.9	$95.6	$51.3	$179.8

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2006	$6.0	$28.3	$22.5	$56.8
Amortization expense	0.6	4.6	3.4	8.6
Foreign currency translation	—	1.9	0.6	2.5

Balance as of June 30, 2007	$6.6	$34.8	$26.5	$67.9

Trademarks
and
Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2006	$92.1
Foreign currency translation	1.0

Balance as of June 30, 2007	$93.1

     Changes in the carrying amount of goodwill during the six months ended June 30, 2007 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2006	$3.1	$146.4	$442.6	$592.1
Foreign currency translation	—	15.8	9.9	25.7

Balance as of June 30, 2007	$3.1	$162.2	$452.5	$617.8

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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
4. INDEBTEDNESS
     Indebtedness consisted of the following at June 30, 2007 and December 31, 2006 (in millions):

	June 30,	December 31,
	2007	2006
Credit facility	$—	$111.4
6 7/8% Senior subordinated notes due 2014	270.8	264.0
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
Other long-term debt	6.7	7.0

	680.1	785.0
Less: Current portion of long-term debt	(1.6)	(6.3)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	(201.3)

Total indebtedness, less current portion	$477.2	$577.4

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
     Inventories at June 30, 2007 and December 31, 2006 were as follows (in millions):

	June 30,	December 31,
	2007	2006
Finished goods	$564.2	$468.7
Repair and replacement parts	347.0	331.9
Work in process	86.9	59.8
Raw materials	250.4	204.5

Inventories, net	$1,248.5	$1,064.9

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended June 30, 2007 and 2006 consisted of the following (in millions):

	Three Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$141.2	$124.7
Accruals for warranties issued during the period	34.1	30.5
Settlements made (in cash or in kind) during the period	(30.3)	(30.3)
Foreign currency translation	2.3	3.6

Balance at June 30	$147.3	$128.5

     The warranty reserve activity for the six months ended June 30, 2007 and 2006 consisted of the following (in millions):

	Six Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$136.9	$122.8
Accruals for warranties issued during the period	65.0	57.9
Settlements made (in cash or in kind) during the period	(58.2)	(57.0)
Foreign currency translation	3.6	4.8

Balance at June 30	$147.3	$128.5

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
     The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is as follows:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic net income per share:
Net income	$63.8	$40.9	$88.3	$58.2

Weighted average number of common shares outstanding	91.5	90.8	91.4	90.6

Basic net income per share	$0.70	$0.45	$0.97	$0.64

Diluted net income per share:
Net income	$63.8	$40.9	$88.3	$58.2

Weighted average number of common shares outstanding	91.5	90.8	91.4	90.6
Dilutive stock options and restricted stock awards	0.1	0.3	0.2	0.2
Weighted average assumed conversion of contingently convertible senior subordinated notes	4.3	0.5	3.8	0.3

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	95.9	91.6	95.4	91.1

Diluted net income per share	$0.67	$0.45	$0.93	$0.64

     There were SSARs to purchase 0.2 million shares for both the three and six months ended June 30, 2007 that were excluded from the calculation of diluted earnings per share because they had an antidulitve impact. There were SSARs and options to purchase 0.3 million and 0.5 million shares for the three and six months ended June 30, 2006, respectively, that were excluded from the calculation of diluted earnings per share because the SSAR and option exercise prices were higher than the average market price of the Company’s common stock during the related period.
8. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment with respect to liabilities for unrecognized income tax benefits. As of the adoption date of January 1, 2007, the Company had $12.9 million of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of June 30, 2007, the Company had approximately $2.8 million of current accrued taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months.
     The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. As of January 1, 2007, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain income tax positions.
     The tax years 2001 through 2006 remain open to examination by taxing authorities in the United States and other certain foreign taxing jurisdictions, primarily the United Kingdom, France, Germany, Finland and Brazil.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
     The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency forward and option contracts. The Company’s hedging policy prohibits foreign currency forward contracts for speculative trading purposes.
     The Company uses foreign currency forward contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in the fair value of non-designated derivative contracts are reported in current earnings.
     During 2006 and 2007, the Company designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income, with the cumulative gain or loss subsequently reclassified into net sales during the same period as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million on an after-tax basis. The amount of the gain recorded to other comprehensive loss related to the outstanding cash flow hedges as of June 30, 2007 was approximately $0.1 million. The outstanding contracts range in maturity from July of 2007 through April of 2008.
     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the six months ended June 30, 2007 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2006	$0.1	$—	$0.1
Net changes in fair value of derivatives	0.1	—	0.1
Net gains reclassified from accumulated other comprehensive loss into income	0.1	—	0.1

Accumulated derivative net gains as of June 30, 2007	$0.1	$—	$0.1

     The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Company’s Board of Directors. These policies allow for the use of derivative instruments to hedge exposures to movements in foreign currency and interest rates. The Company’s policies prohibit the use of derivative instruments for speculative purposes.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

10. COMPREHENSIVE INCOME
     Total comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$63.8	$40.9	$88.3	$58.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments	59.3	28.3	86.3	77.2
Unrealized gain on derivatives	0.1	3.1	0.1	3.1
Unrealized gain (loss) on derivatives held by affiliates	1.1	0.1	(1.5)	1.9

Total comprehensive income	$124.3	$72.4	$173.2	$140.4

11. ACCOUNTS RECEIVABLE SECURITIZATION
     At June 30, 2007, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $485.4 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose U.S. subsidiary or a qualifying special purpose entity (“QSPE”) in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and thus consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $435.4 million at June 30, 2007 and $429.6 million at December 31, 2006. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $10.2 million and $7.3 million for the three months ended June 30, 2007 and 2006, respectively, and $16.8 million and $13.8 million for the six months ended June 30, 2007 and 2006, respectively . The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     During the second quarter of 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. As of June 30, 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $99.0 million compared to approximately $124.1 million as of December 31, 2006.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Net pension and postretirement cost for the plans for the three months ended June 30, 2007 and 2006 are set forth below (in millions):

	Three Months Ended
	June 30,
Pension benefits	2007	2006

Service cost	$2.3	$1.4
Interest cost	10.8	9.6
Expected return on plan assets	(10.7)	(9.1)
Amortization of net actuarial loss and prior service cost	3.8	4.6

Net pension cost	$6.2	$6.5

Postretirement benefits	2007	2006

Interest cost	$0.4	$0.4
Amortization of unrecognized net loss	—	0.1

Net postretirement cost	$0.4	$0.5

     Net pension and postretirement cost for the plans for the six months ended June 30, 2007 and 2006 are set forth below (in millions):

	Six Months Ended
	June 30,
Pension benefits	2007	2006

Service cost	$4.7	$2.8
Interest cost	21.7	19.2
Expected return on plan assets	(21.4)	(18.2)
Amortization of net actuarial loss and prior service cost	7.6	9.3

Net pension cost	$12.6	$13.1

Postretirement benefits	2007	2006

Service cost	$0.1	$0.1
Interest cost	0.7	0.9
Amortization of prior service cost	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.3

Net postretirement cost	$0.8	$1.2

     During the six months ended June 30, 2007, approximately $16.5 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2007 to its defined benefit pension plans will aggregate approximately $28.9 million. During the six months ended June 30, 2007, the Company made approximately $1.0 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.2 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2007.
13. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2007 and 2006 and assets as of June 30, 2007 and December 31, 2006 are as follows (in millions):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Three Months Ended	North	South	Europe/Africa/	Asia/
June 30,	America	America	Middle East	Pacific	Consolidated

2007
Net sales	$342.1	$257.8	$1,073.1	$38.4	$1,711.4
(Loss) income from operations	(14.8)	30.4	112.2	1.8	129.6
Depreciation	5.6	4.7	16.6	0.6	27.5
Capital expenditures	5.3	1.3	18.5	0.1	25.2

2006
Net sales	$343.2	$160.6	$911.0	$35.7	$1,450.5
Income from operations	2.3	8.9	86.3	3.6	101.1
Depreciation	5.8	4.1	13.6	0.6	24.1
Capital expenditures	2.9	1.1	20.3	0.1	24.4

Six Months Ended	North	South	Europe/Africa/	Asia/
June 30,	America	America	Middle East	Pacific	Consolidated

2007
Net sales	$668.9	$447.1	$1,853.2	$74.8	$3,044.0
(Loss) income from operations	(22.1)	50.1	159.3	4.9	192.2
Depreciation	12.0	9.1	31.3	1.3	53.7
Capital expenditures	7.2	3.3	38.3	0.1	48.9

2006
Net sales	$664.0	$301.8	$1,586.2	$68.3	$2,620.3
(Loss) income from operations	(3.1)	20.1	137.6	7.3	161.9
Depreciation	12.2	8.1	25.9	1.1	47.3
Capital expenditures	6.4	2.6	38.6	0.2	47.8

Assets
As of June 30, 2007	$635.4	$442.3	$1,474.3	$82.4	$2,634.4
As of December 31, 2006	678.4	342.2	1,283.7	79.5	2,383.8
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment income from operations	$129.6	$101.1	$192.2	$161.9
Corporate expenses	(12.6)	(12.4)	(23.6)	(23.8)
Stock compensation expense	(1.7)	(1.9)	(3.5)	(3.2)
Restructuring and other infrequent income (expenses)	(0.3)	—	(0.3)	(0.1)
Amortization of intangibles	(4.4)	(4.2)	(8.6)	(8.3)

Consolidated income from operations	$110.6	$82.6	$156.2	$126.5

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	As of	As of
	June 30, 2007	December 31, 2006
Segment assets	$2,634.4	$2,383.8
Cash and cash equivalents	229.8	401.1
Receivables from affiliates	5.2	2.1
Investments in affiliates	200.7	191.6
Deferred tax assets	135.6	142.3
Other current and noncurrent assets	206.0	193.6
Intangible assets, net	205.0	207.9
Goodwill	617.8	592.1

Consolidated total assets	$4,234.5	$4,114.5

14. COMMITMENTS AND CONTINGENCIES
     As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $18.0 million and $20.0 million against its outstanding balance of Brazilian VAT taxes receivable as of June 30, 2007 and December 31, 2006, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
     The Company is a party to various legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2006, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by the Company and certain of its subsidiaries. Subsequently the Company was contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Similar inquiries have been initiated by the Danish and French governments regarding two of the Company’s subsidiaries. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records. The Company is cooperating fully in these inquiries. It is not possible to predict the outcome of these inquiries or their impact, if any, on the Company, although if the outcomes were adverse the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.

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
RESULTS OF OPERATIONS
     For the three months ended June 30, 2007, we generated net income of $63.8 million, or $0.67 per share, compared to net income of $40.9 million, or $0.45 per share, for the same period in 2006. For the first six months of 2007, we generated net income of $88.3 million, or $0.93 per share, compared to net income of $58.2 million, or $0.64 per share, for the same period in 2006.
     Net sales during the second quarter and first six months of 2007 were $1,711.4 million and $3,044.0 million, respectively, which were approximately 18% and 16% higher than the second quarter and first six months of 2006, respectively, primarily due to sales growth in South America and Europe as well as the impact of currency translation.
     Second quarter income from operations was $110.6 million in 2007 compared to $82.6 million in the second quarter of 2006. Income from operations was $156.2 million for the first six months of 2007 compared to $126.5 million for the same period in 2006. The increase in income from operations was primarily due to the increase in net sales, as well as the result of improved operating margins.
     Income from operations increased in our Europe/Africa/Middle East region in the second quarter and first six months of 2007 primarily due to improved sales, currency translation and cost reduction initiatives. In the South America region, income from operations increased in the second quarter and first six months of 2007 due to increased sales volumes resulting from stronger market conditions, primarily in the major market of Brazil. The higher sales volumes combined with ongoing process improvements resulted in improved operating margins in the region for the second quarter and first six months of 2007 compared to 2006. Income from operations in North America was lower in the second quarter and first six months of 2007 primarily due to negative currency impacts on products sourced from Brazil and Europe, as well as higher engineering expenses. Income from operations in our Asia/Pacific region was lower in the second quarter and first six months of 2007 where drought conditions in Australia have impacted demand for higher margin products such as combines and high horsepower tractors.
Retail Sales
     In North America, industry unit retail sales of tractors for the first six months of 2007 increased approximately 1% compared to the first six months of 2006 resulting from increases in the utility and high horsepower tractor segments largely offset by a decrease in the compact tractor segment. Industry unit retail sales of combines for the first six months of 2007 were approximately 6% higher than the prior year period. Higher commodity prices and improving farmer sentiment in North America contributed to continued improvement in retail demand in the first six months of 2007. Our unit retail sales of tractors and combines were lower in the first six months of 2007 compared to the same period in 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     In Europe, industry unit retail sales of tractors for the first six months of 2007 increased approximately 3% compared to the prior year period. Retail demand improved in Central and Eastern Europe, the United Kingdom, Scandinavia and France, but declined in Germany, Italy and Spain. Industry retail sales are benefiting from higher farm income in 2006 and continued strong growth in Eastern and Central Europe. Our unit retail sales were also higher in the first six months of 2007 compared to the same period in 2006.
     South American industry unit retail sales of tractors in the first six months of 2007 increased approximately 35% over the prior year period. Industry unit retail sales of combines for the first six months of 2007 were approximately 44% higher than the prior year period. Retail sales of tractors and combines in the major market of Brazil increased approximately 43% and 98%, respectively, during the first six months of 2007 compared to the same period in 2006. The sugar cane sector remains strong in Brazil and improved commodity prices have resulted in increased industry demand. Our South American unit retail sales of tractors and combines were also higher in the first six months of 2007 compared to the same period in 2006.
     Outside of North America, Europe and South America, net sales for the first six months of 2007 were relatively flat compared to the prior year period due to higher sales in Africa and Asia, offset by lower sales in Australia and the Middle East.
STATEMENTS OF OPERATIONS
     Net sales for the second quarter of 2007 were $1,711.4 million compared to $1,450.5 million for the same period in 2006. Net sales for the first six months of 2007 were $3,044.0 million compared to $2,620.3 million for the prior year period. For the first six months of 2007, net sales increased in all four of AGCO’s geographical segments, with a significant percentage increase in South America, where improved market conditions in Brazil led to higher sales. Foreign currency translation positively impacted net sales by approximately $98.3 million, or 6.8%, in the second quarter of 2007 and by $173.9 million, or 6.6%, in the first six months of 2007. The following table sets forth, for the three and six months ended June 30, 2007 and 2006, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	June 30,		Change		translation
	2007	2006	$	%	$	%

North America	$342.1	$343.2	$(1.1)	(0.3)%	$1.8	0.5%
South America	257.8	160.6	97.2	60.6%	20.0	12.5%
Europe/Africa/Middle East	1,073.1	911.0	162.1	17.8%	73.1	8.0%
Asia/Pacific	38.4	35.7	2.7	7.5%	3.4	9.7%

	$1,711.4	$1,450.5	$260.9	18.0%	$98.3	6.8%

	Six Months Ended				Change due to currency
	June 30,		Change		translation
	2007	2006	$	%	$	%

North America	$668.9	$664.0	$4.9	0.8%	$0.5	0.1%
South America	447.1	301.8	145.3	48.2%	25.1	8.3%
Europe/Africa/Middle East	1,853.2	1,586.2	267.0	16.8%	142.0	9.0%
Asia/Pacific	74.8	68.3	6.5	9.5%	6.3	9.2%

	$3,044.0	$2,620.3	$423.7	16.2%	$173.9	6.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

     Regionally, net sales in North America decreased during the second quarter of 2007 and increased slightly during the first six months of 2007. Retail inventory reduction efforts in North America continued to lower our dealer shipments during the second quarter of 2007. In the Europe/Africa/Middle East region, net sales increased in the second quarter and first six months of 2007 primarily due to sales growth in Eastern Europe, France and Finland. Net sales in South America increased significantly during the second quarter and first six months of 2007 primarily as a result of stronger market conditions in the region, predominantly in Brazil. In the Asia/Pacific region, net sales decreased slightly in the second quarter of 2007 and were relatively flat in the first six months of 2007 compared to the same periods in 2006 due to sales growth in Asia, partially offset by weaker market conditions and lower sales in Australia due to continued drought conditions. We estimate that consolidated price increases during the second quarter and the first six months of 2007 contributed approximately 2% to the increase in sales in both periods. Consolidated net sales of tractors and combines, which comprised approximately 72% and 70% of our net sales in the second quarter and first six months of 2007, respectively, increased approximately 21% and 19% in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. Unit sales of tractors and combines increased approximately 9% during both the second quarter and first six months of 2007 compared to the same periods in 2006. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	June 30,
	2007		2006
		% of		% of
	$	Net sales	$	Net sales

Gross profit	$297.0	17.4%	$251.3	17.3%
Selling, general and administrative expenses	144.4	8.4%	132.5	9.1%
Engineering expenses	37.3	2.2%	32.0	2.2%
Restructuring and other infrequent expenses	0.3	—	—	—
Amortization of intangibles	4.4	0.3%	4.2	0.3%

Income from operations	$110.6	6.5%	$82.6	5.7%

	Six Months Ended
	June 30,
	2007		2006
		% of		% of
	$	Net sales	$	Net sales(1)

Gross profit	$516.4	17.0%	$457.6	17.5%
Selling, general and administrative expenses	281.6	9.3%	259.1	9.9%
Engineering expenses	69.7	2.3%	63.6	2.4%
Restructuring and other infrequent expenses	0.3	—	0.1	—
Amortization of intangibles	8.6	0.3%	8.3	0.3%

Income from operations	$156.2	5.1%	$126.5	4.8%

(1)	Rounding may impact summation of percentages.
     Gross profit as a percentage of net sales increased slightly during the second quarter of 2007 and decreased during the first six months of 2007 compared to the prior year, primarily due to sales and brand mix as well as currency impacts. Lower margins in North America were primarily a result of negative currency impacts on products sourced from Brazil and Europe. In addition, our year-to-date margins were impacted by a weaker sales mix in our Europe/Africa/Middle East region during the first quarter of 2007, as a result of the phasing and controlled roll-out of a new high horsepower tractor series as well as a result of supplier constraints experienced at our German manufacturing facility. During the second quarter of 2007, production at our German manufacturing facility returned to more normal levels, resulting in an improved sales mix and margins in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

region. The supplier constraints that limited our production and sales in the first quarter improved in the second quarter but remain a concern for the balance of 2007. We are working with our existing suppliers to prepare them for projected demand levels and we are also qualifying new suppliers to mitigate future supply constraints. If additional supplier constraints occur, they could negatively impact our future results. We recorded approximately $0.1 million of stock compensation expense, within cost of goods sold, during the first six months of 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the second quarter and first six months of 2007 compared to the prior year primarily due to higher sales and spending control initiatives. We recorded approximately $1.7 million and $3.5 million of stock compensation expense, within SG&A, during the second quarter and first six months of 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements. Engineering expenses increased during the second quarter and first six months of 2007 compared to the prior year, as a result of continued spending to fund product improvements and cost reduction projects.
     We recorded restructuring and other infrequent expenses of approximately $0.3 million during the second quarter and first six months of 2007, primarily related to severance and employee relocation costs associated with our rationalization of our Valtra sales office located in France, as well as our rationalization of certain parts, sales and marketing and administration functions in Germany. During the second quarter and first six months of 2006, we recorded restructuring and other infrequent expenses of less than $0.1 million and $0.1 million, respectively, primarily related to severance costs associated with the rationalization of certain Valtra European sales offices located in Denmark, Norway and the United Kingdom. See Note 2 to our Condensed Consolidated Financial Statements for further discussion of restructuring activities.
     Interest expense, net was $7.5 million and $14.2 million for the second quarter and first six months of 2007, respectively, compared to $14.3 million and $27.9 million for the comparable periods in 2006 due to the reduction in debt levels from 2006. In December 2006, we issued $201.3 million of 1 1/4% convertible senior subordinated notes. The net proceeds received from the issuance of the notes, as well as available cash on hand, were used to repay a portion of our outstanding United States dollar and Euro denominated term loans, which bear a higher variable interest rate. In June 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans with available cash on hand.
     Other expense, net was $9.5 million and $18.1 million during the second quarter and first six months of 2007, respectively, compared to $10.3 million and $16.8 million for the same periods in 2006. Losses on sales of receivables, primarily under our securitization facilities, were $10.2 million and $16.8 million in the second quarter and first six months of 2007, respectively, compared to $7.3 million and $13.8 million for the same periods in 2006. The increase is primarily due to higher interest rates in 2007 compared to 2006.
     We recorded an income tax provision of $36.1 million and $48.9 million for the second quarter and first six months of 2007, respectively, compared to $22.1 million and $34.7 million for the comparable periods in 2006. The effective tax rate was 38.6% and 39.5% for the second quarter and first six months of 2007, respectively, compared to 38.1% and 42.4% in the comparable prior year periods. Our effective tax rate was negatively impacted in both periods by losses in the United States, where we recorded no tax benefit.
RECENT PENDING JOINT VENTURE
     On June 25, 2007, we announced that, subject to the approval of the competition authorities, we have agreed to acquire 50% of Laverda S.p.A. from the Italian ARGO group for approximately €46.0 million (or approximately $62.0 million). Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH, a German manufacturer of grass and hay machinery, and its 50% stake in Gallignani S.p.A., an Italian manufacturer of balers. The addition of the Fella and Gallignani product lines enables us to provide a comprehensive harvesting offer to our customers. We intend to finance the purchase price with available cash

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

on hand. The Laverda acquisition will be evaluated with respect to consolidation in our results of operations and financial position in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.”
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     Our current financing and funding sources, with balances outstanding as of June 30, 2007, are our €200.0 million (or approximately $270.8 million) principal amount 6 7/8% senior subordinated notes due 2014, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, approximately $485.4 million of accounts receivable securitization facilities (with approximately $435.4 million in outstanding funding as of June 30, 2007), and a $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of June 30, 2007). For a full description of all of our outstanding notes and facilities refer to the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. On July 25, 2007, the FASB directed its staff to prepare a proposed FASB Staff Position (“FSP”) that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the proposed FSP would be applied retrospectively to all periods presented. If the FSP is approved by the FASB, it is likely that the interest expense related to our convertible notes will increase significantly.
     As of December 31, 2006 and June 30, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for at least 20 trading days in the 30 consecutive trading days ending December 31, 2006 and June 30, 2007, and, therefore, we classified the 1 3/4% convertible senior subordinated notes as a current liability. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes will convert the notes under the provisions of the indenture, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility, or a combination of these sources.
     On January 5, 2004, we entered into a credit facility that provided for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. We were required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). On June 29, 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. As of June 30, 2007, we had no outstanding borrowings under the credit facility. As of June 30, 2007, we had availability to borrow $291.1 million under the revolving credit facility. As of June 30, 2006, we had total borrowings of $419.4 million under the credit facility, which included $271.0 million under the United States dollar denominated term loan facility, €108.3 million (approximately $138.5 million) under the Euro denominated term loan facility and $9.9 million outstanding under the multi-currency revolving credit facility. As of June 30, 2006, we had availability to borrow $282.3 million under the revolving credit facility.
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. The European facility was renewed in October 2006 and restructured so that wholesale receivables are sold through a QSPE. As of June 30, 2007, the aggregate amount of these facilities was $485.4 million. The outstanding funded balance of $435.4 million as of June 30, 2007 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
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
     In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. As of June 30, 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $99.0 million compared to approximately $124.1 million as of December 31, 2006.
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
     Cash flow used in operating activities was $27.1 million for the first six months of 2007 compared to $10.7 million for the first six months of 2006. The use of cash in both periods was primarily due to seasonal increases in working capital.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $732.1 million in working capital at June 30, 2007, as compared with $685.4 million at December 31, 2006 and $954.0 million at June 30, 2006. Working capital balances as of June 30, 2007 and December 31, 2006 include the classification of the 1 3/4% convertible notes as current obligations. Accounts receivable and inventories, combined, at June 30, 2007 were $234.2 million higher than at December 31, 2006 and $40.7 million higher than at June 30, 2006.
     Capital expenditures for the first six months of 2007 were $48.9 million compared to $47.8 million for the first six months of 2006. We anticipate that capital expenditures for the full year of 2007 will range from approximately $120 million to $130 million and will primarily be used to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 28.8% at June 30, 2007 compared to 34.5% at December 31, 2006.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Commitments
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment with respect to liabilities for unrecognized income tax benefits. As of the adoption date of January 1, 2007, we had $12.9 million of unrecognized income tax benefits. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of January 1, 2007, we had approximately $0.8 million of accrued interest and penalties related to uncertain income tax positions. As of June 30, 2007, we had approximately $2.8 million of current accrued taxes related to uncertain tax positions connected with ongoing income tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. At this time, the settlement period for the noncurrent portion of our income tax liabilities cannot be determined; however it is not expected to be due within the next 12 months. We will include our income tax liabilities in our “Contractual Obligations” table in our Annual Report on Form 10-K for the year ended December 31, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Guarantees
     At June 30, 2007, we were obligated under certain circumstances to purchase, through the year 2010, up to $6.3 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At June 30, 2007, we guaranteed indebtedness owed to third parties of approximately $93.4 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At June 30, 2007, we had foreign currency forward contracts to buy an aggregate of approximately $305.5 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $255.6 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.
Contingencies
     As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $18.0 million against our outstanding balance of Brazilian VAT taxes receivable as of June 30, 2007, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2006, in February 2006, we received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” See Part II, Item 1, “Legal Proceedings” for further discussion of the matter.
OUTLOOK
     2007 farm equipment demand is forecasted to be up from 2006 levels in most of the world’s agricultural markets. Retail farm equipment sales in Western Europe are expected to be relatively flat while growth is projected in Central and Eastern Europe. In South America, recovery of the farming sector in Brazil is expected to result in a strong increase in demand for farm equipment in 2007. Higher cash receipts by North America farmers partially offset by higher input costs are expected to result in growth in industry demand in the high horsepower tractor and combine segments.
     Our net sales for the full year of 2007 are expected to be higher than 2006, driven primarily by stronger market conditions in South America, continued growth in Europe and currency impacts. For the full year, we are targeting earnings improvement resulting primarily from sales growth and lower interest costs. Results in the second half of the year will include spending on strategic investments including increased engineering expenses, plant restructurings, system initiatives, and new market development and distribution expenditures. Earnings growth and focus on working capital reduction for the remainder of the year are expected to produce strong cash flow from operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
FORWARD LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “Recent Pending Joint Venture,” “Liquidity and Capital Resources” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as financing the Laverda joint venture, industry demand conditions, earnings per share, net sales and income, cash flow from operations, spending on strategic initiatives, interest costs, future capital expenditures, working capital needs and currency translation, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in France, Germany, Brazil, Finland and Denmark, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2006 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
     We attempt to manage our transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency forward and option contracts. Our hedging policy prohibits foreign currency forward contracts for speculative trading purposes. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian Real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings. During 2006 and 2007, we designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income, with the cumulative gain or loss subsequently reclassified into net sales during the same period as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million on an after-tax basis. The amount of the gain recorded to other comprehensive loss related to the outstanding cash flow hedges as of June 30, 2007 was approximately $0.1 million. The outstanding contracts range in maturity from July of 2007 through April of 2008.
     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of June 30, 2007 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)

Australian dollar	$(27.8)	1.18	$(0.1)
Brazilian Real	215.3	1.96	2.9
British pound	67.2	0.49	(0.4)
Canadian dollar	(42.3)	1.08	(0.6)
Euro dollar	(154.3)	0.73	1.1
Japanese yen	13.5	121.77	(0.1)
Mexican peso	(13.9)	10.63	0.2
New Zealand dollar	(1.9)	1.29	—
Norwegian krone	(9.8)	5.90	—
Polish zloty	(4.1)	2.78	—
Russian ruble	9.5	25.78	(0.1)
Swedish krona	(1.1)	7.44	—
South African rand	(0.4)	7.01	—

			$2.9

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the six months ended June 30, 2007 would have increased by approximately $1.5 million.
     We had no interest rate swap contracts outstanding in the six months ended June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2006, in February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries. Subsequently we were contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Similar inquiries have been initiated by the Danish and French governments regarding two of our subsidiaries. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records. We are cooperating fully in these inquiries. It is not possible to predict the outcome of these inquiries or their impact, if any, on us; although if the outcomes were adverse we could be required to pay fines and make other payments as well as take appropriate remedial actions.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of stockholders was held on April 26, 2007. The following matters were voted upon and the results of the voting were as follows:
(1)	To elect four directors to serve as Class III directors until the annual meeting in 2010 or until their successors have been duly elected and qualified. The nominees, Messrs. Booker, Gros, Johanneson and Moll, were elected to the Company’s board of directors. The results follow:

Nominee	Affirmative Votes	Withheld Votes
W. Wayne Booker	80,686,275	862,563
Francisco R. Gros	57,954,080	23,594,758
Gerald B. Johanneson	80,265,288	1,283,550
Curtis E. Moll	79,351,077	2,197,761
(2)	To ratify the appointment of the Company’s independent registered public accounting firm for 2007. The results follow:

For	Against	Abstain
81,392,813	142,105	13,920

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation
10.1	Consulting Agreement with Stephen D. Lupton	August 2, 2007, Form 8-K,
Exhibit 10.1
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant
Date: August 9, 2007	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)