Form 10-Q
period 2007-09-30
AGCO CORP /DE
filed 2007-11-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended September 30, 2007
of
AGCO CORPORATION
A Delaware Corporation
IRS Employer Identification No. 58-1960019
SEC File Number 1-12930
4205 River Green Parkway
Duluth, GA 30096
(770) 813-9200
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, AGCO Corporation had 91,584,884 shares of common stock outstanding.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$166.8	$401.1
Accounts and notes receivable, net	739.6	677.1
Inventories, net	1,333.7	1,064.9
Deferred tax assets	36.4	36.8
Other current assets	166.2	129.1

Total current assets	2,442.7	2,309.0
Property, plant and equipment, net	702.9	643.9
Investment in affiliates	277.3	191.6
Deferred tax assets	81.6	105.5
Other assets	74.0	64.5
Intangible assets, net	207.4	207.9
Goodwill	656.7	592.1

Total assets	$4,442.6	$4,114.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1.0	$6.3
Convertible senior subordinated notes	201.3	201.3
Accounts payable	709.1	706.9
Accrued expenses	703.3	629.7
Other current liabilities	54.4	79.4

Total current liabilities	1,669.1	1,623.6
Long-term debt, less current portion	489.0	577.4
Pensions and postretirement health care benefits	259.8	268.1
Deferred tax liabilities	121.8	114.9
Other noncurrent liabilities	49.3	36.9

Total liabilities	2,589.0	2,620.9

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2007 and 2006	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,584,884 and 91,177,903 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	0.9	0.9
Additional paid-in capital	927.2	908.9
Retained earnings	939.3	774.1
Accumulated other comprehensive loss	(13.8)	(190.3)

Total stockholders’ equity	1,853.6	1,493.6

Total liabilities and stockholders’ equity	$4,442.6	$4,114.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2007	2006
Net sales	$1,613.0	$1,180.9
Cost of goods sold	1,305.4	976.6

Gross profit	307.6	204.3

Selling, general and administrative expenses	156.6	135.0
Engineering expenses	38.6	31.9
Restructuring and other infrequent (income) expenses	(2.5)	0.9
Amortization of intangibles	4.5	4.3

Income from operations	110.4	32.2

Interest expense, net	3.4	13.3
Other expense, net	10.5	7.6

Income before income taxes and equity in net earnings of affiliates	96.5	11.3

Income tax provision	26.7	13.9

Income (loss) before equity in net earnings of affiliates	69.8	(2.6)

Equity in net earnings of affiliates	7.1	8.0

Net income	$76.9	$5.4

Net income per common share:
Basic	$0.84	$0.06

Diluted	$0.80	$0.06

Weighted average number of common and common equivalent shares outstanding:
Basic	91.6	91.0

Diluted	96.4	92.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2007	2006
Net sales	$4,657.0	$3,801.2
Cost of goods sold	3,833.0	3,139.3

Gross profit	824.0	661.9

Selling, general and administrative expenses	438.2	394.1
Engineering expenses	108.3	95.5
Restructuring and other infrequent (income) expenses	(2.2)	1.0
Amortization of intangibles	13.1	12.6

Income from operations	266.6	158.7

Interest expense, net	17.6	41.2
Other expense, net	28.6	24.4

Income before income taxes and equity in net earnings of affiliates	220.4	93.1

Income tax provision	75.6	48.6

Income before equity in net earnings of affiliates	144.8	44.5

Equity in net earnings of affiliates	20.4	19.1

Net income	$165.2	$63.6

Net income per common share:
Basic	$1.81	$0.70

Diluted	$1.73	$0.69

Weighted average number of common and common equivalent shares outstanding:
Basic	91.4	90.8

Diluted	95.7	91.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$165.2	$63.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82.0	71.5
Deferred debt issuance cost amortization	3.7	3.2
Amortization of intangibles	13.1	12.6
Stock compensation	10.4	4.5
Equity in net earnings of affiliates, net of cash received	(3.3)	(9.4)
Deferred income tax provision	5.9	6.8
(Gain) loss on sale of property, plant and equipment	(3.1)	0.1
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts and notes receivable, net	(16.4)	105.8
Inventories, net	(193.6)	(154.5)
Other current and noncurrent assets	(27.5)	(13.3)
Accounts payable	(48.1)	(53.6)
Accrued expenses	40.2	17.2
Other current and noncurrent liabilities	3.7	(0.8)

Total adjustments	(133.0)	(9.9)

Net cash provided by operating activities	32.2	53.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(83.6)	(80.7)
Purchase of business, net of cash acquired	(17.8)	—
Proceeds from sales of property, plant and equipment	5.2	1.3
Investments in unconsolidated affiliates	(66.7)	(2.8)
Other	(2.7)	—

Net cash used in investing activities	(165.6)	(82.2)

Cash flows from financing activities:
Repayments of debt obligations, net	(116.4)	(48.3)
Proceeds from issuance of common stock	7.9	8.0
Payment of debt issuance costs	(0.2)	—

Net cash used in financing activities	(108.7)	(40.3)

Effect of exchange rate changes on cash and cash equivalents	7.8	14.7

Decrease in cash and cash equivalents	(234.3)	(54.1)
Cash and cash equivalents, beginning of period	401.1	220.6

Cash and cash equivalents, end of period	$166.8	$166.5

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
Stock Compensation Plans
     During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” During the three months and nine months ended September 30, 2007, the Company recorded approximately $7.0 million and $10.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. During the three months and nine months ended September 30, 2006, the Company recorded approximately $1.4 million and $4.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. The stock compensation expense was recorded as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of goods sold	$0.3	$0.1	$0.4	$0.1
Selling, general and administrative expenses	6.7	1.3	10.2	4.5

Total stock compensation expense	$7.0	$1.4	$10.6	$4.6

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
     Employee Plans
     The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the 2006 Plan, the Company established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year period. The plan provides for participants to earn from 33% to 200% of the target awards depending

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of the Company’s common stock at the end of each performance period. The compensation expense associated with these awards is being amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. No compensation expense was recorded associated with the Company’s one-year performance period transition plan during 2006, as no shares were earned as of December 31, 2006. During the nine months ended September 30, 2007, the Company granted 509,000 awards under the 2006 Plan for the three-year performance period commencing in 2007 and ending in 2009. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2007 was $37.39. Performance award transactions during the nine months ended September 30, 2007 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded but not earned at January 1	642,083
Shares awarded	509,000
Shares forfeited or unearned	(209,083)
Shares earned	—

Shares awarded but not earned at September 30	942,000

     As of September 30, 2007, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $30.7 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. During the first quarter of 2007, the Company granted 224,500 SSAR awards. During the three and nine months ended September 30, 2007, the Company recorded stock compensation expense of approximately $0.3 million and $0.8 million, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the nine months ended September 30, 2007:

Nine Months
Ended
September 30,
2007
SSARs – weighted average grant date fair value	$13.59

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5
Risk-free interest rate	4.7%
Expected volatility	41.4%
Expected dividend yield	—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     SSAR transactions during the nine months ended September 30, 2007 were as follows:

SSARs outstanding at January 1	221,750
SSARs granted	224,500
SSARs exercised	(27,312)
SSARs canceled or forfeited	(32,875)

SSARs outstanding at September 30	386,063

SSAR price ranges per share:
Granted	$37.38
Exercised	23.80
Canceled or forfeited	23.80—37.38

Weighted average SSAR exercise prices per share:
Granted	$37.38
Exercised	23.80
Canceled or forfeited	29.79
Outstanding at September 30	31.24
     At September 30, 2007, the weighted average remaining contractual life of SSARs outstanding was six years and there were 25,875 SSARs currently exercisable with prices ranging from $23.80 to $26.00 with a weighted average exercise price of $23.99 and an aggregate intrinsic value of $0.7 million. As of September 30, 2007, the total compensation cost related to unvested SSARs not yet recognized was approximately $3.9 million and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	September 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2007	Price
$23.80 — $26.00	176,063	5.6	$23.91	25,875	$23.99
$37.38	210,000	6.4	$37.38	—

	386,063			25,875

     The total intrinsic value of SSARs exercised during the nine months ended September 30, 2007 was $0.5 million and the total fair value of shares vested during the same period was $0.4 million. The Company did not realize a tax benefit from the exercise of these SSARs. There were 360,188 SSARs that were not vested as of September 30, 2007. The total intrinsic value of outstanding SSARs as of September 30, 2007 was approximately $7.5 million.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
compensation expense of approximately $0.3 million during the first quarter of 2007 associated with these grants.
     As of September 30, 2007, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,687,446 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
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
     There were no grants under the Company’s Option Plan during the nine months ended September 30, 2007. The Company does not intend to make any grants under the Option Plan in the future. Stock option transactions during the nine months ended September 30, 2007 were as follows:

Options outstanding at January 1	511,170
Options granted	—
Options exercised	(390,710)
Options canceled or forfeited	(14,960)

Options outstanding at September 30	105,500

Options available for grant at September 30	1,930,437

Option price ranges per share:
Granted	$—
Exercised	8.50-31.25
Canceled or forfeited	11.00-31.25

Weighted average option exercise prices per share:
Granted	$—
Exercised	20.14
Canceled or forfeited	16.29
Outstanding at September 30	13.97
     At September 30, 2007, the outstanding options had a weighted average remaining contractual life of approximately four years and there were 103,500 options currently exercisable with option prices ranging from $9.10 to $22.31 with a weighted average exercise price of $13.84 and an aggregate intrinsic value of $3.8 million. The total intrinsic value of outstanding options as of September 30, 2007 was approximately $3.9 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	September 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2007	Price
$9.10 — $11.88	47,700	3.0	$10.99	47,700	$10.99
$15.12 — $22.31	57,800	4.1	$16.43	55,800	$16.28

	105,500			103,500

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $7.0 million and the total fair value of shares vested during the same period was less than $0.1 million. There were 2,000 stock options that were not vested as of September 30, 2007. Cash received from stock option exercises was approximately $7.9 million for the nine months ended September 30, 2007. The Company did not realize a tax benefit from the exercise of these options.
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
Recent Accounting Pronouncements
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which requires that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) (if, in substance, a postretirement benefit plan exists), or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, the EITF reached a consensus that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company may have certain insurance policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-10 will have a material impact on its consolidated results of operations or financial position during its 2008 fiscal year.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations, as the Company does not employ the “accrue in advance” method.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain insurance policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-4 will have a material impact on its consolidated results of operations or financial position during its 2008 fiscal year.
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated results of operations or financial position. See Note 9 where the adoption of FIN 48 is discussed.
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
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer; for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 by the Company did not impact the method for recording and reporting these taxes in the Company’s consolidated results of operations or financial position, as the Company’s policy is to exclude all such taxes from net sales and present such taxes in the consolidated statements of operations on a net basis.
2. JOINT VENTURE AND ACQUISITION
     On September 28, 2007, the Company acquired 50% of Laverda S.p.A. (“Laverda”), an operating joint venture between the Company and the Italian ARGO group, for approximately €46.0 million (or approximately $65.6 million). Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH (“Fella”), a German manufacturer of grass and hay machinery, and its 50% stake in Gallignani S.p.A. (“Gallignani”), an Italian manufacturer of balers. The addition of the Fella and Gallignani product lines enables the Company to provide a comprehensive harvesting offering to its customers. The investment was financed with available cash on hand. The Company has accounted for the operating joint venture in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”).

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
In accordance with APB No. 18, the Company recorded approximately $25.9 million of goodwill and other identifiable intangible assets as the Company’s investment was greater than the preliminary estimate of the fair value of the underlying equity in the net assets received. The amortization of the other identifiable intangible assets will be included in the Company’s share of its earnings or losses from its investment within the “Equity in net earnings of affiliates” line item of the Company’s Consolidated Statements of Operations. In addition, the Company allocated approximately $28.2 million of its investment to property, plant and equipment to reflect land, buildings, and machinery and equipment at their preliminary respective fair values as compared to their historical net book values. The depreciation expense associated with the step up in recorded amounts with respect to property, plant and equipment will also be included in the Company’s share of its earnings or losses from its investment. The investment balance as of September 30, 2007 includes transaction costs and related fees incurred during 2007.
     On September 10, 2007, the Company acquired Industria Agricola Fortaleza Limitada (“SFIL”), a privately owned Brazilian company, for approximately R$38.0 million (or approximately $20.0 million). In accordance with the purchase agreement, cash of approximately R$5.2 million (or approximately $2.7 million) was placed in escrow on the date of acquisition. This portion of the purchase price was established to fund certain disclosed contingent obligations and to compensate the Company for potential customer bad debt losses. The escrowed funds are reflected within “Other current assets” and “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007. SFIL is located in Ibirubá, Brazil and manufactures and distributes a line of farm implements, including drills, planters, corn headers and front loaders. The acquisition was financed with available cash on hand. The SFIL acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The results of operations for the SFIL acquisition have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The Company recorded approximately $6.5 million of goodwill and approximately $0.4 million for an identifiable intangible asset, the SFIL tradename, associated with the acquisition. The acquired intangible asset has a useful life of approximately five years. The net assets acquired include transaction costs and related fees incurred during 2007.
3. RESTRUCTURING AND OTHER INFREQUENT (INCOME) EXPENSES
     In the third quarter of 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range assembled in Randers. Component manufacturing operations ceased in February 2005. The Company recorded an impairment charge in the third quarter of 2004 to write down certain property, plant and equipment within the component manufacturing operation as the rationalization eliminated a majority of the square footage utilized in the facility. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was based on current conditions in the market. The machinery, equipment and tooling was disposed of or sold in 2005. The Company sold a portion of the buildings, land and improvements and received cash proceeds of approximately $4.4 million in September 2007. A gain of approximately $3.0 million was recorded related to the sale in the third quarter of 2007 and was reflected within “Restructuring and other infrequent expenses” within the Company’s Condensed Consolidated Statements of Operations.
     During the second quarter of 2007, the Company announced the closure of its Valtra sales office located in France. The closure will result in the termination of approximately 15 employees. The Company recorded severance costs of approximately $0.2 million associated with the closure during the second quarter of 2007 and an additional $0.4 million in severance costs during the third quarter of 2007. Approximately $0.1 million of severance costs had been paid as of September 30, 2007, and two of the employees had been terminated. The $0.5 million of severance costs accrued at September 30, 2007 are expected to be paid and completed during 2008.
     During the third quarter of 2006, the Company announced the closure of two sales offices located in Germany, including a Valtra sales office. The closures will result in the termination of approximately 13

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during 2006. During the second quarter of 2007, the Company recorded and paid employee relocation costs associated with the rationalizations of approximately $0.1 million. During the third quarter of 2007, the Company recorded additional severance costs of approximately $0.1 million. Approximately $0.4 million of the severance costs accrued had been paid as of September 30, 2007 and eight of the employees had been terminated. The $0.2 million of severance costs accrued at September 30, 2007 are expected to be paid during 2007.
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
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish tractor manufacturing operations, resulting in the termination of approximately 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. During 2005, the Company paid approximately $0.8 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.6 million of severance payments accrued at September 30, 2007 are expected to be paid through 2009.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2007 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2006	$32.9	$89.6	$50.1	$172.6
Acquisition	0.4	—	—	0.4
Foreign currency translation	—	10.8	3.9	14.7

Balance as of September 30, 2007	$33.3	$100.4	$54.0	$187.7

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2006	$6.0	$28.3	$22.5	$56.8
Amortization expense	0.9	7.0	5.2	13.1
Foreign currency translation	—	3.7	2.0	5.7

Balance as of September 30, 2007	$6.9	$39.0	$29.7	$75.6

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Trademarks
and
Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2006	$92.1
Foreign currency translation	3.2

Balance as of September 30, 2007	$95.3

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2007 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2006	$3.1	$146.4	$442.6	$592.1
Acquisition	—	6.5	—	6.5
Foreign currency translation	—	24.5	33.6	58.1

Balance as of September 30, 2007	$3.1	$177.4	$476.2	$656.7

     SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” are not its reporting units, with the exception of its Asia/Pacific geographical segment.
     The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. During the fourth quarter of 2007, the Company will be performing its annual impairment testing of goodwill and other intangible assets under SFAS No. 142.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
5. INDEBTEDNESS
     Indebtedness consisted of the following at September 30, 2007 and December 31, 2006 (in millions):

	September 30,	December 31,
	2007	2006
Credit facility	$—	$111.4
6 7/8% Senior subordinated notes due 2014	285.3	264.0
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
Other long-term debt	3.4	7.0

	691.3	785.0
Less: Current portion of long-term debt	(1.0)	(6.3)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	(201.3)

Total indebtedness, less current portion	$489.0	$577.4

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
     Inventories at September 30, 2007 and December 31, 2006 were as follows (in millions):

	September 30,	December 31,
	2007	2006
Finished goods	$589.6	$468.7
Repair and replacement parts	351.9	331.9
Work in process	106.1	59.8
Raw materials	286.1	204.5

Inventories, net	$1,333.7	$1,064.9

7. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended September 30, 2007 and 2006 consisted of the following (in millions):

	Three Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$147.3	$128.5
Accruals for warranties issued during the period	35.0	27.9
Settlements made (in cash or in kind) during the period	(28.7)	(29.9)
Foreign currency translation	5.9	(0.9)

Balance at September 30	$159.5	$125.6

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     The warranty reserve activity for the nine months ended September 30, 2007 and 2006 consisted of the following (in millions):

	Nine Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$136.9	$122.8
Accruals for warranties issued during the period	100.0	85.8
Settlements made (in cash or in kind) during the period	(86.9)	(86.9)
Foreign currency translation	9.5	3.9

Balance at September 30	$159.5	$125.6

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
     The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is as follows (in millions, except per share data):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic net income per share:
Net income	$76.9	$5.4	$165.2	$63.6

Weighted average number of common shares outstanding	91.6	91.0	91.4	90.8

Basic net income per share	$0.84	$0.06	$1.81	$0.70

Diluted net income per share:
Net income	$76.9	$5.4	$165.2	$63.6

Weighted average number of common shares outstanding	91.6	91.0	91.4	90.8
Dilutive stock options and restricted stock awards	0.1	0.2	0.2	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	4.7	0.8	4.1	0.4

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	96.4	92.0	95.7	91.5

Diluted net income per share	$0.80	$0.06	$1.73	$0.69

     There were SSARs to purchase 0.2 million shares for both the three and nine months ended September 30, 2007 that were excluded from the calculation of diluted earnings per share because they had an antidulitve impact. There were SSARs and options to purchase 0.1 million and 0.5 million shares for the three and nine months ended September 30, 2006, respectively, that were excluded from the calculation of diluted earnings per share because the option exercise prices were higher than the average market price of the Company’s common stock during the related period and the SSARs had an antidilutive impact.
9. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment with respect to liabilities for unrecognized income tax benefits. As of the adoption date of January 1, 2007, the Company had $12.9 million of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of September 30, 2007, the Company had approximately $3.0 million of current accrued taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months.
     The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. As of January 1, 2007, the Company had approximately $0.8 million of accrued interest and penalties related to uncertain income tax positions.
     The tax years 2001 through 2006 remain open to examination by taxing authorities in the United States and other certain foreign taxing jurisdictions, primarily the United Kingdom, France, Germany and Brazil.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” All derivatives are recognized on the Company’s Condensed Consolidated Balance Sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument.
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
     During 2006 and 2007, the Company designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income, with the cumulative gain or loss subsequently reclassified into cost of goods sold during the same period as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million on an after-tax basis. The amount of the gain recorded to other comprehensive loss related to the outstanding cash flow hedges as of September 30, 2007 was approximately $6.4 million. The outstanding contracts range in maturity from October of 2007 through December of 2008.
     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the nine months ended September 30, 2007 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2006	$0.1	$—	$0.1
Net changes in fair value of derivatives	10.4	3.1	7.3
Net gains reclassified from accumulated other comprehensive loss into income	1.0	—	1.0

Accumulated derivative net gains as of September 30, 2007	$9.5	$3.1	$6.4

     The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Company’s Board of Directors. These policies allow for the use of derivative instruments to hedge exposures to movements in foreign currency and interest rates.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
11. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$76.9	$5.4	$165.2	$63.6
Other comprehensive income, net of tax:
Defined benefit pension plans	8.5	—	8.5	—
Foreign currency translation adjustments	78.4	(7.5)	164.7	69.7
Unrealized gain (loss) on derivatives	6.3	(0.6)	6.4	2.5
Unrealized loss on derivatives held by affiliates	(1.6)	(3.7)	(3.1)	(1.8)

Total comprehensive income (loss)	$168.5	$(6.4)	$341.7	$134.0

12. ACCOUNTS RECEIVABLE SECURITIZATION
     At September 30, 2007, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $492.7 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose U.S. subsidiary or a qualifying special purpose entity (“QSPE”) in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). In North America, due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and thus consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $433.5 million at September 30, 2007 and $429.6 million at December 31, 2006. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $8.7 million and $6.5 million for the three months ended September 30, 2007 and 2006, respectively, and $25.5 million and $20.3 million for the nine months ended September 30, 2007 and 2006, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     During the second quarter of 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. As of September 30, 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $90.0 million compared to approximately $124.1 million as of December 31, 2006.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     Net pension and postretirement cost for the plans for the three months ended September 30, 2007 and 2006 are set forth below (in millions):

	Three Months Ended
	September 30,
Pension benefits	2007	2006
Service cost	$2.3	$1.5
Interest cost	10.8	9.7
Expected return on plan assets	(10.6)	(9.1)
Amortization of net actuarial loss and prior service cost	3.8	4.6

Net pension cost	$6.3	$6.7

Postretirement benefits	2007	2006
Service cost	$—	$0.1
Interest cost	0.3	0.4
Amortization of prior service credit and unrecognized net(gain) loss	(0.1)	0.2
Other	0.2	—

Net postretirement cost	$0.4	$0.7

     Net pension and postretirement cost for the plans for the nine months ended September 30, 2007 and 2006 are set forth below (in millions):

	Nine Months Ended
	September 30,
Pension benefits	2007	2006
Service cost	$7.0	$4.3
Interest cost	32.5	28.9
Expected return on plan assets	(32.0)	(27.3)
Amortization of net actuarial loss and prior service cost	11.4	13.9

Net pension cost	$18.9	$19.8

Postretirement benefits	2007	2006
Service cost	$0.1	$0.2
Interest cost	1.0	1.3
Amortization of prior service cost	(0.1)	(0.1)
Amortization of unrecognized net loss	—	0.5
Other	0.2	—

Net postretirement cost	$1.2	$1.9

     During the nine months ended September 30, 2007, approximately $27.9 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2007 to its defined benefit pension plans will aggregate approximately $37.1 million. During the nine months ended September 30, 2007, the Company made approximately $1.5 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.2 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2007.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
September 30, 2007 and 2006 and assets as of September 30, 2007 and December 31, 2006 are as follows (in millions):

Three Months Ended	North	South	Europe/Africa/	Asia/
September 30,	America	America	Middle East	Pacific	Consolidated
2007
Net sales	$349.0	$300.1	$913.3	$50.6	$1,613.0
(Loss) income from operations	(10.7)	30.8	103.5	7.5	131.1
Depreciation	6.0	4.7	16.9	0.7	28.3
Capital expenditures	7.7	1.6	25.3	0.1	34.7

2006
Net sales	$259.5	$169.0	$709.0	$43.4	$1,180.9
(Loss) income from operations	(19.3)	12.2	50.9	6.0	49.8
Depreciation	6.2	4.1	13.2	0.7	24.2
Capital expenditures	4.9	1.8	26.1	0.1	32.9

Nine Months Ended	North	South	Europe/Africa/	Asia/
September 30,	America	America	Middle East	Pacific	Consolidated
2007
Net sales	$1,017.9	$747.2	$2,766.5	$125.4	$4,657.0
(Loss) income from operations	(32.8)	80.9	262.8	12.4	323.3
Depreciation	18.0	13.8	48.2	2.0	82.0
Capital expenditures	14.9	4.9	63.6	0.2	83.6

2006
Net sales	$923.5	$470.8	$2,295.2	$111.7	$3,801.2
(Loss) income from operations	(22.4)	32.3	188.5	13.3	211.7
Depreciation	18.4	12.2	39.1	1.8	71.5
Capital expenditures	11.3	4.4	64.7	0.3	80.7

Assets
As of September 30, 2007	$663.3	$509.8	$1,507.8	$90.8	$2,771.7
As of December 31, 2006	678.4	342.2	1,283.7	79.5	2,383.8
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment income from operations	$131.1	$49.8	$323.3	$211.7
Corporate expenses	(12.0)	(11.1)	(35.6)	(34.9)
Stock compensation expense	(6.7)	(1.3)	(10.2)	(4.5)
Restructuring and other infrequent income (expenses)	2.5	(0.9)	2.2	(1.0)
Amortization of intangibles	(4.5)	(4.3)	(13.1)	(12.6)

Consolidated income from operations	$110.4	$32.2	$266.6	$158.7

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	As of	As of
	September 30,	December 31,
	2007	2006
Segment assets	$2,771.7	$2,383.8
Cash and cash equivalents	166.8	401.1
Receivables from affiliates	4.5	2.1
Investments in affiliates	277.3	191.6
Deferred tax assets	118.0	142.3
Other current and noncurrent assets	240.2	193.6
Intangible assets, net	207.4	207.9
Goodwill	656.7	592.1

Consolidated total assets	$4,442.6	$4,114.5

15. COMMITMENTS AND CONTINGENCIES
     As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $19.5 million and $20.0 million against its outstanding balance of Brazilian VAT taxes receivable as of September 30, 2007 and December 31, 2006, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
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
RESULTS OF OPERATIONS
     For the three months ended September 30, 2007, we generated net income of $76.9 million, or $0.80 per share, compared to net income of $5.4 million, or $0.06 per share, for the same period in 2006. For the first nine months of 2007, we generated net income of $165.2 million, or $1.73 per share, compared to net income of $63.6 million, or $0.69 per share, for the same period in 2006.
     Net sales during the third quarter and first nine months of 2007 were $1,613.0 million and $4,657.0 million, respectively, which were approximately 37% and 23% higher than the third quarter and first nine months of 2006, respectively, primarily due to improved market conditions in Brazil, sales growth in Europe and the impact of currency translation.
     Third quarter income from operations was $110.4 million in 2007 compared to $32.2 million in the third quarter of 2006. Income from operations was $266.6 million for the first nine months of 2007 compared to $158.7 million for the same period in 2006. The increase in income from operations was primarily due to the increase in net sales, as well as the result of improved operating margins.
     Income from operations increased in our Europe/Africa/Middle East region in the third quarter and first nine months of 2007 primarily due to increased sales volumes, currency translation, cost control initiatives, and a better sales mix, which included more high-margin high horsepower tractor and parts sales. In the South America region, income from operations increased in the third quarter and first nine months of 2007 due to sales growth resulting from stronger market conditions, primarily in the major market of Brazil. Higher sales volumes combined with focused cost management resulted in improved operating margins in the region for the third quarter and first nine months of 2007 compared to 2006. Income from operations in North America was higher in the third quarter of 2007 compared to the third quarter of 2006, primarily due to net sales growth and cost reduction initiatives. Income from operations in North America was lower for the first nine months of 2007 compared to the same period in 2006, primarily due to negative currency impacts on products sourced from Brazil and Europe, as well as higher engineering expenses. Income from operations in our Asia/Pacific region was higher in the third quarter of 2007, primarily due to strengthening market demand and successful new product introductions. Income from operations in our Asia/Pacific region was lower for the first nine months of 2007, primarily due to weaker markets in Australia caused by drought conditions.
Retail Sales
     In North America, industry unit retail sales of tractors for the first nine months of 2007 increased approximately 1% compared to the first nine months of 2006 resulting from increases in the utility and high horsepower tractor segments largely offset by a decrease in the compact tractor segment. Industry unit retail sales of combines for the first nine months of 2007 were approximately 11% higher than the prior year period. The strongest growth in North America in 2007 has been in the professional farming segment with increasing

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
sales of high horsepower tractors, combines and hay equipment primarily due to higher commodity prices. Our unit retail sales of tractors were lower in the first nine months of 2007 compared to the first nine months of 2006. Our unit retail sales of combines were higher in the first nine months of 2007 compared to the same period in 2006.
     In Europe, industry unit retail sales of tractors for the first nine months of 2007 increased approximately 5% compared to the prior year period. Retail demand improved in Central and Eastern Europe, the United Kingdom, Scandinavia and France. The improved market conditions were primarily due to improving economic conditions and higher crop prices. Our unit retail sales were also higher in the first nine months of 2007 compared to the same period in 2006.
     South American industry unit retail sales of tractors in the first nine months of 2007 increased approximately 44% over the prior year period. Industry unit retail sales of combines for the first nine months of 2007 were approximately 64% higher than the prior year period. Industry unit retail sales of tractors and combines in the major market of Brazil increased approximately 51% and 126%, respectively, during the first nine months of 2007 compared to the same periods in 2006. Favorable weather conditions, robust demand from the sugar cane sector, and recovering commodity prices have resulted in increased industry demand. Our South American unit retail sales of tractors and combines were also higher in the first nine months of 2007 compared to the same period in 2006.
     Outside of North America, Europe and South America, net sales for the first nine months of 2007 were approximately 8% lower than 2006 due to lower sales in the Middle East.
STATEMENTS OF OPERATIONS
     Net sales for the third quarter of 2007 were $1,613.0 million compared to $1,180.9 million for the same period in 2006. Net sales for the first nine months of 2007 were $4,657.0 million compared to $3,801.2 million for the prior year period. For the first nine months of 2007, net sales increased in all four of AGCO’s geographical segments, with strong growth in South America, where improved market conditions in Brazil led to higher sales. Foreign currency translation positively impacted net sales by approximately $106.9 million, or 9.1%, in the third quarter of 2007 and by $280.8 million, or 7.4%, in the first nine months of 2007. The following table sets forth, for the three and nine months ended September 30, 2007 and 2006, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	September 30,		Change		translation
	2007	2006	$	%	$	%
North America	$349.0	$259.5	$89.5	34.5%	$2.5	1.0%
South America	300.1	169.0	131.1	77.6%	30.0	17.8%
Europe/Africa/Middle East	913.3	709.0	204.3	28.8%	69.4	9.8%
Asia/Pacific	50.6	43.4	7.2	16.5%	5.0	11.4%

	$1,613.0	$1,180.9	$432.1	36.6%	$106.9	9.1%

	Nine Months Ended				Change due to currency
	September 30,		Change		translation
	2007	2006	$	%	$	%
North America	$1,017.9	$923.5	$94.4	10.2%	$3.0	0.3%
South America	747.2	470.8	276.4	58.8%	55.1	11.7%
Europe/Africa/Middle East	2,766.5	2,295.2	471.3	20.5%	211.4	9.2%
Asia/Pacific	125.4	111.7	13.7	12.2%	11.3	10.1%

	$4,657.0	$3,801.2	$855.8	22.5%	$280.8	7.4%

     Regionally, net sales in North America increased during the third quarter and first nine months of 2007. Improved market conditions and higher combine and hay equipment sales from new products contributed to

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
higher net sales during the third quarter of 2007. In the Europe/Africa/Middle East region, net sales increased in the third quarter and first nine months of 2007, primarily due to sales growth in Eastern Europe, France, Germany, Scandinavia, the United Kingdom and Finland. The net sales increase in the third quarter of 2007 was largely due to increased sales of our Fendt products, as well as an increase in parts sales in Europe. Net sales in South America increased significantly during the third quarter and first nine months of 2007, primarily as a result of stronger market conditions in the region, predominantly in Brazil. In the Asia/Pacific region, net sales increased in the third quarter and first nine months of 2007 compared to the same periods in 2006 due to strengthening market demand. We estimate that consolidated price increases during the third quarter and the first nine months of 2007 contributed approximately 1.7% and 1.5% to the increase in sales in the third quarter and first nine months of 2007, respectively. Consolidated net sales of tractors and combines, which comprised approximately 73% and 71% of our net sales in the third quarter and first nine months of 2007, respectively, increased approximately 43% and 26% in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. Unit sales of tractors and combines increased approximately 20% and 13% in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	September 30,
	2007		2006
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$307.6	19.1%	$204.3	17.3%
Selling, general and administrative expenses	156.6	9.7%	135.0	11.4%
Engineering expenses	38.6	2.4%	31.9	2.7%
Restructuring and other infrequent (income) expenses	(2.5)	(0.1)%	0.9	0.1%
Amortization of intangibles	4.5	0.3%	4.3	0.4%

Income from operations	$110.4	6.8%	$32.2	2.7%

	Nine Months Ended
	September 30,
	2007		2006
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$824.0	17.7%	$661.9	17.4%
Selling, general and administrative expenses	438.2	9.4%	394.1	10.4%
Engineering expenses	108.3	2.3%	95.5	2.5%
Restructuring and other infrequent (income) expenses	(2.2)	—	1.0	—
Amortization of intangibles	13.1	0.3%	12.6	0.3%

Income from operations	$266.6	5.7%	$158.7	4.2%

     Gross profit as a percentage of net sales increased during the third quarter and the first nine months of 2007 compared to the prior year, primarily due to increased sales, higher production and sales mix, offset by currency impacts. Our North American margins continue to be affected by the negative impacts of currency movements on products sourced from Brazil and Europe. Third quarter gross margins benefited from a richer sales mix in Europe, which included more high-horsepower tractors and part sales than in the prior year. Supplier constraints and the production roll-out of a new high-horsepower tractor series pushed sales of certain higher margin products from the first half of the year into the third quarter. The supplier constraints that limited our production and sales in the first six months of 2007 improved in the third quarter but remain a concern for the balance of 2007. If additional supplier constraints occur, they could negatively impact our future results. We recorded approximately $0.3 million and $0.4 million of stock compensation expense, within cost of goods sold, during the third quarter and first nine months of 2007, respectively, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the third quarter and first nine months of 2007 compared to the prior year primarily due to higher sales and cost control initiatives. We recorded approximately $6.7 million and $10.2 million of stock compensation expense, within SG&A, during the third quarter and first nine months of 2007, respectively, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements. Engineering expenses increased during the third quarter and first nine months of 2007 compared to the prior year as a result of continued spending to fund product improvements and cost reduction projects.
     We recorded restructuring and other infrequent income of $2.5 million and $2.2 million during the third quarter and the first nine months of 2007, respectively. We sold a portion of the buildings, land and improvements associated with our Randers, Denmark facility and received cash proceeds of approximately $4.4 million in September 2007. A gain of approximately $3.0 million was recorded related to the sale in the third quarter of 2007. This gain was partially offset by charges primarily related to severance and employee relocation costs associated with the rationalization of our Valtra sales office located in France as well as the rationalization of certain parts, sales and marketing and administration functions in Germany. During the third quarter and first nine months of 2006, we recorded restructuring and other infrequent expenses of $0.9 million and $1.0 million, respectively, primarily related to severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway and the United Kingdom. See Note 2 to our Condensed Consolidated Financial Statements for further discussion of restructuring activities.
     Interest expense, net was $3.4 million and $17.6 million for the third quarter and first nine months of 2007, respectively, compared to $13.3 million and $41.2 million, respectively, for the comparable periods in 2006. The decrease was primarily due to the reduction in debt levels from 2006. In December 2006, we issued $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes. The net proceeds received from the issuance of the notes, as well as available cash on hand, were used to repay a portion of our outstanding United States dollar and Euro denominated term loans, which bear a higher variable interest rate. In June 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans with available cash on hand.
     Other expense, net was $10.5 million and $28.6 million during the third quarter and first nine months of 2007, respectively, compared to $7.6 million and $24.4 million for the same periods in 2006. Losses on sales of receivables, primarily under our securitization facilities, were $8.7 million and $25.5 million in the third quarter and first nine months of 2007, respectively, compared to $6.5 million and $20.3 million for the same periods in 2006. The increase is primarily due to higher interest rates in 2007 compared to 2006.
     We recorded an income tax provision of $26.7 million and $75.6 million for the third quarter and first nine months of 2007, respectively, compared to $13.9 million and $48.6 million for the comparable periods in 2006. The effective tax rate was 27.7% and 34.3% for the third quarter and first nine months of 2007, respectively, compared to 123.0% and 52.2% in the comparable prior year periods. During the third quarter of 2007, the governments of the United Kingdom and Germany enacted legislation that will lower their respective corporate tax rates effective in early 2008. Our effective tax rate for the three and nine months ended September 30, 2007 reflect the impact of such legislative changes on the Company’s deferred tax balances which was a benefit of approximately $7.4 million. Our effective tax rate was negatively impacted in both periods by losses in the United States, where we recorded no tax benefit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
RECENT JOINT VENTURE AND ACQUISITION
     On September 28, 2007, we acquired 50% of Laverda S.p.A. (“Laverda”), an operating joint venture between AGCO and the Italian ARGO group, for approximately €46.0 million (or approximately $65.6 million). Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH (“Fella”), a German manufacturer of grass and hay machinery, and its 50% stake in Gallignani S.p.A. (“Gallignani”), an Italian manufacturer of balers. The addition of the Fella and Gallignani product lines enables us to provide a comprehensive harvesting offering to our customers. The investment was financed with available cash on hand. We have accounted for the operating joint venture in accordance with Accounting Principle Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” See Note 2 to our Condensed Consolidated Financial Statements where the Laverda operating joint venture is more fully discussed.
     On September 10, 2007, we acquired Industria Agricola Fortaleza Limitada (“SFIL”), a privately owned Brazilian company, for approximately R$38.0 million (or approximately $20.0 million). SFIL is located in Ibirubá, Brazil and manufactures and distributes a line of farm implements including drills, planters, corn headers and front loaders. The addition of this line of implements will allow us to leverage the strength of our brands and our dealer networks in the South American region. The acquisition was financed with available cash on hand. The SFIL acquisition has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The results of operations for the SFIL acquisition have been included in our results of operations and balance sheet as of and from the date of acquisition. See Note 2 to our Condensed Consolidated Financial Statements where the SFIL acquisition is more fully discussed.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     Our current financing and funding sources, with balances outstanding as of September 30, 2007, are our €200.0 million (or approximately $285.3 million) principal amount 6 7/8% senior subordinated notes due 2014, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, approximately $492.7 million of accounts receivable securitization facilities (with approximately $433.5 million in outstanding funding as of September 30, 2007), and a $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of September 30, 2007). For a full description of all of our outstanding notes and facilities refer to the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2006.
     On December 4, 2006, we issued $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes due 2036 and received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.
     On June 29, 2005, we exchanged our $201.3 million of 1 3/4% convertible senior subordinated notes due

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
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
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. On July 25, 2007, the Financial Accounting Standards Board (“FASB”) directed its staff to prepare a proposed FASB Staff Position (“FSP”) that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FASB issued the proposed FSP, FSP APB 14-a, on August 31, 2007. The proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the proposed FSP would be applied retrospectively to all periods presented. If the FSP is approved by the FASB, it is likely that the interest expense related to our convertible notes will increase significantly.
     As of December 31, 2006 and September 30, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for at least 20 trading days in the 30 consecutive trading days ending December 31, 2006 and September 30, 2007, and, therefore, we classified the 1 3/4% convertible senior subordinated notes as a current liability. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. Based upon current sales prices of our common stock, it is likely that our 1 1/4% convertible senior subordinated notes will be classified as a current liability at the end of 2007. We believe it is unlikely the holders of the notes will convert the notes under the provisions of the indenture, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility, or a combination of these sources.
     On January 5, 2004, we entered into a credit facility that provided for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. We were required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). On June 29, 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. As of September 30, 2007, we had no outstanding borrowings under the credit facility. As of September 30, 2007, we had availability to borrow $291.1 million under the revolving credit facility. As of September 30, 2006, we had total borrowings of $407.1 million under the credit facility, which included $270.2 million under the United States dollar denominated term loan facility, €108.0 million (approximately $137.5 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of September 30, 2006, we had availability to borrow $292.2 million under the revolving credit facility.
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. The European facility was renewed in October 2006 and restructured so that wholesale receivables are sold through a QSPE. As of September 30, 2007, the aggregate amount of these facilities was $492.7 million. The outstanding funded balance of $433.5 million as of September 30, 2007 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
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
     In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. As of September 30, 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $90.0 million compared to approximately $124.1 million as of December 31, 2006.
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
     Cash flow provided by operating activities was $32.2 million for the first nine months of 2007 compared to cash flow provided by operating activities of $53.7 million for the first nine months of 2006. In both years, cash flow for the first nine months was impacted by cash used for seasonal working capital requirements.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $773.6 million in working capital at September 30, 2007, as compared with $685.4 million at December 31, 2006 and $926.8 million at September 30, 2006. Working capital balances as of September 30, 2007 and December 31, 2006 include the classification of the 1 3/4% convertible notes as current obligations. Accounts receivable and inventories, combined, at September 30, 2007 were $331.3 million higher than at December 31, 2006 and $229.1 million higher than at September 30, 2006. The increase was due to seasonal requirements and increases in sales and production levels compared to the prior year.
     Capital expenditures for the first nine months of 2007 were $83.6 million compared to $80.7 million for the first nine months of 2006. We anticipate that capital expenditures for the full year of 2007 will range from approximately $130 million to $140 million and will primarily be used to support our manufacturing operations, systems initiatives, and the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 27.2% at September 30, 2007 compared to 34.5% at December 31, 2006.

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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Commitments
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment with respect to liabilities for unrecognized income tax benefits. As of the adoption date of January 1, 2007, we had $12.9 million of unrecognized income tax benefits. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of January 1, 2007, we had approximately $0.8 million of accrued interest and penalties related to uncertain income tax positions. As of September 30, 2007, we had approximately $3.0 million of current accrued taxes related to uncertain tax positions connected with ongoing income tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. At this time, the settlement period for the noncurrent portion of our income tax liabilities cannot be determined; however it is not expected to be due within the next 12 months. We will include our income tax liabilities in our “Contractual Obligations” table in our Annual Report on Form 10-K for the year ended December 31, 2007.
Guarantees
     At September 30, 2007, we were obligated under certain circumstances to purchase, through the year 2010, up to $5.9 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At September 30, 2007, we guaranteed indebtedness owed to third parties of approximately $125.9 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At September 30, 2007, we had foreign currency forward contracts to buy an aggregate of approximately $369.8 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $323.0 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
Contingencies
     As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $19.5 million against our outstanding balance of Brazilian VAT taxes receivable as of September 30, 2007, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2006, in February 2006, we received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.”  See Part II, Item 1, “Legal Proceedings” for further discussion of the matter.
OUTLOOK
     Global farm equipment demand is forecasted to be improved in 2007 compared to 2006 levels due to higher commodity prices and increased farm income. Our net sales for the full year of 2007 are expected to be higher than 2006, driven primarily by stronger market conditions in South America, growth in Europe and favorable currency impacts. For the full year, we are targeting earnings improvement resulting primarily from sales growth, cost reduction efforts and lower interest costs. Our results are expected to also include spending on strategic investments including increased engineering expenses, plant restructurings, system initiatives, and new market development and distribution expenditures. Earnings growth and a focus on working capital reduction for the remainder of the year are expected to produce strong cash flow from operations.
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
FORWARD LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “General,” “Statements of Operations,” “Recent Joint Venture and Acquisition,” “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand conditions, earnings per share, net sales and income, cash flow from operations, spending on strategic initiatives, interest costs, future capital expenditures, working capital needs and currency translation, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. Changes in fair value of non-designated derivative contracts are reported in current earnings. During 2006 and 2007, we designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income, with the cumulative gain or loss subsequently reclassified into cost of goods sold during the same period as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive loss that was reclassified to net sales during the year ended December 31, 2006 was approximately $4.0 million on an after-tax basis. The amount of the gain recorded to other comprehensive loss related to the outstanding cash flow hedges as of September 30, 2007 was approximately $6.4 million. The outstanding contracts range in maturity from October of 2007 through December of 2008.
     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of September 30, 2007 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)
Australian dollar	$(44.5)	1.14	$(0.4)
Brazilian Real	327.9	1.93	15.9
British pound	29.1	0.48	(0.4)
Canadian dollar	(27.5)	1.05	(1.5)
Euro dollar	(222.6)	0.70	1.3
Japanese yen	7.3	113.78	(0.1)
Mexican peso	(12.3)	11.16	(0.2)
New Zealand dollar	(2.2)	1.31	—
Norwegian krone	(1.1)	3.33	0.7
Polish zloty	(3.0)	2.59	0.1
Russian ruble	(9.8)	25.09	(0.1)
Swedish krona	5.5	6.52	0.1

			$15.4

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the nine months ended September 30, 2007 would have increased by approximately $2.0 million.
     We had no interest rate swap contracts outstanding in the nine months ended September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

AGCO CORPORATION
Registrant

Date: November 9, 2007	/s/ Andrew H. Beck

Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)