Form 10-K
period 2007-12-31
AGCO CORP /DE
filed 2008-02-29
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

For the fiscal year ended December 31, 2007

of

AGCO CORPORATION

A Delaware Corporation
IRS Employer Identification No. 58-1960019
SEC File Number 1-12930

4205 River Green Parkway
Duluth, GA 30096
(770) 813-9200

AGCO Corporation’s Common Stock and Junior Preferred Stock purchase rights are registered pursuant to Section 12(b) of the Act and are listed on the New York Stock Exchange.

AGCO Corporation is a well-known seasoned issuer.

AGCO Corporation is required to file reports pursuant to Section 13 or Section 15(d) of the Act. AGCO Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in a definitive proxy statement, portions of which are incorporated by reference into Part III of this Form 10-K.

The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2007 was approximately $2.3 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 15, 2008, 91,611,895 shares of AGCO Corporation’s Common Stock were outstanding.

AGCO Corporation is a large accelerated filer.

AGCO Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of AGCO Corporation’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is 770-813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are the third largest manufacturer and distributor of agricultural equipment and related replacement parts in the world based on annual net sales. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and Whitetm Planters. We distribute most of our products through a combination of approximately 3,000 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

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

Products

Tractors

Our compact tractors (under 40 horsepower) are sold under the AGCO, Challenger and Massey Ferguson brand names and typically are used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40 to 100 horsepower), including two-wheel and all-wheel drive versions. We sell utility tractors primarily under the AGCO, Challenger, Fendt, Massey Ferguson and Valtra brand names. Utility tractors typically are used on small and medium-sized farms and in specialty agricultural industries, including dairies, livestock, orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100 to 570 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We sell high horsepower tractors under the AGCO, Challenger, Fendt, Massey Ferguson and Valtra brand names. Tractors accounted for approximately 68% of our net sales in 2007, 67% in 2006 and 66% in 2005.

Combines

We sell combines primarily under the Gleaner, Massey Ferguson, Fendt, Valtra and Challenger brand names. Depending on the market, our combines are sold with conventional or rotary technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, that are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 5% of our net sales in 2007, 4% in 2006 and 5% in 2005.

In September 2007, we acquired 50% of Laverda S.p.A. (“Laverda”), thereby creating an operating joint venture between AGCO and the Italian ARGO group. Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH (“Fella”), a German manufacturer of grass and hay machinery, and its 50% ownership in Gallignani S.p.A. (“Gallignani”), an Italian manufacturer of balers. The addition of the Fella and Gallignani product lines enables us to provide a comprehensive harvesting offering to our customers.

Application Equipment

We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as pre-emergence, and after crops emerge from the ground, known as post-emergence, primarily under the RoGator, Terra-Gator, Spra-Coupe and Challenger brand names. We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Application equipment accounted for approximately 4% of our net sales in 2007, 5% in 2006 and 6% in 2005.

Hay Tools and Forage Equipment, Implements and Other Products

We sell hay tools and forage equipment primarily under the Hesston, Massey Ferguson, Challenger, Fendt and AGCO brand names. Hay and forage equipment includes both round and rectangular balers, self-propelled windrowers, disc mowers, spreaders and mower conditioners and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy and horse industries.

We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include: disc harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which breaks up soil and mixes crop residue into topsoil, with or without prior discing; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes loaders, which are used for a variety of tasks including lifting and transporting hay crops. We sell implements, planters and other products primarily under the Hesston, Massey Ferguson, White Planters, Sunflower and Fendt brand names. In September 2007, we acquired Industria Agricola Fortaleza Limitada (“SFIL”), a Brazilian company located in Ibirubá, Rio Grande do Sul, Brazil that manufactures and distributes a line of farm implements including drills, planters, corn headers and front loaders. The addition of this line of implements will allow us to leverage the strength of our brands and our dealer networks in the South American region.

We provide a variety of precision farming technologies that are developed, manufactured, distributed and supported on a worldwide basis. These technologies provide farmers with the capability to enhance productivity on the farm by utilizing satellite global positioning systems, or GPS. Farmers use the Fieldstar® precision farming system to gather information such as yield data to produce yield maps for the purpose of developing application maps. Many of our tractors, combines, planters, sprayers, tillage equipment and other application equipment are equipped to employ the Fieldstar system at the customer’s option. Our SGIStm software converts a variety of agricultural data to provide application plans to enhance crop yield and productivity. Our Auto-Guide® satellite navigation system assists parallel steering to avoid the under and overlap of planting rows to optimize land use and allows for more precise farming procedures from cultivation to product application. While these products do not generate significant revenues, we believe that these products and related services are complementary and important to promote our machinery sales.

Our SisuDieseltm engines division produces diesel engines, gears and generating sets for use in Valtra tractors and certain of our other equipment and for sale to third parties. The engine division specializes in the manufacturing of off-road engines in the 50 to 450 horsepower range.

Hay tools and forage equipment, implements, engines and other products accounted for approximately 10% of our net sales in 2007, 2006 and 2005.

Replacement Parts

In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for products sold under all of our brand names. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profits and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 13% of our net sales in 2007, 14% in 2006 and 13% in 2005.

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

Europe

We market and distribute farm machinery, equipment and replacement parts to farmers in European markets through a network of approximately 1,200 independent Massey Ferguson, Fendt, Valtra and Challenger dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to the end user. In some cases, dealers carry competing or complementary products from other manufacturers. Sales in Europe accounted for approximately 57% of our net sales in 2007 and 2006 and 50% in 2005.

North America

We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 1,200 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. A portion of our RoGator and Terra-Gator sprayer brands sales are made directly to end customers, often to fertilizer and chemical suppliers. Sales in North America accounted for approximately 22% of our net sales in 2007, 24% in 2006 and 29% in 2005.

South America

We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 400 independent dealers, primarily supporting the Massey Ferguson, Valtra and Challenger brand names. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 16% of our net sales in 2007 and 12% in 2006 and 2005.

Rest of the World

Outside Europe, North America and South America, we operate primarily through a network of approximately 200 independent Massey Ferguson, Fendt, Valtra and Challenger dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. Sales outside Europe, North America and South America accounted for approximately 5% of our net sales in 2007, 7% in 2006 and 9% in 2005.

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

During 2006, we established a joint venture located in Russia for the purpose of distributing Fendt and Valtra branded equipment throughout Russia and Kazakhstan. During 2007, we became the sole owners of the joint venture by acquiring the remaining ownership interest from our Russian joint venture partners.

Parts Distribution

Parts inventories are maintained and distributed in a network of master and regional warehouses throughout North America, South America, Western Europe and Australia in order to provide timely response to customer demand for replacement parts. Our primary Western European master distribution warehouses are located in Desford, United Kingdom; Ennery, France; and Suolahti, Finland; and our North American master distribution warehouses are located in Batavia, Illinois and Kansas City, Missouri. Our South American master distribution warehouses are located in Mogi das Cruzes, Brazil; Canoas, Rio Grande do Sul, Brazil; Sumaré, São Paulo, Brazil; and Haedo, Argentina.

Dealer Support and Supervision

We believe that one of the most important criteria affecting a farmer’s decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. We provide significant support to our dealers in order to improve the quality of our dealer network. We monitor each dealer’s performance and profitability and establish programs that focus on continual dealer improvement. Our dealers generally have sales territories for which they are responsible.

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

For sales in most markets outside of the United States and Canada, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where we generated approximately 20% of our net sales in 2007, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after periods of up to 23 months that vary depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2007, 12.4% and 7.6% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 1.8% of our net sales during 2007. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are generally due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through our United States and Canadian retail finance joint ventures.

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

Europe

Our tractor manufacturing operations in Europe are located in Suolahti, Finland; Beauvais, France; and Marktoberdorf, Germany. In addition, we maintain a combine assembly facility in Randers, Denmark. The Suolahti facility produces 75 to 280 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 80 to 290 horsepower tractors marketed under the Massey Ferguson, Challenger and AGCO brand names. The Marktoberdorf facility produces 50 to 360 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson, Challenger and Fendt brand names. We also assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. As previously discussed, in September 2007, we acquired 50% of Laverda, thereby creating an operating joint venture between AGCO and the Italian ARGO group. Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. We also have a joint venture with Renault Agriculture S.A. for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais. By sharing overhead and engineering costs, this joint venture has resulted in a decrease in the cost of these components.

North America

Our manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota and Queretaro, Mexico. The Beloit facility produces tillage and seeding equipment under the Sunflower, Massey Ferguson, AGCO and Challenger brand names. The Hesston facility produces hay and forage equipment marketed under the AGCO, Hesston, Challenger and Massey Ferguson brand names, rotary combines under the Gleaner, Massey Ferguson and Challenger brand names, and planters under the AGCO, Massey Ferguson and White Planters brand names. The Jackson facility produces 270 to 570 horsepower track tractors and four-wheeled drive articulated tractors under the Challenger brand name and self-propelled sprayers primarily marketed under the RoGator, Terra-Gator and Spra-Coupe brand names. In Queretaro, we assemble tractors for distribution in the Mexican market under the Challenger and Massey Ferguson brand names.

South America

Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 220 horsepower, and industrial loader-backhoes. The tractors are sold under the Massey Ferguson and AGCO brand names. In Mogi das Cruzes, Brazil, we manufacture and assemble tractors, ranging from 50 to 180 horsepower, marketed under the Valtra, Challenger and AGCO brand names. We also manufacture diesel engines in the Mogi das Cruzes facility. We manufacture combines marketed under the Massey Ferguson, Valtra and Challenger brand names in Santa Rosa, Rio Grande do Sul, Brazil. As previously discussed, in September 2007, we acquired SFIL, a Brazilian company located in Ibirubá, Rio Grande do Sul, Brazil that manufactures and distributes a line of farm implements, including drills, planters, corn headers and front loaders.

Third-Party Suppliers

We externally source many of our products, components and replacement parts. Our production strategy is intended to minimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some of the products we distribute from third-party suppliers. We purchase standard and specialty tractors from SAME Deutz-Fahr Group S.p.A. and Carraro S.p.A. and distribute these tractors worldwide. In addition, we purchase some tractor models from licensees in Turkey and India and compact tractors from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, combines, implements and hay and forage equipment from various third-party suppliers.

In addition to the purchase of machinery, third-party companies supply us with significant components used in our manufacturing operations, such as engines and transmissions. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers has generally been favorable.

Seasonality

Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. The fourth quarter is also typically a large period for retail sales because of our customers’ year end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives.

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

We believe several key factors influence a buyer’s choice of farm equipment, including the strength and quality of a company’s dealers, the quality and pricing of products, dealer or brand loyalty, product availability, the terms of financing, and customer service. We believe that we have improved, and we continually seek to improve, in each of these areas. Our primary focus is increasing farmers’ loyalty to our dealers and overall dealer organizational quality in order to distinguish us in the marketplace. See “Marketing and Distribution” for additional information.

Engineering and Research

We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $154.9 million, or 2.3% of net sales, in 2007, $127.9 million, or 2.4% of net sales, in 2006 and $121.7 million, or 2.2% of net sales, in 2005.

Intellectual Property

We own and have licenses to the rights under a number of domestic and foreign patents, trademarks, trade names and brand names relating to our products and businesses. We defend our patent, trademark and trade and brand name rights primarily by monitoring competitors’ machines and industry publications and conducting other investigative work. We consider our intellectual property rights, including our rights to use our trade and brand names, important in the operation of our businesses. However, we do not believe we are dependent on any single patent, trademark or trade name or group of patents or trademarks, trade names or brand names. Our products are distributed under our brand names AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra® and Whitetm Planters.

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

The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us. Our SisuDiesel engine division, which specializes in the manufacturing of off-road engines in the 40 to 450 horsepower range, currently complies with Com II, Tier II and Tier III emissions requirements set by European and United States regulatory authorities. We expect to meet future emissions requirements, such as Tier 4a or Com IIIb requirements effective starting in 2011, through the introduction of new technology to the engines, as necessary.

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

Employees

As of December 31, 2007, we employed approximately 13,700 employees, including approximately 3,400 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information

Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in the “Annual Reports/10Ks” section of our website’s “Investors & Media” section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statement for the annual meeting of stockholders; and

•	Forms 3, 4 and 5

The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).

We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available in the “Corporate Governance” section of our website’s “Investors & Media” section; and

•	our Code of Ethics, which is available under the heading “Code of Ethics” in the “Corporate Governance” section of our website’s “Investors & Media” section.

In addition, in the event of any waivers of our Code of Ethics, those waivers will be available in the “Office of Ethics and Compliance” section of our website.

Executive Officers of the Registrant

The following table sets forth information as of January 31, 2008 with respect to each person who is an executive officer of the Company.

Name	Age	Positions

Martin Richenhagen	55	Chairman of the Board, President and Chief Executive Officer
Garry L. Ball	60	Senior Vice President — Engineering
Andrew H. Beck	44	Senior Vice President — Chief Financial Officer
Norman L. Boyd	64	Senior Vice President — Human Resources
David L. Caplan	60	Senior Vice President — Materials Management, Worldwide
André M. Carioba	56	Senior Vice President and General Manager, South America
Gary L. Collar	51	Senior Vice President and General Manager, EAME and EAPAC
Robert B. Crain	48	Senior Vice President and General Manager, North America
Randall G. Hoffman	56	Senior Vice President — Global Sales and Marketing
Stephen D. Lupton	63	Senior Vice President — Corporate Development and General Counsel
Hubertus M. Muehlhaeuser	38	Senior Vice President — Strategy & Integration and Information Technology; General Manager, Engines

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

Hubertus M. Muehlhaeuser has been Senior Vice President — Strategy & Integration and Information Technology since September 2005 (Information Technology responsibility was assumed in September 2006). Effective February 1, 2007, he also was named General Manager, Engines. Previously, he spent over ten years with Arthur D. Little, Ltd., an international management-consulting firm, where he was made a partner in 1999. From October 2000 to May 2005, he led that firm’s Global Strategy and Organization Practice as a member of the firm’s global management team, and was the firm’s managing director of Switzerland from April 2001 to May 2005.

Financial Information on Geographical Areas

For financial information on geographic areas, see pages 108 through 110 of this Form 10-K under the caption “Segment Reporting,” which information is incorporated herein by reference.

Item 1A.	Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, market demand, strategic investments, payment of current accrued taxes, net sales and income, restructuring and other infrequent expenses, impacts of unrecognized actuarial losses related to our pension and postretirement benefit plans, pension investments and funding, conversion features of our notes, realization of net deferred tax assets and the adoption of certain accounting changes or the fulfillment of working capital needs, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally will adversely affect us.

Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Sales of agricultural equipment generally are related to the health of the agricultural industry, which is affected by farm income, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand including crops used for renewable energies, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

The agricultural equipment industry is highly seasonal, and seasonal fluctuations significantly impact results of operations and cash flows.

The agricultural equipment business is highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. The fourth quarter is also typically a large period for retail sales because of our customers’ year end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives. In addition, farmers purchase agricultural equipment in the Spring and Fall in conjunction with the major planting and harvesting seasons. Our net sales and income from operations have historically been the lowest in the first quarter and have increased in subsequent quarters as dealers increase inventory in anticipation of increased retail sales in the third and fourth quarters.

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

The agricultural equipment business is highly competitive, particularly in North America, Europe and Latin America. We compete with several large national and international companies that, like us, offer a full line of agricultural equipment. We also compete with numerous short-line and specialty manufacturers and suppliers of farm equipment products. Our two key competitors, Deere & Company and CNH Global N.V., are substantially larger than we are and may have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. If we are unable to compete successfully against other agricultural equipment manufacturers, we could lose customers and our net sales and profitability may decline. There also can be no assurances that consumers will continue to regard our agricultural equipment favorably, due to the features and quality of our products, and we may be unable to develop new products that appeal to consumers or unable to continue to compete successfully in the agricultural equipment business. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.

Rationalization or restructuring of manufacturing facilities may cause production capacity constraints and inventory fluctuations.

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our results of operations and financial condition.

We depend on suppliers for raw materials, components and parts for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on many different suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. A significant increase in the price of any component or raw material could adversely affect our profitability. We cannot avoid exposure to global price fluctuations, such as occurred in the past with the costs of steel and related products, and our profitability depends on, among other things, our ability to raise equipment and parts prices sufficiently enough to recover any such material or component cost increases.

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

For the year ended December 31, 2007, we derived approximately $5.7 billion or 83% of our net sales from sales outside the United States. The primary foreign countries in which we do business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil and Finland. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies of the foreign countries in which we conduct business. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth and price controls.

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

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect our results of operations by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection from certain fluctuations in currency exchange and interest rates, we potentially forego the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our results of operations, cash flow or financial condition.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2007, we had approximately $155.0 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.

We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

We have a significant amount of indebtedness. As of December 31, 2007, we had total long-term indebtedness, including current portions of long-term indebtedness, of approximately $696.9 million, stockholders’ equity of approximately $2,043.0 million and a ratio of total indebtedness to equity of approximately 0.3 to 1.0. We also had short-term obligations of $180.2 million, capital lease obligations of $9.0 million, unconditional purchase or other long-term obligations of $528.9 million, and amounts funded under an accounts receivable securitization facility of $446.3 million. In addition, we had guaranteed indebtedness owed to third parties of approximately $168.4 million, primarily related to dealer and end-user financing of equipment.

Holders of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price for both notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2007, and, therefore, we classified the notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility, or a combination of these sources.

Our substantial indebtedness could have important adverse consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from introducing new products or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions; and

•	prevent us from selling additional receivables to our commercial paper conduits.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal properties as of January 31, 2008, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		164,500
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,276,500
Jackson, Minnesota	Manufacturing		596,000
Kansas City, Missouri	Parts Distribution/Warehouse	593,600
International:
Schaffhausen, Switzerland	Regional Headquarters	10,900
Stoneleigh, United Kingdom	Sales and Administrative office	85,000
Desford, United Kingdom	Parts Distribution	298,000
Beauvais, France(1)	Manufacturing		1,094,500
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing		714,500
Baumenheim, Germany	Manufacturing		474,300
Randers, Denmark	Manufacturing	126,400	143,400
Linnavuori, Finland	Manufacturing		307,300
Suolahti, Finland	Manufacturing/Parts Distribution		551,300
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		95,000
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/Manufacturing/Parts distribution		615,300
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		386,500
Mogi das Cruzes, Brazil	Manufacturing/Parts distribution		722,200
Ibirubá, Rio Grande do Sul, Brazil	Manufacturing		75,400

(1)	Includes our joint venture with GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries. Subsequently we were contacted by the DOJ regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Similar inquiries have been initiated by the Danish and French governments regarding two of our subsidiaries. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records. We are cooperating fully in these inquiries. It is not possible to predict the outcome of these inquiries or their impact, if any, on us; although if the outcomes were adverse we could be required to pay fines and make other payments as well as take appropriate remedial actions.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AG. As of the close of business on February 15, 2008, the closing stock price was $64.49, and there were 491 stockholders of record. (This number does not include stockholders who hold their stock through brokers, banks and other nominees.) The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low

2007
First Quarter	$39.19	$29.18
Second Quarter	45.12	35.96
Third Quarter	50.77	38.15
Fourth Quarter	70.78	49.22

	High	Low

2006
First Quarter	$20.99	$16.31
Second Quarter	28.53	20.66
Third Quarter	26.93	22.94
Fourth Quarter	32.93	24.61

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

The following tables present our selected consolidated financial data. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and the related notes. Our operating data and selected balance sheet data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were derived from the 2007, 2006, 2005, 2004 and 2003 Consolidated Financial Statements, which have been audited by KPMG LLP, independent registered public accounting firm. The Consolidated Financial Statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 and the reports thereon, which refer to changes in the methods of accounting for share-based payment and defined benefit pension and other postretirement plans and the method of quantifying errors in 2006, are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2007	2006(1)	2005(1)	2004(4)(5)	2003(1)
		(In millions, except per share data)

Operating Data:
Net sales	$6,828.1	$5,435.0	$5,449.7	$5,273.3	$3,495.3
Gross profit	1,191.0	927.8	933.6	952.9	616.4
Income from operations	394.8	68.9	274.7	323.5	184.3
Net income (loss)	$246.3	$(64.9)	$31.6	$158.8	$74.4
Net income (loss) per common share — diluted(3)	$2.55	$(0.71)	$0.35	$1.71	$0.98
Weighted average shares outstanding — diluted(3)	96.6	90.8	90.7	95.6	75.8

	As of December 31,
	2007	2006(1)	2005(1)	2004(4)(5)	2003
	(In millions, except number of employees)

Balance Sheet Data:
Cash and cash equivalents	$582.4	$401.1	$220.6	$325.6	$147.0
Working capital	638.4	685.4	825.8	1,045.5	755.4
Total assets	4,787.6	4,114.5	3,861.2	4,297.3	2,839.4
Total long-term debt, excluding current portion(2)	294.1	577.4	841.8	1,151.7	711.1
Stockholders’ equity	2,043.0	1,493.6	1,416.0	1,422.4	906.1
Other Data:
Number of employees	13,720	12,804	13,023	14,313	11,278

(1)	During the fourth quarter of 2006, we completed our annual impairment analysis of goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and concluded that the goodwill associated with our Sprayer business was impaired. We therefore recorded a write-down of the total amount of such goodwill of approximately $171.4 million. During the fourth quarter of 2005, we recognized a non-cash income tax charge of approximately $90.8 million related to increasing the valuation allowance for our U.S. deferred income tax assets. During 2003, we recorded restructuring and other infrequent expenses of approximately $27.6 million primarily related to the closure of our tractor manufacturing facility located in Coventry, England.

(2)	Holders of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price for both notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2007, and, therefore, we classified the notes as current liabilities. As of December 31, 2006, the closing sales price of our common stock had exceeded 120% of the conversion price for our 1 3/4%

convertible senior subordinated notes due 2033 for at least 20 trading days in the 30 consecutive trading days ending December 31, 2006, and therefore, we classified the notes as a current liability.

(3)	During the fourth quarter of 2004, we adopted the provisions of Emerging Issues Task Force No. 04-08, which required that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. We therefore included approximately 9.0 million additional shares of common stock that may have been issued upon conversion of our former 1 3/4% convertible senior subordinated notes in our diluted earnings per share calculation for the year ended December 31, 2004 and 0.2 million additional shares of common stock for the year ended December 31, 2003. On June 29, 2005, we completed an exchange of our 1 3/4% convertible senior subordinates notes for new notes that provide for settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. Dilution of weighted shares is dependent on our stock price once the market price trigger or other specified conversion circumstances are met for the excess conversion value using the treasury stock method. Our 1 1/4% convertible senior subordinated notes issued in December 2006 will also potentially impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method. For the years ended December 31, 2006 and 2005, approximately 1.2 million and 4.4 million shares, respectively, were excluded from diluted weighted average shares outstanding calculation related to the assumed conversion of our 1 3/4% convertible senior subordinates notes as the impact would have been antidilutive. See Note 1 to our Consolidated Financial Statements where this impact and the exchange are described more fully.

(4)	On January 5, 2004, we acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). The results of operations for the Valtra acquisition have been included in our Consolidated Financial Statements from the date of acquisition.

(5)	On April 7, 2004, we sold 14,720,000 shares of our common stock in an underwritten public offering and received net proceeds of approximately $300.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, RoGator®, Spra-Coupe®, Sunflower®, Terra-Gator®, Valtra®, and Whitetm Planters. We distribute most of our products through a combination of approximately 3,000 independent dealers, distributors, associates and licensees. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.6	82.9	82.9

Gross profit	17.4	17.1	17.1
Selling, general and administrative expenses	9.1	10.0	9.6
Engineering expenses	2.3	2.4	2.2
Restructuring and other infrequent expenses	—	—	—
Goodwill impairment charge	—	3.1	—
Amortization of intangibles	0.2	0.3	0.3

Income from operations	5.8	1.3	5.0
Interest expense, net	0.4	1.0	1.5
Other expense, net	0.6	0.6	0.6

Income (loss) before income taxes and equity in net earnings of affiliates	4.8	(0.3)	2.9
Income tax provision	1.6	1.4	2.7

Income (loss) before equity in net earnings of affiliates	3.2	(1.7)	0.2
Equity in net earnings of affiliates	0.4	0.5	0.4

Net income (loss)	3.6%	(1.2)%	0.6%

2007 Compared to 2006

Net income for 2007 was $246.3 million, or $2.55 per diluted share, compared to a net loss for 2006 of $64.9 million, or $0.71 per diluted share.

Our results for 2007 included the following items:

•	restructuring and other infrequent income of $2.3 million, or $0.03 per share, primarily related to a $3.2 million gain on the sale of a portion of the land, buildings and improvements of our Randers, Denmark facility for proceeds of approximately $4.4 million, partially offset by $0.9 million of charges primarily related to severance and employee relocation costs associated with the rationalization of our Valtra sales office located in France, as well as the rationalization of certain parts, sales and marketing and administrative functions in Germany.

Our results for 2006 included the following items:

•	a non-cash goodwill impairment charge of $171.4 million, or $1.81 per share, related to our Sprayer business in accordance with the provisions of Statement of Financial Standards (“SFAS”) SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”); and

•	restructuring and other infrequent expenses of $1.0 million, or $0.01 per share, primarily related to the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices.

Net sales for 2007 were approximately $1.4 billion, or 25.6%, higher than 2006 primarily due to improved industry conditions in most major global agricultural equipment markets and the positive impact of foreign currency translation. Sales growth was achieved in all of our geographic operating segments. Income from operations was $394.8 million in 2007 compared to $68.9 million in 2006. Income from operations during 2006 was negatively impacted by a $171.4 million goodwill impairment charge. The increase in income from operations and operating margins during 2007 was due primarily to sales volume growth, improved product mix and cost control initiatives.

In our Europe/Africa/Middle East operations, income from operations improved approximately $118.6 million in 2007 compared to 2006, primarily due to increased sales volumes, currency translation, a better mix of high horsepower tractors, and margin improvements achieved through higher production volumes and cost reduction initiatives. Income from operations in our South American operations increased approximately $56.1 million in 2007 compared to 2006, primarily due to sales growth resulting from stronger market conditions, primarily in the major market of Brazil, as well as margin improvement related to higher sales and production as well as cost management. In North America, income from operations increased approximately $2.1 million in 2007 compared to 2006, primarily due to higher sales as a result of improved market conditions. Our results in North America continue to be affected by the negative impacts of currency movements on products sourced from Brazil and Europe. Income from operations in our Asia/Pacific region decreased approximately $0.4 million in 2007 compared to 2006 primarily due to lower operating margins resulting from foreign currency impacts and sales mix.

Retail Sales

Worldwide industry equipment demand for farm equipment increased in 2007 in most major markets. Improved farm income driven by higher farm commodity prices have contributed to the improved demand for equipment. Farm commodity prices have been supported as a result of strong global demand and historically low inventories of commodities. Population growth, increased protein consumption in Asia, and an accelerating trend towards renewable energies have contributed to solid demand for farm commodities. In North America, industry demand increased particularly in the higher horsepower equipment segments due to higher farm income. In Europe, industry demand increased compared to the prior year due to growth in the French, U.K., Scandinavian and Central and Eastern European markets. In South America, industry demand improved due to a recovery in the Brazil and Argentina markets resulting from improved farm income in the region.

In the United States and Canada, industry unit retail sales of tractors increased approximately 1% in 2007 compared to 2006, due to increases in the high horsepower and utility tractor segments, offset by a decrease in the compact tractor segment. Industry unit retail sales of combines increased approximately 13% when compared to the prior year. Our unit retail sales of high horsepower tractors and combines in North America increased while our unit retail sales of utility and compact tractors decreased in 2007 compared to 2006 levels.

In Europe, industry unit retail sales of tractors increased approximately 4% in 2007 compared to 2006. Demand was strongest in the high horsepower segment and in the markets of Central and Eastern Europe, the United Kingdom, Scandinavia and France, which offset weaker markets in Spain, Italy and Germany. Our unit retail sales of tractors for 2007 in Europe were also higher when compared to 2006. In South America, industry unit retail sales of tractors in 2007 increased approximately 50% compared to 2006. Retail sales of tractors in the major market of Brazil increased approximately 53% during 2007. Industry unit retail sales of combines during 2007 were approximately 79% higher than the prior year, with an increase in Brazil of approximately 131% compared to the prior year. Our unit retail sales of tractors and combines in South America were also higher in 2007 compared to 2006. In other international markets, our net sales for 2007 were approximately 9.6% lower than the prior year, due to lower sales in the Middle East.

Results of Operations

Net sales for 2007 were $6,828.1 million compared to $5,435.0 million for 2006. The increase was primarily attributable to significant net sales increases in the South America and Europe/Africa/Middle East regions as well as positive currency translation impacts. Currency translation positively impacted net sales by approximately $473.3 million, primarily due to the continued strengthening of the Brazilian Real and the Euro. The following table sets forth, for the periods indicated, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due to Currency
			Change		Translation
	2007	2006	$	%	$	%

North America	$1,488.1	$1,283.8	$204.3	15.9%	$12.2	1.0%
South America	1,090.6	657.2	433.4	66.0%	101.6	15.5%
Europe/Africa/ Middle East	4,067.1	3,334.4	732.7	22.0%	342.1	10.3%
Asia/Pacific	182.3	159.6	22.7	14.2%	17.4	10.9%

	$6,828.1	$5,435.0	$1,393.1	25.6%	$473.3	8.7%

Regionally, net sales in North America increased during 2007 primarily due to higher sales of higher horsepower tractors, combines and hay equipment due to market growth in those segments. In the Europe/Africa/Middle East region, net sales increased in 2007 primarily due to sales growth in tractors and parts particularly in the markets of France, Germany, the United Kingdom, Scandinavia and Eastern and Central Europe. In South America, net sales increased during 2007 compared to 2006 primarily as a result of a recovery in the major market of Brazil, and sales growth in Argentina. In the Asia/Pacific region, net sales increased in 2007 compared to 2006 due to improved industry demand in the region. We estimate that worldwide average price increases during 2007 contributed approximately 1.5% to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 73% of our net sales in 2007, increased approximately 29% in 2007 compared to 2006. Unit sales of tractors and combines increased approximately 13% during 2007 compared to 2006. The difference between the unit sales increase and the increase in net sales was the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2007		2006
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$1,191.0	17.4%	$927.8	17.1%
Selling, general and administrative expenses	625.7	9.1%	541.7	10.0%
Engineering expenses	154.9	2.3%	127.9	2.4%
Restructuring and other infrequent (income) expenses	(2.3)	—	1.0	—
Goodwill impairment charge	—	—	171.4	3.1%
Amortization of intangibles	17.9	0.2%	16.9	0.3%

Income from operations	$394.8	5.8%	$68.9	1.3%

Gross profit as a percentage of net sales increased during 2007 as compared to 2006 primarily due to increased net sales, higher production and an improved sales mix, partially offset by negative currency impacts. Margins in North America were affected by the weak United States dollar on products imported from our European and Brazilian manufacturing facilities. Unit production of tractors and combines during 2007 was approximately 20% higher than 2006. Gross margins also benefited from productivity improvements that were achieved through purchasing initiatives, resourcing of components and labor efficiencies. We recorded approximately $1.0 million of stock compensation expense, within cost of goods sold, during 2007 in accordance with SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), as is more fully explained in Note 1 to our Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during 2007 compared to 2006 primarily as a result of higher sales volumes in 2007 and cost control initiatives. We recorded approximately $25.0 million and $3.5 million of stock compensation expense, within SG&A, during 2007 and 2006, respectively, in accordance with SFAS No. 123R, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2007 as a result of continued spending to fund product improvements and cost reduction projects.

The restructuring and other infrequent income recorded in 2007 primarily related to a $3.2 million gain on the sale of a portion of the buildings, land and improvements associated with our Randers, Denmark facility. This gain was partially offset by $0.9 million of charges primarily related to severance and employee relocation costs associated with the rationalization of our Valtra sales office located in France as well our rationalization of certain parts, sales and marketing and administrative functions in Germany. The restructuring and other infrequent expenses in 2006 primarily related to severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. See “Restructuring and Other Infrequent (Income) Expenses.”

In 2006, sales and operating income of our Sprayer business declined significantly as compared to prior years. This was primarily due to increased competition resulting from updated product offerings from our major competitors and a shift in industry demand away from our strength in the commercial application segment to the farmer-owned segment. In addition, our projections for our Sprayer business did not result in a valuation sufficient to support the carrying amount of the goodwill balance on our Consolidated Balance Sheet attributable to the Sprayer business. As a result, during the fourth quarter of 2006, we recorded a non-cash goodwill impairment charge of $171.4 million related to our Sprayer business in accordance with the provisions of SFAS No. 142. The results of our annual impairment analyses conducted as of October 1, 2007 indicated that no reduction in the carrying amount of goodwill for our other reporting units was required in 2007. Refer to “Critical Accounting Estimates” and Note 1 to our Consolidated Financial Statements for further discussion.

Interest expense, net was $24.1 million for 2007 compared to $55.2 million for 2006. The decrease was primarily due to debt refinancing as well as a reduction in debt levels from 2006. In December 2006, we issued $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes. The net proceeds received from the issuance of the notes, as well as available cash on hand, were used to repay a portion of our outstanding United States dollar and Euro denominated term loans, which carried a higher variable interest rate. In June 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans with available cash on hand. See “Liquidity and Capital Resources.”

Other expense, net was $43.4 million in 2007 compared to $32.9 million in 2006. Losses on sales of receivables primarily under our securitization facilities were $36.1 million in 2007 compared to $29.9 million in 2006. The increase during 2007 is primarily due to higher interest rates in 2007 compared to 2006.

We recorded an income tax provision of $111.4 million in 2007 compared to $73.5 million in 2006. SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), requires the establishment of a valuation allowance when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. In 2007 and 2006, our effective tax rate was negatively impacted by incurring losses in tax jurisdictions where we recorded no tax benefit. The most significant impact related to losses incurred in the United States where losses were primarily due to lower operating margins, as discussed above. At December 31, 2007 and 2006, we had gross deferred tax assets of $479.1 million and $472.5 million, respectively, including $247.8 million and $246.6 million, respectively, related to net operating loss carryforwards. At December 31, 2007 and 2006, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $315.3 million and $291.4 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark and the United States. Realization of the remaining deferred tax assets as of December 31, 2007 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 on January 1, 2007. As a result of our implementation of FIN 48, we did not recognize a material adjustment with respect to liabilities for unrecognized tax benefits. At December 31, 2007, we had approximately $22.7 million of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2007, we had approximately $14.0 million of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $1.1 million. See Note 6 to our Consolidated Financial Statements for further discussion of our adoption of FIN 48.

Equity in net earnings of affiliates was $30.4 million in 2007 compared to $27.8 million in 2006. The increase in 2007 was related to our 50% interest in the Laverda operating joint venture acquired in September 2007, as well as increased earnings in our retail finance joint ventures. As of December 31, 2007, the retail finance portfolio in our AGCO Finance joint venture in Brazil was approximately $1.1 billion. As a result of weak market conditions in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. While the joint venture currently considers its reserves for loan losses adequate, the joint venture will continue to monitor its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government.

2006 Compared to 2005

Net loss for 2006 was $64.9 million, or $0.71 per diluted share, compared to net income for 2005 of $31.6 million, or $0.35 per diluted share.

Our results for 2006 included the following items:

•	a non-cash goodwill impairment charge of $171.4 million, or $1.81 per share, related to our Sprayer business in accordance with the provisions of SFAS No. 142; and

•	restructuring and other infrequent expenses of $1.0 million, or $0.01 per share, primarily related to the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices.

Our results for 2005 included the following items:

•	a non-cash deferred income tax charge of $90.8 million, or $0.95 per share, related to increasing the valuation allowance against our United States deferred tax assets in accordance with SFAS No. 109; and

•	the redemption of our $250 million 9 1/2% senior notes due 2008 at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the notes. At the time of redemption, we recorded interest expense for the premium of approximately $11.9 million, or $0.13 per share, and approximately $2.2 million, or $0.02 per share, for the write-off of the remaining balance of the deferred debt issuance costs; and

•	the exchange of our former 1 3/4% convertible senior subordinated notes with new notes in June 2005 that resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis.

Net sales for 2006 were approximately 0.3% lower than 2005 primarily due to significant sales declines in the North America, South America and Asia/Pacific regions, primarily due to weak market demand. The decline was partially offset by sales growth in the Europe/Africa/Middle East region, particularly in Europe. Income from operations, including restructuring and other infrequent expenses and a $171.4 million goodwill impairment charge, was $68.9 million in 2006 compared to $274.7 million in 2005. In addition to the impairment charge, the decrease in income from operations was due primarily to lower operating income in the North America and Asia/Pacific regions as a result of sales declines, partially offset by improvements in our Europe/Africa/Middle East and South American regions. Operating margins declined in 2006 as a result of reduced production levels, sales declines, higher engineering expenses and negative currency impacts. Productivity improvements and favorable sales mix helped to offset a portion of the decline.

In our Europe/Africa/Middle East region, income from operations improved approximately $36.9 million in 2006 compared to 2005. The increase is the result of higher sales levels compared to 2005, particularly in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe, as well as margin improvements achieved through productivity improvements and sales mix. Income from operations in our South American region increased approximately $7.4 million in 2006 compared to 2005. This improvement was the result of higher margins. In North America, income from operations decreased approximately $54.9 million in 2006 compared to 2005 primarily due to a reduction in net sales resulting from lower dealer deliveries that led to a reduction in dealer inventory levels, as well as weaker market conditions. We estimate that dealer inventory levels in North America as of December 31, 2006 declined approximately 14% compared to end of year 2005 levels. Income from operations in our Asia/Pacific region decreased approximately $14.7 million in 2006 compared to 2005 due to lower sales and weaker market conditions in Asia, particularly in Japan, New Zealand and Australia.

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

In the United States and Canada, industry unit retail sales of tractors decreased approximately 3% in 2006 compared to 2005, resulting from declines in the compact and high horsepower tractor segments, offset by a slight increase in the utility tractor segment. Industry unit retail sales of combines decreased approximately 6% when compared to the prior year. Our unit retail sales of tractors and combines in North America also decreased compared to 2005 levels. In Europe, industry unit retail sales of tractors increased approximately 3% in 2006 compared to 2005. Retail demand improved in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe but declined in France, Italy and Finland. Our unit retail sales of tractors in Europe were higher during 2006 compared to 2005. In South America, industry unit retail sales of tractors in 2006 decreased approximately 1% compared to 2005. Retail sales of tractors in the major market of Brazil increased approximately 15% during 2006. Industry unit retail sales of combines during 2006 were 37% lower than the prior year, with a decline in Brazil of approximately 33% compared to the prior year. Our unit retail sales of tractors and combines in South America were also lower in 2006 compared to 2005. In other international markets, our net sales for 2006 were approximately 16% lower than the prior year, particularly in Asia, the Middle East, Australia and New Zealand.

Results of Operations

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

					Change due to Currency
			Change		Translation
	2006	2005	$	%	$	%

North America	$1,283.8	$1,607.8	$(324.0)	(20.2)%	$11.5	0.7%
South America	657.2	648.5	8.7	1.3%	44.9	6.9%
Europe/Africa/ Middle East	3,334.4	2,988.7	345.7	11.6%	57.4	1.9%
Asia/Pacific	159.6	204.7	(45.1)	(22.0)%	0.9	0.5%

	$5,435.0	$5,449.7	$(14.7)	(0.3)%	$114.7	2.1%

Regionally, net sales in North America decreased during 2006 primarily resulting from weaker market conditions and lower dealer deliveries, which led to a reduction in dealer inventory levels. In the Europe/Africa/Middle East region, net sales increased in 2006 primarily due to sales growth in Germany, the United Kingdom, Scandinavia and Central and Eastern Europe. In South America, net sales, excluding the impact of currency translation, decreased during 2006 compared to 2005 primarily as a result of weak market conditions in the region. In the Asia/Pacific region, net sales decreased in 2006 compared to 2005 due to decreases in industry demand in the region, particularly in Asia, Australia and New Zealand. We estimate that worldwide average price increases during 2006 contributed approximately 2% as an offset to the decrease in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 71% of our net sales in 2006, were relatively flat compared to 2005. Unit sales of tractors and combines decreased approximately 5% during 2006 compared to 2005. The difference between the unit sales decrease and change in net sales was the result of foreign currency translation, pricing and sales mix changes.

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

SG&A expenses as a percentage of net sales increased during 2006 compared to 2005 primarily as a result of the impact of lower sales volumes in 2006. The increase in SG&A expenses was primarily a result of currency translation impacts. We recorded approximately $3.5 million of stock compensation expense, within SG&A, during 2006 associated with applying the provisions of SFAS No. 123R, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2006 as a result of our increase in spending to fund product improvements and cost reduction projects.

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

In 2006, sales and operating income of our Sprayer operations declined significantly as compared to prior years. This was primarily due to increased competition resulting from updated product offerings from our major competitors and a shift in industry demand away from our strength in the commercial application segment to the farmer-owned segment. In addition, our projections for our Sprayer business did not result in a valuation sufficient to support the carrying amount of the goodwill balance on our Consolidated Balance Sheet attributable to the Sprayer business. As a result, during the fourth quarter of 2006, we recorded a non-cash goodwill impairment charge of $171.4 million related to our Sprayer operations in accordance with the provisions of SFAS No. 142. Refer to “Critical Accounting Estimates” and Note 1 to our Consolidated Financial Statements for further discussion.

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

We recorded an income tax provision of $73.5 million in 2006 compared to $151.1 million in 2005. During the fourth quarter of 2005, we recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against our United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. In 2006 and 2005, our effective tax rate was negatively impacted by incurring losses in tax jurisdictions where we recorded no tax benefit. The most significant impact related to losses incurred in the United States. In 2006, we incurred losses in the United States primarily due to lower operating margins. In 2005, we incurred losses in the United States due in part to costs associated with the second quarter redemption of our senior notes, as discussed above, as well as lower operating margins. At December 31, 2006 and 2005, we had gross deferred tax assets of $472.5 million and $429.8 million, respectively, including $246.6 million and $192.9 million, respectively, related to net operating loss carryforwards. At December 31, 2006 and 2005, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $291.4 million and $252.8 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark and the United States.

Equity in net earnings of affiliates was $27.8 million in 2006 compared to $22.6 million in 2005. The increase in 2006 was related to increased earnings in our retail finance joint ventures. As a result of weak market conditions in 2005 and 2006 in Brazil, a substantial portion of the retail finance portfolio in our AGCO Finance joint venture in Brazil has been included in a payment deferral program directed by the Brazilian government. The joint venture considered its reserves for loan losses adequate as of December 31, 2006.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

2007:
Net sales	$1,332.6	$1,711.4	$1,613.0	$2,171.1
Gross profit	219.4	297.0	307.6	367.0
Income from operations(1)	45.6	110.6	110.4	128.2
Net income(1)	24.5	63.8	76.9	81.1
Net income per common share — diluted(1)	0.26	0.67	0.80	0.82

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

2006:
Net sales	$1,169.8	$1,450.5	$1,180.9	$1,633.8
Gross profit	206.3	251.3	204.3	265.9
Income (loss) from operations(1)	43.9	82.6	32.2	(89.8)
Net income (loss)(1)	17.3	40.9	5.4	(128.5)
Net income (loss) per common share — diluted(1)	0.19	0.45	0.06	(1.41)

(1)	For 2007, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent (income) expenses of $0.0 million, $0.3 million, $(2.5) million and $(0.1) million, respectively, thereby impacting net income per common share on a diluted basis by $0.00, $0.00, $(0.03) and $0.00, respectively.

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

Recent Joint Venture and Acquisition

On September 28, 2007, we acquired 50% of Laverda for approximately €46.0 million (or approximately $65.6 million), thereby creating an operating joint venture between AGCO and the Italian ARGO group. Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella, a German manufacturer of grass and hay machinery, and its 50% stake in Gallignani, an Italian manufacturer of balers. The addition of the Fella and Gallignani product lines enables us to provide a comprehensive harvesting offering to our customers. The investment was financed with available cash on hand. We have accounted for the operating joint venture in accordance with Accounting Principle Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” See Note 2 to our Consolidated Financial Statements where the Laverda operating joint venture is more fully discussed.

On September 10, 2007, we acquired SFIL, a Brazilian company, for approximately 38.0 million Brazilian Reais (or approximately $20.0 million). SFIL is located in Ibirubá, Rio Grande do Sul, Brazil and manufactures and distributes a line of farm implements including drills, planters, corn headers and front loaders. The addition of this line of implements will allow us to leverage the strength of our brands and our dealer networks in the South American region. The acquisition was financed with available cash on hand. The SFIL acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations.” The results of operations for the SFIL acquisition have been included in our results of operations and balance sheet as of and from the date of acquisition. See Note 2 to our Consolidated Financial Statements where the SFIL acquisition is more fully discussed.

Restructuring and Other Infrequent (Income) Expenses

We recorded restructuring and other infrequent (income) expenses of $(2.3) million, $1.0 million and $0.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The income in 2007 primarily related to a $3.2 million gain on the sale of a portion of the buildings, land and improvements associated with our Randers, Denmark facility. The gain was partially offset by $0.9 million of severance, employee relocation and other facility closure costs associated with the rationalization of our Valtra sales office located in France as well as the rationalization of certain parts, sales and marketing and administrative functions in Germany. The charges in 2006 included severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. The net charges in 2005 included a $1.5 million gain on the sale of property, plant and equipment related to the completion of auctions of machinery and equipment associated with the rationalization of our Randers, Denmark combine manufacturing operations. The gain was offset by $0.8 million of employee retention payments and facility closure costs incurred associated with the Randers rationalization, as well as $0.7 million of severance, asset write-downs and other facility closure costs related to the rationalization of our Finnish tractor manufacturing, sales and parts operations. We did not record an income tax benefit or provision associated with the charges or gain relating to the Randers rationalization during 2005 and also did not record a tax provision associated with the gain on the sale of the Randers property during 2007.

Randers, Denmark rationalization

During the third quarter of 2004, we announced and initiated a plan to restructure our European combine manufacturing operations located in Randers, Denmark in order to reduce the cost and complexity of the Randers manufacturing operation by simplifying the model range and eliminating the facility’s component manufacturing operations. The facility’s component manufacturing operations ceased in February 2005. We now outsource manufacturing of the majority of parts and components to suppliers and have retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, we reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. Our plans also included a rationalization of the combine model range assembled in Randers, retaining the production of the high specification, high value combines. We achieved savings of approximately $6.6 million and an additional $2.2 million in 2005 and 2006, respectively, as a result of the rationalization. During 2004, we recorded an $8.2 million write-down of property, plant and equipment associated with the component manufacturing operations in addition to other restructuring charges incurred associated with the rationalization. During 2005, we recorded an additional $0.8 million of restructuring costs related to the rationalization, primarily related to employee retention payments and other facility closure costs. In addition, during 2005, we completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected in “Restructuring and other infrequent (income) expenses” within our Consolidated Statements of Operations. During 2007, we sold a portion of the land, buildings and improvements of the Randers facility for proceeds of approximately $4.4 million, and recorded a gain of approximately $3.2 million associated with the sale. The gain was reflected in “Restructuring and other infrequent (income) expenses” within our Consolidated Statements of Operations. As of December 31, 2005, all of the 298 employees had been terminated. The components of the restructuring expenses incurred during 2005 are summarized in Note 3 to our Consolidated Financial Statements.

Valtra European sales office rationalizations

During the second quarter of 2007, we announced the closure of our Valtra sales office located in France. The closure will result in the termination of approximately 15 employees. This closure is intended to improve our ongoing cost structure and to reduce SG&A expenses. We recorded severance and other facility closure costs of approximately $0.8 million associated with the closure during 2007. Approximately $0.3 million of severance costs had been paid as of December 31, 2007, and 5 of the employees had been terminated. The $0.5 million of severance costs accrued at December 31, 2007 are expected to be paid during 2008.

During the second quarter of 2005, we announced that we were changing our distribution arrangements for our Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, we initiated the restructuring and closure of our Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. We recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, we completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway and recorded a gain of approximately $0.2 million, which was reflected within “Restructuring and other infrequent (income) expenses” within our Consolidated Statements of Operations. During the first quarter of 2006, we recorded an additional $0.1 million of severance costs related to these closures. As of December 31, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

German sales office rationalizations

During the third quarter of 2006, we announced the closure of two of our sales offices located in Germany, one of which was a Valtra sales office. The closures resulted in the termination of seven employees. These closures were completed to improve our ongoing cost structure and to reduce SG&A expenses. We recorded severance costs of approximately $0.5 million associated with the closures during 2006. During 2007, we recorded additional severance and relocation costs of approximately $0.1 million associated with these closures. As of December 31, 2007, all of the employees had been terminated and all severance costs had been paid. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

Coventry, United Kingdom sales and administrative office rationalization

During the third quarter of 2006, we initiated the restructuring of certain parts, sales, marketing and administrative functions within our Coventry, United Kingdom location, resulting in the termination of 13 employees. We recorded severance costs of approximately $0.4 million associated with the restructuring during 2006. All employees had been terminated and all severance costs had been paid as of December 31, 2006. This rationalization was completed to improve our ongoing cost structure and to reduce SG&A expenses. This rationalization is more fully described in Note 3 to our Consolidated Financial Statements.

Valtra Finland administrative and European parts rationalizations

During the fourth quarter of 2004, we initiated the restructuring of certain administrative functions within our Finnish operations, resulting in the termination of 58 employees. During 2004, we recorded severance costs of approximately $1.4 million associated with this rationalization. During 2005, we paid approximately $0.8 million of severance costs. During 2007, we paid an additional $0.3 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.4 million of severance payments accrued at December 31, 2007 are expected to be paid through 2008. In addition, during 2005, we incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of our Valtra European parts distribution operations. These rationalizations were completed to improve our ongoing cost structure and SG&A expenses. These rationalizations are more fully described in Note 3 to our Consolidated Financial Statements.

Critical Accounting Estimates

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

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectibility of trade receivables. Our loss or write-off experience was approximately 0.1% of net sales in 2007.

Discount and Sales Incentive Allowances

We provide various incentive programs with respect to our products. These incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions, dealer incentive allowances and volume discounts. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that we do not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within our Consolidated Balance Sheet. Reserves for incentive programs that will be paid in cash, as is the case with most our volume discount programs, are recorded within “Accrued expenses” within our Consolidated Balance Sheet.

At December 31, 2007, we had recorded an allowance for discounts and sales incentives of approximately $107.9 million. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, for those sales subject to such discount programs, our reserve would increase by approximately $8.8 million as of December 31, 2007. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $8.8 million as of December 31, 2007.

Inventory Reserves

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. Determination of cost includes estimates for surplus and obsolete inventory based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory adjustments.

Deferred Income Taxes and Uncertain Income Tax Positions

We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of our projections. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we periodically assess the likelihood that our deferred tax assets will be recovered from estimated future taxable income and available tax planning strategies and determine if adjustments to the valuation allowance are appropriate. As a result of these assessments, there are certain tax jurisdictions where we do not benefit further losses. We have not benefited losses generated in the United States in 2007, 2006 or 2005. During the fourth quarter of 2005, we recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against our United States deferred tax assets. In accordance with SFAS No. 109, we assessed the likelihood that our United States deferred tax assets would be recovered from future taxable income and determined that an adjustment to the valuation allowance was appropriate. At December 31, 2007 and 2006, we had gross deferred tax assets of $479.1 million and $472.5 million, respectively, including $247.8 million and $246.6 million, respectively, related to net operating loss carryforwards. At December 31, 2007 and 2006, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $315.3 million and $291.4 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark and the United States. Realization of the remaining deferred tax assets as of December 31, 2007 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

In 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 on January 1, 2007. As a result of our implementation of FIN 48, we did not recognize a material adjustment with respect to liabilities for unrecognized tax benefits. At December 31, 2007, we had approximately $22.7 million of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2007, we had approximately $14.0 million of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $1.1 million. See Note 6 to our Consolidated Financial Statements for further discussion of our adoption of FIN 48. We maintain procedures designed to appropriately reflect uncertain income tax positions in our Consolidated Financial Statements in accordance with the provisions of FIN 48. These procedures include the evaluation of uncertainties both internally and, as necessary, externally with third party advisors.

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

In the United States, we sponsor a funded, qualified pension plan for our salaried employees, as well as a separate funded qualified pension plan for our hourly employees. Both plans are frozen, and we fund at least the minimum contributions required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code to both plans. In addition, we sponsor an unfunded, nonqualified pension plan for our executives.

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

Nature of Estimates Required.  The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions provided by management and used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

Assumptions and Approach Used.  The assumptions used in developing the required estimates include the following key factors:

• Discount rates	• Inflation
• Salary growth	• Expected return on plan assets
• Retirement rates	• Mortality rates

For the years ended December 31, 2007 and 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. pension plans by matching the projected cash flows of our plans to the Citigroup Pension Discount Curve. Prior to December 31, 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For our non-U.S. plans, we based the discount rate on comparable indices within each of those countries, such as the 15-year iBoxx AA corporate bond yield in the United Kingdom. The indices used in the United States, the United Kingdom and other countries were chosen to match our expected plan obligations and related expected cash flows. The measurement date with respect to our U.K. pension plan is September 30 of each year. The measurement date with respect to our U.S. pension plan and all other defined benefit plans is December 31 of each year. We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), as of the year ended

December 31, 2006. SFAS No. 158 will require the measurement of all defined benefit plan assets and obligations as of the date of our fiscal year end for years ending after December 15, 2008, and, therefore, the measurement date with respect to our U.K. pension plan will change upon adoption of that provision during 2008. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. pension plans represent approximately 91% of our consolidated projected benefit obligation as of December 31, 2007. If the discount rate used to determine the 2007 projected benefit obligation for our U.S. plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.1 million at December 31, 2007, and our 2008 pension expense would increase by a nominal amount. If the discount rate used to determine the 2007 projected benefit obligation for our U.S. plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.0 million, and our 2008 pension expense would decrease by a nominal amount. If the discount rate used to determine the projected benefit obligation for our U.K. plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $25.7 million at December 31, 2007, and our 2008 pension expense would increase by approximately $2.3 million. If the discount rate used to determine the projected benefit obligation for our U.K. plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $25.1 million at December 31, 2007, and our 2008 pension expense would decrease by approximately $2.3 million.

Unrecognized actuarial losses related to our pension plans were $126.9 million as of December 31, 2007 compared to $241.4 million as of December 31, 2006. The decrease in unrecognized losses between years primarily reflects increasing discount rates worldwide and gains as a result of better than expected asset returns, partially offset by currency translation. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under most of our defined benefit pension plans. For some plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2007, the average amortization period was 16 years for our U.S. pension plans, and 10 years for our non-U.S. pension plans. The estimated net actuarial loss for defined benefit pension plans that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2008 is approximately $5.6 million compared to approximately $14.9 million during the year ended December 31, 2007.

The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2007 and 2006 are as follows:

Asset Category	2007	2006

Large and small cap domestic equity securities	30%	43%
International equity securities	15%	15%
Domestic fixed income securities	19%	19%
Other investments	36%	23%

Total	100%	100%

The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2007 and 2006 are as follows:

Asset Category	2007	2006

Equity securities	47%	49%
Fixed income securities	31%	31%
Other investments	22%	20%

Total	100%	100%

All tax — qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. Our global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. Our U.S. target allocation of retirement fund investments is 35% large and small cap domestic equity securities, 15% international equity securities, 20% domestic fixed income securities and 30% invested in other investments. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 9%. In arriving at the choice of an expected return assumption of 8% for our U.S. — based plans, we have tempered this historical indicator with lower expectations for returns on equity investments in the future as well as considered administrative costs of the plans. To date, we have not invested pension funds in our own common stock, and we have no intention of doing so in the future. Our non-U.S. target allocation of retirement fund investments is 50% equity securities, 30% fixed income securities and 20% invested in other investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for our U.K. pension plan, we have tempered this historical indicator with a slightly lower expectation of future returns on equity investments as well as plan expenses.

As of December 31, 2007, we had approximately $119.2 million in unfunded or underfunded obligations related to our pension plans, due primarily to our pension plan in the United Kingdom. In 2007, we contributed approximately $37.1 million towards those obligations, and we expect to fund approximately $33.8 million in 2008. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £10.0 to £12.0 million per year (or approximately $19.9 to $23.8 million) towards that obligation for the next 11 years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations and other factors change.

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

Nature of Estimates Required.  The measurement of our obligations, costs and liabilities associated with other postretirement benefits, such as retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases and demographic experience, which may have an effect on the amount and timing of future payments.

Assumptions and Approach Used.  The assumptions used in developing the required estimates include the following key factors:

• Health care cost trends	• Inflation
• Discount rates	• Expected return on plan assets
• Retirement rates	• Mortality rates

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, and an assessment of likely long-term trends. For the years ended December 31, 2007 and 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans by matching the projected cash flows of our plans to the Citigroup Pension Discount Curve. Prior to December 31, 2006, we based the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. The index used was chosen to match our expected plan obligations and related expected cash flows. Our inflation assumption is based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

If the discount rate used to determine the 2007 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.7 million at December 31, 2007, and our 2008 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2007 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.6 million, and our 2008 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. postretirement benefit plans were $4.3 million as of December 31, 2007 compared to $3.7 million as of December 31, 2006. The increase in losses primarily reflects higher than expected medical claims during 2007 and an increase in our assumptions regarding future medical costs. These losses were partially offset by an increase in the discount rate as of December 31, 2007. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2007, the average amortization period was 14 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2008 is approximately $0.2 million, compared to approximately $0.1 million during the year ended December 31, 2007.

As of December 31, 2007, we had approximately $25.6 million in unfunded obligations related to our U.S. postretirement health and life insurance benefit plans. In 2007, we made benefit payments of approximately $2.1 million towards these obligations, and we expect to make benefit payments of approximately $2.1 million towards these obligations in 2008.

For measuring the expected postretirement benefit obligation at December 31, 2007, we assumed a 9% health care cost trend rate for 2008, decreasing 1% per year to 5% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2008 and the accumulated postretirement benefit obligation at December 31, 2007 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.2	$(0.1)
Effect on accumulated postretirement benefit obligation	$6.0	$(5.1)

Litigation

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether or not they may, when resolved, have a material adverse effect on our financial position or results of operations.

Goodwill and Indefinite-Lived Assets

SFAS No. 142 establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our initial assessment and our annual assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus the second step of the impairment is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. In addition, we combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments reported under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are not our reporting units, with the exception of our Asia/Pacific and South American geographical segments.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

We utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making our annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2007 and 2005 indicated that no reduction in the carrying amount of goodwill was required. During 2006, sales and operating income of our Sprayer operations declined significantly as compared to prior years. This was primarily due to increased competition resulting from updated product offerings from our major competitors and a shift in industry demand away from our strength in the commercial application segment to the farmer-owned segment. In addition, our projections for the Sprayer operations did not result in a valuation sufficient to support the carrying amount of the goodwill balance on our Consolidated Balance Sheet, as there was no excess fair value of the reporting unit over the amounts assigned to its assets and liabilities that could be allocated to the implied fair value of goodwill. As a result, we concluded that the goodwill associated with our Sprayer operations was impaired, and recognized a write-down of the total amount of recorded goodwill of approximately $171.4 million during the fourth quarter of 2006. The results of our analyses conducted as of October 1, 2006 associated with our other reporting units indicated that no reduction in their carrying amounts of goodwill was required.

Liquidity and Capital Resources

Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

Our current financing and funding sources, with balances outstanding as of December 31, 2007, are our $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, €200.0 million (or approximately $291.8 million) principal amount 6 7/8% senior subordinated notes due 2014, approximately $495.9 million of accounts receivable securitization facilities (with approximately $446.3 million in outstanding funding as of December 31, 2007), and a $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of December 31, 2007).

On December 4, 2006, we issued $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 and received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of our common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into our common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.1063 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require us to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014 and our 1 3/4% convertible senior subordinated notes due 2033.

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

On June 29, 2005, we exchanged our $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 for new notes which provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of our common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into our common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 31, 2010, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $17.07 per share or more than $110.00 per share. The number of additional make whole shares range from 13.2 shares per $1,000 principal amount at $17.07 per share to 0.1 shares per $1,000 principal amount at $110.00 per share for the year ended December 31, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 58.5823 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.

The impact of the exchange completed in June 2005, as discussed above, reduced the diluted weighted average shares outstanding in future periods. The initial reduction in the diluted shares was approximately 9.0 million shares but varies based on our stock price, once the market price trigger or other specified conversion circumstances have been met.

As of December 31, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 and $40.73 per share, respectively, for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2007, and, therefore, we classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility or a combination of these sources.

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

On January 5, 2004, we entered into a credit facility that provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility was June 2009. We anticipate entering into a new revolving credit facility in 2008 to replace the current revolving credit facility. We were required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). On June 29, 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. The revolving credit facility is secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrued on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2007, we had no outstanding borrowings under the multi-currency revolving credit facility. As of December 31, 2007, we had availability to borrow $291.1 million under the revolving credit facility. As of December 31, 2006, we had total borrowings of $111.4 million under the credit facility, which included $73.3 million under the United States dollar denominated term loan facility, €28.9 million (approximately $38.1 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of December 31, 2006, we had availability to borrow $292.2 million under the revolving credit facility.

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

Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. As of December 31, 2007, the aggregate amount of these facilities was $495.9 million. The outstanding funded balance of $446.3 million as of December 31, 2007 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduits.

These facilities allow us to sell accounts receivables through financing conduits, which obtain funding from commercial paper markets. Future funding under securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.

In May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. The initial transfer of wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem our $250 million 9 1/2% senior notes. As of December 31, 2007 and 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $73.3 million and $124.1 million, respectively.

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

Cash flow provided by operating activities was $504.3 million during 2007, compared to $442.2 million during 2006. Our cash flows in 2007 were higher than 2006 primarily due to higher net income in 2007 compared to 2006. In 2007 and 2006, cash flow provided by operating activities was improved by a reduction in net working capital.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $638.4 million in working capital at December 31, 2007, as compared with $685.4 million at December 31, 2006. Accounts receivable and inventories, combined, at December 31, 2007 were $158.6 million higher than at December 31, 2006. Cash on hand at December 31, 2007 was approximately $181.3 million higher than the prior year due to the increase in operating cash flow generated in 2007.

Capital expenditures for 2007 were $141.4 million compared to $129.1 million during 2006. Capital expenditures during 2007 were used to support our manufacturing operations, systems initiatives and the development and enhancement of new and existing products.

In September 2007, we made a $66.8 million investment in Laverda, an operating joint venture that manufactures harvesting equipment, and paid $20.5 million in connection with the SFIL acquisition, both of which are more fully described in “Recent Joint Venture and Acquisition” above. In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank in Brazil, as more fully described in “Related Parties” below.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 25.4% at December 31, 2007 compared to 34.5% at December 31, 2006. The decrease is primarily due to lower debt levels during 2007, partially due to the repayment of our United States dollar and Euro denominated term loans under our credit facility as described above.

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

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency forward contracts, as of December 31, 2007 are as follows (in millions):

	Payments Due by Period
			2009 to	2011 to	2013 and
	Total	2008	2010	2012	Beyond

Indebtedness	$696.9	$402.8	$0.4	$0.4	$293.3
Interest payments related to long-term debt(1)	149.3	26.2	52.4	45.4	25.3
Capital lease obligations	9.0	3.9	4.3	0.8	—
Operating lease obligations	162.1	32.1	44.0	22.9	63.1
Unconditional purchase obligations(2)	102.5	73.1	20.5	8.9	—
Other short-term and long-term obligations(3)	295.2	48.8	53.5	52.1	140.8

Total contractual cash obligations	$1,415.0	$586.9	$175.1	$130.5	$522.5

	Amount of Commitment Expiration per Period
			2009 to	2011 to	2013 and
	Total	2008	2010	2012	Beyond

Standby letters of credit and similar instruments	$8.9	$8.9	$—	$—	$—
Guarantees	168.4	160.0	8.2	0.2	—

Total commercial commitments and letters of credit	$177.3	$168.9	$8.2	$0.2	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with Laverda to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $23.6 million) through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions, whether or not connected with ongoing income tax audits in various jurisdictions in accordance with FIN 48.

Off-Balance Sheet Arrangements

Guarantees

At December 31, 2007, we were obligated under certain circumstances to purchase, through the year 2010, up to $5.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations.

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

At December 31, 2007, we guaranteed indebtedness owed to third parties of approximately $163.4 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position, as losses under such guarantees have historically been insignificant.

Other

At December 31, 2007, we had foreign currency forward contracts to buy an aggregate of approximately $531.4 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $120.2 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Foreign Currency Risk Management” for additional information.

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $21.9 million and $20.0 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2007 and 2006, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries. Subsequently we were contacted by the DOJ regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Similar inquiries have been initiated by the Danish and French governments regarding two of our subsidiaries. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records. We are cooperating fully in these inquiries. It is not possible to predict the outcome of these inquiries or their impact, if any, on us, although if the outcomes were adverse we could be required to pay fines and make other payments as well as take appropriate remedial actions.

We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Related Parties

Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in our retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, our joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to our other retail finance joint ventures and will result in the gradual elimination of our solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2007, the solvency requirement for the portfolio held by Rabobank was approximately $7.5 million.

Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. As discussed previously, at December 31, 2007 we were obligated under certain circumstances to purchase through the year 2010 up to $5.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, our retail joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, as discussed above under “Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail joint ventures. The cost of those programs is recognized at the time of sale to our dealers. In addition, as discussed above, in May 2005, we completed an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we continue to service the receivables. As of December 31, 2007 and 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $73.3 million and $124.1 million, respectively.

During 2007, 2006 and 2005, we had net sales of approximately $275.4 million, $190.9 million and $153.8 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is a member of our Board of Directors.

During 2007 and 2006, we paid license fees and purchased raw materials, including engines, totaling approximately $191.9 million and $211.3 million, respectively, from Caterpillar Inc., in the ordinary course of business. One of the members of our Board of Directors was a Group President of Caterpillar Inc. until his retirement from that position in February 2008.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation and general economic conditions.

Worldwide industry retail sales of farm equipment in 2008 are expected to increase modestly from strong 2007 levels. In North America, 2008 farm income is projected to be higher, driving increased demand in industry retail sales compared to 2007. In South America, strong demand in Brazil and Argentina is expected to produce increased industry retail sales. In Europe, industry retail demand is expected to be relatively flat with market expansion in Eastern Europe expected to continue.

Our net sales for 2008 are expected to increase compared to 2007 due to pricing, strengthening markets, market share improvement and the impact of currency translation. In 2008, projected operating margin improvement resulting from higher sales volumes and cost reduction efforts is expected to be limited by our strategic investments in the form of increased engineering expenses, a European information system initiative and new market development and distribution improvements.

Foreign Currency Risk Management

We have significant manufacturing operations in France, Germany, Brazil, and Finland, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 14 to our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

We attempt to manage our transactional foreign exchange exposure by economically hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency forward or option contracts. Our hedging policy prohibits entering into such contracts for speculative trading purposes. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian Real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. As discussed above, we use foreign currency forward contracts to economically hedge receivables and payables on our Consolidated Balance Sheet and our subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in fair value of non-designated derivative contracts are reported in current earnings. During 2007 and 2006, we designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the same period as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2007 and 2006 was approximately $4.1 million and $4.0 million, respectively, on an after-tax basis. The amount of the gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2007 and 2006 was approximately $7.7 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2007 range in maturity through December 2008.

The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of December 31, 2007 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(16.9)	1.12	$0.3
Brazilian Real	388.8	1.83	10.8
British pound	33.7	0.52	1.0
Canadian dollar	(43.2)	0.97	1.2
Euro	93.8	0.69	0.5
Japanese yen	15.0	110.83	(0.1)
Mexican peso	(19.4)	10.41	0.9
New Zealand dollar	(2.3)	1.30	—
Norwegian krone	(5.6)	5.52	(0.1)
Polish zloty	(6.5)	2.42	0.2
Russian Rouble	(12.1)	24.46	0.1
Swedish krona	(14.0)	6.45	0.1
Swiss franc	(0.1)	1.12	—

			$14.9

*	Per United States dollar

Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10.0% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2007 would have increased by approximately $3.0 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2007, 2006 and 2005.

Accounting Changes

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in a company’s consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts in a company’s consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We are required to adopt SFAS No. 141R and SFAS 160 on January 1, 2009 and are currently evaluating the impact, if any, of SFAS No. 141R and SFAS No. 160 on our Consolidated Financial Statements.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) (if, in substance, a postretirement benefit plan exists), or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, the EITF reached a consensus that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have certain insurance policies subject to the provisions of this new pronouncement, but do not believe the adoption of EITF 06-10 will have a material impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. We are required to adopt SFAS No. 159 on January 1, 2008 and do not believe the adoption of SFAS 159 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations during 2008, but do not believe the adoption of SFAS 157 will have a material impact on our consolidated results of operations or financial position.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when a company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. We have certain insurance policies subject to the provisions of this new pronouncement, but do not believe the adoption of EITF 06-4 will have a material impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated results of operations or financial position. See Note 6 of our Consolidated Financial Statements where the adoption of FIN 48 is discussed.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect our consolidated financial position.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Our adoption of EITF 06-3 did not impact the method for recording and reporting these taxes in our consolidated results of operations or financial position, as our policy is to exclude all such taxes from net sales and present such taxes in our Consolidated Statements of Operations on a net basis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risk Management” and “— Interest Rates” on pages 47 and 48 under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2007 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on pages 29 and 30 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 8, and 10, the Company changed its methods of accounting for share-based payment and defined benefit pension and other postretirement plans and its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2008

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2007	2006	2005

Net sales	$6,828.1	$5,435.0	$5,449.7
Cost of goods sold	5,637.1	4,507.2	4,516.1

Gross profit	1,191.0	927.8	933.6
Selling, general and administrative expenses	625.7	541.7	520.7
Engineering expenses	154.9	127.9	121.7
Restructuring and other infrequent (income) expenses	(2.3)	1.0	—
Goodwill impairment charge	—	171.4	—
Amortization of intangibles	17.9	16.9	16.5

Income from operations	394.8	68.9	274.7
Interest expense, net	24.1	55.2	80.0
Other expense, net	43.4	32.9	34.6

Income (loss) before income taxes and equity in net earnings of affiliates	327.3	(19.2)	160.1
Income tax provision	111.4	73.5	151.1

Income (loss) before equity in net earnings of affiliates	215.9	(92.7)	9.0
Equity in net earnings of affiliates	30.4	27.8	22.6

Net income (loss)	$246.3	$(64.9)	$31.6

Net income (loss) per common share:
Basic	$2.69	$(0.71)	$0.35

Diluted	$2.55	$(0.71)	$0.35

Weighted average number of common and common equivalent shares outstanding:
Basic	91.5	90.8	90.4

Diluted	96.6	90.8	90.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$582.4	$401.1
Accounts and notes receivable, net	766.4	677.1
Inventories, net	1,134.2	1,064.9
Deferred tax assets	52.7	36.8
Other current assets	186.0	129.1

Total current assets	2,721.7	2,309.0
Property, plant and equipment, net	753.0	643.9
Investment in affiliates	284.6	191.6
Deferred tax assets	89.1	105.5
Other assets	67.9	64.5
Intangible assets, net	205.7	207.9
Goodwill	665.6	592.1

Total assets	$4,787.6	$4,114.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$0.2	$6.3
Convertible senior subordinated notes	402.5	201.3
Accounts payable	827.1	706.9
Accrued expenses	773.2	629.7
Other current liabilities	80.3	79.4

Total current liabilities	2,083.3	1,623.6
Long-term debt, less current portion	294.1	577.4
Pensions and postretirement health care benefits	150.3	268.1
Deferred tax liabilities	163.6	114.9
Other noncurrent liabilities	53.3	36.9

Total liabilities	2,744.6	2,620.9

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2007 and 2006	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,609,895 and 91,177,903 shares issued and outstanding in 2007 and 2006, respectively	0.9	0.9
Additional paid-in capital	942.7	908.9
Retained earnings	1,020.4	774.1
Accumulated other comprehensive income (loss)	79.0	(190.3)

Total stockholders’ equity	2,043.0	1,493.6

Total liabilities and stockholders’ equity	$4,787.6	$4,114.5

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

						Accumulated Other Comprehensive Income (Loss)
						Defined		Deferred	Accumulated
			Additional			Benefit	Cumulative	Gains	Other	Total
	Common Stock		Paid-in	Retained	Unearned	Pension	Translation	(Losses) on	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Plans	Adjustment	Derivatives	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2004	90,394,292	$0.9	$893.2	$793.8	$(0.2)	$(147.3)	$(119.1)	$1.1	$(265.3)	$1,422.4
Net income	—	—	—	31.6	—	—	—	—	—	31.6	$31.6
Issuance of restricted stock	4,449	—	0.1	—	—	—	—	—	—	0.1
Stock options exercised	109,480	—	1.4	—	—	—	—	—	—	1.4
Amortization of unearned compensation	—	—	—	—	0.1	—	—	—	—	0.1
Additional minimum pension
Liability, net of taxes	—	—	—	—	—	(2.8)	—	—	(2.8)	(2.8)	(2.8)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	2.8	2.8	2.8	2.8
Change in cumulative translation adjustment	—	—	—	—	—	—	(39.6)	—	(39.6)	(39.6)	(39.6)

Balance, December 31, 2005	90,508,221	0.9	894.7	825.4	(0.1)	(150.1)	(158.7)	3.9	(304.9)	1,416.0	(8.0)

Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	13.6	—	—	—	—	—	13.6

Adjusted balance, January 1, 2006	90,508,221	0.9	894.7	839.0	(0.1)	(150.1)	(158.7)	3.9	(304.9)	1,429.6
Net loss	—	—	—	(64.9)	—	—	—	—	—	(64.9)	(64.9)
Issuance of restricted stock	8,832	—	0.2	—	—	—	—	—	—	0.2
Stock options exercised	660,850	—	10.8	—	—	—	—	—	—	10.8
Stock compensation	—	—	3.3	—	—	—	—	—	—	3.3
Reclassification due to the adoption of SFAS No. 123R	—	—	(0.1)	—	0.1	—	—	—	—	—
Additional minimum pension liability, net of taxes	—	—	—	—	—	6.6	—	—	6.6	6.6	6.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	0.1	0.1	0.1	0.1
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	(2.0)	(2.0)	(2.0)	(2.0)
Adjustment related to the adoption of SFAS No. 158, net of taxes	—	—	—	—	—	(26.8)	—	—	(26.8)	(26.8)
Change in cumulative translation adjustment	—	—	—	—	—	—	136.7	—	136.7	136.7	136.7

Balance, December 31, 2006	91,177,903	0.9	908.9	774.1	—	(170.3)	(22.0)	2.0	(190.3)	1,493.6	76.5

Net income	—	—	—	246.3	—	—	—	—	—	246.3	246.3
Issuance of restricted stock	6,346	—	0.2	—	—	—	—	—	—	0.2
Stock options and SSARs exercised	425,646	—	8.0	—	—	—	—	—	—	8.0
Stock compensation	—	—	25.6	—	—	—	—	—	—	25.6
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	—	1.4	—	—	1.4	1.4	1.4
Net actuarial gain arising during year	—	—	—	—	—	71.1	—	—	71.1	71.1	71.1
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	—	0.1	—	—	0.1	0.1	0.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	—	10.6	—	—	10.6	10.6	10.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	7.7	7.7	7.7	7.7
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	(4.4)	(4.4)	(4.4)	(4.4)
Change in cumulative translation adjustment	—	—	—	—	—	—	182.8	—	182.8	182.8	182.8

Balance, December 31, 2007	91,609,895	$0.9	$942.7	$1,020.4	$—	$(87.1)	$160.8	$5.3	$79.0	$2,043.0	$515.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$246.3	$(64.9)	$31.6

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	115.6	98.6	89.4
Deferred debt issuance cost amortization	4.7	6.4	7.2
Goodwill impairment charge	—	171.4	—
Amortization of intangibles	17.9	16.9	16.5
Stock compensation	25.7	3.5	0.2
Equity in net earnings of affiliates, net of cash received	(3.5)	(8.8)	(14.5)
Deferred income tax provision	2.5	10.6	107.9
Gain on sale of property, plant and equipment	(2.9)	(0.8)	(3.0)
Write-down of property, plant and equipment	—	0.3	0.3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(3.0)	32.5	103.6
Inventories, net	10.7	66.2	(42.1)
Other current and noncurrent assets	(41.4)	(26.5)	(22.3)
Accounts payable	54.1	55.1	39.8
Accrued expenses	86.4	44.3	(44.6)
Other current and noncurrent liabilities	(8.8)	37.4	(23.7)

Total adjustments	258.0	507.1	214.7

Net cash provided by operating activities	504.3	442.2	246.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(141.4)	(129.1)	(88.4)
Proceeds from sales of property, plant and equipment	6.0	3.9	10.5
(Purchase)/sale of businesses, net of cash acquired	(17.8)	—	0.4
Investments in unconsolidated affiliates, net	(68.0)	(2.9)	(23.4)
Other	(2.7)	—	—

Net cash used in investing activities	(223.9)	(128.1)	(100.9)

Cash flows from financing activities:
Proceeds from debt obligations	208.8	538.2	670.2
Repayments of debt obligations	(329.5)	(708.2)	(901.1)
Proceeds from issuance of common stock	8.2	10.8	1.4
Payment of debt issuance costs	(0.3)	(4.9)	—

Net cash used in financing activities	(112.8)	(164.1)	(229.5)

Effects of exchange rate changes on cash and cash equivalents	13.7	30.5	(20.9)

Increase (decrease) in cash and cash equivalents	181.3	180.5	(105.0)
Cash and cash equivalents, beginning of year	401.1	220.6	325.6

Cash and cash equivalents, end of year	$582.4	$401.1	$220.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: AGCO®, Challenger®, Fendt®, Gleaner®, Hesston®, Massey Ferguson®, RoGator®, Spra-Coupe®, Sunflower®,Terra-Gator®, Valtra® and Whitetm Planters. The Company distributes most of its products through a combination of approximately 3,000 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

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

Joint Ventures

The Company analyzed the provisions of FIN 46R as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA. GIMA was established in 1994 between AGCO and Renault Agriculture S.A. (“Renault”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture and had an original investment of approximately $4.8 million in the joint venture. GIMA has no third-party debt obligations. The equity interest of Renault is reported as a minority interest, included in “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2007 and 2006.

On May 25, 2006, the Company established AGCO SM Group, a joint venture located in Russia between AGCO and Sibmashholding, Co. Ltd., for the purpose of distributing Fendt and Valtra branded equipment throughout Russia and Kazakhstan. At that time, the Company had a 51% ownership in the joint venture and had an original investment of less than $0.1 million in the joint venture. In October 2007, the Company became the sole owners of the joint venture by acquiring the remaining ownership interest from Sibmashingholding, Co. Ltd. and then subsequently changed the name of the entity to AGCO Machinery LLC. The results of operations for AGCO Machinery LLC have been included in the Company’s Consolidated Financial Statements as of and from the date of the Company’s acquisition of the remaining ownership interest.

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. Payment terms vary by market and product with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dealer, distributor or third-party carrier. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title are those enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program. See “Accounts and Notes Receivable” for further discussion.

In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer. If not already paid by the dealer in the United States and Canada, installment payments are required generally beginning seven to 13 months after shipment with the remaining outstanding equipment balance generally due within 12 to 18 months of shipment. Interest generally is charged on the outstanding balance six to 18 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment with terms for some larger seasonal stock orders generally requiring payment within six months of shipment.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into United States currency in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories, deferred income tax valuation allowances, intangible assets and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty obligations, product liability and workers’ compensation obligations, and pensions and postretirement benefits.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SEC Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment, sometimes referred to as the “rollover” method, and a balance sheet focused assessment, sometimes referred to as the “iron curtain” method. The guidance in SAB 108 was required to be adopted during the Company’s year ended December 31, 2006. The transition provisions of SAB 108 permitted a company to adjust opening retained earnings for the cumulative effect of immaterial errors related to prior years deemed to be material if corrected in the current year.

Prior to 2006, the Company has evaluated uncorrected misstatements utilizing the “rollover” method. In connection with the implementation of SAB 108, in applying the “iron curtain” method, the Company identified two types of uncorrected misstatements that it previously determined were not material to prior years under the rollover method. Under the iron curtain method, these items were deemed to be material to the Company’s financial statements for the year ended December 31, 2006, and, therefore, the Company recorded an adjustment to increase its opening retained earnings balance as of January 1, 2006, by approximately $13.6 million, net of taxes, in accordance with the implementation of SAB 108. Those misstatements consisted of:

	Cumulative
	Adjustment, Net of
Description	Taxes	Nature and Timing of Differences

Excess reserves	$10,899	This adjustment primarily related to provisions for reserves that were determined to be in excess of amounts required for previous periods. This misstatement had accumulated over several years and substantially all of the excess amounts had ceased accumulating as of December 31, 2001. The provisions primarily related to medical and general insurance reserves, warranty reserves and legal and non-income tax related contingencies.

Under capitalization of parts inventory volume and purchase-related variances	2,682	This adjustment resulted from the Company’s non-GAAP policy in North America prior to 2006 to expense certain volume and purchase related variances with respect to parts inventory.

	$13,581

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2007 and 2006 of $466.2 million and $273.5 million, respectively, consisted primarily of overnight repurchase agreements with financial institutions.

Accounts and Notes Receivable

Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company’s terms of sale generally range from one to 12 months and are not contingent upon the sale of the equipment by the dealer or distributor to a retail

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase a dealer or distributor’s unsold inventory, including inventory for which the receivable has already been paid.

For sales in most markets outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where approximately 20% of the Company’s net sales were generated in 2007, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2007, 12.4% and 7.6% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 1.8% of our net sales during 2007. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North America to its United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through the United States and Canadian retail finance joint ventures.

The Company provides various incentive programs with respect to its products. These incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions, dealer incentive allowances and volume discounts. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer Including a Reseller of the Vendor’s Products,” due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheet. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheet.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2007 and 2006 were as follows (in millions):

	2007	2006

Sales incentive discounts	$107.9	$82.6
Doubtful accounts	34.5	37.7

	$142.4	$120.3

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2007 and 2006, the Company had recorded $96.7 million and $84.7 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”

Inventories, net at December 31, 2007 and 2006 were as follows (in millions):

	2007	2006

Finished goods	$391.7	$468.7
Repair and replacement parts	361.1	331.9
Work in process	88.3	59.8
Raw materials	293.1	204.5

Inventories, net	$1,134.2	$1,064.9

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment, net at December 31, 2007 and 2006 consisted of the following (in millions):

	2007	2006

Land	$59.4	$53.4
Buildings and improvements	301.4	259.4
Machinery and equipment	941.0	768.2
Furniture and fixtures	174.6	142.9

Gross property, plant and equipment	1,476.4	1,223.9
Accumulated depreciation and amortization	(723.4)	(580.0)

Property, plant and equipment, net	$753.0	$643.9

Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are not its reporting units, with the exception of its Asia/Pacific and South American geographical segments.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2007 and 2005 indicated that no reduction in the carrying

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of goodwill was required. During 2006, sales and operating income of the Company’s Sprayer operations declined significantly as compared to prior years. This was primarily due to increased competition resulting from updated product offerings from the Company’s major competitors and a shift in industry demand away from our strength in the commercial application segment to the farmer-owned segment. In addition, the Company’s projections for the Sprayer operations did not result in a valuation sufficient to support the carrying amount of the goodwill balance on the Company’s Consolidated Balance Sheet, as there was no excess fair value of the reporting unit over the amounts assigned to its assets and liabilities that could be allocated to the implied fair value of goodwill. As a result, the Company concluded that the goodwill associated with its Sprayer operations was impaired, and recognized a write-down of the total amount of recorded goodwill of approximately $171.4 million during the fourth quarter of 2006. The results of the Company’s analyses conducted as of October 1, 2006 associated with its other reporting units indicated that no reduction in their carrying amounts of goodwill was required.

Changes in the carrying amount of acquired intangible assets during 2007 and 2006 are summarized as follows (in millions):

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Gross carrying amounts:
Balance as of December 31, 2005	$32.7	$81.5	$45.1	$159.3
Foreign currency translation	0.2	8.1	5.0	13.3

Balance as of December 31, 2006	32.9	89.6	50.1	172.6
Acquisition	0.4	—	—	0.4
Foreign currency translation	0.1	13.4	5.1	18.6

Balance as of December 31, 2007	$33.4	$103.0	$55.2	$191.6

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Accumulated amortization:
Balance as of December 31, 2005	$4.8	$17.7	$13.5	$36.0
Amortization expense	1.2	8.6	7.1	16.9
Foreign currency translation	—	2.0	1.9	3.9

Balance as of December 31, 2006	6.0	28.3	22.5	56.8
Amortization expense	1.2	9.6	7.1	17.9
Foreign currency translation	—	4.7	2.7	7.4

Balance as of December 31, 2007	$7.2	$42.6	$32.3	$82.1

Trademarks and
Tradenames

Indefinite-lived intangible assets:
Balance as of December 31, 2005	$88.2
Foreign currency translation	3.9

Balance as of December 31, 2006	92.1
Foreign currency translation	4.1

Balance as of December 31, 2007	$96.2

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years. The acquired intangible assets have a weighted average useful life as follows:

Weighted-Average
Intangible Asset	Useful Life

Trademarks and tradenames	30 years
Technology and patents	7 years
Customer relationships	10 years

For the years ended December 31, 2007, 2006 and 2005, acquired intangible asset amortization was $17.9 million, $16.9 million and $16.5 million, respectively. The Company estimates amortization of existing intangible assets will be $18.9 million for 2008, $18.8 million for 2009, $18.8 million for 2010, $11.3 million for 2011 and $11.3 million for 2012.

In accordance with SFAS No. 142, the Company determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in over 140 countries worldwide, making it one of the most widely sold tractor brands in the world. The Company has also identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. Valtra and Valmet are used interchangeably in the marketplace today and Valtra is recognized to be the tractor line of the Valmet name. The Valtra brand is currently sold in approximately 50 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

Changes in the carrying amount of goodwill during the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in millions). See Note 2 for further information regarding adjustments related to income taxes:

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated

Balance as of December 31, 2004	$165.5	$120.8	$444.3	$730.6
Acquisitions	8.5	—	(3.8)	4.7
Foreign currency translation	—	16.2	(54.8)	(38.6)

Balance as of December 31, 2005	174.0	137.0	385.7	696.7
Adjustments related to income taxes	—	(3.1)	13.4	10.3
Impairment of goodwill	(170.9)	—	(0.5)	(171.4)
Foreign currency translation	—	12.5	44.0	56.5

Balance as of December 31, 2006	3.1	146.4	442.6	592.1
Acquisitions	—	7.5	—	7.5
Adjustments related to income taxes	—	—	(7.9)	(7.9)
Foreign currency translation	—	29.8	44.1	73.9

Balance as of December 31, 2007	$3.1	$183.7	$478.8	$665.6

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

During 2007, 2006 and 2005, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Under SFAS No. 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Accrued Expenses

Accrued expenses at December 31, 2007 and 2006 consisted of the following (in millions):

	2007	2006

Reserve for volume discounts and sales incentives	$157.2	$134.7
Warranty reserves	152.5	125.3
Accrued employee compensation and benefits	176.1	144.3
Accrued taxes	152.7	106.1
Other	134.7	119.3

	$773.2	$629.7

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in millions):

	2007	2006	2005

Balance at beginning of the year	$136.9	$122.8	$135.0
Accruals for warranties issued during the year	148.5	124.5	126.0
Settlements made (in cash or in kind) during the year	(129.9)	(117.6)	(128.1)
Foreign currency translation	11.6	7.2	(10.1)

Balance at the end of the year	$167.1	$136.9	$122.8

The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $14.6 million and $11.6 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheet as of December 31, 2007 and 2006, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Incentive Plans

Stock Compensation Expense

During the first quarter of 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During 2007 and 2006, the Company recorded approximately $26.0 million and $3.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. Refer to Note 10 for additional information regarding the Company’s stock incentive plans that were in place during 2007 and 2006. During 2005, the Company recorded approximately $0.4 million of stock compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock compensation expense was recorded as follows (in millions):

	Years Ended
	December 31,
	2007	2006	2005

Cost of goods sold	$1.0	$0.1	$—
Selling, general and administrative expenses	25.0	3.5	0.4

Total stock compensation expense	$26.0	$3.6	$0.4

Proforma disclosure under SFAS No. 123 for 2005

Prior to the adoption of SFAS No. 123R, the Company accounted for all stock-based compensation awarded under its former Non-employee Director Incentive Plan (the “Director Plan”), Long-Term Incentive Plan (the “LTIP”) and Stock Option Plan (the “Option Plan”) as prescribed under APB No. 25, and provided the disclosures required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). As discussed further in Note 10, the LTIP and Director Plan were terminated in December 2005. APB No. 25 required no recognition of compensation expense for options granted under the Option Plan as long as certain conditions were met. There was no compensation expense recorded under APB No. 25 for the Option Plan during 2005. APB No. 25 required recognition of compensation expense under the Director Plan and the LTIP at the time the award was earned. No awards were earned under the Director Plan or the LTIP during 2005. There were no grants under the Option Plan during the years ended December 31, 2007, 2006 and 2005. For disclosure purposes only, under SFAS No. 123, the Company estimated the fair value of grants under the Option Plan using the Black-Scholes option pricing model and the Barrier option model for awards granted under the Director Plan and the LTIP. Based on these models, the weighted average fair value of options granted under the Option Plan and the weighted average

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of awards granted under the Director Plan and the LTIP for the year ended December 31, 2005 were as follows:

Director Plan	$12.93
LTIP	15.05
Option Plan	—
Weighted average assumptions under Black-Scholes and Barrier option models:
Expected life of awards (years)	4.4
Risk-free interest rate	4.0%
Expected volatility	41.9%
Expected dividend yield	—

The fair value of the grants and awards are amortized over the vesting period for stock options and awards earned under the Director Plan and the LTIP and over the performance period for unearned awards under the Director Plan and the LTIP. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 (in millions, except per share data):

Year Ended
December 31,
2005

Net income, as reported	$31.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17.6)

Pro forma net income	$14.2

Earnings per share:
Basic — as reported	$0.35

Basic — pro forma	$0.16

Diluted — as reported	$0.35

Diluted — pro forma	$0.16

The 2005 pro forma earnings per share included the impact of the cancellation of awards under the Director Plan and the LTIP in December 2005 (Note 10).

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 totaled approximately $52.5 million, $39.8 million and $35.8 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in selling, general and administrative expenses in the amount of $22.5 million, $19.8 million and $18.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in millions):

	2007	2006	2005

Interest expense	$50.5	$71.4	$96.0
Interest income	(26.4)	(16.2)	(16.0)

	$24.1	$55.2	$80.0

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

Net Income (Loss) Per Common Share

The computation, presentation and disclosure requirements for income (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share assumes exercise of outstanding stock options, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.

The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method (Note 7). A reconciliation of net income (loss) and weighted

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average common shares outstanding for purposes of calculating basic and diluted income (loss) per share during the years ended December 31, 2007, 2006 and 2005 is as follows (in millions, except per share data):

	2007	2006	2005

Basic net income (loss) per share:
Net income (loss)	$246.3	$(64.9)	$31.6

Weighted average number of common shares outstanding	91.5	90.8	90.4

Basic net income (loss) per share	$2.69	$(0.71)	$0.35

Diluted net income (loss) per share:
Net income (loss)	$246.3	$(64.9)	$31.6

Weighted average number of common shares outstanding	91.5	90.8	90.4
Dilutive stock options, performance share awards and restricted stock awards	0.3	—	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	4.8	—	—

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted income (loss) per share	96.6	90.8	90.7

Diluted net income (loss) per share	$2.55	$(0.71)	$0.35

Stock options and stock-settled stock appreciation rights (“SSARs”) to purchase 0.1 million shares for the year ended December 31, 2006 and stock options to purchase 0.5 million for the year ended December 31, 2005 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidulitve impact. In addition, the weighted average common shares outstanding for purposes of computing diluted net loss per share for the year ended December 31, 2006 do not include the assumed conversion of the Company’s 1 3/4% convertible senior subordinated notes or the impact of dilutive stock options and SSARs, as the impact would have been antidilutive. The weighted average common shares outstanding for purposes of computing diluted net loss per share for the year ended December 31, 2005 do not include the assumed conversion of the Company’s 1 3/4% convertible senior subordinated notes as the impact would have been antidilutive. The number of shares excluded from the weighted average common shares outstanding for the years ended December 31, 2006 and 2005 was approximately 1.2 million shares and 4.4 million shares, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in its Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2007, 2006 and 2005 are as follows (in millions):

	2007
	Before-Tax	Income	After-Tax
	Amount	Taxes	Amount

Defined benefit pension plans	$116.6	$(33.4)	$83.2
Unrealized gain on derivatives	11.4	(3.7)	7.7
Unrealized loss on derivatives held by affiliates	(4.4)	—	(4.4)
Foreign currency translation adjustments	182.8	—	182.8

Total components of other comprehensive income	$306.4	$(37.1)	$269.3

	2006
	Before-Tax	Income	After-Tax
	Amount	Taxes	Amount

Additional minimum pension liability	$7.8	$(1.2)	$6.6
Unrealized gain on derivatives	0.1	—	0.1
Unrealized loss on derivatives held by affiliates	(2.0)	—	(2.0)
Foreign currency translation adjustments	136.7	—	136.7

Total components of other comprehensive income	142.6	$(1.2)	$141.4

	2005
	Before-Tax	Income	After-Tax
	Amount	Taxes	Amount

Additional minimum pension liability	$(3.2)	$0.4	$(2.8)
Unrealized gain on derivatives held by affiliates	4.7	(1.9)	2.8
Foreign currency translation adjustments	(39.6)	—	(39.6)

Total components of other comprehensive loss	$(38.1)	$(1.5)	$(39.6)

Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2007, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $293.3 million, $624.4 million and $347.7 million, respectively, compared to their carrying values of $291.8 million, $201.3 million and $201.3 million, respectively. At December 31, 2006, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $274.2 million, $307.3 million and $199.5 million, respectively, compared to their carrying values of $264.0 million, $201.3 million and $201.3 million, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company enters into foreign currency forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. The Company also enters into foreign currency option contracts designated as cash flow hedges of expected sales. At December 31, 2007 and 2006, the Company had foreign currency contracts outstanding with gross notional amounts of $657.1 million and $356.5 million, respectively. The Company had unrealized gains of approximately $14.9 million and $1.2 million, respectively, on foreign currency contracts at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, approximately $3.5 million and $1.1 million, respectively, of the unrealized gains were reflected in the Company’s results of operations, as the gains related to forward contracts. A majority of the Company’s foreign currency contracts are forward contracts that do not subject the Company’s results of operations to significant risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The remaining $11.4 million and $0.1 million of unrealized gains as of December 31, 2007 and 2006, respectively, were reflected in other comprehensive income (loss).

During 2007 and 2006, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of sales as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded to other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2007 and 2006 was approximately $4.1 million and $4.0 million, respectively, on an after-tax basis. The amount of the gain recorded in other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2007 and 2006 was approximately $7.7 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts range in maturity through December 2008.

The notional amounts of foreign exchange forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant. The Company’s hedging policy prohibits it from entering into any foreign currency derivative contracts for speculative trading purposes.

Accounting Changes

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in a company’s consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on a company’s consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company is required to adopt SFAS No. 141R and SFAS 160 on January 1, 2009 and is currently evaluating the impact, if any, of SFAS No. 141R and SFAS No. 160 on its Consolidated Financial Statements.

In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) (if, in substance, a postretirement benefit plan exists), or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, the EITF reached a consensus that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company has certain insurance policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-10 will have a material impact on its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The Company is required to adopt SFAS No. 159 on January 1, 2008 but does not believe the adoption of SFAS No. 159 will have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial position and results of operations.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has certain insurance policies subject to the provisions of this new pronouncement, but does not believe the adoption of EITF 06-4 will have a material impact on its consolidated results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated results of operations or financial position. See Note 6 where the adoption of FIN 48 is discussed.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS No. 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on the Company’s consolidated financial position.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer; such as sales taxes, use taxes, value-added taxes and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 by the Company did not impact the method for recording and reporting these taxes in the Company’s consolidated results of operations or financial position, as the Company’s policy is to exclude all such taxes from net sales and present such taxes in its Consolidated Statements of Operations on a net basis.

2.	Acquisitions and Joint Venture

On September 28, 2007, the Company acquired 50% of Laverda S.p.A. (“Laverda”) for approximately €46.0 million (or approximately $65.6 million), thereby creating an operating joint venture between the Company and the Italian ARGO group. Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH (“Fella”), a German manufacturer of grass and hay machinery, and its 50% stake in Gallignani S.p.A. (“Gallignani”), an Italian manufacturer of balers. The addition of the Fella and Gallignani product lines enables the Company to provide a comprehensive harvesting offering to its customers. The investment was financed with available cash on hand. The Company has accounted for the operating joint venture in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). In accordance with APB No. 18, the Company identified approximately $17.6 million of goodwill and $12.9 million of other identifiable intangible assets as the Company’s investment was greater than the preliminary estimate of the fair value of the underlying equity in the net assets received. The goodwill and intangible asset balances are included in the recorded balance of the “Investments in Affiliates” line of the Company’s Consolidated Balance Sheet. The amortization of the other identifiable intangible assets is included in the Company’s share of its earnings or losses from its investment within the “Equity in net earnings of affiliates” line item of the Company’s Consolidated Statements of Operations. In addition, the Company allocated approximately $28.2 million of its investment as an addition to the joint venture’s property, plant and equipment to reflect land, buildings, and machinery and equipment at their preliminary respective fair values as compared to their historical net book values. The depreciation expense associated with the increase in

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded amounts with respect to property, plant and equipment is also included in the Company’s share of its earnings or losses from its investment. The investment balance as of December 31, 2007 includes transaction costs and related fees incurred during 2007. The acquired other identifiable assets are summarized in the following table (in millions):

		Weighted-Average
Intangible Asset	Amount	Useful Life

Tradenames	$4.3	Indefinite
Technology and patents	0.8	5 years
Distribution network	7.8	17 years

	$12.9

The Company determined that the Laverda and Fella tradenames have an indefinite useful life. The Laverda tradename has been in existence since 1890 and is currently sold in over 35 countries worldwide. The Fella tradename has been in existence since 1918. Both the Laverda brand and the Fella brand are primary product lines of the Company’s Laverda operating joint venture and the joint venture partners plan to use these tradenames for an indefinite period of time. The joint venture partners plan to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the joint venture partners are aware of that they believe would limit the useful lives of the tradenames. The Laverda and Fella tradename registrations can be renewed at a nominal cost in the countries in which the operating joint venture operates.

On September 10, 2007, the Company acquired Industria Agricola Fortaleza Limitada (“SFIL”), a Brazilian company, for approximately 38.0 million Brazilian Reais (or approximately $20.0 million). In accordance with the purchase agreement, cash of approximately 5.2 million Brazilian Reais (or approximately $2.7 million) was placed in escrow on the date of acquisition. This portion of the purchase price was established to fund certain disclosed contingent obligations and to compensate the Company for potential customer bad debt losses. The escrowed funds are reflected within “Other current assets” and “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2007. SFIL is located in Ibirubá, Rio Grande do Sul, Brazil and manufactures and distributes a line of farm implements, including drills, planters, corn headers and front loaders. The acquisition was financed with available cash on hand. The SFIL acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The results of operations for the SFIL acquisition have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The Company recorded approximately $7.5 million of goodwill and approximately $0.4 million for an identifiable intangible asset, the SFIL tradename, associated with the acquisition. The acquired intangible asset has a useful life of approximately five years. The net assets acquired include transaction costs and related fees incurred during 2007.

On January 5, 2004, the Company acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company, for €604.6 million, net of approximately €21.4 million cash acquired (or approximately $760 million, net). Valtra is a global tractor and off-road engine manufacturer in the Nordic region of Europe and Latin America. The Company recorded approximately $358.4 million of goodwill associated with the acquisition. At the date of acquisition, there were two components of tax-deductible goodwill specifically related to the operations of Valtra Finland. The first component of tax deductible goodwill of approximately $201.1 million relates to goodwill for financial reporting purposes, and this asset will generate deferred income taxes in the future as the asset is amortized for income tax purposes. The second component of tax-deductible goodwill of approximately $157.7 million relates to tax deductible goodwill in excess of goodwill for financial reporting purposes. The tax benefits associated with this excess

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be applied to reduce the amount of goodwill for financial reporting purposes in the future, if and when such tax benefits are realized for income tax return purposes. During 2006, the Company recorded additional goodwill of approximately €17.7 million (or approximately $23.3 million as of December 31, 2006) associated with the reallocation of certain intangible assets to goodwill for income tax purposes in Finland as well as additional pre-acquisition income tax contingencies identified at a Valtra European sales office. During 2007, the Company recorded a reduction of goodwill of approximately €0.1 million (or approximately $0.2 million as of December 31, 2007) associated with the utilization of certain tax losses during 2007 of certain Valtra European sales offices. During 2007 and 2006, the Company realized approximately $7.7 million and $9.9 million, respectively, in tax benefits associated with the excess tax basis deductible goodwill, thus resulting in reductions of goodwill for financial reporting purposes.

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

3.	Restructuring and Other Infrequent (Income) Expenses

The Company recorded restructuring and other infrequent (income) expenses of $(2.3) million, $1.0 million and $0.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The income in 2007 primarily related to a $3.2 million gain on the sale of a portion of the buildings, land and improvements associated with the Company’s Randers, Denmark facility. The gain was partially offset by $0.9 million of severance, employee relocation and other facility closure costs associated with the rationalization of the Company’s Valtra sales office located in France as well as the rationalization of certain parts, sales and marketing and administrative functions in Germany. The charges in 2006 included severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom. The net charges in 2005 included a $1.5 million gain on the sale of property, plant and equipment related to the completion of auctions of machinery and equipment associated with the rationalization of the Randers, Denmark combine manufacturing operations. The gain was offset by $0.8 million of employee retention payments and facility closure costs incurred associated with the Randers rationalization, as well as $0.7 million of severance and other facility closure costs related to the rationalization of the Company’s Finnish tractor manufacturing, sales and parts operations. The Company did not record an income tax benefit or provision associated with the charges or gain relating to the Randers rationalization during 2005 and also did not record a tax provision associated with the gain on the sale of the Randers property during 2007.

Randers, Denmark rationalization

During the third quarter of 2004, the Company announced and initiated a plan to restructure its European combine manufacturing operations located in Randers, Denmark in order to reduce the cost and complexity of the Randers manufacturing operation by simplifying the model range and eliminating the facility’s component manufacturing operations. The facility’s component manufacturing operations ceased in February 2005. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. By retaining only the facility assembly operations, the Company reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. The plans also included a rationalization of the combine model range assembled in Randers, retaining the production of the high specification, high value combines. During 2004, the Company recorded an $8.2 million write-down of property, plant and equipment associated with the component manufacturing operations in addition to other restructuring charges incurred associated with the rationalization. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of the property, plant and equipment was based on current conditions in the market. The carrying value of the property, plant and equipment was approximately $11.6 million before the $8.2 million impairment charge. The impaired property, plant and equipment associated with the Randers rationalization was reported within the Company’s Europe/Africa/Middle East segment. During 2005, the Company completed auctions of remaining machinery and equipment and recorded a gain of approximately $1.5 million associated with such actions. The gain was reflected in “Restructuring and other infrequent (income) expenses” within the Company’s Consolidated Statements of Operations. During 2007, the Company sold a portion of the land, buildings and improvements of the Randers facility for proceeds of approximately $4.4 million and recorded a gain of approximately $3.2 million associated with the sale. The gain was reflected in “Restructuring and other infrequent (income) expenses” within the Company’s Consolidated Statements of Operations. As of December 31, 2005, all of the 298 employees had been terminated. The components of the restructuring expenses incurred during 2005 are summarized in the following table (in millions):

		Employee	Facility
	Employee	Retention	Closure
	Severance	Payments	Costs	Total

Balances as of December 31, 2004	$0.9	$1.8	$0.1	$2.8
2005 provision	—	0.6	0.3	0.9
2005 provision reversal	—	(0.1)	—	(0.1)
2005 cash activity	(0.9)	(2.1)	(0.4)	(3.4)
Foreign currency translation	—	(0.2)	—	(0.2)

Balances as of December 31, 2005	$—	$—	$—	$—

The employee retention payments related to incentives paid to Randers employees who remained employed until certain future termination dates and were accrued over the term of the retention period. During the third quarter of 2005, the Company reversed $0.1 million of previously established provisions related to retention payments as employee retention claims were finalized during the quarter. The facility closure costs included certain noncancelable operating lease terminations and other facility exit costs.

Valtra European sales office rationalizations

During the second quarter of 2007, the Company announced the closure of its Valtra sales office located in France. The closure will result in the termination of approximately 15 employees. The Company recorded severance and other facility closure costs of approximately $0.8 million associated with the closure during 2007. Approximately $0.3 million of severance costs had been paid as of December 31, 2007, and five of the employees had been terminated. The $0.5 million of severance costs accrued at December 31, 2007 and the related terminations are expected to be paid and completed during 2008.

During the second quarter of 2005, the Company announced that it was changing its distribution arrangements for its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. The Company recorded severance costs, asset write-downs and other facility closure costs of approximately $0.4 million, $0.1 million and $0.1 million, respectively, related to these closures during 2005. During the fourth quarter of 2005, the Company completed the sale of property, plant and equipment associated with the sales offices in the United Kingdom and Norway and recorded a gain of approximately $0.2 million, which was reflected within

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Restructuring and other infrequent (income) expenses” within the Company’s Consolidated Statements of Operations. During the first quarter of 2006, the Company recorded an additional $0.1 million of severance costs related to these closures. As of December 31, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid.

German sales office rationalizations

During the third quarter of 2006, the Company announced the closure of two of its sales offices located in Germany, one of which was a Valtra sales office. The closures resulted in the termination of seven employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during 2006. During 2007, the Company recorded additional severance and relocation costs of approximately $0.1 million associated with these closures and paid approximately $0.6 million of severance and relocations costs. As of December 31, 2007, all of the employees had been terminated and all severance costs had been paid.

Coventry, United Kingdom Sales and Administrative Office rationalization

During the third quarter of 2006, the Company initiated the restructuring of certain parts, sales, marketing and administrative functions within its Coventry, United Kingdom location, resulting in the termination of 13 employees. The Company recorded severance costs of approximately $0.4 million associated with the restructuring during 2006. All employees had been terminated and all severance costs had been paid as of December 31, 2006.

Valtra Finland administrative and European parts rationalizations

During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish operations, resulting in the termination of 58 employees. During 2004, the Company recorded severance costs of approximately $1.4 million associated with this rationalization. During 2005, the Company paid approximately $0.8 million of severance costs. During 2007, the Company paid an additional $0.3 million of severance costs. As of March 31, 2006, all of the 58 employees had been terminated. The $0.4 million of severance payments accrued at December 31, 2007 are expected to be paid through 2008. In addition, during 2005, the Company incurred and expensed approximately $0.3 million of contract termination costs associated with the rationalization of its Valtra European parts distribution operations.

Coventry rationalization

During 2002, the Company announced and initiated a restructuring plan related to the closure of its tractor manufacturing facility in Coventry, England and the relocation of existing production at Coventry to the Company’s Beauvais, France and Canoas, Brazil manufacturing facilities. The closure of the facility was consistent with the Company’s strategy to reduce excess manufacturing capacity. The rationalization included the termination of approximately 1,049 employees. All employees had been terminated as of December 31, 2004. The Company paid $0.7 million of employee retention payments and facility closure costs associated with this rationalization during 2005. The employee retention payments related to incentives paid to Coventry employees who remained employed until certain future termination dates and were accrued over the term of the retention period. The facility closure costs included certain noncancelable operating lease terminations and other facility exit costs.

In addition, on January 30, 2004, the Company sold the land, buildings and improvements of the Coventry facility for approximately $41.0 million. The Company received approximately $34.4 million of the sale proceeds on January 30, 2004 and the remaining $6.6 million on January 28, 2005. The Company leased part of the facility back from the buyers through November 2006.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable Securitization

At December 31, 2007 and 2006, the Company had accounts receivable securitization facilities in the United States, Canada, and Europe totaling approximately $495.9 million and $495.2 million, respectively. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. Outstanding funding under these facilities totaled approximately $446.3 million at December 31, 2007 and $429.6 million at December 31, 2006. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. During 2007 and 2006, the Company did not fully utilize its securitization facility in the United States due to the Company’s efforts to reduce dealer inventory levels, which resulted in a reduction in wholesale accounts receivable available for sale.

Under these facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (a “QSPE”) in the United Kingdom. The Company has reviewed its accounting for its securitization facilities and its wholly-owned special purpose entity in the United States and its QSPE in the United Kingdom in accordance with SFAS No. 140 and FIN 46R. In the United States, due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and, thus, consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with the provisions of SFAS No. 140.

Losses on sales of receivables primarily from securitization facilities were $36.1 million in 2007, $29.9 million in 2006 and $22.4 million in 2005, and are included in “other expense, net” in the Company’s Consolidated Statements of Operations. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	United States		Canada		Europe		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Unpaid balance of receivables sold at December 31	$311.9	$266.6	$81.9	$80.6	$163.0	$142.8	$556.8	$490.0
Retained interest in receivables sold	$71.5	$26.2	$21.9	$20.6	$17.1	$13.6	$110.5	$60.4
Credit losses on receivables sold	$2.0	$2.0	$0.5	$1.3	$—	$—	$2.5	$3.3
Average liquidation period (months)	3.1	3.1	3.1	3.1	2.3	2.5
Discount rate	5.8%	5.7%	5.2%	4.7%	4.5%	3.4%

The Company continues to service the sold receivables and maintains a retained interest in the receivables. No servicing asset or liability has been recorded as the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2007 and 2006, approximately $0.0 million and $0.5 million, respectively, of the unpaid balance of receivables sold was past due 60 days or more. At December 31, 2007 and 2006, the fair value of the retained interest was approximately $108.8 million

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $59.3 million, respectively, compared to the carrying amount of $110.5 million and $60.4 million, respectively, and was based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. Assuming a 10% and 20% increase in the discount rate, the fair value of the residual interest would decline by $0.2 million and $0.4 million, respectively. For 2007, the Company received approximately $1,393.8 million from sales of receivables and $4.6 million from servicing fees. For 2006, the Company received approximately $1,162.4 million from sales of receivables and $5.2 million from servicing fees. For 2005, the Company received $1,272.4 million from sales of receivables and $6.4 million from servicing fees.

In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its United States and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. The Company does not maintain any direct retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates servicing income. The initial transfer of the wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem the Company’s $250 million 9 1/2% senior notes (Note 7). As of December 31, 2007 and 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $73.3 million and $124.1 million, respectively.

5.	Investments in Affiliates

Investments in affiliates as of December 31, 2007 and 2006 were as follows (in millions):

	2007	2006

Retail finance joint ventures	$197.2	$175.5
Manufacturing joint ventures	75.0	3.3
Other joint ventures	12.4	12.8

	$284.6	$191.6

The manufacturing joint ventures as of December 31, 2007 consisted of a joint venture with a third party manufacturer to produce engines in South America and Laverda, an operating joint venture with the Italian ARGO group that manufactures harvesting equipment (Note 2). The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

The Company’s equity in net earnings of affiliates for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Retail finance joint ventures	$26.6	$25.8	$22.0
Manufacturing and other joint ventures	3.8	2.0	0.6

	$30.4	$27.8	$22.6

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	As of December 31,
	2007	2006

Total assets	$4,564.0	$3,642.0
Total liabilities	4,161.6	3,283.6
Partners’ equity	402.4	358.4

	For the Years Ended December 31,
	2007	2006	2005

Revenues	$283.8	$232.2	$187.3
Costs	200.3	152.3	114.0

Income before income taxes	$83.5	$79.9	$73.3

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

Summarized financial information of the Company’s Laverda operating joint venture as of December 31, 2007 and for the three months ended December 31, 2007 were as follows (in millions):

As of
December 31,
2007

Total assets	$275.4
Total liabilities	133.4
Partners’ equity	142.0

For the Three
Months Ended
December 31,
2007

Revenues	$54.0
Costs	51.2

Income before income taxes	$2.8

The investment balance in Laverda as of December 31, 2007 was $71.0 million.

The portion of the Company’s retained earnings balance, that represents undistributed retained earnings of equity method investees, was approximately $125.1 million as of December 31, 2007 and $105.4 million as of December 31, 2006.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

United States	$(75.7)	$(267.1)	$(50.4)
Foreign	403.0	247.9	210.5

Income (loss) before income taxes and equity in net earnings of affiliates	$327.3	$(19.2)	$160.1

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in millions):

	2007	2006	2005

Current:
United States:
Federal	$(6.7)	$(6.1)	$(5.4)
State	—	—	(0.1)
Foreign	115.6	69.0	48.7

	108.9	62.9	43.2
Deferred:
United States:
Federal	0.1	(3.9)	90.8
State	—	—	—
Foreign	2.4	14.5	17.1

	2.5	10.6	107.9

	$111.4	$73.5	$151.1

At December 31, 2007, the Company’s foreign subsidiaries had approximately $1.8 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

On October 22, 2004, the United States enacted the American Jobs Creation Act (“AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. The AJCA generally allowed companies to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2005.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in millions):

	2007	2006	2005

Provision (benefit) for income taxes at United States federal statutory rate of 35%	$114.6	$(6.7)	$56.0
State and local income taxes, net of federal income tax benefit	(2.0)	(3.8)	(0.6)
Taxes on foreign income which differ from the United States statutory rate	7.0	14.8	(4.8)
Tax effect of permanent differences	(25.7)	32.4	(10.2)
Change in valuation allowance	17.4	36.7	110.8
Other	0.1	0.1	(0.1)

	$111.4	$73.5	$151.1

The significant components of the deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows (in millions):

	2007	2006

Deferred Tax Assets:
Net operating loss carryforwards	$247.8	$246.6
Sales incentive discounts	47.2	43.0
Inventory valuation reserves	16.4	19.6
Pensions and postretirement health care benefits	46.2	81.6
Warranty and other reserves	85.1	41.7
Other	36.4	40.0

Total gross deferred tax assets	479.1	472.5
Valuation allowance	(315.3)	(291.4)

Total net deferred tax assets	163.8	181.1

Deferred Tax Liabilities:
Tax over book depreciation and amortization	181.9	171.7
Other	35.4	11.4

Total deferred tax liabilities	217.3	183.1

Net deferred tax liabilities	$(53.5)	$(2.0)

Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$52.7	$36.8
Deferred tax assets — noncurrent	89.1	105.5
Other current liabilities	(31.7)	(29.4)
Other noncurrent liabilities	(163.6)	(114.9)

	$(53.5)	$(2.0)

The Company recorded net deferred tax liabilities of $53.5 million and $2.0 million as of December 31, 2007 and 2006, respectively. As reflected in the preceding table, the Company established a valuation allowance of $315.3 million and $291.4 million as of December 31, 2007 and 2006, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase of $23.9 million, $38.6 million and $109.9 million, respectively. During the fourth quarter of 2005, the Company recognized a non-cash deferred income tax charge of $90.8 million related to increasing the valuation allowance against its United States deferred tax assets. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, the Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at December 31, 2007, 2006 and 2005 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $730.2 million as of December 31, 2007, with expiration dates as follows: 2011 — $1.5 million, and thereafter or unlimited — $728.7 million. These net operating loss carryforwards include United States net loss carryforwards of $392.3 million and foreign net operating loss carryforwards of $337.9 million. The Company paid income taxes of $67.0 million, $43.6 million and $55.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment with respect to liabilities for unrecognized income tax benefits. As December 31, 2007, the Company had $22.7 million of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2007, the Company had approximately $14.0 million of current accrued taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.1 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the year ended December 31, 2007 is as follows (in millions):

Gross unrecognized income tax benefits at January 1, 2007	$12.9
Additions for tax positions of the current year	2.3
Additions for tax positions of prior years	10.0
Reductions for tax positions of prior years for:
Settlements during the period	(2.5)
Lapses of applicable statute of limitations	—

Gross unrecognized income tax benefits at December 31, 2007	$22.7

The Company and its subsidiaries file income tax returns in the U.S. and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. At December 31, 2007, the U.S. Internal Revenue Service is in the process of an examination of the Company’s U.S. federal income tax return for the calendar year 2005. In addition, as of December 31, 2007, a number of foreign examinations were currently ongoing. It is possible that these examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable to provide a reasonable estimate of the change that may occur within the next twelve months. Although there are ongoing examinations in various jurisdictions, primarily the United Kingdom, France, Germany, Finland and Brazil, the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 through 2007 tax years generally remain subject to examination by the U.S. and other federal and state authorities. In the Company’s significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

7.	Indebtedness

Indebtedness consisted of the following at December 31, 2007 and 2006 (in millions):

	2007	2006

Credit facility	$—	$111.4
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
6 7/8% Senior subordinated notes due 2014	291.8	264.0
Other long-term debt	2.5	7.0

	696.9	785.0
Less: Current portion of long-term debt	(0.2)	(6.3)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	(201.3)
1 1/4% Convertible senior subordinated notes due 2036	(201.3)	—

Total indebtedness, less current portion	$294.1	$577.4

The Company accounts for its 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 as convertible debt. The conversion features have not been separately accounted for apart from the notes as the embedded conversion features would meet the conditions for equity classification in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” if they were freestanding instruments.

On December 4, 2006, the Company issued $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 and received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of the Company’s common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into the Company’s common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.1063 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require the Company to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of the Company’s subsidiaries. The notes are equal in right of payment with the Company’s 6 7/8% senior subordinated notes due 2014 and its 1 3/4% convertible senior subordinated notes due 2033.

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

On June 29, 2005, the Company exchanged its $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 for new notes which provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of the Company’s common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 31, 2010, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $17.07 per share or more than $110.00 per share. The number of additional make whole shares range from 13.2 shares per $1,000 principal amount at $17.07 per share to 0.1 shares per $1,000 principal amount at $110.00 per share for the year ended December 31, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 58.5823 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. The impact of the exchange completed in June 2005, as discussed above, reduced the diluted weighted average shares outstanding in future periods. The reduction in the diluted shares was approximately 9.0 million shares on a prospective basis and will vary in the future based on the Company’s stock price, once the market price trigger or other specified conversion circumstances have been met.

As of December 31, 2007, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of $22.36 and $40.73 per share, respectively, for the Company’s 1 3/4% convertible senior subordinated notes and the Company’s 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2007, and, therefore, the Company classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s existing $300.0 million multi-currency revolving credit facility or a combination of these sources.

On June 23, 2005, the Company redeemed its $250 million 9 1/2% senior notes due 2008 at a price of approximately $261.9 million, which included a premium of 4.75% over the face amount of the senior notes. The premium of approximately $11.9 million and the write-off of the remaining balance of deferred debt

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance costs of approximately $2.2 million were recognized in interest expense, net during the second quarter of 2005. The funding source for the redemption was a combination of cash generated from the transfer of North American wholesale interest-bearing receivables to the Company’s United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd., as well as from revolving credit facility borrowings and available cash on hand (Note 4).

The Company’s credit facility provides for a $300.0 million multi-currency revolving credit facility. The maturity date of the revolving credit facility is December 2008. The Company anticipates entering into a new revolving credit facility in 2008 to replace the current revolving credit facility. Previously, the Company also had a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date for the term loan facility was June 2009. The Company was required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). On June 29, 2007, the Company repaid the remaining balances of its outstanding United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. The revolving credit facility is secured by a majority of the Company’s United States, Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of its domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on the Company’s senior debt ratio. Interest accrued on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2007, the Company had no outstanding borrowings under the multi-currency revolving credit facility. As of December 31, 2007, the Company had availability to borrow $291.1 million under the revolving credit facility. As of December 31, 2006, the Company had total borrowings of $111.4 million under the credit facility, which included $73.3 million under the United States dollar denominated term loan facility, €28.9 million (approximately $38.1 million) under the Euro denominated term loan facility and no amounts outstanding under the multi-currency revolving credit facility. As of December 31, 2006, the Company had availability to borrow $292.2 million under the revolving credit facility.

On April 23, 2004, the Company sold €200.0 million of 6 7/8% senior subordinated notes due 2014 and received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per annum, payable semi-annually on April 15 and October 15 of each year. Beginning April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. The notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2009	$0.2
2010	0.3
2011	0.2
2012	0.2
2013	0.2
Thereafter	293.0

$294.1

Cash payments for interest were $51.1 million, $70.5 million and $97.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2007, outstanding letters of credit issued under the revolving credit facility totaled $8.9 million.

8.	Employee Benefit Plans

The Company has defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The key changes under SFAS No. 158 as compared to FASB Statements No. 87, 88, 106 and 132(R) are as follows:

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

Recognition of unamortized amounts in Accumulated Other Comprehensive Income.  SFAS No. 158 requires that companies recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). In other words, the change in funded status of the plan in the year in which the change occurs is reflected through a combination of the net annual pension cost, which is a component of net income, and a company’s accumulated other comprehensive income or loss, which is a component of stockholders’ equity.

Elimination of use of early measurement date.  SFAS No. 158 requires companies to measure defined benefit plan assets and obligations as of the date of the company’s fiscal year-end. The measurement provision of SFAS No. 158 will be effective for years ending after December 15, 2008. The Company will adopt the measurement provisions of SFAS No. 158 during the year ended December 31,

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. Upon adoption, this change will only impact the measurement of the Company’s U.K. pension plan. The Company will adopt the second approach afforded by paragraph 19 of SFAS No. 158 to transition the Company’s U.K. pension plan to a December 31 measurement date.

Additional disclosures.  SFAS No. 158 requires companies to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. In addition, companies must disclose the current and noncurrent components of the assets and liabilities of its defined benefit pension and other postretirement plans.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit pension plans under SFAS No. 87 and its postretirement health care plans under SFAS No. 106, as well as the disclosure provisions under SFAS No. 132(R), “Employers Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132(R)”). SFAS No. 87 required that a liability (referred to in the Statement as the additional minimum pension liability) be recorded when the accumulated benefit obligation exceeded the fair value of plan assets. Adjustments were recorded as non-cash charges to the Company’s accumulated other comprehensive loss within stockholders’ equity reflected as “additional minimum liability adjustments.” SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date, with no requirement to reflect an additional minimum liability for the difference between the accumulated benefit obligation and plan assets, if any. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the difference between the projected benefit obligation, which includes the impact of future salary increases, and the accumulated benefit obligation related to its defined pension benefit plans, as well as the entire obligation related to its unfunded postretirement health care and life insurance benefit plans in the United States. This resulted in an increase to accumulated other comprehensive loss of approximately $26.8 million, net of taxes, an increase to liabilities of approximately $37.5 million, an increase to other noncurrent assets of approximately $1.6 million and an increase to noncurrent deferred tax assets of approximately $9.1 million.

SFAS No. 158 was effective for periods ending on or after December 15, 2006 and retroactive application was not permitted. Therefore, the disclosures below for the year ended December 31, 2007 and 2006 reflect the provisions under SFAS No. 158, and the disclosures for the year ended December 31, 2005 reflect the requirements under SFAS No. 132(R).

Net annual pension costs for the years ended December 31, 2007, 2006 and 2005 are set forth below (in millions):

Pension Benefits	2007	2006	2005

Service cost	$8.6	$5.0	$4.9
Interest cost	43.7	40.4	38.7
Expected return on plan assets	(43.6)	(38.6)	(33.0)
Amortization of net actuarial loss	14.9	19.8	16.7
Amortization of prior service credit	(0.2)	(0.2)	(0.1)
Curtailment and other gain	—	(0.4)	(2.3)

Net annual pension cost	$23.4	$26.0	$24.9

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

All plans:
Weighted average discount rate	5.1%	5.0%	5.6%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%	3.0-4.0%
U.S. — based plans:
Weighted average discount rate	5.8%	5.5%	5.75%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A	N/A

Net annual postretirement benefit costs for the years ended December 31, 2007, 2006 and 2005 are set forth below (in millions, except percentages):

Postretirement Benefits	2007	2006	2005

Service cost	$0.1	$0.2	$0.7
Interest cost	1.4	1.7	2.2
Amortization of prior service cost	(0.2)	(0.1)	0.2
Amortization of unrecognized net loss	0.1	0.6	1.1
Other	0.2	—	—
Curtailment gain	—	—	(1.9)

Net annual postretirement benefit cost	$1.6	$2.4	$2.3

Weighted average discount rate	5.8%	5.5%	5.75%

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2007 and 2006 (in millions):

	Pension Benefits		Postretirement Benefits
Change in Benefit Obligation	2007	2006	2007	2006

Benefit obligation at beginning of year	$858.9	$776.3	$26.7	$33.2
Service cost	8.6	5.0	0.1	0.2
Interest cost	43.7	40.4	1.4	1.7
Plan participants’ contributions	1.1	1.4	—	—
Actuarial (gain) loss	(105.8)	(17.9)	0.7	(5.8)
Divestiture of business	—	(1.1)	—	—
Amendments	—	—	(1.4)	—
Benefits paid	(47.3)	(41.9)	(2.1)	(2.6)
Other	—	—	0.2	—
Foreign currency exchange rate changes	17.8	96.7	—	—

Benefit obligation at end of year	$777.0	$858.9	$25.6	$26.7

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
Change in Plan Assets	2007	2006	2007	2006

Fair value of plan assets at beginning of year	$620.3	$527.9	$—	$—
Actual return on plan assets	37.3	40.3	—	—
Employer contributions	37.1	26.6	2.1	2.6
Plan participants’ contributions	1.1	1.4	—	—
Benefits paid	(47.3)	(41.9)	(2.1)	(2.6)
Divestiture of business	—	(0.8)	—	—
Foreign currency exchange rate changes	9.3	66.8	—	—

Fair value of plan assets at end of year	$657.8	$620.3	$—	$—

Funded status	$(119.2)	$(238.6)	$(25.6)	$(26.7)
Unrecognized net actuarial loss	126.9	241.4	4.3	3.7
Unrecognized prior service credit	(2.7)	(3.0)	(1.6)	(0.4)
Accumulated other comprehensive loss	(124.2)	(238.4)	(2.7)	(3.3)

Net amount recognized	$(119.2)	$(238.6)	$(25.6)	$(26.7)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$1.7	$1.6	$—	$—
Other current liabilities	(3.9)	(6.6)	(2.0)	(2.1)
Pensions and postretirement health care benefits (noncurrent)	(117.0)	(233.6)	(23.6)	(24.6)

Net amount recognized	$(119.2)	$(238.6)	$(25.6)	$(26.7)

Accrued pension costs of approximately $2.2 million and $5.1 million have been classified as current liabilities within “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively, related to the Company’s phased retirement plan obligations in Germany.

As of December 31, 2007, the Company’s accumulated other comprehensive income included a net actuarial loss of approximately $126.9 million and a net prior service credit of approximately $2.7 million related to the Company’s defined benefit pension plans. The estimated net actuarial loss and net prior service credit for defined benefit pension plans that will be amortized from the Company’s accumulated other comprehensive income during the year ended December 31, 2008 are approximately $5.6 million and $0.2 million, respectively.

As of December 31, 2007, the Company’s accumulated other comprehensive income included a net actuarial loss of approximately $4.3 million and a net prior service credit of approximately $1.6 million related to the Company’s U.S. postretirement health care benefit plans. The estimated net actuarial loss and net prior service credit for postretirement health care benefit plans that will be amortized from the Company’s accumulated other comprehensive income during the year ended December 31, 2008 are approximately $0.2 million and $0.4 million, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2007 and 2006 are as follows:

	2007	2006

All plans:
Weighted average discount rate	5.9%	5.1%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%
U.S. — based plans:
Weighted average discount rate	6.25%	5.8%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were $755.5 million, $690.9 million and $599.6 million, respectively, as of December 31, 2007 and $881.4 million, $817.8 million and $609.3 million, respectively, as of December 31, 2006. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S. — based pension plans were $46.7 million, $46.7 million and $46.5 million, respectively, as of December 31, 2007, and $49.7 million, $49.7 million and $43.7 million, respectively, as of December 31, 2006. The Company’s accumulated comprehensive income as of December 31, 2007 reflects a reduction of equity of $126.9 million, net of taxes of $40.7 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. The Company’s accumulated comprehensive loss as of December 31, 2006 reflected a reduction to equity of $241.7 million, net of taxes of $74.1 million, primarily related to the Company’s U.K. and U.S. pension plans where the projected benefit obligation exceeded the plan assets.

The Company utilizes a September 30 measurement date to determine the pension benefit measurements for the Company’s U.K. pension plan. The Company utilizes a December 31 measurement date to determine the pension and postretirement benefit measurements for the Company’s plans in the United States and the rest of the world. The Company’s U.K. pension plan’s measurement date will be December 31 as of December 31, 2008.

For the years ended December 31, 2007 and 2006, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans, postretirement health care benefit plans and Executive Nonqualified Pension Plan (“ENPP”) by matching the projected cash flows of its plans to the Citigroup Pension Discount Curve. Prior to December 31, 2006, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans on the Moody’s Investor Service Aa bond yield as of December 31 of each year. For its non-U.S. plans, the Company bases the discount rate on comparable indices within each of those countries, such as the 15-year iBoxx AA corporate bond yield in the United Kingdom. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocation of the Company’s U.S. pension benefit plans at December 31, 2007 and 2006 are as follows:

Asset Category	2007	2006

Large and small cap domestic equity securities	30%	43%
International equity securities	15%	15%
Domestic fixed income securities	19%	19%
Other investments	36%	23%

Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans at December 31, 2007 and 2006 are as follows:

Asset Category	2007	2006

Equity securities	47%	49%
Fixed income securities	31%	31%
Other investments	22%	20%

Total	100%	100%

All tax — qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. The Company’s global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The Company’s U.S. target allocation of retirement fund investments is 35% large and small cap domestic equity securities, 15% international equity securities, 20% domestic fixed income securities and 30% invested in other investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 9%. In arriving at the choice of an expected return assumption of 8% for its U.S. — based plans, the Company has tempered this historical indicator with lower expectations for returns on equity investments in the future as well as administrative costs of the plans. To date, the Company has not invested pension funds in its own stock, and has no intention of doing so in the future. The Company’s non-U.S. target allocation of retirement fund investments is 50% equity securities, 30% fixed income securities and 20% invested in other investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based pension plan, the Company has tempered this historical indicator with a slightly lower expectation of future returns on equity investments as well as plan expenses.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2007 and 2006 was 6.25% and 5.8%, respectively.

For measuring the expected postretirement benefit obligation at December 31, 2007, the Company assumed a 9% health care cost trend rate for 2008, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. For measuring the expected postretirement benefit obligation at December 31, 2006, a 9% health care cost trend rate was assumed for 2007, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holding all other assumptions constant would have the following effect to service and interest cost for 2008 and the accumulated postretirement benefit obligation at December 31, 2007 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.2	$(0.1)
Effect on accumulated benefit obligation	$6.0	$(5.1)

In December 2003, the United States Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that provides a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the final regulations released in January 2005, during the third quarter of 2005, the Company reviewed the provisions of its postretirement health care plans with its actuaries to determine whether the benefits offered by its plans met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, the Company believes that two of its plans qualify for the subsidy. In accordance with FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription, Drug, Improvement and Modernization Act of 2003,” the Company began reflecting the impact of the anticipated subsidies as of July 1, 2005 on a prospective basis, and revalued its projected benefit obligation as of July 1, 2005.

During 2005, the Company recognized a curtailment of two of its postretirement health care plans, resulting in a $1.9 million decrease to its net postretirement cost.

The Company currently estimates its minimum contributions and benefit payments for 2008 to its U.S. — based defined pension plans and postretirement health care and life insurance benefit plans will aggregate approximately $0.6 million and $2.1 million, respectively. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2008 to its non-U.S.- based defined pension plans will aggregate approximately $33.2 million, of which approximately $27.7 million relates to its U.K. pension plan.

During 2007, approximately $47.3 million of benefit payments were made related to the Company’s pension plans. At December 31, 2007, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2008	$45.5
2009	46.8
2010	47.9
2011	47.6
2012	48.9
2013 through 2017	264.1

$500.8

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, approximately $2.1 million of benefit payments were made related to the Company’s U.S. postretirement benefit plans. At December 31, 2007, the aggregate expected benefit payments for the Company’s U.S. postretirement benefit plans are as follows (in millions):

2008	$2.1
2009	2.0
2010	1.9
2011	1.9
2012	1.9
2013 through 2017	9.7

$19.5

The Company’s former Supplemental Executive Retirement Plan (“SERP”) was an unfunded plan that provided Company executives with retirement income for a period of ten years based on a percentage of their final base salary, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. Prior to January 1, 2007, the benefit paid to the executive was equal to 3% of the final base salary times credited years of service, with a maximum benefit of 60% of the final base salary. Benefits under the SERP vested at age 65 or, at the discretion of the Company’s Board of Directors, at age 62 reduced by a factor to recognize early commencement of the benefit payments. On November 3, 2006, the Company entered into an Executive Nonqualified Pension Plan, effective January 1, 2007 (the “2007 ENPP”), which amended and restated the Company’s SERP.

The 2007 ENPP provides a group of senior Company executives with retirement income for a period of 15 years based on a percentage of their average final salary and bonus, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. The benefit paid to the executives ranges from 2.25% to 3% of the average of the last three years of their base salary plus bonus prior to their termination of employment (“final earnings”) times credited years of service, with a maximum benefit of 45% to 60% of the final earnings, depending on the level of the executive. Benefits under the 2007 ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the 2007 ENPP), but are not payable until the participant reaches age 65 or upon termination of services because of death or disability, adjusted to reflect payment prior to age 65.

Net annual ENPP and SERP cost and the measurement assumptions for the plans for the years ended December 31, 2007, 2006 and 2005 are set forth below (in millions, except percentages):

	2007	2006	2005

Service cost	$1.1	$0.9	$0.6
Interest cost	0.6	0.5	0.4
Amortization of prior service cost	0.6	0.4	0.3
Recognized actuarial gain	(0.1)	—	—

Net annual ENPP/SERP costs	$2.2	$1.8	$1.3

Discount rate	5.8%	5.5%	5.75%
Rate of increase in future compensation	5.0%	5.0%	5.0%

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2007 and 2006 (in millions):

Change in Benefit Obligation	2007	2006

Benefit obligation at beginning of year	$10.3	$8.1
Service cost	1.1	0.9
Interest cost	0.6	0.5
Actuarial gain	(1.4)	(1.4)
Amendments	—	2.6
Benefits paid	(0.4)	(0.4)

Benefit obligation at end of year	$10.2	$10.3

Funded status	$(10.2)	$(10.3)
Unrecognized net actuarial gain	(3.1)	(1.8)
Unrecognized prior service cost	4.0	4.5
Accumulated other comprehensive loss	(0.9)	(2.7)

Net amount recognized	$(10.2)	$(10.3)

Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(0.5)	$(0.4)
Pensions and postretirement health care benefits (noncurrent)	(9.7)	(9.9)

Net amount recognized	$(10.2)	$(10.3)

The weighted average discount rate used to determine the benefit obligation for the 2007 ENPP for the years ended December 31, 2007 and 2006 was 6.25% and 5.8%, respectively.

At December 31, 2007, the Company’s accumulated other comprehensive loss included a net actuarial gain of approximately $3.1 million and a net prior service cost of approximately $4.0 million related to the 2007 ENPP. The estimated net actuarial gain and net prior service cost related to the 2007 ENPP that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2008 are approximately $0.2 million and $0.5 million, respectively.

In accordance with SFAS No. 158, at December 31, 2007 and 2006 the Company recorded a reduction to equity of $0.9 million and $2.7 million, respectively, related to the unfunded projected benefit obligation of the 2007 ENPP. As the Company is not benefiting losses for tax purposes in the United States, there was no tax impact to these charges.

During 2007, approximately $0.4 million of benefit payments were made related to the 2007 ENPP. At December 31, 2007, the aggregate expected benefit payments for the 2007 ENPP are as follows (in millions):

2008	$0.5
2009	0.5
2010	0.5
2011	0.7
2012	0.8
2013 through 2017	4.9

$7.9

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains separate defined contribution plans covering certain employees primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $9.0 million, $8.5 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

9.	Common Stock

At December 31, 2007, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 91.6 million shares of common stock outstanding; approximately 1.9 million shares reserved for issuance under the Company’s Option Plan (Note 10); and approximately 2.6 million shares reserved for issuance under the 2006 Long Term Incentive Plan (the “2006 Plan”) (Note 10).

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

During 2006, the Company obtained stockholder approval for the 2006 LTIP under which up to 5,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approved the grants of awards during 2007 and 2006 effective under the employee and director stock incentive plans described below.

Employee Plans

The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. In order to transition to the 2006 Plan, the Company established award targets in 2006 for both a one-year and two-year performance period in addition to the normal three-year period. The 2006 Plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan will be paid in shares of the Company’s common stock at the end of each performance period. The compensation expense associated with these awards is being amortized ratably over the performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. No compensation expense was recorded associated with the Company’s one-year performance period transition plan during 2006, as no shares

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were earned as of December 31, 2006. During 2007, the Company granted 509,000 awards under the 2006 Plan for the three-year performance period commencing in 2007 and ending in 2009. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2007 was $37.39. Based on the level of performance achieved as of December 31, 2007, 105,015 shares were earned related to the two-year performance period transition plan. The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Approximately 63,000 shares will be issued on February 29, 2008, net of approximately 42,015 shares that will be withheld for taxes related to the earned awards. Performance award transactions during 2007 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded but not earned at January 1	642,083
Shares awarded	509,000
Shares forfeited or unearned	(104,068)
Shares earned	(105,015)

Shares awarded but not earned at December 31	942,000

As of December 31, 2007, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $32.5 million, and the weighted average period over which it is expected to be recognized is approximately two years.

On December 6, 2007, the Board of Directors of the Company approved two retention-based restricted stock awards of $2,000,000 each to the Company’s Chairman, President and Chief Executive Officer. The first award was granted on December 6, 2007, and totaled 28,839 shares that will vest over a five-year period at the rate of 25% at the end of the third year, 25% at the end of the fourth year, and 50% at the end of the fifth year. The second award is expected to be granted in December 2008 and will vest over a four-year period at the rate of 25% at the end of the second year, 25% at the end of the third year, and 50% at the end of the fourth year. Vesting is subject to his continued employment by the Company on the date of vesting, except under certain circumstances such as a change in control. The Company is recognizing stock compensation expense ratably over the vesting period for each grant.

In addition to the performance share plan, certain executives and key managers will be eligible under the 2006 Plan to receive grants of stock-settled appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan were made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $1.2 million and $0.3 million associated with SSAR award grants during 2007 and 2006, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Sholes option model were as follows for the year ended December 31, 2007:

	Years Ended
	December 31,
	2007	2006

SSARs	$16.99	$10.98
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	4.7%	5.0%
Expected volatility	41.4%	41.5%
Expected dividend yield	—	—

SSAR transactions during the year ended December 31, 2007 were as follows:

SSARs outstanding at January 1	221,750
SSARs granted	224,500
SSARs exercised	(29,875)
SSARs canceled or forfeited	(32,875)

SSARs outstanding at December 31	383,500

SSAR price ranges per share:
Granted	$37.38
Exercised	23.80-24.51
Canceled or forfeited	23.80-37.38
Weighted average SSAR exercise prices per share:
Granted	$37.38
Exercised	23.81
Canceled or forfeited	29.79
Outstanding at December 31	31.29

At December 31, 2007, the weighted average remaining contractual life of SSARs outstanding was six years and there were 23,313 SSARs currently exercisable with prices ranging from $23.80 to $26.00 with a weighted average exercise price of $23.99 and an aggregate intrinsic value of $1.0 million. As of December 31, 2007, the total compensation cost related to unvested SSARs not yet recognized was approximately $3.6 million, and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average		Exercisable
		Remaining		as of
	Number of	Contractual Life	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	2007	Exercise Price

$23.80 - $26.00	173,500	5.3	$23.91	23,313	$23.99
$37.38	210,000	6.1	$37.38	—

	383,500			23,313

The total intrinsic value of SSARs exercised during 2007 was $0.6 million and the total fair value of shares vested during the same period was $0.4 million. The Company did not realize a tax benefit from the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise of these SSARs. There were 360,187 SSARs that were not vested as of December 31, 2007. The total intrinsic value of outstanding SSARs as of December 31, 2007 was approximately $14.1 million.

On January 23, 2008, the Company granted 270,900 performance award shares (subject to the Company achieving future target levels of performance) and 107,900 SSARs under the 2006 Plan.

Director Restricted Stock Grants

The 2006 Plan provides $25,000 in annual restricted stock grants to all non-employee directors effective on the first day of each calendar year. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The 2006 Plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. The January 1, 2006 grant equated to 11,550 shares of common stock, of which 8,832 shares of common stock were issued after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during 2006 associated with these grants. The January 1, 2007 grant equated to 8,080 shares of common stock, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during 2007 associated with these grants.

On December 6, 2007, the Board of Directors approved an increase in the annual restricted stock grant to non-employee directors of the Company from $25,000 to $75,000. The grant will be made on the date of the Company’s 2008 annual stockholders’ meeting, which is April 24, 2008.

As of December 31, 2007, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,643,386 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Former Non-employee Director Stock Incentive Plan and Long-Term Incentive Plan

In December 2005, the Company’s Board of Directors elected to terminate the LTIP and the Director Plan, and the outstanding awards under those plans were cancelled. Awards cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of APB Opinion No. 25. However, awards cancelled after January 1, 2006 were subject to the provisions of SFAS No. 123R, and, therefore, the Company recorded approximately $1.3 million of stock compensation expense during the first quarter of 2006 associated with those cancellations.

Former Non-employee Director Stock Incentive Plan

The Company’s former Director Plan provided for restricted stock awards to non-employee directors based on increases in the price of the Company’s common stock. The awarded shares were earned in specified increments for each 15% increase in the average market value of the Company’s common stock over the initial base price established under the plan. When an increment of the awarded shares was earned, the shares were issued to the participant in the form of restricted stock which vested at the earlier of 12 months after the specified performance period or upon departure from the Company’s Board of Directors. When the restricted shares were earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award was earned was paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. As of December 31, 2007, there were 4,449 shares that had been earned but were not vested under the Director Plan.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Former Long-Term Incentive Plan

The Company’s former LTIP provided for restricted stock awards to executives based on increases in the price of the Company’s common stock. The awarded shares were earned over a five-year performance period in specified increments for each 20% increase in the average market value of the Company’s common stock over the established initial base price. For all restricted stock awards prior to 2000, earned shares were issued to the participant in the form of restricted stock which generally carried a five-year vesting period with one-third of each earned award vesting at the end of the third, fourth and fifth years after each award was earned. In 2000, the LTIP was amended to replace the vesting schedule with a non-transferability period for all future grants. Accordingly, for restricted stock awards in 2000 through 2005, earned shares were subject to a non-transferability period, which expired over a five-year period with the transfer restrictions lapsing in one-third increments at the end of the third, fourth and fifth years after each award was earned. During the non-transferability period, participants were restricted from selling, assigning, transferring, pledging or otherwise disposing of any earned shares, but earned shares were not subject to forfeiture. In the event a participant terminated employment with the Company, the non-transferability period was extended by two years. When the earned shares had been vested and were no longer subject to forfeiture, the Company was obligated to pay a cash bonus equal to 40% of the value of the shares on the date the shares were earned in order to satisfy a portion of the estimated income tax liability to be incurred by the participant.

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

The Company recognized compensation expense associated with the former LTIP and Director Plan of $0.1 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, consisting of compensation expense relating to earned shares, amortization of stock awards for earned shares issued prior to 2000 and the related cash bonuses.

Stock Option Plan

The Company’s Option Plan provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the Company’s Board of Directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire no later than ten years from the date of grant. There were no grants under the Option Plan during the years ended December 31, 2007, 2006 and 2005. The Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model for disclosure purposes only prior to the adoption of SFAS No. 123R. The fair value of the grants were amortized over the applicable vesting period. As a result of applying the provisions of SFAS No. 123R, the Company recognized $0.2 million of stock compensation expense associated with stock options that vested during 2006.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions during the year ended December 31, 2007 were as follows:

2007

Options outstanding at January 1	511,170
Options granted	—
Options exercised	(414,710)
Options canceled	(20,960)

Options outstanding at December 31	75,500

Options available for grant at December 31	1,930,437

Option price ranges per share:
Granted	$—
Exercised	8.50-31.25
Canceled	11.00-31.25
Weighted average option prices per share:
Outstanding at January 1	$18.71
Granted	—
Exercised	19.66
Canceled	14.97
Outstanding at December 31	14.86

At December 31, 2007, the outstanding options had a weighted average remaining contractual life of approximately four years and there were 73,500 options currently exercisable with option prices ranging from $10.06 to $22.31 and with a weighted average exercise price of $14.70 and an aggregate intrinsic value of $4.0 million.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average		Exercisable
		Remaining	Weighted Average	as of	Weighted Average
	Number of	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2007	Price

$10.06 - $11.88	22,800	2.7	$11.43	22,800	$11.43
$15.12 - $22.31	52,700	3.9	$16.34	50,700	$16.17

	75,500			73,500

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $8.3 million, $7.0 million and $0.7 million, respectively, and the total fair value of shares vested during the same periods was approximately $0.0 million, $0.2 million and $1.1 million, respectively. There were 2,000 stock options that were not vested as of December 31, 2007. Cash proceeds received from stock option exercises during 2007, 2006 and 2005 was approximately $8.2 million, $10.8 million and $1.4 million, respectively. The Company did not realize a tax benefit from the exercise of these options.

11.	Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133.” All derivatives are recognized on

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Risk

The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar.

The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency forward contracts. The Company’s hedging policy prohibits foreign currency forward or option contracts for speculative trading purposes.

The Company uses foreign currency forward contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in the fair value of non-designated derivative contracts are reported in current earnings. For the years ended December 31, 2007, 2006 and 2005, the Company recorded a net gain of approximately $1.5 million and $13.4 million, and a net loss of approximately $0.3 million, respectively, under the caption of other expense, net related to these forward contracts.

During 2007 and 2006, the Company designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the same period as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2007 and 2006 was approximately $4.1 million and $4.0 million, respectively, on an after-tax basis. The amount of the gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2007 and 2006 was approximately $7.7 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2007 range in maturity through December 2008.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in accumulated other comprehensive income (loss) related to the derivatives held by the Company during the years ended December 31, 2007 and 2006 (in millions). There were no derivatives held by the Company accounted for as hedges during 2005:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2005	$—	$—	$—
Net changes in fair value of derivatives	4.1	—	4.1
Net gains reclassified from accumulated other comprehensive loss into income	(4.0)	—	(4.0)

Accumulated derivative net gains as of December 31, 2006	0.1	—	0.1
Net changes in fair value of derivatives	15.4	3.7	11.7
Net gains reclassified from accumulated other comprehensive income into income	(4.1)	—	(4.1)

Accumulated derivative net gains as of December 31, 2007	$11.4	$3.7	$7.7

Interest Rate Risk

The Company may use interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has no interest rate swap agreements outstanding.

In addition to the above, the Company recorded a deferred loss of $4.4 million and $2.0 million, net of taxes, for the years ended December 31, 2007 and 2006, respectively, and a deferred gain of $2.8 million, net of taxes, for the year ended December 31, 2005 to other comprehensive income (loss) related to derivatives held by affiliates. The losses and gains are related to interest rate swap contracts in the Company’s retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure the retail finance joint ventures’ yields against their fixed rate loan portfolios.

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

12.	Commitments and Contingencies

The future payments required under the Company’s significant commitments as of December 31, 2007 are as follows (in millions):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total

Interest payments related to indebtedness(1)	$26.2	$26.2	$26.2	$22.7	$22.7	$25.3	$149.3
Capital lease obligations	3.9	2.5	1.8	0.6	0.2	—	9.0
Operating lease obligations	32.1	25.5	18.5	12.6	10.3	63.1	162.1
Unconditional purchase obligations(2)	73.1	15.6	4.9	4.5	4.4	—	102.5
Other short-term and long-term obligations(3)	48.8	28.1	25.4	25.9	26.2	140.8	295.2

Total contractual cash obligations	$184.1	$97.9	$76.8	$66.3	$63.8	$229.2	$718.1

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of the Company’s European combine manufacturing operations during 2004, the Company entered into an agreement with Laverda to produce certain combine model ranges over a five-year period. The agreement provides that the Company will purchase a minimum quantity of 200 combines per year, at a cost of approximately €16.2 million per year (or approximately $23.6 million) through May 2009.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under the Company’s U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries the Company operates within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions, whether or not connected with ongoing income tax audits in various jurisdictions in accordance with FIN 48.

	Amount of Commitment Expiration per Period
	2008	2009	2010	2011	2012	Thereafter	Total

Guarantees	$160.0	$7.1	$1.1	$0.2	$—	$—	$168.4

Off-Balance Sheet Arrangements

Guarantees

At December 31, 2007, the Company was obligated under certain circumstances to purchase through the year 2010 up to $5.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations.

At December 31, 2007, the Company guaranteed indebtedness owed to third parties of approximately $163.4 million, primarily related to dealer and end user financing of equipment. The Company believes the credit risk associated with these guarantees is not material to its financial position, as losses under such guarantees have historically been insignificant.

Other

At December 31, 2007, the Company had foreign currency contracts to buy an aggregate of approximately $531.4 million of United States dollar equivalents and foreign currency contracts to sell an aggregate of approximately $120.2 million United States dollar equivalents. All contracts have a maturity of less than one year (Note 11).

From time to time, the Company sells certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of SFAS No. 140 and has determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.

Total lease expense under noncancelable operating leases was $38.9 million, $37.8 million and $37.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $21.9 million and $20.0 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2007 and 2006, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

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

Rabobank, a AAA rated financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and securitization facilities (Notes 4 and 7). The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, the Company’s joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, the Company made a $21.3 million investment in its retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to the Company’s other retail finance joint ventures and will result in the gradual elimination of the Company’s solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2007, the solvency requirement for the portfolio held by Rabobank was approximately $7.5 million.

The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2007, the Company was obligated under certain circumstances to purchase through the year 2010 up to $5.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd, its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the Company completed an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. The Company does not maintain any direct retained interest in the receivables. No servicing asset or liability has been recorded as the estimated fair value of the servicing of the receivables approximates servicing income. The initial transfer of the wholesale interest-bearing receivables resulted in net proceeds of approximately $94 million, which were used to redeem the Company’s $250 million 9 1/2% senior notes (Note 7). As of December 31, 2007 and 2006, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $73.3 million and $124.1 million, respectively.

During 2007, 2006 and 2005, the Company had net sales of $275.4 million, $190.9 million and $153.8 million, respectively, to BayWa Corporation, a German distributor, in the ordinary course of business. The President and CEO of BayWa Corporation is also a member of the Board of Directors of the Company.

During 2007 and 2006, the Company paid license fees and purchased raw materials, including engines, totaling approximately $191.9 million and $211.3 million, respectively, from Caterpillar Inc., in the ordinary course of business. One of the members of the Company’s Board of Directors was a Group President of Caterpillar Inc. until his retirement from that position in February 2008.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Reporting

The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2007, 2006 and 2005 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years Ended December 31,	America	America	Middle East	Pacific	Consolidated

2007
Net sales	$1,488.1	$1,090.6	$4,067.1	$182.3	$6,828.1
(Loss) income from operations	(35.7)	101.3	398.0	19.9	483.5
Depreciation	25.2	18.7	68.9	2.8	115.6
Assets	662.6	443.1	1,470.4	75.8	2,651.9
Capital expenditures	22.2	11.3	107.7	0.2	141.4
2006
Net sales	$1,283.8	$657.2	$3,334.4	$159.6	$5,435.0
(Loss) income from operations	(37.8)	45.2	279.4	20.3	307.1
Depreciation	24.3	16.4	55.4	2.5	98.6
Assets	678.4	342.2	1,283.7	79.5	2,383.8
Capital expenditures	17.7	11.2	99.7	0.5	129.1
2005
Net sales	$1,607.8	$648.5	$2,988.7	$204.7	$5,449.7
Income from operations	17.1	37.8	242.5	35.0	332.4
Depreciation	25.3	14.2	47.0	2.9	89.4
Assets	760.3	346.1	1,091.4	79.8	2,277.6
Capital expenditures	14.6	8.6	64.6	0.6	88.4

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2007	2006	2005

Segment income from operations	$483.5	$307.1	$332.4
Corporate expenses	(48.1)	(45.4)	(40.8)
Stock compensation	(25.0)	(3.5)	(0.4)
Restructuring and other infrequent income (expenses)	2.3	(1.0)	—
Goodwill impairment charge	—	(171.4)	—
Amortization of intangibles	(17.9)	(16.9)	(16.5)

Consolidated income from operations	$394.8	$68.9	$274.7

Segment assets	$2,651.9	$2,383.8	$2,277.6
Cash and cash equivalents	582.4	401.1	220.6
Receivables from affiliates	1.7	2.1	2.0
Investments in affiliates	284.6	191.6	164.7
Deferred tax assets, other current and noncurrent assets	395.7	335.9	288.1
Intangible assets, net	205.7	207.9	211.5
Goodwill	665.6	592.1	696.7

Consolidated total assets	$4,787.6	$4,114.5	$3,861.2

Net sales by customer location for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Net sales:
United States	$1,173.8	$1,008.0	$1,291.0
Canada	209.4	200.2	240.1
Germany	757.6	627.0	534.9
France	794.6	624.8	569.7
United Kingdom and Ireland	393.9	322.6	286.5
Finland and Scandinavia	797.4	657.5	641.2
Other Europe	1,140.0	857.6	681.5
South America	1,072.9	644.0	634.5
Middle East	74.3	151.2	212.2
Asia	65.2	58.6	84.4
Australia	117.1	101.0	120.3
Africa	109.3	93.8	62.7
Mexico, Central America and Caribbean	122.6	88.7	90.7

	$6,828.1	$5,435.0	$5,449.7

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by product for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Net sales:
Tractors	$4,647.6	$3,634.7	$3,577.4
Combines	319.9	214.0	277.7
Application equipment	296.8	266.8	307.8
Other machinery	680.2	566.7	552.0
Replacement parts	883.6	752.8	734.8

	$6,828.1	$5,435.0	$5,449.7

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2007 and 2006 was as follows (in millions):

	2007	2006

United States	$122.1	$123.7
Finland	216.1	204.6
Germany	219.9	176.7
Brazil	164.9	146.3
France	91.7	78.5
Other	47.8	29.9

	$862.5	$759.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls or the Company’s internal controls will prevent all errors and all fraud. However, our principal executive officer and principal financial officer have concluded the Company’s disclosure controls and procedures are effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
February 28, 2008

Item 9B.	Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders which we intend to file in April 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Directors Continuing in Office” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth under the heading “Executive Officers of the Registrant” on pages 9 and 10 of this Form 10-K and our Proxy Statement for the 2008 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth on page 8 of this Form 10-K is incorporated herein by reference. The code of ethics referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for Future
	to be Issued	Exercise Price	Issuance Under Equity
	upon Exercise	of Outstanding	Compensation Plans
	of Outstanding	Awards Under	(Excluding Securities Reflected
Plan Category	Awards Under the Plans	the Plans	in Column (a))

Equity compensation plans approved by security holders	2,343,000	$30.34	4,573,823
Equity compensation plans not approved by security holders	2,333	18.76	—

Total	2,345,333	$30.32	4,573,823

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item set forth in our 2008 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for AGCO Corporation and its subsidiaries are presented on pages 52 to 110 under Item 8 of this Form 10-K.

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

The Filings Referenced for
Exhibit		Incorporation by Reference are
Number	Description of Exhibit	AGCO Corporation

3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 31, 2001, Form 10-K, Exhibit 3.2
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1; May 26, 2005, Registration Statement No. 333-125255, Exhibit 4.2
4.3	Indenture dated as of April 23, 2004	April 15, 2004, Form 8-K, Exhibit 4.1
4.5	Indenture dated as of December 4, 2006	December 4, 2006, Form 8-K, Exhibit 10.1
10.1	2006 Long Term Incentive Plan*	March 31, 2006, DEF 14A, Appendix A; July 31, 2006, Form 8-K, Exhibit 10.1
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2

The Filings Referenced for
Exhibit		Incorporation by Reference are
Number	Description of Exhibit	AGCO Corporation

10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.5
10.6	Form of Performance Share Award	March 31, 2006, Form 10-Q, Exhibit 10.6
10.7	2001 Stock Option Plan*	March 31, 2001, Form 10-Q, Exhibit 10.2
10.8	1991 Stock Option Plan*	December 31, 1998, Form 10-K, Exhibit 10.8
10.9	Form of Stock Option Agreements*	Registration Statement #33-43437
10.10	Non-employee Director Stock Incentive Plan*	December 31, 1997, Form 10-K, Exhibit 10.11 December 31, 2001, Form 10-K, Exhibit 10.6 March 25, 2003, DEF 14A, Appendix A
10.11	Management Incentive Compensation Plan*	December 31, 1995, Form 10-K, Exhibit 10.14
10.12	Executive Non-qualified Pension Plan*	September 30, 2006, Form 10-Q, Exhibit 10.2
10.13	Amended and Restated Executive Non-qualified Pension Plan*	September 30, 2006, Form 10-Q, Exhibit 10.3
10.14	Employment Agreement with Martin Richenhagen*	June 30, 2004, Form 10-Q, Exhibit 10.1; December 10, 2007, Form 8-K, Exhibit 10.1
10.15	Employment Agreement with Andrew H. Beck*	June 30, 2002, Form 10-Q, Exhibit 10.2; December 10, 2007, Form 8-K, Exhibit 10.3
10.16	Employment Agreement with Stephen D. Lupton*	December 31, 2002, Form 10-K, Exhibit 10.22; December 31, 2004, Form 10-K, Exhibit 10.13
10.17	Employment Agreement with Hubertus Muehlhaeuser*	September 2, 2005, Form 8-K, Exhibit 10.1
10.18	Employment Agreement with Gary L. Collar	December 10, 2007, Form 8-K, Exhibit 10.6
10.19	Consulting Agreement with Stephen D. Lupton	August 2, 2007, Form 8-K, Exhibit 10.1
10.20	Receivables Purchase Agreement dated as of January 27, 2000	December 31, 1999, Form 10-K, Exhibit 10.12 March 31, 2004, Form 10-Q, Exhibit 10.2
10.21	Credit Agreement dated as of December 22, 2003	January 7, 2004, Form 8-K, Exhibit 10.1
March 31, 2004, Form 10-Q, Exhibit 10.4
September 30, 2004, Form 10-Q, Exhibit 10.1
March 31, 2005, Form 10-Q, Exhibit 10.1
December 31, 2005, Form 10-K, Exhibit 10.16
March 31, 2006, Form 10-Q, Exhibit 10.1
September 30, 2006, Form 10-Q, Exhibit 10.4
December 1, 2006, Form 8-K, Exhibit 10.1
10.22	Canadian Receivables Purchase Agreement dated as of April 11, 2001	June 30, 2001, Form 10-Q, Exhibit 10.1
March 31, 2004, Form 10-Q, Exhibit 10.3
10.23	European Receivables Transfer Agreement	September 30, 2006, Form 10-Q, Exhibit 10.1
10.24	Current Director Compensation	December 10, 2007, Form 8-K, Exhibit 10.8
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.0	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President
and Chief Executive Officer

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN RICHENHAGEN Martin Richenhagen	Chairman, President and Chief Executive Officer	February 29, 2008

/s/ ANDREW H. BECK Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

/s/ P. GEORGE BENSON * P. George Benson	Director	February 29, 2008

/s/ HERMAN CAIN * Herman Cain	Director	February 29, 2008

/s/ WOLFGANG DEML * Wolfgang Deml	Director	February 29, 2008

/s/ FRANCISCO R. GROS * Francisco R. Gros	Director	February 29, 2008

/s/ GERALD B. JOHANNESON * Gerald B. Johanneson	Director	February 29, 2008

/s/ GEORGE E. MINNICH * George E. Minnich	Director	February 29, 2008

/s/ CURTIS E. MOLL * Curtis E. Moll	Director	February 29, 2008

/s/ DAVID E. MOMOT * David E. Momot	Director	February 29, 2008

Signature		Title	Date

/s/ GERALD L. SHAHEEN * Gerald L. Shaheen		Director	February 29, 2008

/s/ HENDRIKUS VISSER * Hendrikus Visser		Director	February 29, 2008

*By:	/s/ ANDREW H. BECK Andrew H. Beck Attorney-in-Fact		February 29, 2008

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2007

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
	Balance at		Charged to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period

Year ended December 31, 2007
Allowances for sales incentive discounts	$82.6	$—	$186.9	$(161.6)	$—	$107.9

Year ended December 31, 2006
Allowances for sales incentive discounts	$92.1	$—	$123.3	$(132.8)	$—	$82.6

Year ended December 31, 2005
Allowances for sales incentive discounts	$84.7	$—	$157.0	$(149.6)	$—	$92.1

		Additions
			Charged
	Balance at		(Credited) to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period

Year ended December 31, 2007
Allowances for doubtful accounts	$37.7	$0.2	$(0.5)	$(5.4)	$2.5	$34.5

Year ended December 31, 2006
Allowances for doubtful accounts	$40.6	$—	$1.5	$(7.2)	$2.8	$37.7

Year ended December 31, 2005
Allowances for doubtful accounts	$54.9	$—	$2.3	$(14.1)	$(2.5)	$40.6

		Additions
	Balance at	Charged to			Foreign
	Beginning	Costs and	Reversal of		Currency	Balance at
Description	of Period	Expenses	Accrual	Deductions	Translation	End of Period

Year ended December 31, 2007
Accruals of severance, relocation and other integration costs	$1.1	$0.9	$—	$(1.2)	$0.1	$0.9

Year ended December 31, 2006
Accruals of severance, relocation and other integration costs	$0.8	$1.0	$—	$(0.7)	$—	$1.1

Year ended December 31, 2005
Accruals of severance, relocation and other integration costs	$5.0	$1.4	$(0.2)	$(5.2)	$(0.2)	$0.8

	Balance at	Additions			Foreign
	Beginning	Acquired	Charged to Costs		Currency	Balance at
Description	of Period	Businesses	and Expenses*	Deductions	Translation	End of Period

Year ended December 31, 2007
Deferred tax valuation allowance	$291.4	$—	$15.3	$—	$8.6	$315.3

Year ended December 31, 2006
Deferred tax valuation allowance	$252.8	$(3.8)	$37.7	$—	$4.7	$291.4

Year ended December 31, 2005
Deferred tax valuation allowance	$142.9	$(9.5)	$122.0	$—	$(2.6)	$252.8

*	Amounts charged through other comprehensive income (loss) during the years ended December 31, 2007, 2006 and 2005 were $(2.1) million, $1.0 million and $0.6 million, respectively.