Form 10-Q
period 2008-03-31
AGCO CORP /DE
filed 2008-05-09
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended March 31, 2008
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
     As of May 5, 2008, AGCO Corporation had 91,730,487 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$250.5	$582.4
Accounts and notes receivable, net	867.1	766.4
Inventories, net	1,498.2	1,134.2
Deferred tax assets	51.1	52.7
Other current assets	211.2	186.0

Total current assets	2,878.1	2,721.7
Property, plant and equipment, net	806.7	753.0
Investment in affiliates	302.8	284.6
Deferred tax assets	83.1	89.1
Other assets	68.0	67.9
Intangible assets, net	208.7	205.7
Goodwill	706.4	665.6

Total assets	$5,053.8	$4,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$0.2
Convertible senior subordinated notes	402.5	402.5
Accounts payable	923.2	827.1
Accrued expenses	769.9	773.2
Other current liabilities	80.2	80.3

Total current liabilities	2,175.8	2,083.3
Long-term debt, less current portion	315.9	294.1
Pensions and postretirement health care benefits	150.6	150.3
Deferred tax liabilities	162.1	163.6
Other noncurrent liabilities	57.0	53.3

Total liabilities	2,861.4	2,744.6

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2008 and 2007	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,717,150 and 91,609,895 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	0.9	0.9
Additional paid-in capital	946.6	942.7
Retained earnings	1,081.6	1,020.4
Accumulated other comprehensive income	163.3	79.0

Total stockholders’ equity	2,192.4	2,043.0

Total liabilities and stockholders’ equity	$5,053.8	$4,787.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$1,786.6	$1,332.6
Cost of goods sold	1,471.4	1,113.2

Gross profit	315.2	219.4

Selling, general and administrative expenses	170.6	137.2
Engineering expenses	45.4	32.4
Restructuring and other infrequent expenses	0.1	—
Amortization of intangibles	4.9	4.2

Income from operations	94.2	45.6

Interest expense, net	5.1	6.7
Other expense, net	6.0	8.6

Income before income taxes and equity in net earnings of affiliates	83.1	30.3

Income tax provision	29.8	12.8

Income before equity in net earnings of affiliates	53.3	17.5

Equity in net earnings of affiliates	9.0	7.0

Net income	$62.3	$24.5

Net income per common share:
Basic	$0.68	$0.27

Diluted	$0.63	$0.26

Weighted average number of common and common equivalent shares outstanding:
Basic	91.6	91.3

Diluted	99.3	94.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$62.3	$24.5

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	31.0	26.2
Deferred debt issuance cost amortization	1.0	1.1
Amortization of intangibles	4.9	4.2
Stock compensation	6.6	1.7
Equity in net earnings of affiliates, net of cash received	(5.3)	(3.1)
Deferred income tax provision	3.4	2.4
Gain on sale of property, plant and equipment	(0.1)	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(66.2)	(58.8)
Inventories, net	(309.9)	(150.9)
Other current and noncurrent assets	(19.1)	17.2
Accounts payable	47.6	(29.0)
Accrued expenses	(29.3)	(64.7)
Other current and noncurrent liabilities	(9.0)	(6.8)

Total adjustments	(344.4)	(260.5)

Net cash used in operating activities	(282.1)	(236.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(45.9)	(23.7)
Proceeds from sales of property, plant and equipment	0.2	0.3
Investments in unconsolidated affiliates	(0.2)	—

Net cash used in investing activities	(45.9)	(23.4)

Cash flows from financing activities:
(Repayment of) proceeds from debt obligations, net	(2.7)	10.1
Proceeds from issuance of common stock	0.1	6.0
Payment of minimum tax withholdings on stock compensation	(2.4)	—
Payment of debt issuance costs	—	(0.2)

Net cash (used in) provided by financing activities	(5.0)	15.9

Effect of exchange rate changes on cash and cash equivalents	1.1	(0.2)

Decrease in cash and cash equivalents	(331.9)	(243.7)
Cash and cash equivalents, beginning of period	582.4	401.1

Cash and cash equivalents, end of period	$250.5	$157.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results for interim periods are not necessarily indicative of the results for the year.
Stock Compensation Plans
     During the first quarter of 2008 and 2007, the Company recorded approximately $6.6 million and $1.9 million, respectively, of stock compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment.” The stock compensation expense was recorded as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Cost of goods sold	$0.2	$0.1
Selling, general and administrative expenses	6.4	1.8

Total stock compensation expense	$6.6	$1.9

     Stock Incentive Plans
     In 2006, the Company obtained stockholder approval for the 2006 Long Term Incentive Plan (the “2006 Plan”) under which up to 5,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approves grants of awards under the employee and director stock incentive plans described below.
     Employee Plans
     The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is being amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. During the first quarter of 2008, the Company granted 262,200 awards under the 2006 Plan for the three-year performance period commencing in 2008 and ending in 2010. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
awards granted under the 2006 Plan during the three months ended March 31, 2008 was $57.03. Performance award transactions during the three months ended March 31, 2008 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded but not earned at January 1	942,000
Shares awarded	262,200
Shares forfeited or unearned	(22,016)
Shares earned	—

Shares awarded but not earned at March 31	1,182,184

     As of March 31, 2008, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $41.2 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. During the first quarter of 2008, the Company granted 103,400 SSAR awards. During the three months ended March 31, 2008 and 2007, the Company recorded stock compensation expense of approximately $0.4 million and $0.2 million, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company has utilized the “simplified” method for estimating the expected term of granted SSARs during the three months ending March 31, 2008 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the option or SSAR. As the Company has been granting SSARs under the 2006 Plan only since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three months ended March 31, 2008:

Three Months Ended
March 31,
2008
SSARs — weighted average grant date fair value	$17.89

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5
Risk-free interest rate	2.6%
Expected volatility	38.0%
Expected dividend yield	—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     SSAR transactions during the three months ended March 31, 2008 were as follows:

SSARs outstanding at January 1	383,500
SSARs granted	103,400
SSARs exercised	(11,875)
SSARs canceled or forfeited	(10,000)

SSARs outstanding at March 31	465,025

SSAR price ranges per share:
Granted	$56.98
Exercised	23.80-37.38
Canceled or forfeited	23.80-37.38

Weighted average SSAR exercise prices per share:
Granted	$56.98
Exercised	32.72
Canceled or forfeited	30.59
Outstanding at March 31	36.98
     At March 31, 2008, the weighted average remaining contractual life of SSARs outstanding was six years and there were 61,438 SSARs currently exercisable with prices ranging from $23.80 to $37.38, with a weighted average exercise price of $33.48 and an aggregate intrinsic value of $1.6 million. As of March 31, 2008, the total compensation cost related to unvested SSARs not yet recognized was approximately $5.0 million and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, remaining contractual lives and weighted average exercise price by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	March 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2008	Price

$23.80 - $24.51	158,500	5.1	$23.82	17,688	$23.82
$26.00 - $37.38	203,125	5.9	$37.06	43,750	$37.38
$56.98	103,400	6.8	$56.98	—

	465,025			61,438

     The total intrinsic value of SSARs exercised during the three months ended March 31, 2008 was $0.4 million and the total fair value of shares vested during the same period was $0.7 million. The Company did not realize a tax benefit from the exercise of these SSARs. There were 403,587 SSARs that were not vested as of March 31, 2008. The total intrinsic value of outstanding SSARs as of March 31, 2008 was approximately $10.7 million.
     Director Restricted Stock Grants
     The 2006 Plan provides $25,000 in annual restricted stock grants of the Company’s common stock to all non-employee directors effective on the first day of each calendar year. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The January 1, 2007 grant equated to 8,080 shares of common stock, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during the first quarter of 2007 associated with these grants.
     On December 6, 2007, the Board of Directors approved an increase in the annual restricted stock grant to non-employee directors of the Company under the 2006 Plan from $25,000 to $75,000. The 2008 grant was made on April 24, 2008 and equated to 11,320 shares of common stock, of which 8,608 shares of common stock

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
were issued, after shares were withheld for withholding taxes. The Company will record stock compensation expense of approximately $0.8 million during the second quarter of 2008 associated with these grants.
     As of March 31, 2008, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,076,151 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
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
     There were no grants under the Company’s Option Plan during the three months ended March 31, 2008. The Company does not intend to make any grants under the Option Plan in the future. Stock option transactions during the three months ended March 31, 2008 were as follows:

Options outstanding at January 1	75,500
Options granted	—
Options exercised	(10,075)
Options canceled or forfeited	(5,000)

Options outstanding at March 31	60,425

Options available for grant at March 31	1,935,437

Option price ranges per share:
Granted	$—
Exercised	10.06-15.12
Canceled or forfeited	15.12

Weighted average option exercise prices per share:
Granted	$—
Exercised	12.58
Canceled or forfeited	15.12
Outstanding at March 31	15.22
     At March 31, 2008, the outstanding options had a weighted average remaining contractual life of approximately three years and there were 60,425 options currently exercisable with option prices ranging from $10.06 to $22.31, with a weighted average exercise price of $15.22 and an aggregate intrinsic value of $2.7 million.
     The following table sets forth the exercise price range, number of shares, remaining contractual lives and weighted average exercise price by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	March 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2008	Price

$10.06 - $11.88	16,100	2.5	$11.49	16,100	$11.49
$15.12 - $22.31	44,325	3.7	$16.57	44,325	$16.57

	60,425			60,425

     The total intrinsic value of options exercised during the three months ended March 31, 2008 was $0.5 million, and the total fair value of options vested during the same period was less than $0.1 million. Cash received from stock option exercises was approximately $0.1 million for the three months ended March 31, 2008. The Company did not realize a tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company will adopt SFAS No. 161 on January 1, 2009.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R also requires the fair value measurement of certain other assets and liabilities related to the acquisition, such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in a company’s consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on a company’s consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company is required to adopt SFAS No. 141R and SFAS 160 on January 1, 2009.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, the EITF reached a consensus that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 on January 1, 2008 did not have a material effect on the Company’s consolidated results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of their balance sheets. The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on the Company’s consolidated results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
on a recurring basis. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Company’s consolidated results of operations or financial position.
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 on January 1, 2008 did not have a material effect on the Company’s consolidated results of operations or financial position.
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2007, the Company announced the closure of its Valtra sales office located in France. The closure will result in the termination of approximately 15 employees. The Company recorded severance and other facility closure costs of approximately $0.8 million associated with the closure during 2007 and approximately $0.1 million of severance and other facility closure costs during the first quarter of 2008. Approximately $0.7 million of severance and other facility closure costs had been paid as of March 31, 2008, and 12 of the employees had been terminated. The $0.2 million of severance costs accrued at March 31, 2008 are expected to be paid during 2008.
     During the fourth quarter of 2004, the Company initiated the restructuring of certain administrative functions within its Finnish operations, resulting in the termination of 58 employees. As of March 31, 2006, all of the 58 employees had been terminated. As of December 31, 2007, $0.4 million of severance payments were accrued related to possible government-required payments payable to aged terminated employees who would be eligible for such benefits if they did not secure alternative employment prior to the age of 62. During the first quarter of 2008, the Company was notified that it could offset such payments against future pension-related refunds from the Finnish government and thus reversed the accrual.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2008 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:

Balance as of December 31, 2007	$33.4	$103.0	$55.2	$191.6
Foreign currency translation	0.1	4.4	4.5	9.0

Balance as of March 31, 2008	$33.5	$107.4	$59.7	$200.6

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:

Balance as of December 31, 2007	$7.2	$42.6	$32.3	$82.1
Amortization expense	0.3	2.7	1.9	4.9
Foreign currency translation	0.1	1.7	2.8	4.6

Balance as of March 31, 2008	$7.6	$47.0	$37.0	$91.6

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Trademarks
and
Tradenames
Unamortized intangible assets:

Balance as of December 31, 2007	$96.2
Foreign currency translation	3.5

Balance as of March 31, 2008	$99.7

     Changes in the carrying amount of goodwill during the three months ended March 31, 2008 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2007	$3.1	$183.7	$478.8	$665.6
Foreign currency translation	—	2.3	38.5	40.8

Balance as of March 31, 2008	$3.1	$186.0	$517.3	$706.4

     SFAS No. 142, “Goodwill and Other Intangible Assets,” establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments reported under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are not its reporting units, with the exception of its Asia/Pacific and South American geographical segments.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.
4. INDEBTEDNESS
     Indebtedness consisted of the following at March 31, 2008 and December 31, 2007 (in millions):

	March 31,	December 31,
	2008	2007
6 7/8% Senior subordinated notes due 2014	$315.7	$291.8
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
Other long-term debt	0.2	2.5

	718.5	696.9
Less: Current portion of long-term debt	—	(0.2)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	(201.3)
1 1/4% Convertible senior subordinated notes due 2036	(201.3)	(201.3)

Total long-term debt, less current portion	$315.9	$294.1

     Holders of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and 1 1/4% convertible senior subordinated notes due 2036 may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds, respectively, 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of March 31, 2008 and December 31, 2007, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of both notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2008 and December 31, 2007, and, therefore, the Company classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s existing $300.0 million multi-currency revolving credit facility or a combination of these sources.
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
     Inventories at March 31, 2008 and December 31, 2007 were as follows (in millions):

	March 31,	December 31,
	2008	2007
Finished goods	$595.0	$391.7
Repair and replacement parts	391.6	361.1
Work in process	155.7	88.3
Raw materials	355.9	293.1

Inventories, net	$1,498.2	$1,134.2

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended March 31, 2008 and 2007 consisted of the following (in millions):

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$167.1	$136.9
Accruals for warranties issued during the period	42.7	30.9
Settlements made (in cash or in kind) during the period	(30.3)	(27.9)
Foreign currency translation	9.2	1.3

Balance at March 31	$188.7	$141.2

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience.
7. NET INCOME PER COMMON SHARE
     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.
     The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 is as follows (in millions, except per share data):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended March 31,
	2008	2007
Basic net income per share:
Net income	$62.3	$24.5

Weighted average number of common shares outstanding	91.6	91.3

Basic net income per share	$0.68	$0.27

Diluted net income per share:
Net income for purposes of computing diluted net income per share	$62.3	$24.5

Weighted average number of common shares outstanding	91.6	91.3
Dilutive stock options, performance share awards and restricted stock awards	0.3	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	7.4	3.2

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	99.3	94.8

Diluted net income per share	$0.63	$0.26

     There were SSARs to purchase 0.2 million shares for the three months ended March 31, 2007 that were excluded from the calculation of diluted earnings per share because the SSARs had an antidilutive impact.
8. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment with respect to liabilities for unrecognized tax benefits. At March 31, 2008 and December 31, 2007, the Company had approximately $24.8 million and $22.7 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of March 31, 2008 and December 31, 2007, the Company had approximately $15.8 million and $14.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of March 31, 2008 and December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.1 million.
     The tax years 2001 through 2007 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.
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
     The Company uses foreign currency forward contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in the fair value of non-designated derivative contracts are reported in current earnings. The foreign currency forward contracts’ fair value measurements fall within the Level 2 fair value hierarchy under SFAS No. 157. Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.
     During 2008 and 2007, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the same period as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that was reclassified to cost of goods sold during the first quarter ended March 31, 2008 and 2007 was approximately $3.8 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2008 range in maturity through December 2008.
     The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the three months ended March 31, 2008 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2007	$11.4	$3.7	$7.7
Net changes in fair value of derivatives	7.6	0.8	6.8
Net gains reclassified from accumulated other comprehensive income into income	(3.8)	—	(3.8)

Accumulated derivative net gains as of March 31, 2008	$15.2	$4.5	$10.7

     The foreign currency option contracts’ fair value measurements fall within the Level 2 fair value hierarchy under SFAS No. 157. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates, and currency pair volatility.

Notes to Condensed Consolidated Financial Statements — Continued
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
10. COMPREHENSIVE INCOME
     Total comprehensive income for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Net income	$62.3	$24.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	80.6	27.0
Defined benefit pension plans	1.3	—
Unrealized gain on derivatives	3.0	0.1
Unrealized loss on derivatives held by affiliates	(1.5)	(2.7)

Total comprehensive income	$145.7	$48.9

11. ACCOUNTS RECEIVABLE SECURITIZATION
     At March 31, 2008, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $507.9 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose U.S. subsidiary or a qualifying special purpose entity (“QSPE”) in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and, thus, consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $497.8 million at March 31, 2008 and $446.3 million at December 31, 2007. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $6.2 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     The Company continues to service the sold receivables and maintains a retained interest in the receivables. No servicing asset or liability has been recorded as the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Condensed Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold which is approximately 15% of the funded amount. The Company maintains reserves for the

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
portion of the residual interest it estimates is uncollectible. At March 31, 2008 and December 31, 2007, the fair value of the retained interest was approximately $83.6 million and $108.8 million, respectively. The decrease in the fair value of the retained interest during the first quarter of 2008 was primarily due to additional funding under the U.S. securitization facility during the first quarter of 2008. The retained interest fair value measurement falls within the Level 3 fair value hierarchy under SFAS No. 157. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. The fair value was based upon calculating the estimated present value of the retained interest using a discount rate representing a spread over LIBOR and other key assumptions such as historical collection experience.
     The Company has an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. As of March 31, 2008, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $76.5 million compared to approximately $73.3 million as of December 31, 2007.
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
     Net pension and postretirement cost for the plans for the three months ended March 31, 2008 and 2007 are set forth below (in millions):

	Three Months Ended
	March 31,
Pension benefits	2008	2007
Service cost	$3.0	$2.4
Interest cost	11.3	10.9
Expected return on plan assets	(11.3)	(10.7)
Amortization of net actuarial loss and prior service cost	1.4	3.8

Net pension cost	$4.4	$6.4

Postretirement benefits	2008	2007
Service cost	$—	$0.1
Interest cost	0.3	0.3
Amortization of prior service cost	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Net postretirement cost	$0.3	$0.4

     During the three months ended March 31, 2008, approximately $8.5 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2008 to its defined benefit pension plans will aggregate approximately $35.1 million. During the three months ended March 31, 2008, the Company made approximately $0.6 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.1 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2008.
     SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), requires companies to measure all defined benefit assets and obligations as of the date of their fiscal year end effective for years ending

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
after December 15, 2008. The Company adopted the measurement date provisions of SFAS No. 158 during the first quarter of 2008 to transition the Company’s U.K. pension plan to a December 31 measurement date using the second approach as afforded by paragraph 19 of SFAS No. 158. The impact of the adoption resulted in a reduction to the Company’s opening retained earnings balance as of January 1, 2008 of approximately $1.1 million, net of taxes.
13. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2008 and 2007 and assets as of March 31, 2008 and December 31, 2007 are as follows (in millions):

Three Months Ended	North	South	Europe/Africa/	Asia/
March 31,	America	America	Middle East	Pacific	Consolidated
2008
Net sales	$367.7	$321.4	$1,045.5	$52.0	$1,786.6
(Loss) income from operations	(13.0)	34.4	97.4	5.8	124.6
Depreciation	6.8	5.2	18.2	0.8	31.0
Capital expenditures	5.3	1.5	39.1	—	45.9

2007
Net sales	$326.8	$189.3	$780.1	$36.4	$1,332.6
(Loss) income from operations	(7.3)	19.7	47.1	3.1	62.6
Depreciation	6.4	4.4	14.7	0.7	26.2
Capital expenditures	1.9	2.0	19.8	—	23.7

Assets
As of March 31, 2008	$703.8	$540.0	$1,834.4	$90.8	$3,169.0
As of December 31, 2007	662.6	443.1	1,470.4	75.8	2,651.9
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended
	March 31,
	2008	2007
Segment income from operations	$124.6	$62.6
Corporate expenses	(19.0)	(11.0)
Stock compensation expenses	(6.4)	(1.8)
Restructuring and other infrequent expense	(0.1)	—
Amortization of intangibles	(4.9)	(4.2)

Consolidated income from operations	$94.2	$45.6

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	As of	As of
	March 31,	December 31,
	2008	2007
Segment assets	$3,169.0	$2,651.9
Cash and cash equivalents	250.5	582.4
Receivables from affiliates	3.0	1.7
Investments in affiliates	302.8	284.6
Deferred tax assets	134.2	141.8
Other current and noncurrent assets	279.2	253.9
Intangible assets, net	208.7	205.7
Goodwill	706.4	665.6

Consolidated total assets	$5,053.8	$4,787.6

14. COMMITMENTS AND CONTINGENCIES
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $21.3 million and $21.9 million against its outstanding balance of Brazilian VAT taxes receivable as of March 31, 2008 and December 31, 2007, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.
     The Company is a party to various legal claims and actions incidental to its business.  The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition or liquidity.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2007, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by the Company and certain of its subsidiaries.  Subsequently the Company was contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ.  Similar inquiries have been initiated by the Danish and French governments regarding two of the Company’s subsidiaries.  The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002.  The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records.  The Company is cooperating fully in these inquiries, including discussions regarding settlement.  It is not possible to predict the outcome of these inquiries or their impact, if any, on the Company, although if the outcomes were adverse the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.

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
RESULTS OF OPERATIONS
     For the first quarter of 2008, we generated net income of $62.3 million, or $0.63 per share, compared to net income of $24.5 million, or $0.26 per share, for the same period in 2007.
     Net sales during the first quarter of 2008 were $1,786.6 million, or approximately 34.1% higher than the first quarter of 2007, due to sales growth in all four of our geographical segments as well as the positive impact of currency translation.
     First quarter 2008 income from operations was $94.2 million compared to $45.6 million in the first quarter of 2007. The increase in income from operations was primarily due to the increase in net sales, an improved product mix and efficiencies from higher production.
     Income from operations increased in our Europe/Africa/Middle East region in the first quarter of 2008 primarily due to higher sales volumes, a favorable product mix of higher margin high horsepower tractors and positive currency impacts. In the South America region, income from operations increased in the first quarter of 2008 compared to the first quarter of 2007 due to increased sales and production volumes that were partially offset by negative currency impacts on goods manufactured in Brazil and exported to other South American countries. Income from operations in North America was lower in the first quarter of 2008 primarily due to negative currency impacts on products sourced from Brazil and Europe, partially offset by sales growth. Income from operations in our Asia/Pacific region increased in the first quarter of 2008 due to increased sales volumes primarily resulting from improving market conditions in Australia.
Retail Sales
     In North America, industry unit retail sales of tractors for the first quarter of 2008 decreased approximately 11% compared to the first quarter of 2007 resulting from significant decreases in the compact and utility tractor segments partially offset by increases in industry unit retail sales of high horsepower tractors. Industry unit retail sales of combines for the first quarter of 2008 were approximately 12% higher than the prior year period. Weaker market conditions have reduced demand for compact and utility tractors that are more often used in non-farming applications. Higher farm income in 2007 and higher commodity prices in North America contributed to significant increases in sales of high horsepower tractors and combines in the first quarter of 2008. Our unit retail sales of tractors were lower in the first quarter of 2008 compared to the first quarter of 2007 due to the market weakness in compact and utility tractors. Our unit retail sales of high horsepower tractors and combines increased in the first quarter of 2008 compared to the same period in 2007.
     In Europe, industry unit retail sales of tractors for the first quarter of 2008 increased approximately 3% compared to the first quarter of 2007. Retail demand improved in France, the United Kingdom, Spain and Eastern Europe, but declined in Finland, Italy and Scandinavia. Our unit retail sales of tractors for the first quarter of 2008 were relatively flat when compared to the first quarter of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     South American industry unit retail sales of tractors in the first quarter of 2008 increased approximately 45% over the prior year period. Industry unit retail sales of combines for the first quarter of 2008 were approximately 77% higher than the prior year period. Industry unit retail sales of tractors and combines in the major market of Brazil increased approximately 47% and 115%, respectively, during the first quarter of 2008 compared to the same period in 2007. Our South American unit retail sales of tractors and combines were also higher in the first quarter of 2008 compared to the same period in 2007. Increasing commodity prices and favorable farm fundamentals in South America contributed to increased industry demand.
     Outside of North America, Europe and South America, net sales for the first quarter of 2008 increased approximately 16% compared to the prior year period due to higher sales in Australia and New Zealand.
Statement of Operations
     Net sales for the first quarter of 2008 were $1,786.6 million compared to $1,332.6 million for the same period in 2007. Net sales increased in all four of AGCO’s geographical segments, with the largest percentage increase in South America, where improved market conditions in Brazil led to higher sales. Foreign currency translation positively impacted net sales by approximately $173.9 million, or 13.1%, in the first quarter of 2008. The following table sets forth, for the three months ended March 31, 2008 and 2007, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	March 31,		Change		translation
	2008	2007	$	%	$	%
North America	$367.7	$326.8	$40.9	12.5%	$7.3	2.2%
South America	321.4	189.3	132.1	69.8%	49.0	25.9%
Europe/Africa/Middle East	1,045.5	780.1	265.4	34.0%	112.2	14.4%
Asia/Pacific	52.0	36.4	15.6	42.7%	5.4	14.8%

	$1,786.6	$1,332.6	$454.0	34.1%	$173.9	13.1%

     Regionally, net sales in North America increased during the first quarter of 2008 primarily due to increased sales of high horsepower tractors and combines partially offset by decreases in the sales of compact and utility tractors. In the Europe/Africa/Middle East region, net sales increased in the first quarter of 2008 primarily due to sales growth in France, Germany and Eastern Europe. Net sales in South America increased during the first quarter of 2008 primarily as a result of stronger market conditions in the region, predominantly in Brazil. In the Asia/Pacific region, net sales increased in the first quarter of 2008 compared to the same period in 2007 due to sales growth in Australia and New Zealand. We estimate that worldwide average price increases during the first quarter of 2008 contributed approximately 2% to the increase in sales. Consolidated net sales of tractors and combines, which comprised approximately 70% of our net sales in the first quarter of 2008, increased approximately 41% in the first quarter of 2008 compared to the same period in 2007. Unit sales of tractors and combines increased approximately 17% during the first quarter of 2008 compared to the same period in 2007. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

	Three Months Ended
	March 31,
	2008		2007
		% of		% of
	$	Net sales	$	Net sales(1)
Gross profit	$315.2	17.6%	$219.4	16.5%
Selling, general and administrative expenses	170.6	9.5%	137.2	10.3%
Engineering expenses	45.4	2.5%	32.4	2.4%
Restructuring and other infrequent expenses	0.1	—	—	—
Amortization of intangibles	4.9	0.3%	4.2	0.3%

Income from operations	$94.2	5.3%	$45.6	3.4%

(1)	Rounding may impact summation of percentages.
     Gross profit as a percentage of net sales increased during the first quarter of 2008 compared to the prior year period, primarily due to increased net sales, higher production and an improved sales mix, partially offset by negative currency impacts. Gross margins in North America continued to be adversely affected by the weaker United States dollar on products imported from our European and Brazilian manufacturing facilities. Unit production of tractors and combines during the first quarter of 2008 was approximately 25% higher than the comparable period in 2007. In the first quarter of 2008, sales and gross margins benefited from increased sales and production of our Fendt high horsepower tractors as compared to the first quarter of 2007, which was negatively impacted by supplier constraints at our German manufacturing facility and the timing of new Fendt product introductions. We recorded approximately $0.2 million and $0.1 million of stock compensation expense, within cost of goods sold, during the first quarter of 2008 and 2007, respectively, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the first quarter of 2008 compared to the prior year period primarily due to higher sales volumes and cost control initiatives. Engineering expenses increased during the first quarter of 2008 compared to the prior year period, as a result of higher spending to fund new products, product improvements and cost reduction projects. We recorded approximately $6.4 million and $1.8 million of stock compensation expense, within SG&A, during the first quarter of 2008 and 2007, respectively, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.
     We recorded restructuring and other infrequent expenses of approximately $0.1 million during the first quarter of 2008, primarily related to severance costs associated with the rationalization of our Valtra sales office located in France. See Note 2 to our Condensed Consolidated Financial Statements for further discussion of restructuring activities.
     Interest expense, net was $5.1 million for the first quarter of 2008 compared to $6.7 million for the comparable period in 2007. The decrease was primarily due to a reduction in debt levels and increased interest income earned during first quarter of 2008 compared to 2007.
     Other expense, net was $6.0 million during the first quarter of 2008 compared to $8.6 million for the same period in 2007. Losses on sales of receivables, primarily under our securitization facilities, were $6.2 million in the first quarter of 2008 compared to $6.7 million for the same period in 2007. The decrease was due to lower interest rates in 2008 compared to 2007, partially offset by higher outstanding funding under the securitizations in the first quarter of 2008 as compared to 2007. There was also an increase in foreign exchange gains in the first quarter of 2008 compared to the same period in 2007.
     We recorded an income tax provision of $29.8 million for the first quarter of 2008 compared to $12.8 million for the comparable period in 2007. The effective tax rate was 35.9% for the first quarter of 2008 compared to 42.2% in the comparable prior year period. Our effective tax rate was positively impacted during the first quarter of 2008, primarily due to reductions in statutory tax rates in the United Kingdom and Germany.
     Equity in net earnings of affiliates was $9.0 million for the first quarter of 2008 compared to $7.0 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
for the comparable period in 2007. As of March 31, 2008, the retail finance portfolio in our AGCO Finance joint venture in Brazil was approximately $1.4 billion. As a result of weak market conditions in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. While the joint venture currently considers its reserves for loan losses adequate, the joint venture will continue to monitor its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     Our current financing and funding sources, with balances outstanding as of March 31, 2008, are our €200.0 million (or approximately $315.7 million) principal amount 6 7/8% senior subordinated notes due 2014, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, approximately $507.9 million of accounts receivable securitization facilities (with approximately $497.8 million in outstanding funding as of March 31, 2008), and our $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of March 31, 2008).
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of our common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into our common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.1063 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require us to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014 and our 1 3/4% convertible senior subordinated notes due 2033.
     Our $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of our common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into our common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 31, 2010, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (also as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $17.07 per share or more than $110.00 per share. The number of additional make whole shares range from 13.2 shares per $1,000 principal amount at $17.07 per share to 0.1 shares per $1,000 principal amount at $110.00 per share for the year ended December 31, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 58.5823 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.
     As of March 31, 2008 and December 31, 2007, the closing sales price of our common stock had exceeded

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
120% of the conversion price of $22.36 and $40.73 per share for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes, respectively, for at least 20 trading days in the 30 consecutive trading days ending March 31, 2008 and December 31, 2007, and, therefore, we classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility or a combination of these sources.
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. In August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment a proposed FASB Staff Position (“FSP”) that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash Upon Conversion,” to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Based on decisions made by the FASB during the first quarter of 2008, it is expected that the FASB will issue final guidance under the proposed FSP in 2008. This guidance is expected to be effective for fiscal periods beginning after December 15, 2008, not to permit early application and to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” We have not yet fully evaluated and computed the effects of the proposed FSP to our results of operations and financial position. However, the proposed FSP will impact the accounting treatment of our convertible senior subordinated notes discussed above by (1) shifting a portion of the convertible notes balances to additional paid-in capital, (2) creating a discount on the convertible notes that would be amortized through interest expense over the life of the convertible notes, thus significantly increasing interest expense and (3) therefore, reducing our net income and our basic and diluted net income per share within our consolidated statements of operations.
     Our current credit facility provides for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility is December 2008 and the maturity date for the term loan facility is June 2009. We anticipate entering into a new revolving credit facility in the second quarter of 2008 to replace the current revolving credit facility. We were required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). On June 29, 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. The revolving credit is secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrues on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrued on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also must fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of March 31, 2008, we had no outstanding borrowings under the multi-currency revolving credit facility. As of March 31, 2008, we had availability to borrow $291.8 million under the revolving credit facility. As of March 31, 2007, we had total borrowings of $114.3 million under the credit facility, which included $72.5 million under the United States dollar denominated term loan facility, €28.6 million (approximately $38.2 million) under the Euro denominated term loan facility and $3.6 million outstanding under the multi-currency revolving credit facility. As of March 31, 2007, we had availability to borrow $288.9 million under the revolving credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Our €200.0 million of 6 7/8% senior subordinated notes due 2014 are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. As of March 31, 2008, the aggregate amount of these facilities was $507.9 million. The outstanding funded balance of $497.8 million as of March 31, 2008 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
     The securitization facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank”. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.
     We have an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we will continue to service the receivables. As of March 31, 2008, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $76.5 million compared to approximately $73.3 million as of December 31, 2007.
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
     Cash flow used in operating activities was $282.1 million for the first quarter of 2008 compared to $236.0 million for the first quarter of 2007. The use of cash in both periods was primarily due to seasonal increases in working capital.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $702.3 million in working capital at March 31, 2008, as compared with $638.4 million at December 31, 2007 and $749.3 million at March 31, 2007. Accounts receivable and inventories, combined, at March 31, 2008 were $464.7 million higher than at December 31, 2007 and $403.1 million higher than at March 31, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
     Capital expenditures for the first quarter of 2008 were $45.9 million compared to $23.7 million for the first quarter of 2007. We anticipate that capital expenditures for the full year of 2008 will range from approximately $190 million to $200 million and will primarily be used to support our manufacturing operations, systems initiatives, and to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 24.7% at March 31, 2008 compared to 25.4% at December 31, 2007.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     At March 31, 2008, we were obligated under certain circumstances to purchase, through the year 2010, up to $4.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At March 31, 2008, we guaranteed indebtedness owed to third parties of approximately $145.3 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At March 31, 2008, we had foreign currency forward contracts to buy an aggregate of approximately $469.9 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $104.0 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $21.3 million and $21.9 million against our outstanding balance of Brazilian VAT taxes receivable as of March 31, 2008 and December 31, 2007, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2007, in February 2006, we

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)
received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.”  See Part II, Item 1, “Legal Proceedings” for further discussion of the matter.
OUTLOOK
     Worldwide industry retail sales of farm equipment in 2008 are expected to increase from 2007 levels. In North America, weaker overall economic conditions are expected to produce declines in industry retail sales of low and medium horsepower tractors, but projected higher 2008 farm income is expected to result in increased industry retail sales of high horsepower tractors and combines compared to 2007. In South America, favorable farm fundamentals in Brazil and Argentina are expected to produce increased industry retail sales. In Europe, continued market expansion in Eastern Europe and higher farm income in Western Europe is expected to result in increased retail sales.
     For the full year of 2008, we are targeting earnings improvement resulting primarily from higher sales volumes and margin improvements partially offset by increased spending for new product programs, systems iniatives and market development.
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
FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand conditions, earnings per share, net sales and income, income from operations, conversion of outstanding notes, future capital expenditures and indebtedness requirements, working capital needs and currency translation, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
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
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2007.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States is denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2007 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian Real and the Canadian dollar in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are non-designated derivative instruments. Changes in fair value of non-designated derivative contracts are reported in current earnings. During 2008 and 2007, we designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the same period as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that was reclassified to cost of goods sold during the first quarter ended March 31, 2008 and 2007 was approximately $3.8 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2008 range in maturity through December 2008.
     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of March 31, 2008 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)
Australian dollar	$(10.8)	1.09	$0.1
Brazilian Real	352.8	1.79	6.1
British pound	84.0	0.50	(0.2)
Canadian dollar	(26.4)	1.00	0.8
Euro	17.8	1.07	7.3
Japanese yen	15.3	101.09	0.2
Mexican peso	(12.8)	10.84	(0.3)
New Zealand dollar	(23.7)	5.18	(0.4)
Norwegian krone	(2.8)	1.27	—
Polish zloty	(2.6)	2.20	—
Russian ruble	(16.8)	23.66	(0.1)
Swedish krona	(8.1)	6.09	(0.2)

			$13.3

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended March 31, 2008 would have increased by approximately $0.4 million.
     We had no interest rate swap contracts outstanding in the three months ended March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business.  We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition or liquidity.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2007, in February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.”  This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries.  Subsequently we were contacted by the Department of Justice (“DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ.  Similar inquiries have been initiated by the Danish and French governments regarding two of our subsidiaries.  The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002.  The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records.  We are cooperating fully in these inquiries, including discussions regarding settlement.  It is not possible to predict the outcome of these inquiries or their impact, if any, on us; although if the outcomes were adverse we could be required to pay fines and make other payments as well as take appropriate remedial actions.

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation
3.1	Amended and Restated Bylaws of AGCO Corporation, as amended through October 25, 2007	October 29, 2007, Form 8-K, Exhibit 3.1

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant
Date: May 9, 2008	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)