Form 10-Q
period 2008-06-30
AGCO CORP /DE
filed 2008-08-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended June 30, 2008
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
     As of July 31, 2008, AGCO Corporation had 91,735,652 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

Page
Numbers
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2008 and 2007	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	38

Item 4. Submission of Matters to a Vote of Securities Holders	39

Item 5. Other information	40

Item 6. Exhibits	43

SIGNATURES	44
EX-10.2 EXECUTIVE NON-QUALIFIED PENSION PLAN
EX-10.3 2006 LONG TERM INCENTIVE PLAN
EX-10.4 MANAGEMENT INCENTIVE COMPENSATION PLAN
EX-10.5 EMPLOYMENT AGREEMENT WITH ANDREW H. BECK
EX-10.6 EMPLOYMENT AGREEMENT WITH GARY L. COLLAR
EX-10.7 EMPLOYMENT AGREEMENT WITH HUBERTUS MUEHLHAEUSER
EX-10.8 EMPLOYMENT AGREEMENT WITH MARTIN RICHENHAGEN
EX-31.1 SECTION 302 CERTIFICATION OF MARTIN RICHENHAGEN
EX-31.2 SECTION 302 CERTIFICATION ANDREW H. BECK
EX-32.0 SECTION 906 CERTIFICATION OF MARTIN RICHENHAGEN AND ANDREW H. BECK

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$558.5	$582.4
Accounts and notes receivable, net	834.3	766.4
Inventories, net	1,526.4	1,134.2
Deferred tax assets	44.5	52.7
Other current assets	244.8	186.0

Total current assets	3,208.5	2,721.7
Property, plant and equipment, net	841.9	753.0
Investment in affiliates	322.3	284.6
Deferred tax assets	78.5	89.1
Other assets	77.9	67.9
Intangible assets, net	206.5	205.7
Goodwill	722.9	665.6

Total assets	$5,458.5	$4,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$0.2
Convertible senior subordinated notes	402.5	402.5
Accounts payable	973.4	827.1
Accrued expenses	888.3	773.2
Other current liabilities	81.8	80.3

Total current liabilities	2,346.0	2,083.3
Long-term debt, less current portion	315.3	294.1
Pensions and postretirement health care benefits	144.6	150.3
Deferred tax liabilities	170.7	163.6
Other noncurrent liabilities	59.4	53.3

Total liabilities	3,036.0	2,744.6

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2008 and 2007	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,735,652 and 91,609,895 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	0.9	0.9
Additional paid-in capital	954.7	942.7
Retained earnings	1,214.7	1,020.4
Accumulated other comprehensive income	252.2	79.0

Total stockholders’ equity	2,422.5	2,043.0

Total liabilities and stockholders’ equity	$5,458.5	$4,787.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2008	2007
Net sales	$2,395.4	$1,711.4
Cost of goods sold	1,967.2	1,414.4

Gross profit	428.2	297.0

Selling, general and administrative expenses	181.0	144.4
Engineering expenses	53.0	37.3
Restructuring and other infrequent expenses	0.1	0.3
Amortization of intangibles	5.0	4.4

Income from operations	189.1	110.6

Interest expense, net	5.5	7.5
Other expense, net	9.6	9.5

Income before income taxes and equity in net earnings of affiliates	174.0	93.6

Income tax provision	55.5	36.1

Income before equity in net earnings of affiliates	118.5	57.5

Equity in net earnings of affiliates	14.6	6.3

Net income	$133.1	$63.8

Net income per common share:
Basic	$1.45	$0.70

Diluted	$1.34	$0.67

Weighted average number of common and common equivalent shares outstanding:
Basic	91.7	91.5

Diluted	99.1	95.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2008	2007
Net sales	$4,182.0	$3,044.0
Cost of goods sold	3,438.6	2,527.6

Gross profit	743.4	516.4

Selling, general and administrative expenses	351.6	281.6
Engineering expenses	98.4	69.7
Restructuring and other infrequent expenses	0.2	0.3
Amortization of intangibles	9.9	8.6

Income from operations	283.3	156.2

Interest expense, net	10.6	14.2
Other expense, net	15.6	18.1

Income before income taxes and equity in net earnings of affiliates	257.1	123.9

Income tax provision	85.3	48.9

Income before equity in net earnings of affiliates	171.8	75.0

Equity in net earnings of affiliates	23.6	13.3

Net income	$195.4	$88.3

Net income per common share:
Basic	$2.13	$0.97

Diluted	$1.97	$0.93

Weighted average number of common and common equivalent shares outstanding:
Basic	91.7	91.4

Diluted	99.2	95.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$195.4	$88.3

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	63.5	53.7
Deferred debt issuance cost amortization	1.8	2.7
Amortization of intangibles	9.9	8.6
Stock compensation	15.0	3.3
Equity in net earnings of affiliates, net of cash received	(15.8)	0.2
Deferred income tax provision	17.2	9.3
Gain on sale of property, plant and equipment	(0.1)	—
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(9.2)	(34.3)
Inventories, net	(320.4)	(153.1)
Other current and noncurrent assets	(39.7)	(8.8)
Accounts payable	85.9	(4.1)
Accrued expenses	69.3	9.5
Other current and noncurrent liabilities	(11.5)	(2.4)

Total adjustments	(134.1)	(115.4)

Net cash provided by (used in) operating activities	61.3	(27.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(99.7)	(48.9)
Proceeds from sales of property, plant and equipment	1.8	0.5
Investments in unconsolidated affiliates	(0.4)	—

Net cash used in investing activities	(98.3)	(48.4)

Cash flows from financing activities:
Proceeds from (repayment of) debt obligations, net	1.6	(110.3)
Proceeds from issuance of common stock	0.2	7.4
Payment of minimum tax withholdings on stock compensation	(3.1)	—
Payment of debt issuance costs	(1.3)	(0.2)

Net cash used in financing activities	(2.6)	(103.1)

Effect of exchange rate changes on cash and cash equivalents	15.7	7.3

Decrease in cash and cash equivalents	(23.9)	(171.3)
Cash and cash equivalents, beginning of period	582.4	401.1

Cash and cash equivalents, end of period	$558.5	$229.8

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
Stock Compensation Plans
     During the three months and six months ended June 30, 2008, the Company recorded approximately $8.6 million and $15.2 million, respectively, of stock compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). During the three months and six months ended June 30, 2007, the Company recorded approximately $1.7 million and $3.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. The stock compensation expense was recorded as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of goods sold	$0.2	$—	$0.4	$0.1
Selling, general and administrative expenses	8.4	1.7	14.8	3.5

Total stock compensation expense	$8.6	$1.7	$15.2	$3.6

     In 2006, the Company obtained stockholder approval for the 2006 Long Term Incentive Plan (the “2006 Plan”) under which up to 5,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approves grants of awards under the employee and director stock incentive plans described below.
     Employee Plans
     The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is being amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. During the six months

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

ended June 30, 2008, the Company granted 267,700 awards under the 2006 Plan for the three-year performance period commencing in 2008 and ending in 2010. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2008 was $57.22. Performance award transactions during the six months ended June 30, 2008 were as follows and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded but not earned at January 1	942,000
Shares awarded	267,700
Shares forfeited or unearned	(34,238)
Shares earned	—

Shares awarded but not earned at June 30	1,175,462

     As of June 30, 2008, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $35.2 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. During the six months ended June 30, 2008, the Company granted 104,400 SSAR awards. During the three and six months ended June 30, 2008, the Company recorded stock compensation expense of approximately $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2007, the Company recorded stock compensation expense of approximately $0.3 million and $0.5 million, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company has utilized the “simplified” method for estimating the expected term of granted SSARs during the six months ended June 30, 2008 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the option or SSAR. As the Company has only been granting SSARs under the 2006 Plan since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three and six months ended June 30, 2008:

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
Weighted average grant date fair value	$21.55	$17.93

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	3.2%	2.6%
Expected volatility	38.7%	38.0%
Expected dividend yield	—	—
     SSAR transactions during the six months ended June 30, 2008 were as follows:

SSARs outstanding at January 1	383,500
SSARs granted	104,400
SSARs exercised	(40,250)
SSARs canceled or forfeited	(10,000)

SSARs outstanding at June 30	437,650

SSAR price ranges per share:
Granted	$56.98-66.20
Exercised	23.80-37.38
Canceled or forfeited	23.80-37.38

Weighted average SSAR exercise prices per share:
Granted	$57.07
Exercised	30.61
Canceled or forfeited	30.59
Outstanding at June 30	37.52
     At June 30, 2008, the weighted average remaining contractual life of SSARs outstanding was approximately six years and there were 78,875 SSARs currently exercisable with exercise prices ranging from $23.80 to $37.38, with a weighted average exercise price of $29.21 and an aggregate intrinsic value of $1.8 million. As of June 30, 2008, the total compensation cost related to unvested SSARs not yet recognized was approximately $4.6 million and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	June 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2008	Price
$23.80 – $24.51	142,500	4.8	$23.82	47,500	$23.81
$26.00 – $37.38	190,750	5.6	$37.04	31,375	$37.38
$56.98 – $66.20	104,400	6.6	$57.07	—

	437,650			78,875

     The total intrinsic value of SSARs exercised during the six months ended June 30, 2008 was $1.2 million and the total fair value of SSARs vested during the same period was $1.1 million. The Company did not realize a tax benefit from the exercise of these SSARs. There were 358,775 SSARs that were not vested as of June 30, 2008. The total intrinsic value of outstanding SSARs as of June 30, 2008 was approximately $7.0 million.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

     Director Restricted Stock Grants
     The 2006 Plan provided for $25,000 in annual restricted stock grants of the Company’s common stock to all non-employee directors effective on the first day of each calendar year. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The January 1, 2007 grant equated to 8,080 shares of common stock, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during the first quarter of 2007 associated with these grants.
     On December 6, 2007, the Board of Directors approved an increase in the annual restricted stock grant to non-employee directors of the Company under the 2006 Plan from $25,000 to $75,000. The 2008 grant was made on April 24, 2008 and equated to 11,320 shares of common stock, of which 8,608 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.8 million during the second quarter of 2008 associated with these grants.
     As of June 30, 2008, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,109,301 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
     Stock Option Plan
     The Company’s Option Plan provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the Company’s Board of Directors except in the case of an incentive stock option, for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire no later than ten years from the date of grant.
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. Stock option transactions during the six months ended June 30, 2008 were as follows:

Options outstanding at January 1	75,500
Options granted	—
Options exercised	(12,300)
Options canceled or forfeited	(5,000)

Options outstanding at June 30	58,200

Options available for grant at June 30	1,935,437

Option price ranges per share:
Granted	$—
Exercised	10.06–22.31
Canceled or forfeited	15.12

Weighted average option exercise prices per share:
Granted	$—
Exercised	14.09
Canceled or forfeited	15.12
Outstanding at June 30	15.00

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

     At June 30, 2008, the outstanding options had a weighted average remaining contractual life of approximately three years and there were 58,200 options currently exercisable with option prices ranging from $10.06 to $20.85 with a weighted average exercise price of $15.00 and an aggregate intrinsic value of $2.2 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	June 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2008	Price
$10.06 - $11.63	16,100	2.2	$11.49	16,100	$11.49
$15.12 - $20.85	42,100	3.5	$16.34	42,100	$16.34

	58,200			58,200

     The total intrinsic value of options exercised during the six months ended June 30, 2008 was $0.6 million and the total fair value of shares vested during the same period was less than $0.1 million. Cash received from stock option exercises was approximately $0.2 million for the six months ended June 30, 2008. The Company did not realize a tax benefit from the exercise of these options.
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement).”   The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.”   The FSP will impact the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The FSP will result in a significant increase in interest expense and, therefore, reduce net income and basic and diluted earnings per share within the Company’s consolidated statements of operations.  The Company will adopt the requirements of the FSP on January 1, 2009, and estimates that upon adoption, its “retained earnings” balance will be reduced by approximately $37 million, its “convertible senior subordinated notes” balance will be reduced by approximately $57 million and its “additional paid-in capital” balance will increase by approximately $57 million, including a deferred tax impact of approximately $37 million.  “Interest expense, net” attributable to the convertible senior subordinated notes during the fiscal year ended December 31, 2009 is expected to increase by approximately $15 million, compared to 2008, as a result of the adoption.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company will adopt SFAS No. 161 on January 1, 2009.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R also requires the fair value measurement of certain other assets and liabilities related to the acquisition, such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in a company’s consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on a company’s consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company is required to adopt SFAS No. 141R and SFAS No. 160 on January 1, 2009.
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
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company would have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 on January 1, 2008 did not have a material effect on the Company’s consolidated results of operations or financial position.
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2007, the Company announced the closure of its Valtra sales office located in France. The closure will result in the termination of approximately 15 employees. The Company recorded severance and other facility closure costs of approximately $0.8 million associated with the closure during 2007 and approximately $0.1 million of severance and other facility closure costs during the first quarter of 2008. Approximately $0.8 million of severance and other facility closure costs had been paid as of June 30, 2008, and 13 of the employees had been terminated. The $0.1 million of severance costs accrued at June 30, 2008 are expected to be paid during 2008. In addition, during the second quarter of 2008, the Company recorded and incurred employee relocation costs of approximately $0.1 million associated with the closure of one of its German sales offices initiated in 2006.
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
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2008 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
Gross carrying amounts:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2007	$33.4	$103.0	$55.2	$191.6
Foreign currency translation	0.2	9.6	4.4	14.2

Balance as of June 30, 2008	$33.6	$112.6	$59.6	$205.8

	Trademarks
	and	Customer	Patents and
Accumulated amortization:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2007	$7.2	$42.6	$32.3	$82.1
Amortization expense	0.6	5.4	3.9	9.9
Foreign currency translation	0.2	4.0	2.7	6.9

Balance as of June 30, 2008	$8.0	$52.0	$38.9	$98.9

Trademarks
and
Unamortized intangible assets:	Tradenames
Balance as of December 31, 2007	$96.2
Foreign currency translation	3.4

Balance as of June 30, 2008	$99.6

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

     Changes in the carrying amount of goodwill during the six months ended June 30, 2008 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2007	$3.1	$183.7	$478.8	$665.6
Foreign currency translation	—	19.8	37.5	57.3

Balance as of June 30, 2008	$3.1	$203.5	$516.3	$722.9

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

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

4. INDEBTEDNESS
     Indebtedness consisted of the following at June 30, 2008 and December 31, 2007 (in millions):

	June 30,	December 31,
	2008	2007
6 7/8% Senior subordinated notes due 2014	$315.1	$291.8
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
Other long-term debt	0.2	2.5

	717.9	696.9
Less: Current portion of long-term debt	—	(0.2)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	(201.3)
1 1/4% Convertible senior subordinated notes due 2036	(201.3)	(201.3)

Total long-term debt, less current portion	$315.3	$294.1

     On May 16, 2008, the Company entered into a new $300.0 million unsecured multi-currency revolving credit facility. The new credit facility replaced the Company’s former $300.0 million secured multi-currency revolving credit facility. The maturity date of the new facility is May 16, 2013. Interest accrues on amounts outstanding under the new facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon the Company’s total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon the Company’s total debt ratio. The new facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the new facility. The Company also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of June 30, 2008, the Company had no outstanding borrowings under the new facility. As of June 30, 2008, the Company had availability to borrow $291.3 million under the new facility.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and 1 1/4% convertible senior subordinated notes due 2036 may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds, respectively, 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes, for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of June 30, 2008 and December 31, 2007, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of both notes for at least 20 trading days in the 30 consecutive trading days ending June 30, 2008 and December 31, 2007, and, therefore, the Company classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s $300.0 million multi-currency revolving credit facility or a combination of these sources.
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

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

     Inventories at June 30, 2008 and December 31, 2007 were as follows (in millions):

	June 30,	December 31,
	2008	2007
Finished goods	$570.7	$391.7
Repair and replacement parts	398.9	361.1
Work in process	189.6	88.3
Raw materials	367.2	293.1

Inventories, net	$1,526.4	$1,134.2

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended June 30, 2008 and 2007 consisted of the following (in millions):

	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$188.7	$141.2
Accruals for warranties issued during the period	46.3	34.1
Settlements made (in cash or in kind) during the period	(29.5)	(30.3)
Foreign currency translation	1.3	2.3

Balance at June 30	$206.8	$147.3

     The warranty reserve activity for the six months ended June 30, 2008 and 2007 consisted of the following (in millions):

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$167.1	$136.9
Accruals for warranties issued during the period	89.0	65.0
Settlements made (in cash or in kind) during the period	(59.8)	(58.2)
Foreign currency translation	10.5	3.6

Balance at June 30	$206.8	$147.3

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
     The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

under certain circumstances if the notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic net income per share:
Net income	$133.1	$63.8	$195.4	$88.3

Weighted average number of common shares outstanding	91.7	91.5	91.7	91.4

Basic net income per share	$1.45	$0.70	$2.13	$0.97

Diluted net income per share:
Net income for purposes of computing diluted net income per share	$133.1	$63.8	$195.4	$88.3

Weighted average number of common shares outstanding	91.7	91.5	91.7	91.4
Dilutive stock options, performance share awards and restricted stock awards	0.2	0.1	0.2	0.2
Weighted average assumed conversion of contingently convertible senior subordinated notes	7.2	4.3	7.3	3.8

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	99.1	95.9	99.2	95.4

Diluted net income per share	$1.34	$0.67	$1.97	$0.93

     There were SSARs to purchase 0.1 million shares of the Company’s common stock for both the three and six months ended June 30, 2008 and 0.2 million shares of the Company’s common stock for both the three and six months ended June 30, 2007 that were excluded from the calculation of diluted earnings per share because they had an antidilutive impact.
8. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment with respect to liabilities for unrecognized tax benefits. At June 30, 2008 and December 31, 2007, the Company had approximately $26.3 million and $22.7 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of June 30, 2008 and December 31, 2007, the Company had approximately $12.5 million and $14.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of June 30, 2008 and December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.5 million and $1.1 million, respectively.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

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
     The Company uses foreign currency forward contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in the fair value of non-designated derivative contracts are reported in current earnings. The foreign currency forward contracts’ fair value measurements fall within the Level 2 fair value hierarchy under SFAS No. 157. Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.
     During 2008 and 2007, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the same period as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that was reclassified to cost of goods sold during the six months ended June 30, 2008 and 2007 was approximately $11.1 million

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2008 range in maturity through December 2008.
     The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the six months ended June 30, 2008 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2007	$11.4	$3.7	$7.7
Net changes in fair value of derivatives	25.0	5.8	19.2
Net gains reclassified from accumulated other comprehensive income into income	(13.8)	(2.7)	(11.1)

Accumulated derivative net gains as of June 30, 2008	$22.6	$6.8	$15.8

     The foreign currency option contracts’ fair value measurements fall within the Level 2 fair value hierarchy under SFAS No. 157. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.
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
10. COMPREHENSIVE INCOME
     Total comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$133.1	$63.8	$195.4	$88.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	81.6	59.3	162.2	86.3
Defined benefit pension plans	1.3	—	2.6	—
Unrealized gain on derivatives	5.1	0.1	8.1	0.1
Unrealized gain (loss) on derivatives held by affiliates	0.9	1.1	(0.6)	(1.5)

Total comprehensive income	$222.0	$124.3	$367.7	$173.2

11. ACCOUNTS RECEIVABLE SECURITIZATION
     At June 30, 2008, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $507.6 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose U.S. subsidiary or a qualifying special purpose entity (“QSPE”) in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

the QSPE, and, thus, consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $497.0 million at June 30, 2008 and $446.3 million at December 31, 2007. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $8.3 million and $10.2 million for the three months ended June 30, 2008 and 2007, respectively, and $14.5 million and $16.8 million for the six months ended June 30, 2008 and 2007, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     The Company continues to service the sold receivables and maintains a retained interest in the receivables. No servicing asset or liability has been recorded as the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” within the Company’s Condensed Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At June 30, 2008 and December 31, 2007, the fair value of the retained interest was approximately $41.0 million and $108.8 million, respectively. The retained interest fair value measurement falls within the Level 3 fair value hierarchy under SFAS No. 157. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. The fair value was based upon calculating the estimated present value of the retained interest using a discount rate representing a spread over LIBOR and other key assumptions, such as historical collection experience. The following table summarizes the activity with respect to the fair value of the Company’s retained interest in receivables sold during the six months ended June 30, 2008 (in millions):

Balance at beginning of period	$108.8
Realized gains	1.3
Purchases, issuances and settlements	(69.1)

Balance at June 30, 2008	$41.0

     The Company has an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. As of June 30, 2008, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $71.7 million compared to approximately $73.3 million as of December 31, 2007.
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

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

     Net pension and postretirement cost for the plans for the three months ended June 30, 2008 and 2007 are set forth below (in millions):

	Three Months Ended
	June 30,
Pension benefits	2008	2007
Service cost	$3.0	$2.3
Interest cost	11.3	10.8
Expected return on plan assets	(11.3)	(10.7)
Amortization of net actuarial loss and prior service cost	1.4	3.8

Net pension cost	$4.4	$6.2

Postretirement benefits	2008	2007
Interest cost	$0.4	$0.4
Amortization of prior service cost	(0.1)	—
Amortization of unrecognized net loss	0.1	—

Net postretirement cost	$0.4	$0.4

     Net pension and postretirement cost for the plans for the six months ended June 30, 2008 and 2007 are set forth below (in millions):

	Six Months Ended
	June 30,
Pension benefits	2008	2007
Service cost	$6.0	$4.7
Interest cost	22.6	21.7
Expected return on plan assets	(22.6)	(21.4)
Amortization of net actuarial loss and prior service cost	2.8	7.6

Net pension cost	$8.8	$12.6

Postretirement benefits	2008	2007
Service cost	$—	$0.1
Interest cost	0.7	0.7
Amortization of prior service cost	(0.2)	(0.1)
Amortization of unrecognized net loss	0.2	0.1

Net postretirement cost	$0.7	$0.8

     During the six months ended June 30, 2008, approximately $16.9 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2008 to its defined benefit pension plans will aggregate approximately $35.4 million. During the six months ended June 30, 2008, the Company made approximately $1.0 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.1 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2008.
     SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), requires companies to measure all defined benefit assets and obligations as of the date of their fiscal year end effective for years ending after December 15, 2008. The Company adopted the measurement date provisions of SFAS No. 158 during the first quarter of 2008 to transition the Company’s U.K. pension plan to a December 31 measurement date using the second approach as afforded by paragraph 19 of SFAS No. 158. The impact of the adoption resulted in a reduction to the Company’s opening retained earnings balance as of January 1, 2008 of approximately $1.1 million, net of taxes.

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

13. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2008 and 2007 and assets as of June 30, 2008 and December 31, 2007 are as follows (in millions):

Three Months Ended	North	South	Europe/Africa/	Asia/
June 30,	America	America	Middle East	Pacific	Consolidated
2008
Net sales	$465.7	$381.1	$1,484.8	$63.8	$2,395.4
(Loss) income from operations	(1.3)	36.5	175.4	7.9	218.5
Depreciation	6.5	5.5	19.7	0.8	32.5
Capital expenditures	5.7	3.3	44.8	—	53.8

2007
Net sales	$342.1	$257.8	$1,073.1	$38.4	$1,711.4
(Loss) Income from operations	(14.8)	30.4	112.2	1.8	129.6
Depreciation	5.6	4.7	16.6	0.6	27.5
Capital expenditures	5.3	1.3	18.5	0.1	25.2

Six Months Ended	North	South	Europe/Africa/	Asia/
June 30,	America	America	Middle East	Pacific	Consolidated
2008
Net sales	$833.4	$702.5	$2,530.3	$115.8	$4,182.0
(Loss) income from operations	(14.3)	70.9	272.8	13.7	343.1
Depreciation	13.3	10.7	37.9	1.6	63.5
Capital expenditures	11.0	4.8	83.9	—	99.7

2007
Net sales	$668.9	$447.1	$1,853.2	$74.8	$3,044.0
(Loss) income from operations	(22.1)	50.1	159.3	4.9	192.2
Depreciation	12.0	9.1	31.3	1.3	53.7
Capital expenditures	7.2	3.3	38.3	0.1	48.9

Assets
As of June 30, 2008	$649.3	$588.8	$1,870.2	$90.9	$3,199.2
As of December 31, 2007	662.6	443.1	1,470.4	75.8	2,651.9
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Segment income from operations	$218.5	$129.6	$343.1	$192.2
Corporate expenses	(15.9)	(12.6)	(34.9)	(23.6)
Stock compensation expense	(8.4)	(1.7)	(14.8)	(3.5)
Restructuring and other infrequent expenses	(0.1)	(0.3)	(0.2)	(0.3)
Amortization of intangibles	(5.0)	(4.4)	(9.9)	(8.6)

Consolidated income from operations	$189.1	$110.6	$283.3	$156.2

Notes to Condensed Consolidated Financial Statements – Continued
(unaudited)

	As of	As of
	June 30,	December 31,
	2008	2007
Segment assets	$3,199.2	$2,651.9
Cash and cash equivalents	558.5	582.4
Receivables from affiliates	3.4	1.7
Investments in affiliates	322.3	284.6
Deferred tax assets	123.0	141.8
Other current and noncurrent assets	322.7	253.9
Intangible assets, net	206.5	205.7
Goodwill	722.9	665.6

Consolidated total assets	$5,458.5	$4,787.6

14. COMMITMENTS AND CONTINGENCIES
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $22.4 million and $21.9 million against its outstanding balance of Brazilian VAT taxes receivable as of June 30, 2008 and December 31, 2007, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
     The Company is a party to various legal claims and actions incidental to its business.  The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2007, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by the Company and certain of its subsidiaries.  Subsequently the Company was contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ.  Similar inquiries have been initiated by the Danish, French and U.K. governments regarding two of the Company’s subsidiaries.  The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002.  The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records.  The Company is cooperating fully in these inquiries, including discussions regarding settlement.  It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.
     On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants three of the Company’s foreign subsidiaries that participated in the United Nations Oil for Food Program. Ninety-one other entities or companies were also named as defendants in the civil action due to their participation in the United Nations Oil for Food Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company; although if the outcome was adverse, the Company could be required to pay damages.

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
RESULTS OF OPERATIONS
     For the three months ended June 30, 2008, we generated net income of $133.1 million, or $1.34 per share, compared to net income of $63.8 million, or $0.67 per share, for the same period in 2007. For the first six months of 2008, we generated net income of $195.4 million, or $1.97 per share, compared to net income of $88.3 million, or $0.93 per share, for the same period in 2007.
     Net sales during the second quarter and first six months of 2008 were $2,395.4 million and $4,182.0 million, respectively, which were approximately 40.0% and 37.4% higher than the second quarter and first six months of 2007, respectively, primarily due to sales growth in all four of our geographical segments as well as the positive impact of currency translation.
     Income from operations during the second quarter of 2008 was $189.1 million compared to $110.6 million in the second quarter of 2007. Income from operations was $283.3 million for the first six months of 2008 compared to $156.2 million for the same period in 2007. The increase in income from operations was primarily due to the increase in net sales, an improved product mix and cost control initiatives.
     Income from operations increased in our Europe/Africa/Middle East region in the second quarter and first six months of 2008 primarily due to improved sales, currency translation and better sales mix. In the South America region, income from operations increased in the second quarter and first six months of 2008 due to increased sales volumes resulting from stronger market conditions, primarily in the major market of Brazil. Income from operations in North America was higher in the second quarter and first six months of 2008 compared to the same periods in 2007, primarily due to the improved farm economy in the region and a strengthening distribution network, partially offset by negative currency impacts on products sourced from Brazil and Europe. Income from operations in our Asia/Pacific region was higher in the second quarter and first six months of 2008 compared to the same periods in 2007, primarily due to improved market conditions in Australia and New Zealand.
Retail Sales
     In North America, industry unit retail sales of tractors for the first six months of 2008 decreased approximately 6% compared to the first six months of 2007 resulting primarily from decreases in the utility and compact tractor segments, partially offset by increases in industry unit retail sales of high horsepower tractors. Industry unit retail sales of combines for the first six months of 2008 were approximately 18% higher than the prior year period. Weaker general economic conditions have reduced demand for compact and utility tractors that are also used in non-farming applications. Higher commodity prices and improving farmer sentiment in North America contributed to significant increases in sales of high horsepower tractors and combines in the first six months of 2008. Our unit retail sales of tractors were relatively flat in the first six months of 2008 compared to the first six months of 2007. Our unit retail sales of combines increased in the first six months of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

2008 compared to the same period in 2007.
      In Europe, industry unit retail sales of tractors for the first six months of 2008 increased approximately 8% compared to the first six months of 2007. Retail demand improved in Central and Eastern Europe, the United Kingdom, Germany and France, but declined in Italy, Finland and Scandinavia. Our unit retail sales were also higher in the first six months of 2008 compared to the same period in 2007.
     South American industry unit retail sales of tractors in the first six months of 2008 increased approximately 42% over the prior year period. Industry unit retail sales of combines for the first six months of 2008 were approximately 82% higher than the prior year period. Retail sales of tractors and combines in the major market of Brazil increased approximately 48% and 121%, respectively, during the first six months of 2008 compared to the same period in 2007. The row crop and sugar cane sectors remain strong in Brazil and improved commodity prices have resulted in increased industry demand. Our South American unit retail sales of tractors and combines were also higher in the first six months of 2008 compared to the same period in 2007.
     Outside of North America, Europe and South America, net sales for the first six months of 2008 increased approximately 17.6% compared to the prior year period due to higher sales in Australia and New Zealand.
STATEMENTS OF OPERATIONS
     Net sales for the second quarter of 2008 were $2,395.4 million compared to $1,711.4 million for the same period in 2007. Net sales for the first six months of 2008 were $4,182.0 million compared to $3,044.0 million for the prior year period. Net sales increased in all four of AGCO’s geographical segments for the second quarter and first six months of 2008. Foreign currency translation positively impacted net sales by approximately $228.9 million, or 13.4%, in the second quarter of 2008 and by $402.8 million, or 13.2%, in the first six months of 2008. The following table sets forth, for the three and six months ended June 30, 2008 and 2007, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	June 30,		Change		translation
	2008	2007	$	%	$	%
North America	$465.7	$342.1	$123.6	36.1%	$8.8	2.6%
South America	381.1	257.8	123.3	47.8%	53.6	20.8%
Europe/Africa/Middle East	1,484.8	1,073.1	411.7	38.4%	160.8	15.0%
Asia/Pacific	63.8	38.4	25.4	66.1%	5.7	14.8%

	$2,395.4	$1,711.4	$684.0	40.0%	$228.9	13.4%

	Six Months Ended				Change due to currency
	June 30,		Change		translation
	2008	2007	$	%	$	%
North America	$833.4	$668.9	$164.5	24.6%	$16.1	2.4%
South America	702.5	447.1	255.4	57.1%	102.6	23.0%
Europe/Africa/Middle East	2,530.3	1,853.2	677.1	36.5%	273.0	14.7%
Asia/Pacific	115.8	74.8	41.0	54.7%	11.1	14.8%

	$4,182.0	$3,044.0	$1,138.0	37.4%	$402.8	13.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Regionally, net sales in North America increased during the second quarter and first six months of 2008, primarily due to strong industry conditions supporting increased sales of high horsepower tractors and combines. In the Europe/Africa/Middle East region, net sales increased in the second quarter and first six months of 2008 primarily due to sales growth in the United Kingdom, Germany, Scandinavia, France and Central and Eastern Europe. Net sales in South America increased during the second quarter and first six months of 2008 primarily as a result of stronger market conditions in the region, predominantly in Brazil. In the Asia/Pacific region, net sales increased in the second quarter and first six months of 2008 compared to the same periods in 2007 primarily due to sales growth as a result of improved harvests in Australia. We estimate that consolidated price increases during the second quarter and the first six months of 2008 contributed approximately 2.7% and 2.4% to the increase in sales in the second quarter and the first six months of 2008, respectively. We have or plan to introduce additional price increases to compensate for significant material cost inflation expected to impact our costs in the second half of the year. Consolidated net sales of tractors and combines, which comprised approximately 73% and 72% of our net sales in the second quarter and first six months of 2008, respectively, increased approximately 42% during both the second quarter and first six months of 2008, compared to the same periods in 2007. Unit sales of tractors and combines increased approximately 20% and 19% during the second quarter and first six months of 2008, respectively, compared to the same periods in 2007. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	June 30,
	2008		2007
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$428.2	17.9%	$297.0	17.4%
Selling, general and administrative expenses	181.0	7.6%	144.4	8.4%
Engineering expenses	53.0	2.2%	37.3	2.2%
Restructuring and other infrequent expenses	0.1	—	0.3	—
Amortization of intangibles	5.0	0.2%	4.4	0.3%

Income from operations	$189.1	7.9%	$110.6	6.5%

	Six Months Ended
	June 30,
	2008		2007
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$743.4	17.8%	$516.4	17.0%
Selling, general and administrative expenses	351.6	8.4%	281.6	9.3%
Engineering expenses	98.4	2.4%	69.7	2.3%
Restructuring and other infrequent expenses	0.2	—	0.3	—
Amortization of intangibles	9.9	0.2%	8.6	0.3%

Income from operations	$283.3	6.8%	$156.2	5.1%

     Gross profit as a percentage of net sales increased during the second quarter and the first six months of 2008 compared to the prior year, primarily due to increased net sales, higher production, improved sales mix, partially offset by negative currency impacts. Our pricing actions in each region during the second quarter of 2008 helped to offset the impact of rising manufacturing input costs. The impact of raw material inflation is expected to increase during the remainder of 2008, particularly on steel and steel-based components. As previously discussed, the benefit of additional pricing is planned for the second half of 2008 in order to offset the rising costs of materials, with a more significant benefit expected in the fourth quarter of 2008. Depending on the timing and acceptance of our pricing in relation to the amount and timing of the cost increases, our gross

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

margins may be negatively impacted. In addition, in the first six months of 2008, sales and gross margins benefited from increased sales and production of our high margin Fendt high horsepower tractors as compared to the first six months of 2007, which was negatively impacted by supplier constraints at our German manufacturing facility and the timing of new Fendt product introductions. Gross margins in North America continued to be adversely affected by the weaker United States dollar on products imported from our European and Brazilian manufacturing facilities. Unit production of tractors and combines for the second quarter and first six months of 2008 was approximately 19% and 22% higher, respectively, than the comparable periods in 2007. The strong global market conditions have put us near or at capacity in some of our production operations. Therefore, we are making investments in some of our facilities to expand capacity. We are also working with our existing suppliers to prepare them for expected demand levels as well as working to qualify new suppliers to mitigate future supply constraints. If supplier constraints occur, they could negatively impact future results. We recorded approximately $0.2 million and $0.4 million of stock compensation expense, within cost of goods sold, during the second quarter and first six months of 2008, respectively, compared to $0.0 million and $0.1 million, respectively, of stock compensation expense for comparable periods in 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the second quarter and first six months of 2008 compared to the prior year primarily due to higher sales volumes and cost control initiatives. We recorded approximately $8.4 million and $14.8 million of stock compensation expense, within SG&A, during the second quarter and first six months of 2008, respectively, compared to $1.7 million and $3.5 million, respectively, of stock compensation expense for comparable periods in 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements. Engineering expenses increased during the second quarter and first six months of 2008 compared to the same prior year periods as a result of continued spending to fund new products, product improvements and cost reduction projects.
     We recorded restructuring and other infrequent expenses of approximately $0.2 million and $0.3 million, respectively, during the first six months of 2008 and 2007, primarily related to severance and employee relocation costs associated with our rationalization of our Valtra sales office located in France, as well as our rationalization of certain parts, sales and marketing and administration functions in Germany. See Note 2 to our Condensed Consolidated Financial Statements for further discussion of restructuring activities.
     Interest expense, net was $5.5 million and $10.6 million for the second quarter and first six months of 2008, respectively, compared to $7.5 million and $14.2 million, respectively, for the comparable periods in 2007, primarily due to a reduction in debt levels and increased interest income earned during the second quarter and the first six months of 2008 compared to the same periods in 2007.
     Other expense, net was $9.6 million and $15.6 million during the second quarter and first six months of 2008, respectively, compared to $9.5 million and $18.1 million, respectively, for the same periods in 2007. Losses on sales of receivables, primarily under our securitization facilities, were $8.3 million and $14.5 million in the second quarter and first six months of 2008, respectively, compared to $10.2 million and $16.8 million for the same periods in 2007. The decrease was due to lower interest rates in 2008 compared to 2007, partially offset by higher outstanding funding under the securitizations in the second quarter and the first six months of 2008 as compared to the same periods in 2007.
     We recorded an income tax provision of $55.5 million and $85.3 million for the second quarter and first six months of 2008, respectively, compared to $36.1 million and $48.9 million for the comparable periods in 2007. The effective tax rate was 31.9% and 33.2% for the second quarter and first six months of 2008, respectively, compared to 38.6% and 39.5% in the comparable prior year periods. Our effective tax rate was positively impacted during the first six months of 2008 primarily due to reductions in statutory tax rates in the United Kingdom and Germany, as well as a decrease in losses incurred in the United States during the first six months of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Equity in net earnings from affiliates for the second quarter of 2008 was approximately $14.6 million compared to $6.3 million during the second quarter of 2007. For the first six months of 2008, equity in net earnings from affiliates was approximately $23.6 million compared to $13.3 million in the same period of 2007. The increase in earnings in both the second quarter and first six months of 2008 was primarily due to income associated with our investment in the Laverda S.p.A. operating joint venture that occurred in September 2007, as is more fully described in our annual report on Form 10-K for the year ended December 31, 2007.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $7.5 million as of December 31, 2007, and will gradually be eliminated over time. As of June 30, 2008, our capital investment in the retail finance joint ventures, which is included in “investments in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $220.9 million compared to $184.5 million as of June 30, 2007. The total finance portfolio in our retail finance joint ventures was approximately $5.4 billion as of June 30, 2008 compared to $4.3 billion as of June 30, 2007. The increase in the portfolio between periods was primarily the result of increased sales volumes in both Europe and Brazil, as well as the favorable impact of currency translation. For the first six months of 2008, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $15.8 million compared to $12.9 million in the same period of 2007. The increase during the first six months of 2008 is due primarily to higher finance revenues generated as a result of our increased equipment sales volumes, particularly in Europe and Brazil, and the favorable impact of currency translation.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was $1.6 billion as of June 30, 2008 compared to $1.1 billion as of December 31, 2007 and June 30, 2007. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. While the joint venture currently considers its reserves for loan losses adequate, the joint venture continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     Our current financing and funding sources, with balances outstanding as of June 30, 2008, are our €200.0 million (or approximately $315.1 million) principal amount 6 7/8% senior subordinated notes due 2014, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, approximately $507.6 million of accounts receivable securitization facilities (with approximately $497.0 million in outstanding funding as of June 30, 2008), and a $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of June 30, 2008).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

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
     As of June 30, 2008 and December 31, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 and $40.73 per share for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes, respectively, for at least 20 trading days in the 30 consecutive trading days ending June 30, 2008 and December 31, 2007, and, therefore, we classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources.
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

That May be Settled in Cash Upon Conversion (including Partial Cash Settlement).”   The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.”   The FSP will impact the accounting treatment of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The FSP will result in a significant increase in interest expense and, therefore, reduce net income and basic and diluted earnings per share within our consolidated statements of operations.  We will adopt the requirements of the FSP on January 1, 2009, and estimate that, upon adoption, our “retained earnings” balance will be reduced by approximately $37 million, our “convertible senior subordinated notes” balance will be reduced by approximately $57 million and our “additional paid-in capital” balance will increase by approximately $57 million, including a deferred tax impact of approximately $37 million.  “Interest expense, net” attributable to the convertible senior subordinated notes during the fiscal year ended December 31, 2009 is expected to increase by approximately $15 million, compared to 2008, as a result of the adoption.
     On May 16, 2008, we entered into a new $300.0 million unsecured multi-currency revolving credit facility. The new credit facility replaced our former existing $300.0 million secured multi-currency revolving credit facility. The maturity date of our new facility is May 16, 2013. Interest accrues on amounts outstanding under the new facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The new facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of June 30, 2008, we had no outstanding borrowings under the new facility. As of June 30, 2008, we had availability to borrow $291.3 million under the new facility.
     Our former credit facility provided for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the former revolving credit facility was December 2008 and the maturity date for the former term loan facility was June 2009. We were required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). On June 29, 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. The former revolving credit facility was secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrued on amounts outstanding under the former revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrued on amounts outstanding under the term loans at LIBOR plus 1.75%. The former credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also had to fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of June 30, 2007, we had no outstanding borrowings under the former credit facility. As of June 30, 2007, we had availability to borrow $291.1 million under the former revolving credit facility.

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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. As of June 30, 2008, the aggregate amount of these facilities was $507.6 million. The outstanding funded balance of $497.0 million as of June 30, 2008 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
     The securitization facilities allow us to sell accounts receivables through financing conduits which obtain funding from commercial paper markets. Future funding under our securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.
     We have an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO, and we will continue to service the receivables. As of June 30, 2008, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $71.7 million compared to approximately $73.3 million as of December 31, 2007.
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
     Cash flow provided by operating activities was $61.3 million for the first six months of 2008 compared to cash used in operating activities of $27.1 million for the first six months of 2007. The increase in cash flow provided by operating activities during the first six months of 2008 was primarily due to higher net income.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $862.5 million in working capital at June 30, 2008, as compared with $638.4 million at December 31, 2007 and $732.1 million at June 30, 2007. Accounts receivable and inventories, combined, at June 30, 2008 were $460.1 million higher than at December 31, 2007 and $384.5 million higher than at June 30, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Capital expenditures for the first six months of 2008 were $99.7 million compared to $48.9 million for the first six months of 2007. We anticipate that capital expenditures for the full year of 2008 will range from approximately $220 million to $230 million and will primarily be used to support our manufacturing operations, systems initiatives, and to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 22.9% at June 30, 2008 compared to 25.4% at December 31, 2007.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     At June 30, 2008, we were obligated under certain circumstances to purchase, through the year 2010, up to $4.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At June 30, 2008, we guaranteed indebtedness owed to third parties of approximately $150.8 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At June 30, 2008, we had foreign currency forward contracts to buy an aggregate of approximately $356.6 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $384.2 million United States dollar equivalents. All contracts have a maturity of less than one year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $22.4 million and $21.9 million against our outstanding balance of Brazilian VAT taxes receivable as of June 30, 2008 and December 31, 2007, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2007, in February 2006, we received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.”  In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. See Part II, Item 1, “Legal Proceedings” for further discussion of these matters.
OUTLOOK
     Worldwide farm equipment demand in 2008 is expected to increase from 2007 levels. In Europe, growth in industry retail sales in Western Europe and continued market expansion in Central and Eastern Europe is expected to result in sales above 2007 levels. Weakness in the general economic conditions in North America is expected to produce lower industry retail sales of utility and compact tractors, but strong demand from the professional farming segment is projected to result in increased industry retail sales of high horsepower tractors and combines compared to 2007. In South America, favorable farm fundamentals in Brazil and expanding acreage are expected to produce increased industry retail sales.
     For the full year of 2008, we are targeting earnings improvement resulting primarily from higher sales volumes and cost reductions efforts partially offset by increased spending on strategic initiatives and the negative impact of currency translation.
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
FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward looking, including certain statements set forth under the headings “General,” “Statements of Operations,” “Retail Finance Joint Ventures,” “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand conditions, earnings per share, net sales and income, income from operations, planned price increases, conversion of outstanding notes, future capital expenditures and indebtedness requirements, working capital needs and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

currency translation, are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.
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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2008 and 2007, we designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income, with the cumulative gain or loss subsequently reclassified into cost of goods sold during the same period as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that was reclassified to cost of goods sold during the six months ended June 30, 2008 and 2007 was approximately $11.1 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2008 range in maturity through December 2008.
     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. All contracts have a maturity of less than one year. The net notional amounts and fair value gains or losses as of June 30, 2008 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	(Sell)/Buy	Rate*	Gain/(Loss)
Australian dollar	$(12.4)	1.05	$(0.1)
Brazilian real	294.7	1.73	21.8
British pound	27.8	0.50	—
Canadian dollar	(35.2)	1.01	0.4
Euro	(281.8)	0.62	4.5
Japanese yen	16.5	105.81	(0.1)
Mexican peso	(33.2)	10.48	(0.5)
New Zealand dollar	(2.4)	1.31	—
Norwegian krone	(13.9)	5.08	—
Polish zloty	(4.3)	2.16	(0.1)
Swedish krona	17.6	5.97	(0.1)
South African rand	(0.1)	7.82	—
Swiss franc	(0.9)	1.05	—

			$25.8

*	per United States dollar
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the six months ended June 30, 2008 would have increased by approximately $1.0 million.
     We had no interest rate swap contracts outstanding in the six months ended June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business.  We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2007, in February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.”  This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by AGCO and certain of our subsidiaries.  Subsequently we were contacted by the Department of Justice (“DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ.  Similar inquiries have been initiated by the Danish, French and U.K. governments regarding two of our subsidiaries.  The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002.  The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records.  We are cooperating fully in these inquiries, including discussions regarding settlement.  It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on us; although if the outcomes were adverse, we could be required to pay fines and make other payments as well as take appropriate remedial actions.
     On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. Ninety-one other entities or companies were also named as defendants in the civil action due to their participation in the United Nations Oil For Food Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. Although our subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on us; although if the outcome was adverse, we could be required to pay damages.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of stockholders was held on April 24, 2008. The following matters were voted upon and the results of the voting were as follows:
(1)	To elect four directors to serve as Class I directors until the annual meeting in 2011 or until their successors have been duly elected and qualified. The nominees, Messrs. Cain, Deml, Momot and Richenhagen, were elected to the Company’s board of directors. The results follow:

Nominee	Affirmative Votes	Withheld Votes

Herman Cain	80,320,950	2,408,453
Wolfgang Deml	54,178,747	28,550,656
David E. Momot	80,320,046	2,409,357
Martin Richenhagen	78,978,664	3,750,739
(2)	To approve the AGCO Corporation Management Incentive Plan. The results follow:

For	Against	Abstain

75,807,554	2,404,542	29,935
(3)	To ratify the appointment of the Company’s independent registered public accounting firm for 2008. The results follow:

For	Against	Abstain

82,595,999	123,784	9,620

ITEM 5 (a). OTHER INFORMATION
     On August 4, 2008, AGCO Corporation (the “Company”) amended and restated its Executive Nonqualified Pension Plan (“ENPP”), its 2006 Long-Term Incentive Plan (“LTIP”), its Management Incentive Plan (“MIP”), and the employment and severance agreements (each, an “Employment Agreement” and, collectively, the “Employment Agreements”) with Martin Richenhagen, Andrew H. Beck, Gary L. Collar, and Hubertus M. Muehlhaeuser (each of the individuals a “Named Executive Officer” and, collectively, the “Named Executive Officers”). The plans and agreements were amended and restated to comply with recent changes by the U.S. Internal Revenue Code Section 409A, and to incorporate change in control provisions as approved by the Board of Directors. A summary of the key provisions of the plans and agreements, including amended and restated portions, are described below.
Executive Nonqualified Pension Plan
     The ENPP provides the Company’s executives with retirement income for a period of 15 years based on a percentage of their final average compensation including base salary and annual incentive bonus, reduced by the executive’s social security benefits and savings plan benefits attributable to employer matching contributions. The key provisions of the ENPP, including amended and restated portions, are as follows:
     Monthly Benefit.  Senior executives with a vested benefit will be eligible to receive the following retirement benefits for 15 years beginning on their normal retirement date (age 65): 3% of final average monthly compensation times years of service up to 20 years, reduced by each of (i) the senior executive’s U.S. social security benefit or similar government retirement program to which the senior executive is eligible, (ii) the benefits payable from the AGCO Corporation 401(k) Savings Plan (payable as a life annuity) attributable to the Company’s matching contributions and earnings thereon or any other nonqualified deferred compensation plan maintained by the Company, and (iii) the benefits payable from any retirement plan sponsored by the Company in any foreign country attributable to the Company’s contributions. Mr. Richenhagen is entitled to receive benefits based upon a minimum of five years of service even though he has not been employed by the Company at this time for that many years.
     Final Average Monthly Compensation.  The final average monthly compensation is the average of the three years of base salary and annual incentive payments under the Company’s incentive compensation plan paid to the executive during the three years prior to his or her termination or retirement.
     Vesting.  Participants become vested after meeting all three of the following requirements: (i) turn age 50; (ii) completing ten years of service with the Company; and (iii) achieve five years of participation in the ENPP. In addition, participants become vested upon a change in control, and, if the participant’s employment is terminated within 24 months following a change in control, the participant is entitled to receive a lump-sum payment of the actuarial equivalent of the accrued benefit.
     Early Retirement Benefits.  Participants may not receive retirement benefits prior to normal retirement age unless the participant dies, in which case the participant’s estate will receive a lump-sum payment of the actuarial equivalent of the accrued benefit.
Long-Term Incentive Plan
     The LTIP allows the Company, under the direction of its Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and stock awards to employees, officers and non-employee directors of the Company. The key provisions of the LTIP, including amended and restated portions, are as follows:
     Shares Reserved for Issuance under the LTIP. A total of 5,000,000 shares of the Company’s Common Stock were reserved initially for issuance under the LTIP subject to adjustment for certain corporate events. The maximum number of shares of the Company’s Common Stock with respect to stock options and stock appreciation rights granted in any fiscal year may not exceed 500,000 for any employee. Through June 30,

2008, the Company had made grants with respect to 267,700 shares.
     Terms and Conditions of Awards. Officers, employees and non-employee directors of the Company or its subsidiaries are eligible to receive awards under the LTIP. Awards made under the LTIP may be contingent upon the achievement of performance goals or upon other conditions, as determined by the Compensation Committee.
     Types of Awards. The Compensation Committee can award performance shares, stock appreciation rights, both incentive and non-qualified stock options and restricted stock. The Compensation Committee may establish the exercise price, vesting period and other terms of each award, subject to certain restrictions contained in the LTIP.
     Change of Control. Upon the occurrence of a change of control, as defined in the LTIP, all outstanding awards will become non-cancellable, fully vested and exercisable, and all performance goals applicable to an award will be deemed automatically satisfied with respect to the target level of compensation attainable pursuant to such award, so that all of such compensation shall be immediately vested and payable.
Management Incentive Plan
     The MIP provides for annual incentive bonuses based on performance compared to pre-established corporate and, in some cases, individual performance goals. The key provisions of the MIP, including amended and restated portions, are as follows:
     Payouts. For executive officers with a personal goal component of their bonus award, the goals are established primarily for operational performance and other objectives based on the executive officer’s specific responsibilities. Graduated award payments are made if a minimum of 80% of the goal is met, increasing to the maximum payout when 120% of the goal is met. If minimum targets are not reached, no payouts are provided. Incentive compensation opportunities are expressed as a percentage of the executive officer’s gross base salary. Depending upon what percentage of the goals are met (beginning at 80%), the payout level will range between 40% (or less) and 150% of the target bonus for the individual. The corporate objectives are set at the beginning of each fiscal year and approved by the Compensation Committee.
     Administration.  The MIP is administered by the Compensation Committee, which will determine the criteria used to evaluate performance and the amount of the awards and payments to be made under the MIP, as well as the status and rights of any participant to payments thereunder. The Compensation Committee approves annual written objective performance goals reflecting corporate performance no later than 90 days after the commencement of the fiscal year to which such goals relate (or such earlier or later date as is permitted or required by Section 162(m) of the Internal Revenue Code).
     Eligibility and Award Opportunity.  Participation in the MIP is limited to key full-time personnel of the Company and its subsidiaries selected by management who have demonstrated the ability to materially impact the financial success of the Company and have an acceptable performance review or rating. Target incentive awards are set from time to time by the Compensation Committee as a percentage of a participant’s gross base salary for the year for which the award is to be made. Initial target award levels range from 40% to 130%.
     Performance Criteria and Payment of Awards.  Awards under the MIP may be based upon corporate, regional/functional or personal goals. Performance measures may vary and will depend upon the participant’s position with the Company. The initial performance measures set for corporate objectives are earnings per share, free cash flow and customer satisfaction, although the MIP enumerates other measures for the Compensation Committee to select from in benchmarking future performance. The performance measures are then weighted depending upon the participant’s position. The Compensation Committee has the authority to make adjustments to the performance measures under the MIP to exclude restructuring and certain other infrequent items. Additionally, the Compensation Committee may authorize special awards for participants in lieu of performance-based awards or in addition to other awards and to waive the achievement of targets for participants other than “covered employees.”

Employment Agreements
     The key provisions of the Employment Agreements, including amended and restated portions, are as follows:
     Term and Compensation. Mr. Richenhagen’s Employment Agreement provides for an initial three-year term, which commenced on July 21, 2004, with subsequent, automatic one-year renewal terms unless not renewed by the Company or terminated. The Employment Agreements with each of the other Named Executive Officers continue in effect until terminated. The Employment Agreements provide for an initial annual base salary subject to annual reviews by the Company and for other customary benefits, including participation in various incentive compensation plans.
     Severance Benefits. Under each of the Employment Agreements, the Named Executive Officer may be entitled to receive severance and certain benefits depending upon the basis for the termination of the Named Executive Officer’s employment. In the event of the Named Executive Officer’s death, the Named Executive Officer is entitled to payment of his base salary for 90 days following the month in which the death occurred and payment of his bonus and other incentive benefits accrued through the end of the month in which the death occurred. Upon the incapacity or termination for “cause” of the Named Executive Officer, the Named Executive Officer is entitled only to base salary then accrued and, only in the case of incapacity, payment of his bonus and other benefits then accrued. If the Named Executive Officer’s employment is terminated by the Company without “cause,” by the Named Executive Officer for “good reason” or (solely in the case of Mr. Richenhagen) as a result of the Company’s not renewing the Agreement, then the Named Executive Officer is entitled to payment of his base salary, bonus and other benefits accrued through the date of termination, payment of his base salary for a period of (for Messrs. Richenhagen and Beck) two years or (for the other Named Executive Officers) one year from the date of termination, and to payment of a pro rata portion of his bonus and other incentive benefits for the year of his termination, as if he had remained employed for the entire year. If Mr. Richenhagen’s employment is terminated in the event of a “change in control,” then he is entitled to payment of his base salary, bonus and other benefits accrued through the date of termination, a pro rata portion of his bonus and a payment of three times his base salary and average bonus along with other incentive benefits as if he had remained employed for three years. If the other Named Executive Officers’ employment is terminated in the event of a “change in control,” then they are entitled to payment of their base salary, bonus and other benefits accrued through the date of termination, a pro rata portion of their bonus and a payment of two times their base salary and average bonus along with other incentive benefits as if they had remained employed for two years. In addition, following a “change in control,” the Company cannot reduce the positions or compensation of the Named Executive Officers for specified periods.
     Other Provisions. The Employment Agreements also contain confidentiality, non-competition and non-solicitation covenants in favor of the Company.
     Conformed copies of the agreements and plans described above are filed as Exhibits 10.2 through 10.8 to this report and are incorporated herein by this reference.

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation
10.1
Credit Agreement, dated as of May 16, 2008, by and among AGCO Corporation, certain of its subsidiaries and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and the other lenders named therein
May 22, 2008, Form 8-K, Exhibit 10.1
10.2	Executive Non-qualified Pension Plan*	Filed herewith
10.3	2006 Long Term Incentive Plan*	Filed herewith
10.4	Management Incentive Plan*	Filed herewith
10.5	Employment Agreement with Andrew H. Beck*	Filed herewith
10.6	Employment Agreement with Gary L. Collar*	Filed herewith
10.7	Employment Agreement with Hubertus Muehlhaeuser*	Filed herewith
10.8	Employment Agreement with Martin Richenhagen*	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith
The exhibits above are filed or incorporated by reference as part of this report. Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant
Date: August 8, 2008	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)