Form 10-Q
period 2008-09-30
AGCO CORP /DE
filed 2008-11-07
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended September 30, 2008
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
     As of October 31, 2008, AGCO Corporation had 91,745,183 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$449.8	$582.4
Accounts and notes receivable, net	817.6	766.4
Inventories, net	1,464.2	1,134.2
Deferred tax assets	69.1	52.7
Other current assets	205.4	186.0

Total current assets	3,006.1	2,721.7
Property, plant and equipment, net	782.9	753.0
Investment in affiliates	297.3	284.6
Deferred tax assets	79.5	89.1
Other assets	74.0	67.9
Intangible assets, net	186.9	205.7
Goodwill	638.6	665.6

Total assets	$5,065.3	$4,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$0.2
Convertible senior subordinated notes	402.5	402.5
Accounts payable	869.2	827.1
Accrued expenses	841.1	773.2
Other current liabilities	124.1	80.3

Total current liabilities	2,236.9	2,083.3
Long-term debt, less current portion	282.5	294.1
Pensions and postretirement health care benefits	128.6	150.3
Deferred tax liabilities	168.9	163.6
Other noncurrent liabilities	55.2	53.3

Total liabilities	2,872.1	2,744.6

Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2008 and 2007	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,744,886 and 91,609,895 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	0.9	0.9
Additional paid-in capital	961.3	942.7
Retained earnings	1,317.3	1,020.4
Accumulated other comprehensive (loss) income	(86.3)	79.0

Total stockholders’ equity	2,193.2	2,043.0

Total liabilities and stockholders’ equity	$5,065.3	$4,787.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2008	2007
Net sales	$2,085.4	$1,613.0
Cost of goods sold	1,705.3	1,305.4

Gross profit	380.1	307.6

Selling, general and administrative expenses	183.5	156.6
Engineering expenses	49.8	38.6
Restructuring and other infrequent expenses (income)	0.1	(2.5)
Amortization of intangibles	5.0	4.5

Income from operations	141.7	110.4

Interest expense, net	2.1	3.4
Other expense, net	2.9	10.5

Income before income taxes and equity in net earnings of affiliates	136.7	96.5

Income tax provision	42.7	26.7

Income before equity in net earnings of affiliates	94.0	69.8

Equity in net earnings of affiliates	8.6	7.1

Net income	$102.6	$76.9

Net income per common share:

Basic	$1.12	$0.84

Diluted	$1.04	$0.80

Weighted average number of common and common equivalent shares outstanding:
Basic	91.7	91.6

Diluted	98.3	96.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2008	2007
Net sales	$6,267.4	$4,657.0
Cost of goods sold	5,143.9	3,833.0

Gross profit	1,123.5	824.0

Selling, general and administrative expenses	535.1	438.2
Engineering expenses	148.2	108.3
Restructuring and other infrequent expenses (income)	0.3	(2.2)
Amortization of intangibles	14.9	13.1

Income from operations	425.0	266.6

Interest expense, net	12.7	17.6
Other expense, net	18.5	28.6

Income before income taxes and equity in net earnings of affiliates	393.8	220.4

Income tax provision	128.0	75.6

Income before equity in net earnings of affiliates	265.8	144.8

Equity in net earnings of affiliates	32.2	20.4

Net income	$298.0	$165.2

Net income per common share:

Basic	$3.25	$1.81

Diluted	$3.01	$1.73

Weighted average number of common and common equivalent shares outstanding:
Basic	91.7	91.4

Diluted	98.9	95.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$298.0	$165.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95.0	82.0
Deferred debt issuance cost amortization	2.5	3.7
Amortization of intangibles	14.9	13.1
Stock compensation	21.8	10.4
Equity in net earnings of affiliates, net of cash received	(18.8)	(3.3)
Deferred income tax provision	2.8	5.9
Gain on sales of property, plant and equipment	(0.2)	(3.1)
Changes in operating assets and liabilities, net of effects from purchase of business:
Accounts and notes receivable, net	(72.0)	(16.4)
Inventories, net	(391.4)	(193.6)
Other current and noncurrent assets	(56.0)	(27.5)
Accounts payable	50.8	(48.1)
Accrued expenses	113.6	40.2
Other current and noncurrent liabilities	(13.1)	3.7

Total adjustments	(250.1)	(133.0)

Net cash provided by operating activities	47.9	32.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(155.5)	(83.6)
Purchase of business, net of cash acquired	—	(17.8)
Proceeds from sales of property, plant and equipment	3.0	5.2
Investments in unconsolidated affiliates	(0.4)	(66.7)
Other	—	(2.7)

Net cash used in investing activities	(152.9)	(165.6)

Cash flows from financing activities:
Proceeds from (repayment of) debt obligations, net	12.7	(116.4)
Proceeds from issuance of common stock	0.3	7.9
Payment of minimum tax withholdings on stock compensation	(3.2)	—
Payment of debt issuance costs	(1.3)	(0.2)

Net cash provided by (used in) financing activities	8.5	(108.7)

Effect of exchange rate changes on cash and cash equivalents	(36.1)	7.8

Decrease in cash and cash equivalents	(132.6)	(234.3)
Cash and cash equivalents, beginning of period	582.4	401.1

Cash and cash equivalents, end of period	$449.8	$166.8

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
Stock Compensation Plans
     During the three months and nine months ended September 30, 2008, the Company recorded approximately $6.8 million and $22.0 million, respectively, of stock compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). During the three months and nine months ended September 30, 2007, the Company recorded approximately $7.0 million and $10.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. The stock compensation expense was recorded as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$0.3	$0.3	$0.7	$0.4
Selling, general and administrative expenses	6.5	6.7	21.3	10.2

Total stock compensation expense	$6.8	$7.0	$22.0	$10.6

     Stock Incentive Plans
     Under the 2006 Long Term Incentive Plan (the “2006 Plan”) up to 5,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approves grants of awards under the employee and director stock incentive plans described below.
     Employee Plans
     The 2006 Plan encompasses two stock incentive plans for Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

cycle. The plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. During the nine months ended September 30, 2008, the Company granted 272,700 awards under the 2006 Plan for the three-year performance period commencing in 2008 and ending in 2010. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2008 was $57.12. Performance award transactions during the nine months ended September 30, 2008 were as follows, and are presented as if the Company were to achieve its target levels of performance under the plan:

Shares awarded but not earned at January 1	942,000
Shares awarded	272,700
Shares forfeited or unearned	(35,538)
Shares earned	—

Shares awarded but not earned at September 30	1,179,162

     As of September 30, 2008, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $29.1 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2008, the Company granted 107,400 SSAR awards. During the three and nine months ended September 30, 2008, the Company recorded stock compensation expense of approximately $0.5 million and $1.3 million, respectively. During the three and nine months ended September 30, 2007, the Company recorded stock compensation expense of approximately $0.3 million and $0.8 million, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company has utilized the “simplified” method for estimating the expected term of granted SSARs during the nine months ended September 30, 2008 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the option or SSAR. As the Company has only been granting SSARs under the 2006 Plan since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three and nine months ended September 30, 2008:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Weighted average grant date fair value	$16.95	$17.90

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	3.3%	2.7%
Expected volatility	38.5%	38.0%
Expected dividend yield	—	—
     SSAR transactions during the nine months ended September 30, 2008 were as follows:

SSARs outstanding at January 1	383,500
SSARs granted	107,400
SSARs exercised	(52,812)
SSARs canceled or forfeited	(10,000)

SSARs outstanding at September 30	428,088

SSAR price ranges per share:
Granted	$51.82-66.20
Exercised	23.80-37.38
Canceled or forfeited	23.80-37.38

Weighted average SSAR exercise prices per share:
Granted	$56.92
Exercised	29.82
Canceled or forfeited	30.59
Outstanding at September 30	37.92
     At September 30, 2008, the weighted average remaining contractual life of SSARs outstanding was approximately five years and there were 69,313 SSARs currently exercisable with exercise prices ranging from $23.80 to $37.38, with a weighted average exercise price of $29.39 and an aggregate intrinsic value of $0.9 million. As of September 30, 2008, the total compensation cost related to unvested SSARs not yet recognized was approximately $4.2 million, and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	September 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2008	Price

$23.80 — $24.61	134,750	4.6	$23.82	40,875	$23.83
$26.00 — $37.38	185,938	5.4	$37.15	28,438	$37.38
$51.82 — $66.20	107,400	6.3	$56.92	—

	428,088			69,313

     The total intrinsic value of SSARs exercised during the nine months ended September 30, 2008 was $1.6 million and the total fair value of SSARs vested during the same period was $1.1 million.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

The Company realized a tax benefit of less than $0.1 million from the exercise of these SSARs. There were 358,775 SSARs that were not vested as of September 30, 2008. The total intrinsic value of outstanding SSARs as of September 30, 2008 was approximately $3.5 million.
     Director Restricted Stock Grants
     The 2006 Plan provided for $25,000 in annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The January 1, 2007 grant equated to 8,080 shares of common stock, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during the first quarter of 2007 associated with these grants.
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
     As of September 30, 2008, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,106,830 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
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
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. Stock option transactions during the nine months ended September 30, 2008 were as follows:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Options outstanding at January 1	75,500
Options granted	—
Options exercised	(16,900)
Options canceled or forfeited	(5,000)

Options outstanding at September 30	53,600

Options available for grant at September 30	1,935,437

Option price ranges per share:
Granted	$—
Exercised	10.06-22.31
Canceled or forfeited	15.12

Weighted average option exercise prices per share:
Granted	$—
Exercised	15.14
Canceled or forfeited	15.12
Outstanding at September 30	14.75
     At September 30, 2008, the outstanding options had a weighted average remaining contractual life of approximately three years and there were 53,600 options currently exercisable with option prices ranging from $10.06 to $20.85 with a weighted average exercise price of $14.75 and an aggregate intrinsic value of $1.5 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	September 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2008	Price

$10.06 — $11.63	14,900	2.0	$11.48	14,900	$11.48
$15.12 — $20.85	38,700	3.2	$16.01	38,700	$16.01

	53,600			53,600

     The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $0.8 million and the total fair value of shares vested during the same period was less than $0.1 million. Cash received from stock option exercises was approximately $0.3 million for the nine months ended September 30, 2008. The Company realized an insignificant tax benefit from the exercise of these options.
Recent Accounting Pronouncements
     In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Interpretation No. (“FIN”) 45-4, “An amendment of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The FSP requires additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early adoption encouraged. The Company will adopt the FSP for the year ended December 31, 2008.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     In May 2008, FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement).” The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” The FSP will impact the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The FSP will result in a significant increase in interest expense and, therefore, reduce net income and basic and diluted earnings per share within the Company’s consolidated statements of operations. The Company will adopt the requirements of the FSP on January 1, 2009, and estimates that upon adoption, its “retained earnings” balance will be reduced by approximately $37 million, its “convertible senior subordinated notes” balance will be reduced by approximately $57 million and its “additional paid-in capital” balance will increase by approximately $57 million, including a deferred tax impact of approximately $37 million. “Interest expense, net” attributable to the convertible senior subordinated notes during the fiscal year ended December 31, 2009 is expected to increase by approximately $15 million, compared to 2008, as a result of the adoption.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
2. RESTRUCTURING AND OTHER INFREQUENT EXPENSES (INCOME)
     During the second quarter of 2007, the Company announced the closure of its Valtra sales office located in France. The closure resulted in the termination of approximately 15 employees. The Company recorded severance and other facility closure costs of approximately $0.8 million associated with the closure during 2007, of which approximately $0.6 million were recorded during the nine months ended September 30, 2007. The Company recorded an additional $0.2 million of severance and other facility closure costs during the nine months ended September 30, 2008. As of September 30, 2008, all accrued severance and other facility closure costs had been paid and all of the employees had been terminated.
     During the third quarter of 2006, the Company announced the closure of two sales offices located in Germany, including a Valtra sales office. The closures resulted in the termination of approximately 13

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during 2006. During the nine months ended September 30, 2007, the Company recorded and paid employee relocation costs associated with the rationalizations of approximately $0.1 million, and recorded additional severance costs of approximately $0.1 million. All of the employees associated with these closures had been terminated and all severance costs had been paid as of December 31, 2007. During the second quarter of 2008, the Company recorded and incurred employee relocation costs of approximately $0.1 million associated with one of the rationalizations.
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
     During the third quarter of 2004, the Company announced and initiated a plan related to the restructuring of its European combine manufacturing operations located in Randers, Denmark to include the elimination of the facility’s component manufacturing operations, as well as the rationalization of the combine model range assembled in Randers. Component manufacturing operations ceased in February 2005. The Company recorded an impairment charge in the third quarter of 2004 to write down certain property, plant and equipment within the component manufacturing operation as the rationalization eliminated a majority of the square footage utilized in the facility. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was based on current conditions in the market. The machinery, equipment and tooling was disposed of or sold in 2005. The Company sold a portion of the buildings, land and improvements and received cash proceeds of approximately $4.4 million in September 2007. A gain of approximately $3.0 million was recorded related to the sale in the third quarter of 2007 and was reflected within “Restructuring and other infrequent expenses (income)” within the Company’s Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2008 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
Gross carrying amounts:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2007	$33.4	$103.0	$55.2	$191.6
Foreign currency translation	(0.1)	(5.0)	(1.7)	(6.8)

Balance as of September 30, 2008	$33.3	$98.0	$53.5	$184.8

	Trademarks
	and	Customer	Patents and
Accumulated amortization:	Tradenames	Relationships	Technology	Total
Balance as of December 31, 2007	$7.2	$42.6	$32.3	$82.1
Amortization expense	1.0	8.0	5.9	14.9
Foreign currency translation	(0.1)	(2.8)	(1.4)	(4.3)

Balance as of September 30, 2008	$8.1	$47.8	$36.8	$92.7

Trademarks
and
Unamortized intangible assets:	Tradenames
Balance as of December 31, 2007	$96.2
Foreign currency translation	(1.4)

Balance as of September 30, 2008	$94.8

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2008 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2007	$3.1	$183.7	$478.8	$665.6
Foreign currency translation	—	(12.0)	(15.0)	(27.0)

Balance as of September 30, 2008	$3.1	$171.7	$463.8	$638.6

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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
     The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. During the fourth quarter of 2008, the Company will be performing its annual impairment testing of goodwill and other intangible assets under SFAS No. 142.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.
4. INDEBTEDNESS
     Indebtedness consisted of the following at September 30, 2008 and December 31, 2007 (in millions):

	September 30,	December 31,
	2008	2007
6 7/8% Senior subordinated notes due 2014	$282.4	$291.8
1 3/4% Convertible senior subordinated notes due 2033	201.3	201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
Other long-term debt	0.1	2.5

	685.1	696.9
Less: Current portion of long-term debt	—	(0.2)
1 3/4% Convertible senior subordinated notes due 2033	(201.3)	(201.3)
1 1/4% Convertible senior subordinated notes due 2036	(201.3)	(201.3)

Total indebtedness, less current portion	$282.5	$294.1

     On May 16, 2008, the Company entered into a new $300.0 million unsecured multi-currency revolving credit facility. The new credit facility replaced the Company’s former $300.0 million secured multi-currency revolving credit facility. The maturity date of the new facility is May 16, 2013. Interest accrues on amounts outstanding under the new facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon the Company’s total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon the Company’s total debt ratio. The new facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the new facility. The Company also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of September 30, 2008, the

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Company had no outstanding borrowings under the new facility. As of September 30, 2008, the Company had availability to borrow $291.3 million under the new facility.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and 1 1/4% convertible senior subordinated notes due 2036 may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds, respectively, 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes, for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of September 30, 2008 and December 31, 2007, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of both notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2008 and December 31, 2007, and, therefore, the Company classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s $300.0 million multi-currency revolving credit facility or a combination of these sources.
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
     Inventories at September 30, 2008 and December 31, 2007 were as follows (in millions):

	September 30,	December 31,
	2008	2007
Finished goods	$515.9	$391.7
Repair and replacement parts	384.1	361.1
Work in process	177.8	88.3
Raw materials	386.4	293.1

Inventories, net	$1,464.2	$1,134.2

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

6. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended September 30, 2008 and 2007 consisted of the following (in millions):

	Three Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$206.8	$147.3
Accruals for warranties issued during the period	34.0	35.0
Settlements made (in cash or in kind) during the period	(37.1)	(28.7)
Foreign currency translation	(16.9)	5.9

Balance at September 30	$186.8	$159.5

     The warranty reserve activity for the nine months ended September 30, 2008 and 2007 consisted of the following (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$167.1	$136.9
Accruals for warranties issued during the period	123.0	100.0
Settlements made (in cash or in kind) during the period	(96.9)	(86.9)
Foreign currency translation	(6.4)	9.5

Balance at September 30	$186.8	$159.5

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
     The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method. A reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 is as follows (in millions, except per share data):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic net income per share:
Net income	$102.6	$76.9	$298.0	$165.2

Weighted average number of common shares outstanding	91.7	91.6	91.7	91.4

Basic net income per share	$1.12	$0.84	$3.25	$1.81

Diluted net income per share:
Net income for purposes of computing diluted net income per share	$102.6	$76.9	$298.0	$165.2

Weighted average number of common shares outstanding	91.7	91.6	91.7	91.4
Dilutive stock options, performance share awards and restricted stock awards	0.2	0.1	0.2	0.2
Weighted average assumed conversion of contingently convertible senior subordinated notes	6.4	4.7	7.0	4.1

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	98.3	96.4	98.9	95.7

Diluted net income per share	$1.04	$0.80	$3.01	$1.73

     There were SSARs to purchase 0.1 million shares of the Company’s common stock for both the three and nine months ended September 30, 2008 that were excluded from the calculation of diluted earnings per share because they had an antidilutive impact. There were SSARs to purchase 0.2 million shares of the Company’s common stock for both the three and nine months ended September 30, 2007 that were excluded from the calculation of diluted earnings per share because they had an antidilutive impact.
8. INCOME TAXES
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment with respect to liabilities for unrecognized tax benefits. At September 30, 2008 and December 31, 2007, the Company had approximately $31.3 million and $22.7 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of September 30, 2008 and December 31, 2007, the Company had approximately $13.5 million and $14.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 30, 2008 and December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.4 million and $1.1 million, respectively.
     The tax years 2001 through 2007 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.

Notes to Condensed Consolidated Financial Statements — Continued
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
     During 2008 and 2007, the Company designated certain foreign currency option contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the same period as the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

comprehensive income that was reclassified to cost of goods sold during the nine months ended September 30, 2008 and 2007 was approximately $20.0 million and $1.0 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2008 range in maturity through December 2009.
     The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the nine months ended September 30, 2008 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2007	$11.4	$3.7	$7.7
Net changes in fair value of derivatives	(4.8)	(5.7)	0.9
Net gains reclassified from accumulated other comprehensive income into income	(24.5)	(4.5)	(20.0)

Accumulated derivative net losses as of September 30, 2008	$(17.9)	$(6.5)	$(11.4)

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
10. COMPREHENSIVE (LOSS) INCOME
     Total comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$102.6	$76.9	$298.0	$165.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(312.9)	78.4	(150.7)	164.7
Defined benefit pension plans	1.3	8.5	3.9	8.5
Unrealized (loss) gain on derivatives	(27.2)	6.3	(19.1)	6.4
Unrealized gain (loss) on derivatives held by affiliates	0.3	(1.6)	(0.3)	(3.1)

Total comprehensive (loss) income	$(235.9)	$168.5	$131.8	$341.7

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

11. ACCOUNTS RECEIVABLE SECURITIZATION
     At September 30, 2008, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $491.2 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose U.S. subsidiary or a qualifying special purpose entity (“QSPE”) in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and FIN No. 46R, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and, thus, consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $453.6 million at September 30, 2008 and $446.3 million at December 31, 2007. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $7.2 million and $8.7 million for the three months ended September 30, 2008 and 2007, respectively, and $21.6 million and $25.5 million for the nine months ended September 30, 2008 and 2007, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
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
     The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At September 30, 2008 and December 31, 2007, the fair value of the retained interest was approximately $76.8 million and $108.8 million, respectively. The retained interest fair value measurement falls within the Level 3 fair value hierarchy under SFAS No. 157. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. The fair value was based upon calculating the estimated present value of the retained interest using a discount rate representing a spread over LIBOR and other key assumptions, such as historical collection experience. The following table summarizes the activity with respect to the fair value of the Company’s retained interest in receivables sold during the nine months ended September 30, 2008 (in millions):

Balance at beginning of period	$108.8
Realized gains	0.9
Purchases, issuances and settlements	(32.9)

Balance at September 30, 2008	$76.8

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The Company has an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. As of September 30, 2008, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $67.1 million compared to approximately $73.3 million as of December 31, 2007.
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
     Net pension and postretirement cost for the plans for the three months ended September 30, 2008 and 2007 are set forth below (in millions):

	Three Months Ended
	September 30,
Pension benefits	2008	2007
Service cost	$3.0	$2.3
Interest cost	11.3	10.8
Expected return on plan assets	(11.3)	(10.6)
Amortization of net actuarial loss and prior service cost	1.3	3.8

Net pension cost	$4.3	$6.3

Postretirement benefits	2008	2007
Interest cost	$0.4	$0.3
Amortization of prior service credit and unrecognized Net (loss) gain	—	(0.1)
Other	—	0.2

Net postretirement cost	$0.4	$0.4

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Net pension and postretirement cost for the plans for the nine months ended September 30, 2008 and 2007 are set forth below (in millions):

	Nine Months Ended
	September 30,
Pension benefits	2008	2007
Service cost	$9.0	$7.0
Interest cost	33.9	32.5
Expected return on plan assets	(33.9)	(32.0)
Amortization of net actuarial loss and prior service cost	4.1	11.4

Net pension cost	$13.1	$18.9

Postretirement benefits	2008	2007
Service cost	$—	$0.1
Interest cost	1.1	1.0
Amortization of prior service credit	(0.2)	(0.1)
Amortization of unrecognized net loss	0.2	—
Other	—	0.2

Net postretirement cost	$1.1	$1.2

     During the nine months ended September 30, 2008, approximately $24.5 million of contributions were made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2008 to its defined benefit pension plans will aggregate approximately $34.3 million. During the nine months ended September 30, 2008, the Company made approximately $1.5 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.1 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2008.
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
13. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2008 and 2007 and assets as of September 30, 2008 and December 31, 2007 are as follows (in millions):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Three Months Ended	North	South	Europe/Africa/	Asia/
September 30,	America	America	Middle East	Pacific	Consolidated
2008
Net sales	$440.4	$466.6	$1,108.8	$69.6	$2,085.4
Income from operations	4.7	41.0	110.8	12.1	168.6
Depreciation	6.6	5.4	18.7	0.8	31.5
Capital expenditures	8.2	5.8	41.8	—	55.8

2007
Net sales	$349.0	$300.1	$913.3	$50.6	$1,613.0
(Loss) income from operations	(10.7)	30.8	103.5	7.5	131.1
Depreciation	6.0	4.7	16.9	0.7	28.3
Capital expenditures	7.7	1.6	25.3	0.1	34.7

Nine Months Ended	North	South	Europe/Africa/	Asia/
September 30,	America	America	Middle East	Pacific	Consolidated
2008
Net sales	$1,273.8	$1,169.1	$3,639.1	$185.4	$6,267.4
(Loss) income from operations	(9.6)	111.9	383.6	25.8	511.7
Depreciation	19.9	16.1	56.6	2.4	95.0
Capital expenditures	19.2	10.6	125.7	—	155.5

2007
Net sales	$1,017.9	$747.2	$2,766.5	$125.4	$4,657.0
(Loss) income from operations	(32.8)	80.9	262.8	12.4	323.3
Depreciation	18.0	13.8	48.2	2.0	82.0
Capital expenditures	14.9	4.9	63.6	0.2	83.6

Assets
As of September 30, 2008	$683.3	$573.0	$1,710.1	$91.4	$3,057.8
As of December 31, 2007	662.6	443.1	1,470.4	75.8	2,651.9

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Segment income from operations	$168.6	$131.1	$511.7	$323.3
Corporate expenses	(15.3)	(12.0)	(50.2)	(35.6)
Stock compensation expense	(6.5)	(6.7)	(21.3)	(10.2)
Restructuring and other infrequent (expenses) income	(0.1)	2.5	(0.3)	2.2
Amortization of intangibles	(5.0)	(4.5)	(14.9)	(13.1)

Consolidated income from operations	$141.7	$110.4	$425.0	$266.6

	As of	As of
	September 30,	December 31,
	2008	2007
Segment assets	$3,057.8	$2,651.9
Cash and cash equivalents	449.8	582.4
Receivables from affiliates	7.0	1.7
Investments in affiliates	297.3	284.6
Deferred tax assets	148.6	141.8
Other current and noncurrent assets	279.3	253.9
Intangible assets, net	186.9	205.7
Goodwill	638.6	665.6

Consolidated total assets	$5,065.3	$4,787.6

14. COMMITMENTS AND CONTINGENCIES
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $18.4 million and $21.9 million against its outstanding balance of Brazilian VAT taxes receivable as of September 30, 2008 and December 31, 2007, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
     The Company is a party to various legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2007, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by the Company and certain of its subsidiaries. Subsequently the Company was contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of the Company. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records. The Company is cooperating fully in these inquiries, including discussions regarding settlement. It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2008, not including interest and penalties, is approximately $30 million. The amount ultimately in dispute will be greater because of interest, penalties and future deductions. The Company has been advised by its legal and tax advisors that the Company’s position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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
RESULTS OF OPERATIONS
     For the three months ended September 30, 2008, we generated net income of $102.6 million, or $1.04 per share, compared to net income of $76.9 million, or $0.80 per share, for the same period in 2007. For the first nine months of 2008, we generated net income of $298.0 million, or $3.01 per share, compared to net income of $165.2 million, or $1.73 per share, for the same period in 2007.
     Net sales during the third quarter and first nine months of 2008 were $2,085.4 million and $6,267.4 million, respectively, which were approximately 29.3% and 34.6% higher than the third quarter and first nine months of 2007, respectively, primarily due to sales growth in all four of our geographical segments as well as the positive impact of currency translation.
     Income from operations during the third quarter of 2008 was $141.7 million compared to $110.4 million in the third quarter of 2007. Income from operations was $425.0 million for the first nine months of 2008 compared to $266.6 million for the same period in 2007. The increases in income from operations were primarily due to the increase in net sales, price increases and cost control initiatives partially offset by higher material costs.
     Income from operations increased in our Europe/Africa/Middle East region in the third quarter and first nine months of 2008 primarily due to an increase in net sales resulting from stronger market demand in Europe, improved margins and the favorable impact of currency translation. In the South America region, income from operations increased in the third quarter and first nine months of 2008 due to increased sales volumes resulting from stronger market conditions, primarily in the major markets of Brazil and Argentina, and the impact of favorable currency translation, partially offset by lower margins due to higher material costs and increased levels of product development expenses. Income from operations in North America was higher in the third quarter and first nine months of 2008 compared to the same periods in 2007, primarily due to sales increases resulting from stronger market demand in the professional farming sector, partially offset by negative currency impacts on products sourced from Brazil and Europe. Income from operations in our Asia/Pacific region was higher in the third quarter and first nine months of 2008 compared to the same periods in 2007, primarily due to improved market conditions in Australia and New Zealand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Retail Sales
     In North America, industry unit retail sales of tractors for the first nine months of 2008 decreased approximately 5% compared to the first nine months of 2007 resulting primarily from decreases in the utility and compact tractor segments, partially offset by increases in industry unit retail sales of high horsepower tractors. Industry unit retail sales of combines for the first nine months of 2008 were approximately 25% higher than the prior year period. Weaker general economic conditions have reduced demand for compact and utility tractors that are also used in non-farming applications. Higher commodity prices and improved projected farm income in North America contributed to significant increases in sales of high horsepower tractors and combines in the first nine months of 2008. Our unit retail sales of tractors decreased in the first nine months of 2008 compared to the first nine months of 2007. Our unit retail sales of combines increased in the first nine months of 2008 compared to the same period in 2007.
     In Europe, industry unit retail sales of tractors for the first nine months of 2008 increased approximately 9% compared to the first nine months of 2007. Retail demand improved in Central and Eastern Europe, Russia, the United Kingdom, Germany and France. Good harvests in 2008 and strong farm income in 2007 supported the increase in demand. Our unit retail sales were also higher in the first nine months of 2008 compared to the same period in 2007.
     South American industry unit retail sales of tractors in the first nine months of 2008 increased approximately 36% over the prior year period. Industry unit retail sales of combines for the first nine months of 2008 were approximately 87% higher than the prior year period. Retail sales of tractors and combines in the major market of Brazil increased approximately 43% and 134%, respectively, during the first nine months of 2008 compared to the same period in 2007. The row crop and sugar cane sectors remain strong in Brazil and improved commodity prices have resulted in increased industry demand. Our South American unit retail sales of tractors and combines were also higher in the first nine months of 2008 compared to the same period in 2007.
     Outside of North America, Europe and South America, net sales for the first nine months of 2008 increased approximately 18% compared to the prior year period due to higher sales in Australia and New Zealand due to improved harvests.
STATEMENTS OF OPERATIONS
     Net sales for the third quarter of 2008 were $2,085.4 million compared to $1,613.0 million for the same period in 2007. Net sales for the first nine months of 2008 were $6,267.4 million compared to $4,657.0 million for the same prior year period. Net sales increased in all four of AGCO’s geographical segments for the third quarter and first nine months of 2008. Foreign currency translation positively impacted net sales by approximately $120.0 million, or 7.4%, in the third quarter of 2008 and by $522.9 million, or 11.2%, in the first nine months of 2008. The following table sets forth, for the three and nine months ended September 30, 2008 and 2007, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Three Months Ended				Change due to currency
	September 30,		Change		translation
	2008	2007	$	%	$	%
North America	$440.4	$349.0	$91.4	26.2%	$2.3	0.7%
South America	466.6	300.1	166.5	55.5%	53.6	17.9%
Europe/Africa/Middle East	1,108.8	913.3	195.5	21.4%	62.4	6.8%
Asia/Pacific	69.6	50.6	19.0	37.6%	1.7	3.4%

	$2,085.4	$1,613.0	$472.4	29.3%	$120.0	7.4%

	Nine Months Ended				Change due to currency
	September 30,		Change		translation
	2008	2007	$	%	$	%
North America	$1,273.8	$1,017.9	$255.9	25.1%	$18.4	1.8%
South America	1,169.1	747.2	421.9	56.4%	156.2	20.9%
Europe/Africa/Middle East	3,639.1	2,766.5	872.6	31.6%	335.5	12.1%
Asia/Pacific	185.4	125.4	60.0	47.8%	12.8	10.2%

	$6,267.4	$4,657.0	$1,610.4	34.6%	$522.9	11.2%

     Regionally, net sales in North America increased during the third quarter and first nine months of 2008, primarily due to strong industry conditions supporting increased sales of high horsepower tractors and combines. In the Europe/Africa/Middle East region, net sales increased in the third quarter and first nine months of 2008 primarily due to sales growth in the United Kingdom, Germany, France and Central and Eastern Europe. Net sales in South America increased during the third quarter and first nine months of 2008 primarily as a result of stronger market conditions in the region, predominantly in Brazil. In the Asia/Pacific region, net sales increased in the third quarter and first nine months of 2008 compared to the same periods in 2007 primarily due to sales growth in Australia. We estimate that consolidated price increases during the third quarter and the first nine months of 2008 contributed approximately 4.6% and 3.0% to the increase in sales in the third quarter and the first nine months of 2008, respectively. Consolidated net sales of tractors and combines, which comprised approximately 71% and 72% of our net sales in the third quarter and first nine months of 2008, respectively, increased approximately 26% and 36% during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007. Unit sales of tractors and combines increased approximately 12% and 17% during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	September 30,
	2008		2007
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$380.1	18.2%	$307.6	19.1%
Selling, general and administrative expenses	183.5	8.8%	156.6	9.7%
Engineering expenses	49.8	2.4%	38.6	2.4%
Restructuring and other infrequent expenses (income)	0.1	—	(2.5)	(0.1)%
Amortization of intangibles	5.0	0.2%	4.5	0.3%

Income from operations	$141.7	6.8%	$110.4	6.8%

	Nine Months Ended
	September 30,
	2008		2007
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$1,123.5	17.9%	$824.0	17.7%
Selling, general and administrative expenses	535.1	8.5%	438.2	9.4%
Engineering expenses	148.2	2.4%	108.3	2.3%
Restructuring and other infrequent expenses (income)	0.3	—	(2.2)	—
Amortization of intangibles	14.9	0.2%	13.1	0.3%

Income from operations	$425.0	6.8%	$266.6	5.7%

     Gross profit as a percentage of net sales decreased during the third quarter but increased during the first nine months of 2008 compared to the prior year. Third quarter gross margins in 2008 were lower due to a weaker sales mix in Europe, currency impacts on European and Brazilian export sales and rising raw material costs particularly related to increases in steel costs. Gross margins for the first nine months of 2008 were higher due to the benefits of increased production and cost reduction initiatives offsetting currency impacts and raw material cost inflation. In 2007, supplier constraints at our German manufacturing facility and the production roll-out of a new high-horsepower tractor series pushed sales of certain higher margin products from the first half of 2007 into the third quarter of 2007. As a result, 2007 sales and gross margins in the third quarter benefited from a larger percentage of higher margin Fendt high horsepower tractors in Europe as compared to the third quarter of 2008. In response to increases in manufacturing input costs driven primarily by increases in steel and energy costs, we instituted a series of price increases during the first nine months of 2008. These pricing actions helped to partially offset the impact of rising manufacturing input costs. Additional pricing is planned for the remainder of 2008 in order to further offset the rising costs of materials. However, depending on the timing and acceptance of our pricing in relation to the amount and timing of the cost increases, our gross margins may be negatively impacted. Gross margins in North America continued to be adversely affected by the impact of the weaker United States dollar on products imported from our European and Brazilian manufacturing facilities. Unit production of tractors and combines for the third quarter and first nine months of 2008 was approximately 11% and 18% higher, respectively, than the comparable periods in 2007. The strong global market conditions have put us near or at capacity in some of our production operations. Therefore, we are making investments in some of our facilities to expand capacity. We are also working with our existing suppliers to prepare them for expected demand levels as well as working to qualify new suppliers to mitigate supply constraints. If supplier constraints occur, they could negatively impact future results. We recorded approximately $0.3 million and $0.7 million of stock compensation expense, within cost of goods sold, during the third quarter and first nine months of 2008, respectively, compared to $0.3 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

and $0.4 million, respectively, of stock compensation expense for comparable periods in 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the third quarter and first nine months of 2008 compared to the same prior year periods primarily due to higher sales volumes and cost control initiatives. We recorded approximately $6.5 million and $21.3 million of stock compensation expense, within SG&A, during the third quarter and first nine months of 2008, respectively, compared to $6.7 million and $10.2 million, respectively, of stock compensation expense for comparable periods in 2007, as is more fully explained in Note 1 to our Condensed Consolidated Financial Statements. Engineering expenses increased during the third quarter and first nine months of 2008 compared to the same prior year periods as a result of continued spending to fund new products, product improvements and cost reduction projects.
     We recorded restructuring and other infrequent expenses of approximately $0.1 million and $0.3 million, respectively, during the third quarter and the first nine months of 2008 primarily related to severance and employee relocation costs associated with our rationalization of our Valtra sales office located in France, as well as our rationalization of certain parts, sales and marketing and administration functions in Germany. We recorded restructuring and other infrequent income of $2.5 million and $2.2 million during the third quarter and the first nine months of 2007, respectively. We sold a portion of the buildings, land and improvements associated with our Randers, Denmark facility and received cash proceeds of approximately $4.4 million in September 2007. A gain of approximately $3.0 million was recorded related to the sale in the third quarter of 2007. This gain was partially offset by charges primarily related to severance and employee relocation costs associated with the rationalization of our Valtra sales office located in France as well as the rationalization of certain parts, sales and marketing and administration functions in Germany. See Note 2 to our Condensed Consolidated Financial Statements for further discussion of restructuring activities.
     Interest expense, net was $2.1 million and $12.7 million for the third quarter and first nine months of 2008, respectively, compared to $3.4 million and $17.6 million, respectively, for the comparable periods in 2007, primarily due to a reduction in debt levels and increased interest income earned during the third quarter and the first nine months of 2008 compared to the same periods in 2007.
     Other expense, net was $2.9 million and $18.5 million during the third quarter and first nine months of 2008, respectively, compared to $10.5 million and $28.6 million, respectively, for the same periods in 2007. Losses on sales of receivables, primarily under our securitization facilities, were $7.2 million and $21.6 million in the third quarter and first nine months of 2008, respectively, compared to $8.7 million and $25.5 million for the same periods in 2007. The decrease was due to lower interest rates in 2008 compared to 2007, partially offset by higher outstanding funding under the securitizations in the third quarter and the first nine months of 2008 as compared to the same periods in 2007. There was also an increase in foreign exchange gains in the third quarter and first nine months of 2008 compared to the same periods in 2007.
     We recorded income tax provisions of $42.7 million and $128.0 million for the third quarter and first nine months of 2008, respectively, compared to $26.7 million and $75.6 million for the comparable periods in 2007. The effective tax rate was 31.2% and 32.5% for the third quarter and first nine months of 2008, respectively, compared to 27.7% and 34.3% in the comparable periods in 2007. Our effective tax rate was positively impacted during 2008 primarily due to reductions in statutory tax rates in the United Kingdom and Germany and a decrease in losses incurred in the United States. The lower rate for the third quarter 2007 was primarily due to the adjustment of the Company’s deferred tax balances for impact of the United Kingdom and Germany tax rate changes that became effective in the third quarter 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Equity in net earnings from affiliates for the third quarter of 2008 was approximately $8.6 million compared to $7.1 million during the third quarter of 2007. For the first nine months of 2008, equity in net earnings from affiliates was approximately $32.2 million compared to $20.4 million in the same period of 2007. The increase in earnings in the first nine months of 2008 was primarily due to income associated with our investment in the Laverda S.p.A. operating joint venture that occurred in September 2007, as is more fully described in our annual report on Form 10-K for the year ended December 31, 2007.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $7.5 million as of December 31, 2007, and will gradually be eliminated over time. As of September 30, 2008, our capital investment in the retail finance joint ventures, which is included in “investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $205.2 million compared to $194.0 million as of September 30, 2007. The total finance portfolio in our retail finance joint ventures was approximately $5.1 billion as of September 30, 2008 compared to $4.6 billion as of September 30, 2007. The increase in the portfolio between periods was primarily the result of increased sales volumes in both Europe and Brazil, as well as the favorable impact of currency translation. For the first nine months of 2008, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $24.4 million compared to $19.6 million in the same period of 2007. The increase during the first nine months of 2008 was due primarily to higher finance revenues generated as a result of our increased equipment sales volumes, particularly in Europe and Brazil, and the favorable impact of currency translation. To date, our retail joint ventures have not experienced any significant erosion in the credit quality of the receivables that they own as a result of the recent global economic challenges. However, there can be no assurance that the receivables will not at some point be impaired, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change would have a material impact on the joint ventures and on our operating results.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was $1.3 billion as of September 30, 2008 compared to $1.1 billion as of December 31, 2007 and $1.2 billion as of September 30, 2007. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. While the joint venture currently considers its reserves for loan losses adequate, the joint venture continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government.

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
     Our primary financing and funding sources, with balances outstanding as of September 30, 2008, are our €200.0 million (or approximately $282.4 million) principal amount 6 7/8% senior subordinated notes due 2014, $201.3 million principal amount 1 3/4% convertible senior subordinated notes due 2033, $201.3 million principal amount 1 1/4% convertible senior subordinated notes due 2036, approximately $491.2 million of accounts receivable securitization facilities (with approximately $453.6 million in outstanding funding as of September 30, 2008), and a $300.0 million multi-currency revolving credit facility (with no amounts outstanding as of September 30, 2008).
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of our common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into our common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares ranges from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.1063 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require us to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014 and our 1 3/4% convertible senior subordinated notes due 2033.
     Our $201.3 million of 1 3/4% convertible senior subordinated notes due 2033 provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. In the event of a stock dividend, split of our common stock or certain other dilutive events, the conversion rate will be adjusted so that upon conversion of the notes, holders of the notes would be entitled to receive the same number of shares of common stock that they would have been entitled to receive if they had converted the notes into our common stock immediately prior to such events. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 31, 2010, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (also as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $17.07 per share or more than $110.00 per share. The number of additional make whole shares ranges from 13.2 shares per $1,000 principal amount at $17.07 per share to 0.1 shares per $1,000 principal amount at $110.00 per share for the year ended December 31, 2008, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 58.5823 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.
     As of September 30, 2008 and December 31, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 and $40.73 per share for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes, respectively, for at least 20 trading days in the 30 consecutive trading days ending September 30, 2008 and December 31, 2007, and, therefore, we classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources.
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
     On May 16, 2008, we entered into a new $300.0 million unsecured multi-currency revolving credit facility. The new credit facility replaced our former existing $300.0 million secured multi-currency revolving credit facility. The maturity date of our new facility is May 16, 2013. Interest accrues on amounts outstanding under the new facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The new facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of September 30, 2008, we had no outstanding borrowings under the new facility. As of September 30, 2008, we had availability to borrow $291.3 million under the new facility.
     Our former credit facility provided for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the former revolving credit facility was December 2008 and the maturity date for the former term loan facility was June 2009. We were required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). On June 29, 2007, we repaid the remaining balances of our outstanding United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. The former revolving credit facility was secured by a majority of our U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrued on amounts outstanding under the former revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrued on amounts outstanding under the term loans at LIBOR plus 1.75%. The former credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also had to fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2007 and September 30, 2007, we had no outstanding borrowings under the former credit facility. As of December 31, 2007 and September 30, 2007, we had availability to borrow $291.1 million under the former revolving credit facility.
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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in April 2009 and the European facility expires in October 2011, but each is subject to annual renewal. As of September 30, 2008, the aggregate amount of these facilities was $491.2 million. The outstanding funded balance of $453.6 million as of September 30, 2008 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
     The securitization facilities allow us to sell accounts receivable through financing conduits which obtain funding from commercial paper markets. Future funding under our securitization facilities

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.
     We have an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO, and we will continue to service the receivables. As of September 30, 2008, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $67.1 million compared to approximately $73.3 million as of December 31, 2007.
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
     Cash flow provided by operating activities was $47.9 million for the first nine months of 2008 compared to cash provided by operating activities of $32.2 million for the first nine months of 2007. The increase in cash flow provided by operating activities during the first nine months of 2008 was primarily due to higher net income.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $769.2 million in working capital at September 30, 2008, as compared with $638.4 million at December 31, 2007 and $773.6 million at September 30, 2007. Accounts receivable and inventories, combined, at September 30, 2008 were $381.2 million higher than at December 31, 2007 and $208.5 million higher than at September 30, 2007.
     Capital expenditures for the first nine months of 2008 were $155.5 million compared to $83.6 million for the first nine months of 2007. We anticipate that capital expenditures for the full year of 2008 will range from approximately $230 million to $250 million and will primarily be used to support our manufacturing operations, systems initiatives, and to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 23.8% at September 30, 2008 compared to 25.4% at December 31, 2007.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     At September 30, 2008, we were obligated under certain circumstances to purchase, through the year 2010, up to $4.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At September 30, 2008, we guaranteed indebtedness owed to third parties of approximately $129.6 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At September 30, 2008, we had foreign currency forward contracts to buy an aggregate of approximately $555.3 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $316.1 million United States dollar equivalents. The outstanding contracts as of September 30, 2008 range in maturity through December 2009. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $18.4 million and $21.9 million against our outstanding balance of Brazilian VAT taxes receivable as of September 30, 2008 and December 31, 2007, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2007, in February 2006, we received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” Similar investigations are being conducted by others. In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. See Part II, Item 1, “Legal Proceedings” for further discussion of these matters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

OUTLOOK
     For the full year of 2008, farm equipment sales are expected to increase from 2007 levels. Modest growth in industry retail sales in Western Europe and continued market expansion in Eastern and Central Europe is expected to result in sales above 2007 levels. In North America, the slowing general economy is expected to produce weaker industry retail sales of compact and utility tractors, but improved farm income and healthy farmer balance sheets are expected to result in increased industry retail sales of high horsepower tractors and combines compared to 2007. In South America, favorable farm fundamentals in Brazil and Argentina are expected to produce increased industry retail sales.
     For the full year of 2008, we are targeting earnings improvement compared to the full year of 2007 resulting primarily from higher sales volumes and improved operating margins.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:
•	general economic and capital market conditions;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	cost of steel and other raw materials;

•	performance of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.
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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2008 and 2007, we designated certain foreign currency option contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income, with the cumulative gain or loss subsequently reclassified into cost of goods sold during the same period as the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income that was reclassified to cost of goods sold during the nine months ended September 30, 2008 and 2007 was approximately $20.0 million and $1.0 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2008 range in maturity through December 2009.

     The following is a summary of foreign currency derivative contracts used to hedge currency exposures. The outstanding contracts as of September 30, 2008 range in maturity through December 2009. The net notional amounts and fair value gains or losses as of September 30, 2008 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average		Fair
	Amount	Contract		Value
	(Sell)/Buy	Rate*		Gain/(Loss)
Australian dollar	$(23.2)	1.20		$1.2
Brazilian real	501.9	1.70-2.20	**	(32.7)
British pound	6.7	0.49		(1.0)
Canadian dollar	(3.9)	1.07		—
Euro	(208.3)	0.71		(0.4)
Japanese yen	22.5	108.54		0.5
Mexican peso	(30.5)	10.70		0.7
New Zealand dollar	(3.9)	1.57		(0.2)
Norwegian krona	8.0	5.87		—
Polish zloty	(3.3)	2.33		0.1
Russian rubble	(42.9)	25.64		—
Swedish krona	16.1	6.83		(0.2)
South African rand	(0.1)	8.44		—
Swiss franc	0.1	1.12		0.1

				$(31.9)

*	per United States dollar

**	Contracts include various option contracts within the 1.70 to 2.20 range
     Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the nine months ended September 30, 2008 would have increased by approximately $1.2 million.
     We had no interest rate swap contracts outstanding in the nine months ended September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2007, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by the Company and certain of its subsidiaries. Subsequently the Company was contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of the Company. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records. The Company is cooperating fully in these inquiries, including discussions regarding settlement. It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.
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
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2008, not including interest and penalties, is approximately $30 million. The amount ultimately in dispute will be greater because of interest, penalties and future deductions. The Company has been advised by its legal and tax advisors that the Company’s position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

AGCO CORPORATION
Registrant
Date: November 7, 2008	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)