Form 10-K
period 2008-12-31
AGCO CORP /DE
filed 2009-02-27
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2008

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

The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2008 was approximately $3.2 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 13, 2009, 91,844,193 shares of AGCO Corporation’s Common Stock were outstanding.

AGCO Corporation is a large accelerated filer.

AGCO Corporation is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of AGCO Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
1. Operations and Summary of Significant Accounting Policies
2. Acquisitions and Joint Venture
3. Restructuring and Other Infrequent Expenses (Income)
4. Accounts Receivable Securitization
5. Investments in Affiliates
6. Income Taxes
7. Indebtedness
8. Employee Benefit Plans
9. Common Stock
10. Stock Incentive Plans
11. Derivative Instruments and Hedging Activities
12. Commitments and Contingencies
13. Related Party Transactions
14. Segment Reporting
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-3.2
EX-10.15
EX-10.17
EX-10.19
EX-10.20
EX-10.22
EX-10.24
EX-21.0
EX-23.1
EX-24.0
EX-31.1
EX-31.2
EX-32.1

PART I

Item 1.	Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are the third largest manufacturer and distributor of agricultural equipment and related replacement parts in the world based on annual net sales. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 2,800 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

Tractors

Our compact tractors (under 40 horsepower) are typically used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40 to 100 horsepower), including two-wheel and all-wheel drive versions. Our utility tractors are typically used on small and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100 to 570 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. Tractors accounted for approximately 67% of our net sales in 2008, 68% in 2007 and 67% in 2006.

Combines

Depending on the market, our combines are sold with conventional or rotary technology. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, that are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 6% of our net sales in 2008, 5% in 2007 and 4% in 2006.

Our 50% investment in Laverda S.p.A. (“Laverda”), an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH (“Fella”), a German manufacturer of grass and hay machinery, and its 30% ownership in Gallignani S.p.A. (“Gallignani”), an Italian manufacturer of balers.

Application Equipment

We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as pre-emergence, and after crops emerge from the ground, known as post-emergence. We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Application equipment accounted for approximately 4% of our net sales in 2008 and 2007 and 5% in 2006.

Hay Tools and Forage Equipment, Implement, Engines and Other Products

Our hay tools and forage equipment include both round and rectangular balers, self-propelled windrowers, disc mowers, spreaders and mower conditioners and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy, horse and alternative fuel industries.

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

We provide a variety of precision farming technologies that are developed, manufactured, distributed and supported on a worldwide basis. These technologies provide farmers with the capability to enhance productivity and profitability on the farm. Through the use of global positioning systems, or GPS, our automated steering and guidance products use satellites to help our customers eliminate skips and overlaps to optimize land use. This technology allows for more precise farming practices from cultivation to planting to nutrient and pesticide applications. AGCO also offers other advanced technology precision farming products that gather information such as yield data allowing our customers to produce yield maps for the purpose of maximizing planting and fertilizer applications. Many of our tractors, combines, planters and sprayers are equipped with these precision farming technologies at the customer’s option. Our suite of farm management software converts a variety of data generated by our machinery into valuable information that can be used to enhance efficiency, productivity and profitability and promote greater environmental stewardship. While these products do not generate significant revenues, we believe that these products and related services are desired and highly valued by professional farmers around the world and are integral to the growth of our machinery sales.

Our AGCO Sisu Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in Valtra tractors and certain other branded tractors, combines and sprayers, as well as for sale to third parties. The engine division specializes in the manufacturing of off-road engines in the 50 to 500 horsepower range.

Hay tools and forage equipment, implements, engines and other products accounted for approximately 11% of our net sales in 2008 and 10% in 2007 and 2006.

Replacement Parts

In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for all of the products we sell. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profits and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 12% of our net sales in 2008, 13% in 2007 and 14% in 2006.

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

Europe

We market and distribute farm machinery, equipment and replacement parts to farmers in European markets through a network of approximately 1,100 independent dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to the end user. In some cases, dealers carry competing or complementary products from other manufacturers. Sales in Europe accounted for approximately 56% of our net sales in 2008, and 57% in 2007 and 2006.

North America

We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 1,100 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. Sales in North America accounted for approximately 21% of our net sales in 2008, 22% in 2007 and 24% in 2006.

South America

We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 400 independent dealers. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 18% of our net sales in 2008, 16% in 2007 and 12% in 2006.

Rest of the World

Outside Europe, North America and South America, we operate primarily through a network of approximately 200 independent dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. Sales outside Europe, North America and South America accounted for approximately 5% of our net sales in 2008 and 2007 and 7% in 2006.

Associates and licensees provide a distribution channel in some markets for our products and/or a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Turkey and Pakistan. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson and Valtra equipment in its home country but may not sell these products in other countries. We generally license to these associates certain technology, as well as the right to use the Massey Ferguson and Valtra trade names. We also sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally provide technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson and Valtra brand names in the licensed territory and also may become a source of low-cost production for us.

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

We believe that our ability to offer our dealers a full product line of agricultural equipment and related replacement parts, as well as our ongoing dealer training and support programs focusing on business and inventory management, sales, marketing, warranty and servicing matters, and products, helps ensure the vitality and increase the competitiveness of our dealer network. We also maintain dealer advisory groups to obtain dealer feedback on our operations.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from six to 12 months, depending on the product. All equipment sales to dealers in the United States and Canada are immediately due upon a retail sale of the equipment by the dealer. If not previously paid by the dealer, installment payments are required generally beginning seven to 13 months after shipment with the remaining outstanding equipment balance generally due within 12 to 18 months after shipment. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in a majority of the new and used equipment we finance.

Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

For sales in most markets outside of the United States and Canada, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where we generated approximately 20% of our net sales in 2008, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after periods of up to 23 months that vary depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2008, 16.2% and 4.7% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.4% of our net sales during 2008. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are generally due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. We have an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North

America to our United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through our United States and Canadian retail finance joint ventures.

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

Europe

Our tractor manufacturing operations in Europe are located in Suolahti, Finland; Beauvais, France; and Marktoberdorf, Germany. In addition, we maintain a combine assembly facility in Randers, Denmark. The Suolahti facility produces 75 to 280 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 80 to 360 horsepower tractors primarily marketed under the Massey Ferguson and Challenger brand names. The Marktoberdorf facility produces 50 to 360 horsepower tractors marketed under the Fendt brand name and transmissions which we use in tractors produced both in our Marktoberdorf and Beauvais facilities. The Randers facility assembles conventional combines under the Massey Ferguson, Challenger and Fendt brand names. We also assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. Our 50% investment in Laverda, an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. We also have a joint venture with Claas Tractor SAS for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais.

North America

Our manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota; and Queretaro, Mexico, and produce products for a majority of our brand names in North America as well as for export outside of North America. The Beloit facility produces tillage and seeding equipment. The Hesston facility produces hay and forage equipment, rotary combines and planters. The Jackson facility produces 270 to 570 horsepower track tractors and four-wheeled drive articulated tractors, as well as self-propelled sprayers. In Queretaro, we assemble tractors for distribution in the Mexican market. In addition, we also have three tractor light assembly operations throughout the United States for the final assembly of imported tractors sold in the North American market.

South America

Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 220 horsepower, and industrial loader-backhoes. The tractors are sold primarily under the Massey Ferguson brand name. In Mogi das Cruzes, Brazil, we manufacture and assemble tractors, ranging from 50 to 210 horsepower, marketed primarily under the Valtra and Challenger brand names. We also manufacture diesel engines in the Mogi das Cruzes facility. We manufacture combines marketed under the Massey Ferguson, Valtra and Challenger brand names in Santa Rosa, Rio Grande do Sul, Brazil. In Ibirubá, Rio Grande do Sul, Brazil, we manufacture and distribute a line of farm implements, including drills, planters, corn headers and front loaders.

Third-Party Suppliers

We externally source many of our products, components and replacement parts. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some of the products we distribute from third-party suppliers. We purchase standard and specialty tractors from Carraro S.p.A. and distribute these tractors worldwide. In addition, we purchase some tractor models from our licensee in India and compact tractors from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers.

In addition to the purchase of machinery, third-party suppliers supply us with significant components used in our manufacturing operations, such as engines and transmissions. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers has generally been favorable.

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

Engineering and Research

We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $194.5 million, or 2.3% of net sales, in 2008, $154.9 million, or 2.3% of net sales, in 2007 and $127.9 million, or 2.4% of net sales, in 2006.

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

The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us. Our AGCO Sisu Power engines division, which specializes in the manufacturing of off-road engines in the 40 to 500 horsepower range, currently complies with Com II, Com IIIa, Tier II and Tier III emissions requirements set by European and United States regulatory authorities. We expect to meet future emissions requirements, such as Tier 4a or Com IIIb requirements effective starting in 2011, through the introduction of new technology to the engines and exhaust after-treatment systems, as necessary.

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

Employees

As of December 31, 2008, we employed approximately 15,600 employees, including approximately 4,250 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information

Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in the “Investors & Media” section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statements for the annual meetings of stockholders; and

•	Forms 3, 4 and 5

The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).

We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available under the heading “Committee Charters” in the “Corporate Governance” section of our website’s “Investors & Media” section; and

•	our Code of Conduct, which is available under the heading “Code of Conduct” in the “Corporate Governance” section of our website’s “Investors & Media” section.

In addition, in the event of any waivers of our Code of Conduct, those waivers will be available under the heading “Office of Ethics and Compliance” in the “Corporate Governance” section of our website’s “Investors & Media” section.

Executive Officers of the Registrant

The following table sets forth information as of January 31, 2009 with respect to each person who is an executive officer of the Company.

Name	Age	Positions

Martin H. Richenhagen	56	Chairman of the Board, President and Chief Executive Officer
Garry L. Ball	61	Senior Vice President — Engineering
Andrew H. Beck	45	Senior Vice President — Chief Financial Officer
Norman L. Boyd	65	Senior Vice President — Executive Development
David L. Caplan	61	Senior Vice President — Materials Management, Worldwide
André M. Carioba	57	Senior Vice President and General Manager, South America
Gary L. Collar	52	Senior Vice President and General Manager, EAME and Australia/New Zealand
Robert B. Crain	49	Senior Vice President and General Manager, North America
Randall G. Hoffman	57	Senior Vice President — Global Sales & Marketing and Product Management
Hubertus M. Muehlhaeuser	39	Senior Vice President — Strategy & Integration and General Manager, Eastern Europe & Asia
Lucinda B. Smith	42	Senior Vice President — Human Resources
Hans-Bernd Veltmaat	54	Senior Vice President — Manufacturing & Quality

Martin H. Richenhagen has been President and Chief Executive Officer since July 2004. From January 2003 to February 2004, Mr. Richenhagen was Executive Vice President of Forbo International SA, a flooring material business based in Switzerland. From 1998 to December 2002, Mr. Richenhagen was Group President of Claas KGaA mbH, a global farm equipment manufacturer and distributor. From 1995 to 1998, Mr. Richenhagen was Senior Executive Vice President for Schindler Deutschland Holdings GmbH, a worldwide manufacturer and distributor of elevators and escalators.

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

Norman L. Boyd has been Senior Vice President — Executive Development since January 2009. Mr. Boyd was Senior Vice President — Human Resources for the Company from June 2002 to December 2008, Senior Vice President — Corporate Development from October 1998 to June 2002, Vice President of Europe/Africa/Middle East Distribution from February 1997 to September 1998, Vice President of Marketing, Americas from February 1995 to February 1997 and Manager of Dealer Operations from January 1993 to February 1995.

David L. Caplan has been Senior Vice President — Materials Management, Worldwide since October 2003. Mr. Caplan was Senior Director of Purchasing of PACCAR Inc. from January 2002 to October 2003 and was Director of Operation Support with Kenworth Truck Company from November 1997 to January 2002.

André M. Carioba has been Senior Vice President and General Manager, South America since July 2006. Mr. Carioba held several positions with BMW Group and its subsidiaries worldwide, including President and Chief Executive Officer of BMW Brazil Ltda., from August 2000 to December 2005, Director of Purchasing and Logistics of BMW Brazil Ltda., from September 1998 to July 2000, and Senior Manager for International Purchasing Projects of BMW AG in Germany, from January 1995 to August 1998.

Gary L. Collar has been Senior Vice President and General Manager, EAME and Australia/New Zealand since January 2009. From January 2004 to December 2008, Mr. Collar was Senior Vice President and General Manager, EAME and EAPAC. Mr. Collar was Vice President, Worldwide Market Development for the Challenger Division from May 2002 until January 2004. Between 1994 and 2002, Mr. Collar held various senior executive positions with ZF Friedrichshaven A.G., including Vice President Business Development, North America, from 2001 until 2002, and President and Chief Executive Officer of ZF-Unisia Autoparts, Inc., from 1994 until 2001.

Robert B. Crain has been Senior Vice President and General Manager, North America since January 2006. Mr. Crain held several positions with CNH Global N.V. and its predecessors, including Vice President of New Holland’s North America Agricultural Business, from February 2004 to December 2005, Vice President of CNH Marketing North America Agricultural business, from January 2003 to January 2004, and Vice President and General Manager of Worldwide Operations for the Crop Harvesting Division of CNH Global N.V., from January 1999 to December 2002.

Randall G. Hoffman has been Senior Vice President — Global Sales & Marketing and Product Management since November 2005. Mr. Hoffman was the Senior Vice President and General Manager, Challenger Division Worldwide, from January 2004 to November 2005, Vice President and General Manager, Worldwide Challenger Division, from June 2002 to January 2004, Vice President of Sales and Marketing, North America, from December 2001 to June 2002, Vice President, Marketing North America, from April 2001 to November 2001, Vice President of Dealer Operations, from June 2000 to April 2001, Director, Distribution Development, North America, from April 2000 to June 2000, Manager, Distribution Development, North America, from May 1998 to April 2000, and General Marketing Manager, from January 1995 to May 1998.

Hubertus M. Muehlhaeuser has been Senior Vice President — Strategy & Integration and General Manager, Eastern Europe & Asia since January 2009. From September 2005 to December 2008, Mr. Muehlhaeuser was Senior Vice President — Strategy & Integration. Mr. Muehlhaeuser has responsibility for our engines division. Previously, Mr. Muehlhaeuser spent over ten years with Arthur D. Little, Ltd., an international management-consulting firm, where he was made a partner in 1999. From October 2000 to May 2005, he led that firm’s Global Strategy and Organization Practice as a member of the firm’s global management team, and was the firm’s managing director of Switzerland from April 2001 to May 2005.

Lucinda B. Smith has been Senior Vice President — Human Resources since January 2009. Ms. Smith was Vice President, Global Talent Management & Rewards, from May 2008 to December 2008, and was Director of Organizational Development and Compensation, from October 2006 to May 2008. From August 2005 to September 2006, Ms. Smith was Global Director of Human Resources for AJC International, Inc. Ms. Smith also held various domestic and international human resource management positions at Lend Lease Corporation, Cendian Corporation and Georgia-Pacific Corporation.

Hans-Bernd Veltmaat has been Senior Vice President — Manufacturing & Quality since July 2008. Mr. Veltmaat was Group Executive Vice President of Recycling Plants at Alba AG from July 2007 to June 2008. From August 1996 to June 2007, Mr. Veltmaat held various positions with Claas KGaA mbH in Germany, including Group Executive Vice President, a member of the Claas Group Executive Board and Chief Executive Officer of Claas Fertigungstechnik GmbH.

Financial Information on Geographical Areas

For financial information on geographic areas, see pages 105 through 107 of this Form 10-K under the caption “Segment Reporting,” which information is incorporated herein by reference.

Item 1A.	Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, market demand, availability of financing, funding of our postretirement plans, payment of current accrued taxes, tax contingencies, net sales and income, restructuring and other infrequent expenses, impacts of unrecognized actuarial losses related to our pension and postretirement benefit plans, pension investments and funding, elimination of guarantees of retail finance joint venture debt, conversion features of our notes, realization of net deferred tax assets, the impact of certain recent accounting pronouncements, or the fulfillment of working capital needs, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally, including declines in the general economy, increases in farm input costs, lower commodity prices and changes in the availability of credit for our retail customers, will adversely affect us.

Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Sales of agricultural equipment generally are related to the health of the agricultural industry, which is affected by farm income, farm input costs, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand including crops used for renewable energies, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing, as well as the ongoing economic downturn that recently adversely impacted our sales in certain regions and is likely to have a greater adverse impact on our sales in the future; the extent of which we cannot predict. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

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

Most of our sales depend on the retail customers’ obtaining financing, and any disruption in their ability to obtain financing, whether due to the current economic downturn or otherwise, will result in the sale of fewer products by us. In addition, the collectability of receivables that are created from our sales, as well as from such retail financing, is critical to our business.

Most retail sales of the products that we manufacture are financed, either by our joint ventures with Rabobank or by a bank or other private lender. As a result of the ongoing economic downturn, financing for capital equipment purchases has become more difficult and expensive to obtain. During 2008, our joint ventures with Rabobank, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, financed approximately 50% of the retail sales of our tractors and combines, in the markets where the joint ventures operate. Any difficulty by Rabobank to continue to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain), or us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. To the extent that financing is not available or available only at unattractive prices, our sales would be negatively impacted.

In some cases, the financing provided by our joint venture with Rabobank or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, i.e., Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available, whether through our joint ventures or otherwise, it is likely that our sales would decline.

In addition, both AGCO and our retail finance joint ventures have substantial accounts receivable from dealers and end customers, and we would be adversely impacted if the collectability of these receivables was not consistent with historical experience; this collectability is dependent on the financial strength of the farm industry, which in turn is dependent upon the general economy and commodity prices, as well as several of the other factors discussed in this “Risk Factors” section.

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

The agricultural equipment business is highly competitive, particularly in North America, Europe and Latin America. We compete with several large national and international companies that, like us, offer a full line of agricultural equipment. We also compete with numerous short-line and specialty manufacturers and suppliers of farm equipment products. Our two key competitors, Deere & Company and CNH Global N.V., are substantially larger than we are and have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. If we are unable to compete successfully against other agricultural equipment manufacturers, we could lose customers and our net sales and profitability may decline. There also can be no assurances that consumers will continue to regard our agricultural equipment favorably due to the features and quality of our products, and we may be unable to develop new products that appeal to consumers or unable to continue to compete successfully in the agricultural equipment business. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.

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

We routinely are a party to claims and legal actions incidental to our business. These include claims for personal injuries by users of farm equipment, disputes with distributors, vendors and others with respect to commercial matters, and disputes with taxing and other governmental authorities regarding the conduct of our business. In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq by AGCO and certain of our subsidiaries under the United Nations Oil for Food Program. Subsequently, we were contacted by the Department of Justice (the

“DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Similar inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of the Company. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records. We are cooperating fully in these inquiries, including discussions regarding settlement. It is not possible to predict the outcome of these inquiries or their impact, if any, on us; although if the outcomes were adverse we could be required to pay fines and make other payments as well as take appropriate remedial actions.

A majority of our sales and manufacturing take place outside the United States, and, as a result, we are exposed to risks related to foreign laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies. These risks may delay or reduce our realization of value from our international operations.

For the year ended December 31, 2008, we derived approximately $7,075.0 million, or 84%, of our net sales from sales outside the United States. The primary foreign countries in which we do business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil and Finland. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions, and governmental policies of the foreign countries in which we conduct business. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth and price controls.

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

We recently have experienced substantial and sustained volatility with respect to currency exchange rate and interest rate changes which can adversely affect our reported results of operations and the competitiveness of our products.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect our results of operations by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, Brazilian real, the Canadian dollar and the Russian rouble in relation to the United States dollar. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection from certain fluctuations in currency exchange and interest rates, we potentially forego the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our results of operations, cash flow or financial condition.

We are subject to extensive environmental laws and regulations, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.

We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, the European Union and the United States have adopted more stringent environmental regulations regarding emissions into the air. As a result, we will likely incur increased capital expenses to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards established by regulators. In addition, in some markets (such as the United States) we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time consuming to obtain or may not be obtainable at all. For example, our AGCO Sisu Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Sisu Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions. Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions and our business and results of operations could be adversely affected.

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

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments became due under any pension plans that are unfunded or underfunded. Declines in the market value of the securities used to fund these obligations result in increased pension expense in future periods.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Recently, these fluctuations have been significant and adverse, and there can be no assurances that they will not be significant in the future. As of December 31, 2008, we had approximately $180.2 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.

We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

We have a substantial amount of indebtedness. As of December 31, 2008, we had total long-term indebtedness, including current portions of long-term indebtedness, of approximately $682.1 million, stockholders’ equity of approximately $1,957.0 million and a ratio of total indebtedness to equity of approximately 0.35 to 1.0. We also had short-term obligations of $222.5 million, capital lease obligations of $5.0 million, unconditional purchase or other long-term obligations of $380.6 million, and amounts funded under an accounts receivable securitization facility of $483.2 million. In addition, we had guaranteed indebtedness owed to third parties and our retail finance joint ventures of approximately $126.9 million, primarily related to dealer and end-user financing of equipment.

Holders of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2008, the closing sales price of our common stock did not exceed 120% of the conversion price for both notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2008, and, therefore, we classified both notes as long-term debt. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters. In the event the notes are converted in the future, we believe we could repay the notes with available cash on hand, funds from our existing $300.0 million multi-currency revolving credit facility or a combination of these sources.

Our substantial indebtedness could have important adverse consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from introducing new products or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions; and

•	prevent us from selling additional receivables to our commercial paper conduits.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal properties as of January 31, 2009, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		164,500
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,288,300
Jackson, Minnesota	Manufacturing		596,000
Kansas City, Missouri	Parts Distribution/Warehouse	593,600
International:
Neuhausen, Switzerland	Regional Headquarters	17,500
Stoneleigh, United Kingdom	Sales and Administrative office	85,000
Desford, United Kingdom	Parts Distribution	298,000
Beauvais, France(1)	Manufacturing		1,144,900
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing	80,600	735,500
Baumenheim, Germany	Manufacturing		463,600
Randers, Denmark	Manufacturing	145,100	143,400
Linnavuori, Finland	Manufacturing		257,700
Suolahti, Finland	Manufacturing/Parts Distribution		550,900
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		94,600
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/		615,300
	Manufacturing/Parts distribution
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		386,500
Mogi das Cruzes, Brazil	Manufacturing/Parts distribution		722,200
Ibirubá, Rio Grande do Sul, Brazil	Manufacturing		75,400

(1)	Includes our joint venture with GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq by AGCO and certain of our subsidiaries under the United Nations Oil for Food Program. Subsequently, we were contacted by the DOJ regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of AGCO. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records. We are cooperating fully in these inquiries, including discussions regarding settlement. It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on us; although if the outcomes were adverse, we could be required to pay fines and make other payments as well as take appropriate remedial actions.

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

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2008, not including interest and penalties, was approximately 77.5 million Brazilian reais (or approximately $33.7 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

We are a party to various other legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Item 4.	Submission Of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AG. As of the close of business on February 13, 2009, the closing stock price was $20.47, and there were 492 stockholders of record. (This number does not include stockholders who hold their stock through brokers, banks and other nominees.) The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low

2008
First Quarter	$70.50	$54.35
Second Quarter	70.51	50.70
Third Quarter	63.06	40.99
Fourth Quarter	41.30	19.35

	High	Low

2007
First Quarter	$39.19	$29.18
Second Quarter	45.12	35.96
Third Quarter	50.77	38.15
Fourth Quarter	70.78	49.22

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

The following tables present our selected consolidated financial data. The data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and the related notes. Our operating data and selected balance sheet data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 were derived from the 2008, 2007, 2006, 2005 and 2004 Consolidated Financial Statements, which have been audited by KPMG LLP, our independent registered public accounting firm. The Consolidated Financial Statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 and the reports thereon, are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2008	2007	2006(2)	2005(2)	2004
		(In millions, except per share data)

Operating Data:
Net sales	$8,424.6	$6,828.1	$5,435.0	$5,449.7	$5,273.3
Gross profit	1,499.7	1,191.0	927.8	933.6	952.9
Income from operations	565.0	394.8	68.9	274.7	323.5
Net income (loss)	$400.0	$246.3	$(64.9)	$31.6	$158.8
Net income (loss) per common share — diluted(3)	$4.09	$2.55	$(0.71)	$0.35	$1.71
Weighted average shares outstanding — diluted(3)	97.7	96.6	90.8	90.7	95.6

	As of December 31,
	2008	2007	2006(2)	2005(2)	2004
		(In millions, except number of employees)

Balance Sheet Data:
Cash and cash equivalents	$512.2	$582.4	$401.1	$220.6	$325.6
Working capital	1,026.7	638.4	685.4	825.8	1,045.5
Total assets	4,954.8	4,787.6	4,114.5	3,861.2	4,297.3
Total long-term debt, excluding current portion(1)	682.0	294.1	577.4	841.8	1,151.7
Stockholders’ equity	1,957.0	2,043.0	1,493.6	1,416.0	1,422.4
Other Data:
Number of employees	15,606	13,720	12,804	13,023	14,313

(1)	Holders of our $201.3 million 1 3/4% convertible senior subordinated notes due 2033 and our $201.3 million 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2008, this criteria was not met with respect to both notes, and, therefore, we classified both notes as long-term debt. As of December 31, 2007, the criteria was met for both notes, and, therefore, we classified both notes as current liabilities. As of December 31, 2006, the criteria was met for our 1 3/4% convertible senior subordinated notes, and, therefore, we classified the notes as a current liability.

(2)	During the fourth quarter of 2006, we completed our annual impairment analysis of goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” and concluded that the goodwill associated with our Sprayer business was impaired. We therefore recorded a write-down of the total amount of such goodwill of approximately $171.4 million. During the fourth quarter of 2005, we recognized a non-cash income tax charge of approximately $90.8 million related to increasing the valuation allowance for our U.S. deferred income tax assets.

(3)	During the fourth quarter of 2004, we adopted the provisions of Emerging Issues Task Force No. 04-08, which required that shares subject to issuance from contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether a market price trigger has been met. We therefore included approximately 9.0 million additional shares of common stock that may have been issued upon conversion of our former 1 3/4% convertible senior subordinated notes in our diluted earnings per share calculation for the year ended December 31, 2004. On June 29, 2005, we completed an exchange of our 1 3/4% convertible senior subordinates notes for new notes that provide for settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock. The impact of the exchange resulted in a reduction in the diluted weighted average shares outstanding of approximately 9.0 million shares on a prospective basis. Dilution of weighted shares is dependent on our stock price once the market price trigger or other specified conversion circumstances are met for the excess conversion value using the treasury stock method. Our 1 1/4% convertible senior subordinated notes issued in December 2006 will also potentially impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method. For the years ended December 31, 2006 and 2005, approximately 1.2 million and 4.4 million shares, respectively, were excluded from the diluted weighted average shares outstanding calculation related to the assumed conversion of our 1 3/4% convertible senior subordinates notes, as the impact would have been antidilutive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 2,800 distributors, associates and licensees. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.2	82.6	82.9

Gross profit	17.8	17.4	17.1
Selling, general and administrative expenses	8.6	9.1	10.0
Engineering expenses	2.3	2.3	2.4
Restructuring and other infrequent expenses	—	—	—
Goodwill impairment charge	—	—	3.1
Amortization of intangibles	0.2	0.2	0.3

Income from operations	6.7	5.8	1.3
Interest expense, net	0.2	0.4	1.0
Other expense, net	0.2	0.6	0.6

Income (loss) before income taxes and equity in net earnings of affiliates	6.3	4.8	(0.3)
Income tax provision	2.0	1.6	1.4

Income (loss) before equity in net earnings of affiliates	4.3	3.2	(1.7)
Equity in net earnings of affiliates	0.5	0.4	0.5

Net income (loss)	4.8%	3.6%	(1.2)%

2008 Compared to 2007

Net income for 2008 was $400.0 million, or $4.09 per diluted share, compared to net income for 2007 of $246.3 million, or $2.55 per diluted share.

Net sales for 2008 were approximately $1,596.5 million, or 23.4%, higher than 2007 primarily due to improved industry conditions in most major global agricultural equipment markets and the positive impact of foreign currency translation. Sales growth was achieved in all of our geographic operating segments. Income from operations was $565.0 million in 2008 compared to $394.8 million in 2007. The increase in income from operations and operating margins during 2008 was due primarily to sales volume growth, price increases, improved product mix and cost control initiatives, partially offset by higher material costs.

In our Europe/Africa/Middle East operations, income from operations improved approximately $119.1 million in 2008 compared to 2007, primarily due to increased sales volumes, favorable currency translation impacts, improved product mix and margin improvements achieved through cost reduction initiatives. Income from operations in our South American operations increased approximately $32.9 million in 2008 compared to 2007, primarily due to higher sales volume resulting from stronger market conditions, particularly in the major market of Brazil, as well as favorable currency translation impacts. In North America, income from operations increased approximately $44.3 million in 2008 compared to 2007, primarily due to higher sales as a result of strong industry demand for large farm equipment and operating efficiencies. Income from operations in our Asia/Pacific region increased approximately $8.4 million in 2008 compared to 2007, primarily due to sales growth in the Australian and New Zealand markets.

Retail Sales

Worldwide industry equipment demand for farm equipment increased in 2008 in most major markets. Healthy farm income driven by higher farm commodity prices have contributed to the improved demand for equipment, particularly in the large farm equipment sector. In 2008, farm commodity prices continued to be supported as a result of strong global demand and historically low inventories of commodities. Population growth, increased protein consumption in Asia and an accelerating trend towards renewable energies have contributed to strengthened demand for farm commodities.

In the United States and Canada, industry unit retail sales of tractors decreased approximately 7% in 2008 compared to 2007, due to decreases in the compact and utility tractor segments, offset by increases in the high horsepower tractor segment. Industry unit retail sales of combines increased approximately 22% in 2008 when compared to the prior year. In North America, our unit retail sales of compact and high horsepower tractors as well as combines increased while our unit retail sales of utility tractors decreased in 2008 compared to 2007 levels. In Europe, industry unit retail sales of tractors increased approximately 7% in 2008 compared to 2007. Demand was strongest in the high horsepower segment and in the markets of France, Germany, Central and Eastern Europe, and Russia, which offset weaker markets in Spain, Finland and Scandinavia. Our unit retail sales of tractors for 2008 in Europe were also higher when compared to 2007. In South America, industry unit retail sales of tractors in 2008 increased approximately 30% compared to 2007. Retail sales of tractors in the major market of Brazil increased approximately 39% during 2008. Industry unit retail sales of combines during 2008 were approximately 50% higher than the prior year, with an increase in Brazil of approximately 88% compared to the prior year. Improved commodity prices contributed to the strength of the row crop and sugar cane sectors in Brazil, resulting in increased industry demand. Our unit retail sales of tractors and combines in South America were also higher in 2008 compared to 2007. In other international markets, our net sales for 2008 were approximately 10.3% higher than the prior year, due primarily to higher sales in Australia and New Zealand resulting from improved harvests.

The rate of retail sales increases declined in most major markets in the fourth quarter of 2008 as lower commodity prices and tightened credit availability began to impact sales demand, particularly in South America, Eastern Europe and Russia.

Results of Operations

Net sales for 2008 were $8,424.6 million compared to $6,828.1 million for 2007. The increase was primarily attributable to net sales growth in all four of our geographical regions as well as positive currency translation impacts. Currency translation positively impacted net sales by approximately $247.9 million, primarily due to the strength of the Brazilian real and the Euro in the first nine months of the year. The following table sets forth, for the periods indicated, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2008	2007	$	%	$	%

North America	$1,794.3	$1,488.1	$306.2	20.6%	$(11.6)	(0.8)%
South America	1,496.5	1,090.6	405.9	37.2%	76.8	7.0%
Europe/Africa/ Middle East	4,905.4	4,067.1	838.3	20.6%	181.3	4.5%
Asia/Pacific	228.4	182.3	46.1	25.3%	1.4	0.8%

	$8,424.6	$6,828.1	$1,596.5	23.4%	$247.9	3.6%

Regionally, net sales in North America increased during 2008 compared to 2007 primarily due to strong industry conditions supporting increased sales of high horsepower tractors, combines, hay equipment and sprayers. In the Europe/Africa/Middle East region, net sales increased in 2008 primarily due to sales growth in France, Germany, the United Kingdom, Austria, Eastern and Central Europe, and Russia. In South America, net sales increased during 2008 compared to 2007 primarily as a result of stronger market conditions in the region, particularly in the major market of Brazil. In the Asia/Pacific region, net sales increased in 2008 compared to 2007 due to sales growth in Australia and New Zealand. We estimate that worldwide consolidated average price increases during 2008 contributed approximately 4% to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 72% of our net sales in 2008, increased approximately 23% in 2008 compared to 2007. Unit sales of tractors and combines increased approximately 11% during 2008 compared to 2007. The difference between the unit sales increase and the increase in net sales was the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2008		2007
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$1,499.7	17.8%	$1,191.0	17.4%
Selling, general and administrative expenses	720.9	8.6%	625.7	9.1%
Engineering expenses	194.5	2.3%	154.9	2.3%
Restructuring and other infrequent expenses (income)	0.2	—	(2.3)	—
Amortization of intangibles	19.1	0.2%	17.9	0.2%

Income from operations	$565.0	6.7%	$394.8	5.8%

Gross profit as a percentage of net sales increased during 2008 as compared to 2007 primarily due to increased net sales, the benefits of higher production, and cost reduction initiatives, partially offset by negative currency impacts and raw material cost inflation. Unit production of tractors and combines during 2008 was approximately 18% higher than 2007. In response to increases in manufacturing input costs driven primarily by increases in steel and energy costs, we instituted a series of price increases during 2008. These pricing actions helped to partially offset the impact of rising manufacturing input costs. Gross margins in 2008 and 2007 in North America were also affected by the weak United States dollar on products imported from our European and Brazilian manufacturing facilities. We recorded approximately $1.5 million and $1.0 million of stock compensation expense, within cost of goods sold, during 2008 and 2007, respectively, in accordance with SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), as is more fully explained in Note 1 to our Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during 2008 compared to 2007, primarily as a result of higher sales volumes in 2008 and cost control initiatives. We recorded approximately $32.0 million and $25.0 million of stock compensation expense, within SG&A, during 2008 and 2007, respectively, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2008 as a result of continued spending to fund new products, product improvements and cost reduction projects.

The restructuring and other infrequent expenses recorded in 2008 related primarily to severance and employee relocation costs associated with rationalization of our Valtra sales office located in France. The restructuring and other infrequent income recorded in 2007 primarily related to a $3.2 million gain on the sale of a portion of the buildings, land and improvements associated with our Randers, Denmark facility. This gain was partially offset by $0.9 million of charges primarily related to severance and employee relocation costs associated with the rationalization of our Valtra sales office located in France as well our rationalization of certain parts, sales and marketing and administrative functions in Germany.

Interest expense, net was $19.1 million for 2008 compared to $24.1 million for 2007. The decrease was primarily due to a reduction in debt levels and increased interest income earned during 2008 compared to 2007. See “Liquidity and Capital Resources” for further discussion.

Other expense, net was $20.1 million in 2008 compared to $43.4 million in 2007. Losses on sales of receivables primarily under our securitization facilities were $27.3 million in 2008 compared to $36.1 million in 2007. The decrease during 2008 was primarily due to lower interest rates in 2008 compared to 2007, partially offset by higher outstanding funding under the securitizations in 2008 compared to 2007. There was also an increase in foreign exchange gains in 2008 compared to 2007.

We recorded an income tax provision of $164.6 million in 2008 compared to $111.4 million in 2007. SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), requires the establishment of a valuation allowance when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. Our effective tax rate was positively impacted during 2008 primarily due to reductions in statutory tax rates in the United Kingdom and Germany and a decrease in losses incurred in the United States. At December 31, 2008 and 2007, we had gross deferred tax assets of $471.4 million and $479.l million, respectively, including $210.8 million and $247.8 million, respectively, related to net operating loss carryforwards. At December 31, 2008 and 2007, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $316.6 million and $315.3 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, The Netherlands and the United States. Realization of the remaining deferred tax assets as of December 31, 2008 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2008 and 2007, we had approximately $20.1 million and $22.7 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2008 and 2007, we had approximately $7.6 million and $14.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2008 and 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.8 million and $1.1 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Equity in net earnings of affiliates was $38.8 million in 2008 compared to $30.4 million in 2007. The increase in 2008 was primarily due to income associated with our investment in the Laverda S.p.A. operating joint venture acquired in September 2007, as well as increased earnings in our retail finance joint ventures. See “Retail Finance Joint Ventures” for further discussion.

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

Net sales for 2007 were approximately $1,393.1 million, or 25.6%, higher than 2006 primarily due to improved industry conditions in most major global agricultural equipment markets and the positive impact of foreign currency translation. Sales growth was achieved in all of our geographic operating segments. Income from operations was $394.8 million in 2007 compared to $68.9 million in 2006. Income from operations during 2006 was negatively impacted by a $171.4 million goodwill impairment charge. The increase in income from operations and operating margins during 2007 was due primarily to sales volume growth, improved product mix and cost control initiatives.

In our Europe/Africa/Middle East operations, income from operations improved approximately $118.6 million in 2007 compared to 2006, primarily due to increased sales volumes, currency translation, a better mix of high horsepower tractors and margin improvements achieved through higher production volumes and cost reduction initiatives. Income from operations in our South American operations increased approximately $56.1 million in 2007 compared to 2006, primarily due to sales growth resulting from stronger market conditions, primarily in the major market of Brazil, as well as margin improvement related to higher sales and production as well as cost management. In North America, income from operations increased approximately $2.1 million in 2007 compared to 2006, primarily due to higher sales as a result of improved market conditions. Our results in North America were affected by the negative impacts of currency movements on products sourced from Brazil and Europe. Income from operations in our Asia/Pacific region decreased approximately $0.4 million in 2007 compared to 2006, primarily due to lower operating margins resulting from foreign currency impacts and sales mix.

Retail Sales

Worldwide industry equipment demand for farm equipment increased in 2007 in most major markets. Improved farm income driven by higher farm commodity prices contributed to the improved demand for equipment. Farm commodity prices were supported as a result of strong global demand and historically low inventories of commodities.

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

			Change		Change due to Currency Translation
	2007	2006	$	%	$	%

North America	$1,488.1	$1,283.8	$204.3	15.9%	$12.2	1.0%
South America	1,090.6	657.2	433.4	66.0%	101.6	15.5%
Europe/Africa/ Middle East	4,067.1	3,334.4	732.7	22.0%	342.1	10.3%
Asia/Pacific	182.3	159.6	22.7	14.2%	17.4	10.9%

	$6,828.1	$5,435.0	$1,393.1	25.6%	$473.3	8.7%

Regionally, net sales in North America increased during 2007 compared to 2006, primarily due to higher sales of high horsepower tractors, combines and hay equipment due to market growth in those segments. In the Europe/Africa/Middle East region, net sales increased in 2007 primarily due to sales growth in tractors and parts, particularly in the markets of France, Germany, the United Kingdom, Scandinavia and Eastern and Central Europe. In South America, net sales increased during 2007 compared to 2006 primarily as a result of a recovery in the major market of Brazil and sales growth in Argentina. In the Asia/Pacific region, net sales increased in 2007 compared to 2006 due to improved industry demand in the region. We estimate that worldwide average price increases during 2007 contributed approximately 1.5% to the increase in net sales. Consolidated net sales of tractors and combines, which consisted of approximately 73% of our net sales in 2007, increased approximately 29% in 2007 compared to 2006. Unit sales of tractors and combines increased approximately 13% during 2007 compared to 2006. The difference between the unit sales increase and the increase in net sales was the result of foreign currency translation, pricing and sales mix changes.

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

Gross profit as a percentage of net sales increased during 2007 as compared to 2006 primarily due to increased net sales, higher production and an improved sales mix, partially offset by negative currency impacts. Margins in North America were affected by the weak United States dollar on products imported from our European and Brazilian manufacturing facilities. Unit production of tractors and combines during 2007 was approximately 20% higher than 2006. Gross margins also benefited from productivity improvements that were achieved through purchasing initiatives, resourcing of components and labor efficiencies. We recorded approximately $1.0 million of stock compensation expense, within cost of goods sold, during 2007 in accordance with SFAS No. 123R as is more fully explained in Note 1 to our Consolidated Financial Statements.

SG&A expenses as a percentage of net sales decreased during 2007 compared to 2006, primarily as a result of higher sales volumes in 2007 and cost control initiatives. We recorded approximately $25.0 million and $3.5 million of stock compensation expense, within SG&A, during 2007 and 2006, respectively, in accordance with SFAS No. 123R, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2007 as a result of continued spending to fund product improvements and cost reduction projects.

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

Interest expense, net was $24.1 million for 2007 compared to $55.2 million for 2006. The decrease was primarily due to debt refinancing as well as a reduction in debt levels from 2006. In December 2006, we issued $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes. The net proceeds received from the issuance of the notes, as well as available cash on hand, were used to repay a portion of our former outstanding United States dollar and Euro denominated term loans, which carried a higher variable interest rate. In June 2007, we repaid the remaining balances of those loans with available cash on hand. See “Liquidity and Capital Resources.”

Other expense, net was $43.4 million in 2007 compared to $32.9 million in 2006. Losses on sales of receivables primarily under our securitization facilities were $36.1 million in 2007 compared to $29.9 million in 2006. The increase during 2007 was primarily due to higher interest rates in 2007 compared to 2006.

We recorded an income tax provision of $111.4 million in 2007 compared to $73.5 million in 2006. In accordance with SFAS No. 109, we assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. In 2007 and 2006, our effective tax rate was negatively impacted by incurring losses in tax jurisdictions where we recorded no tax benefit. The most significant impact related to losses incurred in the United States, where losses were primarily due to lower operating margins, as discussed above. At December 31, 2007 and 2006, we had gross deferred tax assets of $479.1 million and $472.5 million, respectively, including $247.8 million and $246.6 million, respectively, related to net operating loss carryforwards. At December 31, 2007 and 2006, we recorded total valuation allowances as an offset to the gross deferred tax assets of $315.3 million and $291.4 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark and the United States.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of our implementation of FIN 48, we did not recognize a material adjustment with respect to liabilities for unrecognized tax benefits during 2007. At December 31, 2007, we had approximately $22.7 million of unrecognized tax benefits, all of which would have impacted our effective tax rate if recognized. As of December 31, 2007, we had approximately $14.0 million of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expected to settle or pay in the succeeding 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $1.1 million. See Note 6 to our Consolidated Financial Statements for further discussion of our adoption of FIN 48 and our uncertain income tax positions.

Equity in net earnings of affiliates was $30.4 million in 2007 compared to $27.8 million in 2006. The increase in 2007 was related to our 50% interest in the Laverda operating joint venture acquired in September 2007, as well as increased earnings in our retail finance joint ventures. See “Retail Finance Joint Ventures” for further discussion.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

2008:
Net sales	$1,786.6	$2,395.4	$2,085.4	$2,157.2
Gross profit	315.2	428.2	380.1	376.2
Income from operations(1)	94.2	189.1	141.7	140.0
Net income(1)	62.3	133.1	102.6	102.0
Net income per common share — diluted(1)	0.63	1.34	1.04	1.08
2007:
Net sales	$1,332.6	$1,711.4	$1,613.0	$2,171.1
Gross profit	219.4	297.0	307.6	367.0
Income from operations(1)	45.6	110.6	110.4	128.2
Net income(1)	24.5	63.8	76.9	81.1
Net income per common share — diluted(1)	0.26	0.67	0.80	0.82

(1)	For 2008, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses (income) of $0.1 million, $0.1 million, $0.1 million and $(0.1) million, respectively, with no impact to net income per common share on a diluted basis.

For 2007, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent (income) expenses of $0.0 million, $0.3 million, $(2.5) million and $(0.1) million, respectively, thereby impacting net income per common share on a diluted basis by $0.00, $0.00, $(0.03) and $0.00, respectively.

Retail Finance Joint Ventures

Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a AAA rated financial institution based in The Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $3.9 million as of December 31, 2008, and will gradually be eliminated over time. As of December 31, 2008, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $187.8 million compared to $197.2 million as of December 31, 2007. The total finance portfolio in our retail finance joint ventures was approximately $4.8 billion as of December 31, 2008 and 2007. During 2008, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Consolidated Statements of Operations, was $29.7 million compared to $26.6 million in 2007. The increase during 2008 was due primarily to higher finance revenues generated as a result of higher average retail finance portfolios, particularly in Europe, and the favorable impact of currency translation. The retail finance portfolio in our retail finance joint venture in Brazil was $1.2 billion as of December 31, 2008 compared to $1.3 billion as of December 31, 2007. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectability of trade receivables. Our loss or write-off experience was approximately 0.03% of net sales in 2008.

Discount and Sales Incentive Allowances

We provide various incentive programs with respect to our products. These incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions, dealer incentive allowances and volume discounts. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that we do not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of our volume discount programs, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2008, we had recorded an allowance for discounts and sales incentives of approximately $125.1 million. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, for those sales subject to such discount programs, our reserve would increase by approximately $6.9 million as of December 31, 2008. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $6.9 million as of December 31, 2008.

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

Deferred Income Taxes and Uncertain Income Tax Positions

SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, we establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized, and we periodically assess the likelihood that our deferred tax assets will be recovered from estimated future projected taxable income and available tax planning strategies and determine if adjustments to the valuation allowance are appropriate. As a result of these assessments, there are certain tax jurisdictions where we do not benefit further losses. Changes in industry conditions and the competitive environment may impact the accuracy of our projections.

At December 31, 2008 and 2007, we had gross deferred tax assets of $471.4 million and $479.1 million, respectively, including $210.8 million and $247.8 million, respectively, related to net operating loss carryforwards. At December 31, 2008 and 2007, we recorded total valuation allowances as an offset to the gross deferred tax assets of $316.6 million and $315.3 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, The Netherlands and the United States. Realization of the remaining deferred tax assets as of December 31, 2008 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

In 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2008 and 2007, we had approximately $20.1 million and $22.7 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2008 and 2007, we had approximately $7.6 million and $14.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2008 and 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.8 million and $1.1 million, respectively. We maintain procedures designed to appropriately reflect uncertain income tax positions in our Consolidated Financial Statements in accordance with the provisions of FIN 48. These procedures include the evaluation of uncertainties both internally and, as necessary, externally with third party advisors. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

Pensions

We have defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland, Australia and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

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

For the years ended December 31, 2008 and 2007, we based the discount rate used to determine the projected benefit obligation for our U.S. pension plans and our Executive Nonqualified Pension Plan by matching the projected cash flows of our plans to the Citigroup Pension Discount Curve. For our non-U.S. plans, we based the discount rate on comparable indices within each of those countries, such as the Merrill Lynch AA-rated corporate bond index in the United Kingdom and the 10+-year iBoxx AA corporate bond yield in Euro zone countries. The indices used in the United States, the United Kingdom and other countries were chosen to match our expected plan obligations and related expected cash flows. As of December 31, 2008, the measurement date with respect to our U.S. and U.K. pension plans and all other defined benefit plans is December 31 of each year. We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), as of the year ended December 31, 2006. SFAS No. 158 requires the measurement of all defined benefit plan assets and obligations as of the date of our fiscal year end for years ending after December 15, 2008, and, therefore, the measurement date with respect to our U.K. pension plan was changed from September 30 to December 31 upon adoption of that measurement provision during 2008. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The mortality rates for the U.K. plan were updated in 2007 to reflect expected improvements in the life expectancy of the plan participants. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. pension plans represent approximately 88% of our consolidated projected benefit obligation as of December 31, 2008. If the discount rate used to determine the 2008 projected benefit obligation for our U.S. pension plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.4 million at December 31, 2008, and our 2009 pension expense would increase by approximately $0.1 million. If the discount rate used to determine the 2008 projected benefit obligation for our U.S. pension plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.3 million, and our 2009 pension expense would decrease by approximately $0.1 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $15.2 million at December 31, 2008, and our 2009 pension expense would increase by approximately $1.4 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $14.6 million at December 31, 2008, and our 2009 pension expense would decrease by approximately $1.4 million.

Unrecognized actuarial losses related to our qualified pension plans were $186.1 million as of December 31, 2008 compared to $126.9 million as of December 31, 2007. The increase in unrecognized losses between years primarily reflects losses as a result of poorer than expected asset returns, partially offset by an increase in discount rates and the impact of foreign currency translation. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under most of our qualified defined benefit pension plans. For some plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2008, the average amortization period was 18 years for our U.S. pension plans and 11 years for our non-U.S. pension plans. The estimated net actuarial loss for qualified defined benefit pension plans that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2009 is approximately $9.1 million compared to approximately $8.3 million during the year ended December 31, 2008.

The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2008 and 2007 are as follows:

Asset Category	2008	2007

Large and small cap domestic equity securities	24%	30%
International equity securities	11%	15%
Domestic fixed income securities	23%	19%
Other investments	42%	36%

Total	100%	100%

The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2008 and 2007 are as follows:

Asset Category	2008	2007

Equity securities	39%	47%
Fixed income securities	33%	31%
Other investments	28%	22%

Total	100%	100%

All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. Our global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. Our U.S. target allocation of retirement fund investments is 35% large and small cap domestic equity securities, 15% international equity securities, 20% domestic fixed income securities and 30% invested in other investments. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 8.5%. In arriving at the choice of an expected return assumption of 8% for our U.S.-based plans, we have tempered this historical indicator with lower expectations for returns on equity investments in the future as well as considered administrative costs of the plans. To date, we have not invested pension funds in our own common stock, and we have no intention of doing so in the future. Our non-U.S. target allocation of retirement fund investments is 42% equity securities, 28% fixed income securities and 30% invested in other investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for our U.K. pension plan, we have tempered this historical indicator with a slightly lower expectation of future returns on equity investments as well as plan expenses.

As of December 31, 2008, we had approximately $139.2 million in unfunded or underfunded obligations related to our qualified pension plans, due primarily to our pension plan in the United Kingdom. In 2008, we contributed approximately $31.7 million towards those obligations, and we expect to fund approximately $26.5 million in 2009. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £13.5 million per year (or approximately $19.6 million) towards that obligation for the next seven years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

Other Postretirement Benefits (Retiree Health Care and Life Insurance)

We provide certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil. Participation in these plans has been generally limited to older employees and existing retirees. See Note 8 to our Consolidated Financial Statements for more information regarding costs and assumptions for other postretirement benefits.

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

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, and an assessment of likely long-term trends. For the years ended December 31, 2008 and 2007, we based the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans by matching the projected cash flows of our plans to the Citigroup Pension Discount Curve. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 98% of our consolidated projected benefit obligation. If the discount rate used to determine the 2008 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.7 million at December 31, 2008, and our 2009 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2008 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.7 million, and our 2009 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. postretirement benefit plans were $7.1 million as of December 31, 2008 compared to $4.3 million as of December 31, 2007. The increase in losses primarily reflects an increase in our assumptions regarding future medical costs. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2008, the average amortization period was 14 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2009 is approximately $0.3 million, compared to approximately $0.2 million during the year ended December 31, 2008.

As of December 31, 2008, we had approximately $28.6 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2008, we made benefit payments of approximately $2.0 million towards these obligations, and we expect to make benefit payments of approximately $2.0 million towards these obligations in 2009.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2008, we assumed a 8.5% health care cost trend rate for 2009, decreasing to 4.9% by 2060. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2009 and the accumulated postretirement benefit obligation at December 31, 2008 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$3.0	$(2.6)

Litigation

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate.

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

We utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making our annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2008 and 2007 indicated that no reduction in the carrying amount of goodwill was required. During 2006, sales and operating income of our Sprayer operations declined significantly as compared to prior years. This was primarily due to increased competition resulting from updated product offerings from our major competitors and a shift in industry demand away from our strength in the commercial application segment to the farmer-owned segment. In addition, our projections for the Sprayer operations did not result in a valuation sufficient to support the carrying amount of the goodwill balance on our Consolidated Balance Sheet, as there was no excess fair value of the reporting unit over the amounts assigned to its assets and liabilities that could be allocated to the implied fair value of goodwill. As a result, we concluded that the goodwill associated with our Sprayer operations was impaired and recognized a write-down of the total amount of recorded goodwill of approximately $171.4 million during the fourth quarter of 2006. The results of our analyses conducted as of October 1, 2006 associated with our other reporting units indicated that no reduction in their carrying amounts of goodwill was required.

The tests required by SFAS No. 142 require us to make various assumptions including assumptions regarding future cash flows, market multiples, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions require significant judgments on our part and the conclusions that we reach could vary significantly based upon these judgments.

As of December 31, 2008, we had approximately $587.0 million of goodwill. While our annual impairment testing in 2008 supported the carrying amount of this goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and therefore, we could conclude that an impairment has occurred.

Liquidity and Capital Resources

Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.

We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In addition, none of these facilities matures until, at the earliest, December 2010:

•	Our $300 million revolving credit facility, as extended in 2008, does not expire until May 2013 (no amounts were outstanding as of December 31, 2008).

•	Our €200.0 million (or approximately $279.4 million) 6 7/8% senior subordinated notes do not mature until 2014.

•	Absent a significant increase in our stock price, the earliest that we could be required to redeem our $201.3 million 1 1/4% convertible senior subordinated notes is in December 2010 and in December 2013 with respect to our $201.3 million 1 3/4% convertible senior subordinated notes.

•	Our $489.7 million securitization facilities in U.S. and Canada, and in Europe do not expire until December 2013 and October 2011, respectively (with outstanding funding of $483.2 million as of December 31, 2008).

In addition, although we are in complete compliance with the financial covenants contained in these facilities and do not foresee any difficulty in continuing to meet the financial covenants, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. However, it is impossible to predict the length or severity of the current tightened credit environment, which may impact our ability to obtain additional financing sources or our ability to renew or extend the maturity of our existing financing sources.

Current Facilities

Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 were issued in December 2006, and we received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.0483 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2009, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require us to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014 and our 1 3/4% convertible senior subordinated notes due 2033.

We used the net proceeds received from the issuance of the 1 1/4% convertible senior subordinated notes, as well as available cash, to repay $196.9 million of our former outstanding United States dollar denominated term loan and €79.1 million of our former outstanding Euro denominated term loan. In addition, we recorded interest expense of approximately $2.0 million for the proportionate write-off of deferred debt issuance costs associated with the former term loan balances that were repaid. Our former United States dollar denominated and Euro denominated term loans are discussed further below.

Our $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033 were exchanged and issued in June 2005 and provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 31, 2010, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $17.07 per share or more than $110.00 per share. The number of additional make whole shares range from 13.0 shares per $1,000 principal amount at $17.07 per share to 0.0 shares per $1,000 principal amount at $110.00 per share for the year ended December 31, 2009, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 58.5823 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.

As of December 31, 2008, the closing sales price of our common stock did not exceed 120% of the conversion price of $22.36 and $40.73 per share, respectively, for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2008, and, therefore, we classified both notes as long-term debt. As of December 31, 2007, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 and $40.73 per share, respectively, for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2007, and, therefore, we classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.

The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement).” The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion,” (“EITF No. 90-19”) be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). The FSP will impact the accounting treatment of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The FSP will result in a significant increase in interest expense and, therefore, reduce net income and basic and diluted earnings per share within our Consolidated Statements of Operations. We will adopt the requirements of the FSP on January 1, 2009, and estimate that, upon adoption, our “Retained earnings” balance will be reduced by approximately $37 million, our “Convertible senior subordinated notes” balance will be reduced by approximately $57 million and our “Additional paid-in capital” balance will increase by approximately $57 million, including a deferred tax impact of approximately $37 million. “Interest expense, net” attributable to the convertible senior subordinated notes during the fiscal year ended December 31, 2009 is expected to increase by approximately $15 million, compared to 2008, as a result of the adoption.

On May 16, 2008, we entered into a new $300.0 million unsecured multi-currency revolving credit facility. The new credit facility replaced our former $300.0 million secured multi-currency revolving credit facility. The maturity date of the new facility is May 16, 2013. Interest accrues on amounts outstanding under the new facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon the Company’s total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon the Company’s total debt ratio. The new facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the new facility. The Company also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of December 31, 2008, we had no outstanding borrowings under the multi-currency revolving credit facility. As of December 31, 2008, we had availability to borrow approximately $291.3 million under the revolving credit facility.

Our former credit facility provided for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility was December 2008 and the maturity date for the term loan facility was June 2009. We were required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). As previously discussed, in December 2006, we used the net proceeds received from the issuance of the 1 1/4% convertible senior subordinated notes, as well as available cash, to repay $196.9 million of the United States dollar denominated term loan and €79.1 million of the Euro denominated term loan. In addition, on June 29, 2007, we repaid the remaining balances of the United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. The revolving credit facility was secured by a majority of our U.S., Canadian, Finnish and U.K.-based assets and a pledge of a portion of the stock of our domestic and material foreign subsidiaries. Interest accrued on amounts outstanding under the revolving credit facility, at our option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon our senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on our senior debt ratio. Interest accrued on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. We also had to fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility.

As of December 31, 2007, we had no outstanding borrowings under the former credit facility. As of December 31, 2007, we had availability to borrow $291.1 million under the former revolving credit facility.

Our €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014 were issued in April 2004. We received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. Beginning April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity (“QSPE”) in the United Kingdom. The United States and Canadian securitization facilities expire in December 2013 and the European facility expires in October 2011, but each is subject to annual renewal. In December 2008, we renewed and amended our United States and Canadian securitization facilities extending the expiration date from April 2009 to December 2013. As of December 31, 2008, the aggregate amount of these facilities was $489.7 million. The outstanding funded balance of $483.2 million as of December 31, 2008 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduits.

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

We have an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to our United States and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we continue to service the receivables. As of December 31, 2008 and 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $59.0 million and $73.3 million, respectively.

Cash Flows

Cash flow provided by operating activities was $291.3 million during 2008, compared to $504.3 million during 2007. The decrease in cash flow provided by operating activities during 2008 was primarily due to the increase in our net working capital used to support our growth in sales during 2008, partially offset by an increase in net income. In addition, supplier delays, limited credit in Eastern European and Russian markets and softening demand in the fourth quarter of 2008 caused our inventory levels to increase at year end.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,026.7 million in working capital at December 31, 2008, as compared with $638.4 million at December 31, 2007. Accounts receivable and inventories, combined, at December 31, 2008 were $304.9 million higher than at December 31, 2007.

Capital expenditures for 2008 were $251.3 million compared to $141.4 million during 2007. Capital expenditures during 2008 were used to support our manufacturing operations, systems initiatives, and the development and enhancement of new and existing products.

In September 2007, we made a $66.8 million investment in Laverda, an operating joint venture that manufactures harvesting equipment, and paid $20.5 million in connection with the acquisition of Industria Agricola Fortaleza Limitada (“SFIL”), in Brazil.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 25.8% at December 31, 2008 compared to 25.4% at December 31, 2007.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2008 are as follows (in millions):

	Payments Due by Period
			2010 to	2012 to	2014 and
	Total	2009	2011	2013	Beyond

Indebtedness	$682.1	$0.1	$—	$—	$682.0
Interest payments related to long-term debt(1)	119.6	25.3	47.0	40.9	6.4
Capital lease obligations	5.0	2.4	2.3	0.3	—
Operating lease obligations	158.1	37.0	50.1	26.4	44.6
Unconditional purchase obligations(2)	90.7	76.5	10.9	3.3	—
Other short-term and long-term obligations(3)	234.7	83.7	47.5	48.6	54.9

Total contractual cash obligations	$1,290.2	$225.0	$157.8	$119.5	$787.9

	Amount of Commitment Expiration per Period
			2010 to	2012 to	2014 and
	Total	2009	2011	2013	Beyond

Standby letters of credit and similar instruments	$8.7	$8.7	$—	$—	$—
Guarantees	126.9	115.3	10.3	1.3	—

Total commercial commitments and letters of credit	$135.6	$124.0	$10.3	$1.3	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of our European combine manufacturing operations during 2004, we entered into an agreement with Laverda to produce certain combine model ranges over a five-year period. The agreement provides that we will purchase a minimum quantity of approximately 83 combines through May 2009, at a cost of approximately €6.7 million (or approximately $9.4 million).

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions in accordance with FIN 48. In addition, short-term obligations include amounts due to financial institutions related to sales of certain receivables that did not meet the off-balance sheet criteria under SFAS No. 140.

Off-Balance Sheet Arrangements

Guarantees

At December 31, 2008, we were obligated under certain circumstances to purchase, through the year 2010, up to approximately $3.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fair value of the underlying equipment.

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

At December 31, 2008, we guaranteed indebtedness owed to third parties of approximately $123.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2012. We believe the credit risk associated with these guarantees is not material to our financial position. Losses under such guarantees have historically been insignificant. In addition, we would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2008, we had foreign currency forward contracts to buy an aggregate of approximately $419.0 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $326.0 million United States dollar equivalents. The outstanding contracts as of December 31, 2008 range in maturity through December 2009. See “Foreign Currency Risk Management” for additional information.

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), we have recorded a reserve of approximately $13.9 million and $21.9 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2008 and 2007, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq by AGCO and certain of our subsidiaries under the United Nations Oil for Food Program. Subsequently, we were contacted by the DOJ regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of AGCO. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in our books and records. We are cooperating fully in these inquiries, including discussions regarding settlement. It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on us; although if the outcomes were adverse, we could be required to pay fines and make other payments as well as take appropriate remedial actions.

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

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2008, not including interest and penalties, was approximately 77.5 million Brazilian reais, (or approximately $33.7 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

We are a party to various other legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial condition.

Related Parties

Rabobank is a 51% owner in our retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in our revolving credit facility and our securitization facilities. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, our joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to our other retail finance joint ventures and will result in the gradual elimination of our solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2008, the solvency requirement for the portfolio held by Rabobank was approximately $3.9 million.

Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. As discussed previously, at December 31, 2008 we were obligated under certain circumstances to purchase through the year 2010 up to $3.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., our retail joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures, as discussed above under “Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail joint ventures. The cost of those programs is recognized at the time of sale to our dealers. In addition, as discussed above, we have an agreement to permit transferring, on an ongoing basis, the majority of our wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd. We have a 49% ownership interest in these joint ventures. The transfer of the wholesale interest-bearing receivables is without recourse to AGCO and we continue to service the receivables. As of December 31, 2008 and 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $59.0 million and $73.3 million, respectively.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

The outlook for the 2009 farm equipment industry reflects significant uncertainty and softening demand in all major farm equipment markets. After record 2008 market conditions, we expect 2009 South American industry retail sales to be down significantly due to dry weather conditions and the impact of the tightened credit environment on planted acreage and crop production. European industry retail sales are expected to decline moderately in 2009, with stronger declines in the credit challenged markets of Central and Eastern Europe and Russia. In North America, we expect 2009 industry retail sales to decline moderately, with lower demand for small tractors reflecting the weakness in the general economy and residential construction. Demand from the professional farming sector in North America is expected to moderate in the second half of the year.

As a result of the weaker industry outlook, our 2009 net sales are expected to decrease compared to 2008 as a result of softer end market demand as well as the impact of unfavorable foreign currency translation. In 2009, projected operating income is expected to be impacted by lower net sales and production volumes as well as by increased engineering expenses for new product development and Tier 4 emission requirements. As a result, net income is expected to decline in 2009 compared to 2008.

Foreign Currency Risk Management

We have significant manufacturing operations in France, Germany, Brazil and Finland, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 14 to our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, Brazilian real, the Canadian dollar and the Russian rouble in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

We attempt to manage our transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency forward or option contracts. Our hedging policy prohibits entering into such contracts for speculative trading purposes. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings.

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. As discussed above, we use foreign currency forward contracts to hedge receivables and payables on our Consolidated Balance Sheet and our subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivative instruments. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged. Changes in fair value of non-designated derivative contracts are reported in current earnings. During 2008, 2007 and 2006, we designated certain foreign currency option and forward contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales were recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2008, 2007 and 2006 was approximately $14.1 million, $4.1 million and $4.0 million, respectively, on an after-tax basis. The amount of the (loss) gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2008, 2007 and 2006 was approximately $(36.7) million, $7.7 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2008 range in maturity through December 2009.

During 2008, cash was deposited with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of December 31, 2008, the amount deposited was approximately $33.8 million and was classified as “Restricted cash” in our Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.

The following is a summary of foreign currency derivative contracts used to hedge currency exposures. The outstanding contracts as of December 31, 2008 range in maturity through December 2009. The net notional amounts and fair value gains or losses as of December 31, 2008 stated in United States dollars are as follows (in millions, except average contract rate):

	Net
	Notional	Average	Fair
	Amount	Contract	Value
	Buy/(Sell)	Rate*	Gain/(Loss)

Australian dollar	$(24.3)	1.57	$(2.3)
Brazilian real	368.7	2.04	(49.5)
British pound	1.2	0.66	4.2
Canadian dollar	(39.0)	1.24	(0.4)
Euro	(187.7)	0.65	18.3
Japanese yen	24.9	92.74	0.6
Mexican peso	(19.6)	13.56	0.3
New Zealand dollar	(3.1)	1.69	0.1
Norwegian krone	11.3	6.85	(0.2)
Polish zloty	(7.5)	3.08	(0.3)
Russian rouble	(44.8)	30.43	0.1
South African rand	0.3	9.41	—
Swedish krona	10.6	8.44	0.8
Swiss franc	2.0	1.15	1.1

			$(27.2)

* Per United States dollar

Because these contracts were entered into for hedging purposes, the gains and losses on the contracts would largely be offset by gains and losses on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2008 would have increased by approximately $1.6 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2008, 2007 and 2006.

Recent Accounting Pronouncements

In December 2008, the FASB affirmed FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will therefore adopt the disclosure requirements for our fiscal year ended December 31, 2009.

In September 2008, the FASB issued FSP FIN 45-4, “An amendment of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The FSP requires additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early adoption encouraged. We adopted the provisions of the FSP as of the year ended December 31, 2008.

In May 2008, the FASB issued FSP APB 14-1. The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF No. 90-19, be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154. The FSP will impact the accounting treatment of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The FSP will result in a significant increase in interest expense and, therefore, reduce net income and basic and diluted earnings per share within our Consolidated Statements of Operations. We will adopt the requirements of the FSP on January 1, 2009, and estimate that upon adoption, our “Retained earnings” balance will be reduced by approximately $37 million, our “Convertible senior subordinated notes” balance will be reduced by approximately $57 million and our “Additional paid-in capital” balance will increase by approximately $57 million, including a deferred tax impact of approximately $37 million. “Interest expense, net” attributable to the convertible senior subordinated notes during the fiscal year ended December 31, 2009 is expected to increase by approximately $15 million, compared to 2008, as a result of the adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We will adopt SFAS No. 161 on January 1, 2009.

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

In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), which requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, the EITF reached a consensus that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 on January 1, 2008 did not have a material effect on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of a company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of their balance sheets. The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to guidance regarding U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on our consolidated results of operations or financial position.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106 to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company would have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 on January 1, 2008 did not have a material effect on our consolidated results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Foreign Currency Risk Management” and “—Interest Rates” on pages 46 and 47 under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2008 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 30 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders:
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 27, 2009

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2008	2007	2006

Net sales	$8,424.6	$6,828.1	$5,435.0
Cost of goods sold	6,924.9	5,637.1	4,507.2

Gross profit	1,499.7	1,191.0	927.8
Selling, general and administrative expenses	720.9	625.7	541.7
Engineering expenses	194.5	154.9	127.9
Restructuring and other infrequent expenses (income)	0.2	(2.3)	1.0
Goodwill impairment charge	—	—	171.4
Amortization of intangibles	19.1	17.9	16.9

Income from operations	565.0	394.8	68.9
Interest expense, net	19.1	24.1	55.2
Other expense, net	20.1	43.4	32.9

Income (loss) before income taxes and equity in net earnings of affiliates	525.8	327.3	(19.2)
Income tax provision	164.6	111.4	73.5

Income (loss) before equity in net earnings of affiliates	361.2	215.9	(92.7)
Equity in net earnings of affiliates	38.8	30.4	27.8

Net income (loss)	$400.0	$246.3	$(64.9)

Net income (loss) per common share:
Basic	$4.36	$2.69	$(0.71)

Diluted	$4.09	$2.55	$(0.71)

Weighted average number of common and common equivalent shares outstanding:
Basic	91.7	91.5	90.8

Diluted	97.7	96.6	90.8

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$512.2	$582.4
Restricted cash	33.8	—
Accounts and notes receivable, net	815.6	766.4
Inventories, net	1,389.9	1,134.2
Deferred tax assets	56.6	52.7
Other current assets	197.1	186.0

Total current assets	3,005.2	2,721.7
Property, plant and equipment, net	811.1	753.0
Investment in affiliates	275.1	284.6
Deferred tax assets	29.9	89.1
Other assets	69.6	67.9
Intangible assets, net	176.9	205.7
Goodwill	587.0	665.6

Total assets	$4,954.8	$4,787.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$0.1	$0.2
Convertible senior subordinated notes	—	402.5
Accounts payable	1,027.1	827.1
Accrued expenses	799.8	773.2
Other current liabilities	151.5	80.3

Total current liabilities	1,978.5	2,083.3
Long-term debt, less current portion	682.0	294.1
Pensions and postretirement health care benefits	173.6	150.3
Deferred tax liabilities	108.1	163.6
Other noncurrent liabilities	55.6	53.3

Total liabilities	2,997.8	2,744.6

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2008 and 2007	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 91,844,193 and 91,609,895 shares issued and outstanding in 2008 and 2007, respectively	0.9	0.9
Additional paid-in capital	973.2	942.7
Retained earnings	1,419.3	1,020.4
Accumulated other comprehensive (loss) income	(436.4)	79.0

Total stockholders’ equity	1,957.0	2,043.0

Total liabilities and stockholders’ equity	$4,954.8	$4,787.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

						Accumulated Other Comprehensive Income (Loss)
						Defined		Deferred	Accumulated
			Additional			Benefit	Cumulative	Gains	Other	Total
	Common Stock		Paid-in	Retained	Unearned	Pension	Translation	(Losses) on	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Plans	Adjustment	Derivatives	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2005	90,508,221	$0.9	$894.7	$825.4	$(0.1)	$(150.1)	$(158.7)	$3.9	$(304.9)	$1,416.0
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	13.6	—	—	—	—	—	13.6

Adjusted balance, January 1, 2006	90,508,221	0.9	894.7	839.0	(0.1)	(150.1)	(158.7)	3.9	(304.9)	1,429.6
Net loss	—	—	—	(64.9)	—	—	—	—	—	(64.9)	$(64.9)
Issuance of restricted stock	8,832	—	0.2	—	—	—	—	—	—	0.2
Stock options exercised	660,850	—	10.8	—	—	—	—	—	—	10.8
Stock compensation	—	—	3.3	—	—	—	—	—	—	3.3
Reclassification due to the adoption of SFAS No. 123R	—	—	(0.1)	—	0.1	—	—	—	—	—
Additional minimum pension liability, net of taxes	—	—	—	—	—	6.6	—	—	6.6	6.6	6.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	0.1	0.1	0.1	0.1
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	(2.0)	(2.0)	(2.0)	(2.0)
Adjustment related to the adoption of SFAS No. 158, net of taxes	—	—	—	—	—	(26.8)	—	—	(26.8)	(26.8)
Change in cumulative translation adjustment	—	—	—	—	—	—	136.7	—	136.7	136.7	136.7

Balance, December 31, 2006	91,177,903	0.9	908.9	774.1	—	(170.3)	(22.0)	2.0	(190.3)	1,493.6	76.5

Net income	—	—	—	246.3	—	—	—	—	—	246.3	246.3
Issuance of restricted stock	6,346	—	0.2	—	—	—	—	—	—	0.2
Stock options and SSARs exercised	425,646	—	8.0	—	—	—	—	—	—	8.0
Stock compensation	—	—	25.6	—	—	—	—	—	—	25.6
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	—	1.4	—	—	1.4	1.4	1.4
Net actuarial gain arising during year	—	—	—	—	—	71.1	—	—	71.1	71.1	71.1
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	—	0.1	—	—	0.1	0.1	0.1
Amortization of net actuarial losses
included in net periodic pension cost	—	—	—	—	—	10.6	—	—	10.6	10.6	10.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	7.7	7.7	7.7	7.7
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	(4.4)	(4.4)	(4.4)	(4.4)
Change in cumulative translation adjustment	—	—	—	—	—	—	182.8	—	182.8	182.8	182.8

Balance, December 31, 2007	91,609,895	0.9	942.7	1,020.4	—	(87.1)	160.8	5.3	79.0	2,043.0	515.6

Net income	—	—	—	400.0	—	—	—	—	—	400.0	400.0
Issuance of restricted stock	136,457	—	1.6	—	—	—	—	—	—	1.6
Issuance of performance award stock	62,387	—	(2.6)	—	—	—	—	—	—	(2.6)
Stock options and SSARs exercised	35,454	—	(0.3)	—	—	—	—	—	—	(0.3)
Stock compensation	—	—	31.8	—	—	—	—	—	—	31.8
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	—	(0.2)	—	—	(0.2)	(0.2)	(0.2)
Net actuarial loss arising during year	—	—	—	—	—	(57.6)	—	—	(57.6)	(57.6)	(57.6)
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	—	5.6	—	—	5.6	5.6	5.6
Effects of changing pension plan measurement date pursuant to SFAS No. 158:
Service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007	—	—	—	(0.2)	—	—	—	—	—	(0.2)
Amortization of net actuarial losses for October 1 — December 31, 2007	—	—	—	(0.9)	—	0.9	—	—	0.9	—	0.9
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	—	(44.4)	(44.4)	(44.4)	(44.4)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	—	(1.0)	(1.0)	(1.0)	(1.0)
Change in cumulative translation adjustment	—	—	—	—	—	—	(418.7)	—	(418.7)	(418.7)	(418.7)

Balance, December 31, 2008	91,844,193	$0.9	$973.2	$1,419.3	$—	$(138.4)	$(257.9)	$(40.1)	$(436.4)	$1,957.0	$(115.4)

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$400.0	$246.3	$(64.9)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	127.4	115.6	98.6
Deferred debt issuance cost amortization	3.2	4.7	6.4
Goodwill impairment charge	—	—	171.4
Amortization of intangibles	19.1	17.9	16.9
Stock compensation	33.3	25.7	3.5
Equity in net earnings of affiliates, net of cash received	(11.0)	(3.5)	(8.8)
Deferred income tax provision	7.3	2.5	10.6
Gain on sale of property, plant and equipment	(0.2)	(2.9)	(0.8)
Write-down of property, plant and equipment	—	—	0.3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(208.4)	(3.0)	32.5
Inventories, net	(374.2)	10.7	66.2
Other current and noncurrent assets	(75.6)	(41.4)	(26.5)
Accounts payable	284.4	54.1	55.1
Accrued expenses	127.4	86.4	44.3
Other current and noncurrent liabilities	(41.4)	(8.8)	37.4

Total adjustments	(108.7)	258.0	507.1

Net cash provided by operating activities	291.3	504.3	442.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(251.3)	(141.4)	(129.1)
Proceeds from sale of property, plant and equipment	4.9	6.0	3.9
Purchase businesses, net of cash acquired	—	(17.8)	—
Investments in unconsolidated affiliates, net	(0.6)	(68.0)	(2.9)
Restricted cash and other	(32.5)	(2.7)	—

Net cash used in investing activities	(279.5)	(223.9)	(128.1)

Cash flows from financing activities:
Proceeds from debt obligations	76.5	208.8	538.2
Repayments of debt obligations	(38.1)	(329.5)	(708.2)
Proceeds from issuance of common stock	0.3	8.2	10.8
Payment of minimum tax withholdings on stock compensation	(3.2)	—	—
Payment of debt issuance costs	(1.4)	(0.3)	(4.9)

Net cash provided by (used in) financing activities	34.1	(112.8)	(164.1)

Effects of exchange rate changes on cash and cash equivalents	(116.1)	13.7	30.5

(Decrease) increase in cash and cash equivalents	(70.2)	181.3	180.5
Cash and cash equivalents, beginning of year	582.4	401.1	220.6

Cash and cash equivalents, end of year	$512.2	$582.4	$401.1

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 2,800 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

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

Joint Ventures

The Company analyzed the provisions of FIN 46R as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA. GIMA is a joint venture between AGCO and Claas Tractor SAS (“Claas”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. Purchases made by the Company from GIMA during 2008 were approximately $340.2 million. In addition, the Company charges GIMA with respect to the lease of a portion of its facility in France and related utilities and for certain administrative and back office support services. The amount paid by GIMA to the Company for lease costs and support services during 2008 was approximately $10.5 million. GIMA has overdraft facilities with two third — party financial institutions of up to €3.0 million (and no amounts were outstanding with respect to the overdraft facilities as of December 31, 2008). Such facilities are not secured by any of GIMA’s assets, and neither joint venture partner provides a guarantee with respect to the facilities. The joint venture partners provide operating cash requirements to the joint venture on a 50/50 basis. Cash flow requirements are generally structurally financed by the purchases of product by both parties (on a cost plus basis) based upon the level of purchases from both partners. Capital expenditures and additional operating cash flow requirements by the joint venture are funded on a 50/50 basis by the joint venture partners. There have been no additional capital infusions into the joint venture since inception. Per the joint venture agreement, both partners would have to provide additional capital infusions if the joint venture’s retained losses exceed more than half of its share capital balance. This circumstance would be unlikely given the structural setup of the joint venture and the financing of the joint venture through purchases of all of its product by both partners on a cost plus basis. In analyzing the provisions of FIN 46R, the Company determined that it was the primary beneficiary of the joint venture due to the fact that the Company purchases a majority of the production output, and thus absorbs a majority of the gains or losses associated with the joint venture. The equity interest of Claas is reported as a minority interest, included in “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rabobank is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than an insignificant portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil (Note 13). The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2008, the Company was obligated under certain circumstances to purchase through the year 2010 up to $3.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. In addition, the Company has an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. The Company does not maintain any direct retained interest in the receivables. In analyzing the provisions of FIN 46R, the Company determined that the retail finance joint ventures did not meet the consolidation requirements and should be accounted for under the voting interest model. In making this determination, the Company evaluated the sufficiency of the equity at risk for each retail finance joint venture, the ability of the joint venture investors to make decisions about the joint ventures’ activities that have a significant effect on the success of the entities, the obligations to absorb expected losses of the joint ventures, and the rights to receive expected residual returns.

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

In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning seven to 13 months after shipment with the remaining outstanding equipment balance generally due within 12 to 18 months after shipment. Interest generally is charged on the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding balance six to 18 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment with terms for some larger seasonal stock orders generally requiring payment within six months of shipment.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories, deferred income tax valuation allowances, intangible assets and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty obligations, product liability and workers’ compensation obligations, and pensions and postretirement benefits.

Adoption of SEC Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment, sometimes referred to as the “rollover” method, and a balance sheet focused assessment, sometimes referred to as the “iron curtain” method. The guidance in SAB 108 was adopted during the Company’s year ended December 31, 2006. The transition provisions of SAB 108 permitted a company to adjust opening retained earnings for the cumulative effect of immaterial errors related to prior years deemed to be material if corrected in the current year.

Prior to 2006, the Company evaluated uncorrected misstatements utilizing the “rollover” method. In connection with the implementation of SAB 108, in applying the “iron curtain” method, the Company identified two types of uncorrected misstatements that it previously determined were not material to prior years under the rollover method. Under the iron curtain method, these items were deemed to be material to the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s financial statements for the year ended December 31, 2006, and, therefore, the Company recorded an adjustment to increase its opening retained earnings balance as of January 1, 2006, by approximately $13.6 million, net of taxes, in accordance with the implementation of SAB 108. Those misstatements consisted of (in millions):

	Cumulative
	Adjustment,
Description	Net of Taxes	Nature and Timing of Differences

Excess reserves	$10.9	This adjustment primarily related to provisions for reserves that were determined to be in excess of amounts required for previous periods. This misstatement had accumulated over several years and substantially all of the excess amounts had ceased accumulating as of December 31, 2001. The provisions primarily related to medical and general insurance reserves, warranty reserves and legal and non-income tax related contingencies.

Under capitalization of parts inventory volume and purchase-related variances	2.7	This adjustment resulted from the Company’s non-GAAP policy in North America prior to 2006 to expense certain volume and purchase related variances with respect to parts inventory.

	$13.6

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2008 and 2007 of $419.9 million and $466.2 million, respectively, consisted primarily of overnight repurchase agreements with financial institutions.

Restricted Cash

During 2008, the Company deposited cash with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of December 31, 2008, the amount deposited was approximately $33.8 million and was classified as “Restricted cash” in the Company’s Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts. Refer to Note 11 for further discussion related to the Company’s foreign exchange contracts.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For sales in most markets outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, where approximately 20% of the Company’s net sales were generated in 2008, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2008, 16.2% and 4.7% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.4% of the Company’s net sales during 2008. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. The Company has an agreement to permit transferring, on an ongoing basis, the majority of interest-bearing receivables in North America to its United States and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Under this arrangement, qualified dealers may obtain additional financing through the United States and Canadian retail finance joint ventures.

The Company provides various incentive programs with respect to its products. These incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions, dealer incentive allowances and volume discounts. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer Including a Reseller of the Vendor’s Products,” due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheet. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheet.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Sales incentive discounts	$125.1	$107.9
Doubtful accounts	28.1	34.5

	$153.2	$142.4

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2008 and 2007, the Company had recorded $106.0 million and $96.7 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”

Inventories, net at December 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Finished goods	$484.9	$391.7
Repair and replacement parts	396.1	361.1
Work in process	130.5	88.3
Raw materials	378.4	293.1

Inventories, net	$1,389.9	$1,134.2

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment, net at December 31, 2008 and 2007 consisted of the following (in millions):

	2008	2007

Land	$54.5	$59.4
Buildings and improvements	297.3	301.4
Machinery and equipment	969.9	941.0
Furniture and fixtures	172.7	174.6

Gross property, plant and equipment	1,494.4	1,476.4
Accumulated depreciation and amortization	(683.3)	(723.4)

Property, plant and equipment, net	$811.1	$753.0

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

The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2008 and 2007 indicated that no reduction in the carrying

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of goodwill was required. During 2006, sales and operating income of the Company’s Sprayer operations declined significantly as compared to prior years. This was primarily due to increased competition resulting from updated product offerings from the Company’s major competitors and a shift in industry demand away from our strength in the commercial application segment to the farmer-owned segment. In addition, the Company’s projections for the Sprayer operations did not result in a valuation sufficient to support the carrying amount of the goodwill balance on the Company’s Consolidated Balance Sheet, as there was no excess fair value of the reporting unit over the amounts assigned to its assets and liabilities that could be allocated to the implied fair value of goodwill. As a result, the Company concluded that the goodwill associated with its Sprayer operations was impaired and recognized a write-down of the total amount of recorded goodwill of approximately $171.4 million during the fourth quarter of 2006. The results of the Company’s analyses conducted as of October 1, 2006 associated with its other reporting units indicated that no reduction in their carrying amounts of goodwill was required.

Changes in the carrying amount of acquired intangible assets during 2008 and 2007 are summarized as follows (in millions):

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Gross carrying amounts:
Balance as of December 31, 2006	$32.9	$89.6	$50.1	$172.6
Acquisition	0.4	—	—	0.4
Foreign currency translation	0.1	13.4	5.1	18.6

Balance as of December 31, 2007	33.4	$103.0	$55.2	$191.6
Foreign currency translation	(0.2)	(14.6)	(2.3)	(17.1)

Balance as of December 31, 2008	$33.2	$88.4	$52.9	$174.5

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Accumulated amortization:
Balance as of December 31, 2006	$6.0	$28.3	$22.5	$56.8
Amortization expense	1.2	9.6	7.1	17.9
Foreign currency translation	—	4.7	2.7	7.4

Balance as of December 31, 2007	7.2	42.6	32.3	82.1
Amortization expense	1.3	10.2	7.6	19.1
Foreign currency translation	(0.1)	(7.4)	(1.7)	(9.2)

Balance as of December 31, 2008	$8.4	$45.4	$38.2	$92.0

Trademarks and
Tradenames

Indefinite-lived intangible assets:
Balance as of December 31, 2006	$92.1
Foreign currency translation	4.1

Balance as of December 31, 2007	96.2
Foreign currency translation	(1.8)

Balance as of December 31, 2008	$94.4

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

For the years ended December 31, 2008, 2007 and 2006, acquired intangible asset amortization was $19.1 million, $17.9 million and $16.9 million, respectively. The Company estimates amortization of existing intangible assets will be $17.0 million for 2009, $17.0 million for 2010, $9.8 million for 2011, $9.8 million for 2012 and $9.7 million for 2013.

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

Changes in the carrying amount of goodwill during the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in millions). See Note 2 for further information regarding adjustments related to income taxes:

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated

Balance as of December 31, 2005	$174.0	$137.0	$385.7	$696.7
Adjustments related to income taxes	—	(3.1)	13.4	10.3
Impairment of goodwill	(170.9)	—	(0.5)	(171.4)
Foreign currency translation	—	12.5	44.0	56.5

Balance as of December 31, 2006	3.1	146.4	442.6	592.1
Acquisitions	—	7.5	—	7.5
Adjustments related to income taxes	—	—	(7.9)	(7.9)
Foreign currency translation	—	29.8	44.1	73.9

Balance as of December 31, 2007	3.1	183.7	478.8	665.6
Adjustments related to income taxes	—	—	(16.8)	(16.8)
Foreign currency translation	—	(42.1)	(19.7)	(61.8)

Balance as of December 31, 2008	$3.1	$141.6	$442.3	$587.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

During 2008, 2007 and 2006, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Under SFAS No. 144, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Accrued Expenses

Accrued expenses at December 31, 2008 and 2007 consisted of the following (in millions):

	2008	2007

Reserve for volume discounts and sales incentives	$169.8	$157.2
Warranty reserves	164.3	152.5
Accrued employee compensation and benefits	183.9	176.1
Accrued taxes	135.9	152.7
Other	145.9	134.7

	$799.8	$773.2

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in millions):

	2008	2007	2006

Balance at beginning of the year	$167.1	$136.9	$122.8
Accruals for warranties issued during the year	170.3	148.5	124.5
Settlements made (in cash or in kind) during the year	(142.8)	(129.9)	(117.6)
Foreign currency translation	(11.2)	11.6	7.2

Balance at the end of the year	$183.4	$167.1	$136.9

The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $19.1 million and $14.6 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheet as of December 31, 2008 and 2007, respectively.

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

Stock Incentive Plans

Stock Compensation Expense

During the first quarter of 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” During 2008, 2007 and 2006, the Company recorded approximately $33.5 million, $26.0 million and $3.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R. Refer to Note 10 for additional information regarding the Company’s stock incentive plans that were in place during 2008, 2007 and 2006. Stock compensation expense was recorded as follows (in millions):

	Years Ended
	December 31,
	2008	2007	2006

Cost of goods sold	$1.5	$1.0	$0.1
Selling, general and administrative expenses	32.0	25.0	3.5

Total stock compensation expense	$33.5	$26.0	$3.6

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2008, 2007 and 2006 totaled approximately $65.6 million, $52.5 million and $39.8 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $25.7 million, $22.5 million and $19.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Net

Interest expense, net for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in millions):

	2008	2007	2006

Interest expense	$53.3	$50.5	$71.4
Interest income	(34.2)	(26.4)	(16.2)

	$19.1	$24.1	$55.2

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

Net Income (Loss) Per Common Share

The computation, presentation and disclosure requirements for income (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share assumes exercise of outstanding stock options, vesting of restricted stock and performance share awards, and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.

The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method (Note 7). A reconciliation of net income (loss) and weighted

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average common shares outstanding for purposes of calculating basic and diluted income (loss) per share during the years ended December 31, 2008, 2007 and 2006 is as follows (in millions, except per share data):

	2008	2007	2006

Basic net income (loss) per share:
Net income (loss)	$400.0	$246.3	$(64.9)

Weighted average number of common shares outstanding	91.7	91.5	90.8

Basic net income (loss) per share	$4.36	$2.69	$(0.71)

Diluted net income (loss) per share:
Net income (loss)	$400.0	$246.3	$(64.9)

Weighted average number of common shares outstanding	91.7	91.5	90.8
Dilutive stock options, performance share awards and restricted stock awards	0.4	0.3	—
Weighted average assumed conversion of contingently convertible senior subordinated notes	5.6	4.8	—

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted income (loss) per share	97.7	96.6	90.8

Diluted net income (loss) per share	$4.09	$2.55	$(0.71)

Stock options and stock-settled stock appreciation rights (“SSARs”) to purchase 0.4 million and 0.1 million shares for the years ended December 31, 2008 and 2006, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact. In addition, the weighted average common shares outstanding for purposes of computing diluted net loss per share for the year ended December 31, 2006 did not include the assumed conversion of the Company’s 1 3/4% convertible senior subordinated notes or the impact of dilutive stock options and SSARs, as the impact would have been antidilutive. The number of shares excluded from the weighted average common shares outstanding for purposes of computing diluted net loss per share for the year ended December 31, 2006 was approximately 1.2 million shares.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in its Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	2008
	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Defined benefit pension plans	$(63.5)	$12.2	$(51.3)
Unrealized loss on derivatives	(65.4)	21.0	(44.4)
Unrealized loss on derivatives held by affiliates	(1.0)	—	(1.0)
Foreign currency translation adjustments	(418.7)	—	(418.7)

Total components of other comprehensive loss	$(548.6)	$33.2	$(515.4)

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Defined benefit pension plans	$116.6	$(33.4)	$83.2
Unrealized gain on derivatives	11.4	(3.7)	7.7
Unrealized loss on derivatives held by affiliates	(4.4)	—	(4.4)
Foreign currency translation adjustments	182.8	—	182.8

Total components of other comprehensive income	$306.4	$(37.1)	$269.3

	2006
	Before-tax	Income	After-tax
	Amount	Taxes	Amount

Additional minimum pension liability	$7.8	$(1.2)	$6.6
Unrealized gain on derivatives	0.1	—	0.1
Unrealized loss on derivatives held by affiliates	(2.0)	—	(2.0)
Foreign currency translation adjustments	136.7	—	136.7

Total components of other comprehensive income	$142.6	$(1.2)	$141.4

Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2008, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $171.5 million, $230.4 million and $145.4 million, respectively, compared to their carrying values of $279.4 million, $201.3 million and $201.3 million, respectively. At December 31, 2007, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $293.3 million, $624.4 million and $347.7 million, respectively, compared to their carrying values of $291.8 million, $201.3 million and $201.3 million, respectively.

The Company enters into foreign currency forward contracts to hedge the foreign currency exposure of certain receivables, payables and committed purchases and sales. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. The Company also enters into foreign currency option and forward contracts designated as cash flow hedges of expected sales. At December 31, 2008 and 2007, the Company had foreign currency contracts outstanding with gross notional amounts of $807.5 million and $657.1 million, respectively. The Company had unrealized losses of approximately $27.2 million and unrealized gains of approximately $14.9 million, respectively, on foreign currency contracts at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, approximately $20.7 million and $3.5 million, respectively, of unrealized gains were reflected in the Company’s results of operations, as the gains related to forward contracts. The Company’s foreign currency contracts mitigate risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company had $54.1 million of unrealized losses and $11.4 million of unrealized gains as of December 31, 2008 and 2007, respectively, that were reflected in other comprehensive income (loss).

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, 2007 and 2006, the Company designated certain foreign currency option and forward contracts as cash flow hedges of expected sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of sales during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain included in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2008, 2007 and 2006 was approximately $14.1 million, $4.1 million and $4.0 million, respectively, on an after-tax basis. The amount of the (loss) gain recorded in other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2008, 2007 and 2006 was approximately $(36.7) million, $7.7 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts range in maturity through December 2009.

The notional amounts of foreign exchange option and forward contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant. The Company’s hedging policy prohibits it from entering into any foreign currency derivative contracts for speculative trading purposes.

Recent Accounting Pronouncements

In December 2008, the FASB affirmed FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will therefore adopt the disclosure requirements for its fiscal year ended December 31, 2009.

In September 2008, the FASB issued FSP FIN 45-4, “An amendment of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The FSP requires additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early adoption encouraged. The Company adopted the provisions of the FSP as of the year ended December 31, 2008.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including Partial Cash Settlement).” The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion” (“EITF Issue No. 90-19”), be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). The FSP will impact the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The FSP will result in a significant increase in interest expense and, therefore, reduce net income and basic and diluted earnings per share within the Company’s Consolidated Statements of Operations. The Company will adopt the requirements of the FSP on January 1, 2009, and estimates that upon adoption, its “Retained earnings” balance will be reduced by approximately $37 million, its “Convertible

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior subordinated notes” balance will be reduced by approximately $57 million and its “Additional paid-in capital” balance will increase by approximately $57 million, including a deferred tax impact of approximately $37 million. “Interest expense, net” attributable to the convertible senior subordinated notes during the fiscal year ended December 31, 2009 is expected to increase by approximately $15 million, compared to 2008, as a result of the adoption.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 28, 2007, the Company acquired 50% of Laverda S.p.A. (“Laverda”) for approximately €46.0 million (or approximately $65.6 million), thereby creating an operating joint venture between the Company and the Italian ARGO group. Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory has been manufacturing mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East since 2004. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH (“Fella”), a German manufacturer of grass and hay machinery, and its 30% stake in Gallignani S.p.A. (“Gallignani”), an Italian manufacturer of balers. The addition of the Fella and Gallignani product lines enables the Company to provide a comprehensive harvesting offering to its customers. The investment was financed with available cash on hand. The Company has accounted for the operating joint venture in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). In accordance with APB No. 18, the Company identified approximately $17.6 million of goodwill and $12.9 million of other identifiable intangible assets as the Company’s investment was greater than the preliminary estimate of the fair value of the underlying equity in the net assets received. The goodwill and intangible asset balances are included in the recorded balance of the “Investments in Affiliates” line of the Company’s Consolidated Balance Sheet. The amortization of the other identifiable intangible assets is included in the Company’s share of its earnings or losses from its investment within the “Equity in net earnings of affiliates” line item of the Company’s Consolidated Statements of Operations. In addition, the Company allocated approximately $28.2 million of its investment as an addition to the joint venture’s property, plant and equipment to reflect land, buildings, and machinery and equipment at their preliminary respective fair values as compared to their historical net book values. The depreciation expense associated with the increase in recorded amounts with respect to property, plant and equipment is also included in the Company’s share of its earnings or losses from its investment. The investment balance as of December 31, 2008 and 2007 includes

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction costs and related fees incurred during 2008 and 2007. The acquired other identifiable assets are summarized in the following table (in millions):

		Weighted-Average
Intangible Asset	Amount	Useful Life

Tradenames	$4.3	Indefinite
Technology and patents	0.8	5 years
Distribution network	7.8	17 years

	$12.9

The Company determined that the Laverda and Fella tradenames have an indefinite useful life. The Laverda tradename has been in existence since 1890 and is currently sold in over 35 countries worldwide. The Fella tradename has been in existence since 1918. Both the Laverda brand and the Fella brand are primary product lines of the Company’s Laverda operating joint venture and the joint venture partners plan to use these tradenames for an indefinite period of time. The joint venture partners plan to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the joint venture partners are aware of that they believe would limit the useful lives of the tradenames. The Laverda and Fella tradename registrations can be renewed at a nominal cost in the countries in which the operating joint venture operates. The Company performed an annual impairment test of the investment in Laverda as of October 1, 2008 pursuant to guidance provided by APB No. 18 and concluded that there is no indication that impairment exists.

On September 10, 2007, the Company acquired Industria Agricola Fortaleza Limitada (“SFIL”), a Brazilian company, for approximately 38.0 million Brazilian Reais (or approximately $20.0 million). In accordance with the purchase agreement, cash of approximately 5.2 million Brazilian reais (or approximately $2.7 million) was placed in escrow on the date of acquisition. This portion of the purchase price was established to fund certain disclosed contingent obligations and to compensate the Company for potential customer bad debt losses. During 2008, a portion of the escrowed funds was released to the sellers due to the resolution of certain contingencies and the collection of outstanding accounts receivable. The balance of escrowed funds as of December 31, 2008 was approximately $1.8 million. The escrowed funds are reflected within “Other current assets” and “Other assets” in the Company’s Consolidated Balance Sheet as of December 31, 2008 and 2007. SFIL is located in Ibirubá, Rio Grande do Sul, Brazil and manufactures and distributes a line of farm implements, including drills, planters, corn headers and front loaders. The acquisition was financed with available cash on hand. The SFIL acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, the Company allocated the purchase price to the assets acquired and the liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The results of operations for the SFIL acquisition have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Company recorded approximately $7.5 million of goodwill and approximately $0.4 million for an identifiable intangible asset, the SFIL tradename, associated with the acquisition. The acquired intangible asset has a useful life of approximately five years. The net assets acquired include transaction costs and related fees incurred during 2007.

The Company acquired the Valtra tractor and diesel engine operations of Kone Corporation, a Finnish company in January 2004. At the date of acquisition, there were two components of tax-deductible goodwill specifically related to the operations of Valtra Finland. The first component of tax deductible goodwill of approximately $201.1 million related to goodwill for financial reporting purposes, and this asset will generate deferred income taxes in the future as the asset is amortized for income tax purposes. The second component of tax-deductible goodwill of approximately $157.7 million related to tax deductible goodwill in excess of goodwill for financial reporting purposes. The tax benefits associated with this excess will be applied to reduce the amount of goodwill for financial reporting purposes in the future, if and when such tax benefits are

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized for income tax return purposes. During 2006, the Company recorded additional goodwill of approximately €17.7 million (or approximately $23.3 million as of December 31, 2006) associated with the reallocation of certain intangible assets to goodwill for income tax purposes in Finland as well as additional pre-acquisition income tax contingencies identified at a Valtra European sales office. During 2007, the Company recorded a reduction of goodwill of approximately €0.1 million (or approximately $0.2 million as of December 31, 2007) associated with the utilization of certain tax losses during 2007 of certain Valtra European sales offices. During 2008, 2007 and 2006, the Company reduced goodwill for financial reporting purposes by approximately $16.8 million, $7.7 million and $9.9 million, respectively, related to the realization of tax benefits associated with the excess tax basis deductible goodwill.

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

3.	Restructuring and Other Infrequent Expenses (Income)

The Company recorded restructuring and other infrequent expenses (income) of $0.2 million, $(2.3) million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The charges in 2008 primarily related to severance and employee relocation costs associated with the Company’s rationalization of its Valtra sales office located in France. The income in 2007 primarily related to a $3.2 million gain on the sale of a portion of the buildings, land and improvements associated with the Company’s Randers, Denmark facility. The gain was partially offset by $0.9 million of severance, employee relocation and other facility closure costs associated with the rationalization of the Company’s Valtra sales office located in France as well as the rationalization of certain parts, sales and marketing and administrative functions in Germany. The Company did not record a tax provision associated with the gain on the sale of the Randers property during 2007. The charges in 2006 included severance costs associated with the rationalization of certain parts, sales, marketing and administrative functions in the United Kingdom and Germany, as well as the rationalization of certain Valtra European sales offices located in Denmark, Norway, Germany and the United Kingdom.

Randers, Denmark rationalization

During 2004, the Company announced and initiated a plan to restructure its European combine manufacturing operations located in Randers, Denmark in order to reduce the cost and complexity of the Randers manufacturing operation by simplifying the model range and eliminating the facility’s component manufacturing operations. By retaining only the facility assembly operations, the Company reduced the Randers workforce by 298 employees and permanently eliminated 70% of the square footage utilized. The facility’s component manufacturing operations ceased in February 2005 and as of December 31, 2005, all affected employees had been terminated and all severance, employee retention and other facility closure costs had been paid. The Company now outsources manufacturing of the majority of parts and components to suppliers and has retained critical key assembly operations at the Randers facility. The plans also included a rationalization of the combine model range assembled in Randers, retaining the production of the high specification, high value combines. During 2004, the Company recorded an $8.2 million write-down of property, plant and equipment associated with the component manufacturing operations in addition to other restructuring charges incurred associated with the rationalization. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The estimated fair value of the property, plant and equipment was based on current conditions in the market. The carrying value of the property, plant and equipment was approximately $11.6 million before the $8.2 million impairment charge. The impaired property, plant and equipment associated with the Randers rationalization was reported within the Company’s Europe/Africa/Middle East segment. During 2007, the Company sold a portion of the land, buildings and improvements of the Randers facility for proceeds of approximately $4.4 million and recorded a gain of

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $3.2 million associated with the sale. The gain was reflected in “Restructuring and other infrequent expenses (income)” within the Company’s Consolidated Statements of Operations.

Valtra European sales office rationalizations

During 2007, the Company announced the closure of its Valtra sales office located in France. The closure resulted in the termination of approximately 15 employees. The Company recorded severance and other facility closure costs of approximately $0.8 million and $0.2 million associated with the closure during 2007 and 2008, respectively. The Company paid approximately $0.3 million in severance costs during 2007 and paid approximately $0.7 million of severance and other facility closure costs during 2008. As of December 31, 2008, all of the employees had been terminated.

During 2005, the Company announced that it was changing its distribution arrangements for its Valtra and Fendt products in Scandinavia by entering into a distribution agreement with a third-party distributor to distribute Valtra and Fendt equipment in Sweden and Valtra equipment in Norway and Denmark. As a result of this agreement and the decision to close other Valtra European sales offices, the Company initiated the restructuring and closure of its Valtra sales offices located in the United Kingdom, Spain, Denmark and Norway, resulting in the termination of 24 employees. The Danish and Norwegian sales offices were transferred to the third-party Scandinavian equipment distributor in October 2005, which included the transfer of certain employees, assets and lease and supplier contracts. During 2006, the Company recorded $0.1 million of severance costs related to these closures. As of December 31, 2006, all of the employees had been terminated and all severance and other facility closure costs had been paid.

German sales office rationalizations

During 2006, the Company announced the closure of two of its sales offices located in Germany, one of which was a Valtra sales office. The closures resulted in the termination of seven employees. The Company recorded severance costs of approximately $0.5 million associated with the closures during 2006. During 2007, the Company recorded additional severance and relocation costs of approximately $0.1 million associated with these closures and paid approximately $0.6 million of severance and relocation costs. As of December 31, 2007, all of the employees had been terminated and primarily all severance and relocation costs had been paid.

Coventry, United Kingdom Sales and Administrative Office rationalization

During 2006, the Company initiated the restructuring of certain parts, sales, marketing and administrative functions within its Coventry, United Kingdom location, resulting in the termination of 13 employees. The Company recorded severance costs of approximately $0.4 million associated with the restructuring during 2006. All employees had been terminated and all severance costs had been paid as of December 31, 2006.

Valtra Finland administrative and European parts rationalizations

During 2004, the Company initiated the restructuring of certain administrative functions within its Finnish operations, resulting in the termination of 58 employees and recorded severance costs of approximately $1.4 million associated with this rationalization. During 2005 and 2007, the Company paid approximately $1.0 million of severance costs. All of the 58 employees had been terminated during 2006. During the first quarter of 2008, the Company was notified that it could offset the remaining $0.4 million of accrued severance payments against future pension-related refunds from the Finnish government and thus reversed the accrual.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable Securitization

At December 31, 2008 and 2007, the Company had accounts receivable securitization facilities in the United States and Canada and in Europe totaling approximately $489.7 million and $495.9 million, respectively. The United States and Canadian securitization facilities expire in December 2013 and the European facility expires in October 2011, but each is subject to annual renewal. In December 2008, the Company renewed and amended its United States and Canadian securitization facilities, extending the expiration date from April 2009 to December 2013. Outstanding funding under these facilities totaled approximately $483.2 million at December 31, 2008 and $446.3 million at December 31, 2007. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount.

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

Losses on sales of receivables primarily from securitization facilities were $27.3 million in 2008, $36.1 million in 2007 and $29.9 million in 2006, and are included in “other expense, net” in the Company’s Consolidated Statements of Operations. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	United States		Canada		Europe		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Unpaid balance of receivables sold at December 31	$336.2	$311.9	$74.5	$81.9	$154.5	$163.0	$565.2	$556.8
Retained interest in receivables sold	$55.8	$71.5	$9.4	$21.9	$16.2	$17.1	$82.0	$110.5
Credit losses on receivables sold	$0.4	$2.0	$0.1	$0.5	$—	$—	$0.5	$2.5
Average liquidation period (months)	2.7	3.1	2.7	3.1	2.1	2.3
Discount rate	3.6%	5.8%	4.2%	5.2%	4.7%	4.5%

The Company continues to service the sold receivables and maintains a retained interest in the receivables. No servicing asset or liability has been recorded as the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2008 and 2007, approximately $0.1 million and $0.0 million, respectively, of the unpaid balance of receivables sold was past due 60 days or more. At December 31, 2008 and 2007, the fair value of the retained interest recorded was approximately $81.4 million and $108.8 million, respectively, compared to the carrying amount of $82.0 million and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$110.5 million, respectively, and was based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. The retained interest fair value measurement falls within the Level 3 fair value hierarchy under SFAS No. 157. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by $0.1 million and $0.1 million, respectively. Assuming a 10% and 20% increase in the discount rate, the fair value of the residual interest would decline by $0.1 million and $0.1 million, respectively. For 2008, the Company received approximately $1,745.6 million from sales of receivables and approximately $4.7 million from servicing fees. For 2007, the Company received approximately $1,393.8 million from sales of receivables and $4.6 million from servicing fees. For 2006, the Company received approximately $1,162.4 million from sales of receivables and $5.2 million from servicing fees.

The following table summarizes the activity with respect to the fair value of the Company’s retained interest in receivables sold during the year ended December 31, 2008 (in millions):

Balance at December 31, 2007	$108.8
Realized gains	1.1
Purchases, issuances and settlements	(28.5)

Balance at December 31, 2008	$81.4

The Company has an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its United States and Canadian retail finance joint ventures. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. The Company does not maintain any direct retained interest in the receivables. No servicing asset or liability has been recorded since the estimated fair value of the servicing of the receivables approximates servicing income. As of December 31, 2008 and 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $59.0 million and $73.3 million, respectively.

5.	Investments in Affiliates

Investments in affiliates as of December 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Retail finance joint ventures	$187.8	$197.2
Manufacturing joint ventures	75.0	75.0
Other joint ventures	12.3	12.4

	$275.1	$284.6

The manufacturing joint ventures as of December 31, 2008 consisted of a joint venture with a third party manufacturer to produce engines in South America and Laverda, an operating joint venture with the Italian ARGO group that manufactures harvesting equipment (Note 2). The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s equity in net earnings of affiliates for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Retail finance joint ventures	$29.7	$26.6	$25.8
Manufacturing and other joint ventures	9.1	3.8	2.0

	$38.8	$30.4	$27.8

Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	As of December 31,
	2008	2007

Total assets	$4,780.2	$4,564.0
Total liabilities	4,397.0	4,161.6
Partners’ equity	383.2	402.4

	For the Years Ended December 31,
	2008	2007	2006

Revenues	$295.6	$283.8	$232.2
Costs	206.0	200.3	152.3

Income before income taxes	$89.6	$83.5	$79.9

The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies. The Company does not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil (Note 13).

Summarized financial information of the Company’s Laverda operating joint venture as of December 31, 2008 and 2007 and for the year ended December 31, 2008 and the three months ended December 31, 2007 were as follows (in millions):

	As of	As of
	December 31,	December 31,
	2008	2007

Total assets	$283.4	$275.4
Total liabilities	141.3	133.4
Partners’ equity	142.1	142.0

	For the	For the Three
	Year Ended	Months Ended
	December 31,	December 31,
	2008	2007

Revenues	$275.6	$54.0
Costs	251.2	51.2

Income before income taxes	$24.4	$2.8

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment balance in Laverda as of December 31, 2008 and 2007 was $71.1 million and $71.0 million, respectively.

The portion of the Company’s retained earnings balance, that represents undistributed retained earnings of equity method investees, was approximately $138.2 million as of December 31, 2008 and $125.1 million as of December 31, 2007.

6.	Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006

United States	$(53.5)	$(75.7)	$(267.1)
Foreign	579.3	403.0	247.9

Income (loss) before income taxes and equity in net earnings of affiliates	$525.8	$327.3	$(19.2)

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in millions):

	2008	2007	2006

Current:
United States:
Federal	$(5.7)	$(6.7)	$(6.1)
State	—	—	—
Foreign	163.0	115.6	69.0

	157.3	108.9	62.9
Deferred:
United States:
Federal	1.5	0.1	(3.9)
State	—	—	—
Foreign	5.8	2.4	14.5

	7.3	2.5	10.6

	$164.6	$111.4	$73.5

At December 31, 2008, the Company’s foreign subsidiaries had approximately $1.9 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	2008	2007	2006

Provision (benefit) for income taxes at United States federal statutory rate of 35%	$184.0	$114.6	$(6.7)
State and local income taxes, net of federal income tax benefit	0.4	(2.0)	(3.8)
Taxes on foreign income which differ from the United States statutory rate	2.0	7.0	14.8
Tax effect of permanent differences	(23.7)	(25.7)	32.4
Change in valuation allowance	1.3	17.4	36.7
Other	0.6	0.1	0.1

	$164.6	$111.4	$73.5

The significant components of the deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Deferred Tax Assets:
Net operating loss carryforwards	$210.8	$247.8
Sales incentive discounts	51.2	47.2
Inventory valuation reserves	23.0	16.4
Pensions and postretirement health care benefits	63.7	46.2
Warranty and other reserves	75.6	85.1
Other	47.1	36.4

Total gross deferred tax assets	471.4	479.1
Valuation allowance	(316.6)	(315.3)

Total net deferred tax assets	154.8	163.8

Deferred Tax Liabilities:
Tax over book depreciation and amortization	171.3	181.9
Other	6.8	35.4

Total deferred tax liabilities	178.1	217.3

Net deferred tax liabilities	$(23.3)	$(53.5)

Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$56.6	$52.7
Deferred tax assets — noncurrent	29.9	89.1
Other current liabilities	(1.7)	(31.7)
Other noncurrent liabilities	(108.1)	(163.6)

	$(23.3)	$(53.5)

The Company recorded net deferred tax liabilities of $23.3 million and $53.5 million as of December 31, 2008 and 2007, respectively. As reflected in the preceding table, the Company established a valuation allowance of $316.6 million and $315.3 million as of December 31, 2008 and 2007, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 was an increase of $1.3 million, $23.9 million and $38.6 million, respectively. SFAS No. 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, the Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at December 31, 2008, 2007 and 2006 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $660.4 million as of December 31, 2008, with expiration dates as follows: 2011 — $2.4 million, and thereafter or unlimited — $658.0 million. These net operating loss carryforwards include United States net loss carryforwards of $332.0 million and foreign net operating loss carryforwards of $328.4 million. The Company paid income taxes of $152.2 million, $67.0 million and $43.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. At December 31, 2008 and December 31, 2007, the Company had $20.1 million and $22.7 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2008 and December 31, 2007, the Company had approximately $7.6 million and $14.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2008 and December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.8 million and $1.1 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the year ended December 31, 2008 is as follows (in millions):

Gross unrecognized income tax benefits at December 31, 2007	$22.7
Additions for tax positions of the current year	4.7
Additions for tax positions of prior years	3.3
Reductions for tax positions of prior years for:
Settlements during the period	(10.6)
Lapses of applicable statute of limitations	—

Gross unrecognized income tax benefits at December 31, 2008	$20.1

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. During 2008, tax authorities in the United States, France and Germany completed examinations of various open tax years which required settlement payments of approximately $10.6 million. In addition, as of December 31, 2008, a number of foreign examinations were currently ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable to provide a reasonable estimate of the change that may occur within the next 12 months. Although there are ongoing examinations in various jurisdictions, the 2006 through 2008 tax

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years generally remain subject to examination in the United States by federal and state authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Finland and Brazil, the 2003 through 2008 tax years generally remain subject to examination by their respective tax authorities.

7.	Indebtedness

Indebtedness consisted of the following at December 31, 2008 and 2007 (in millions):

	2008	2007

1 3/4% Convertible senior subordinated notes due 2033	$201.3	$201.3
1 1/4% Convertible senior subordinated notes due 2036	201.3	201.3
6 7/8% Senior subordinated notes due 2014	279.4	291.8
Other long-term debt	0.1	2.5

	682.1	696.9
Less: Current portion of long-term debt	(0.1)	(0.2)
1 3/4% Convertible senior subordinated notes due 2033	—	(201.3)
1 1/4% Convertible senior subordinated notes due 2036	—	(201.3)

Total indebtedness, less current portion	$682.0	$294.1

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

The Company issued $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 in December 2006 and received proceeds of approximately $196.4 million, after related fees and expenses. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. The notes provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.0483 shares per

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,000 principal amount at $180.00 per share for the year ended December 15, 2009, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require the Company to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of the Company’s subsidiaries. The notes are equal in right of payment with the Company’s 6 7/8% senior subordinated notes due 2014 and its 1 3/4% convertible senior subordinated notes due 2033.

The Company used the net proceeds received from the issuance of the 1 1/4% convertible senior subordinated notes, as well as available cash, to repay $196.9 million of its former outstanding United States dollar denominated term loan and €79.1 million of its former outstanding Euro denominated term loan. In addition, the Company recorded interest expense of approximately $2.0 million for the proportionate write-off of deferred debt issuance costs associated with the term loan balances that were repaid. The Company’s former United States dollar denominated and Euro denominated term loans are discussed further below.

The Company’s $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033 were exchanged and issued in June 2005 and provide for (i) the settlement upon conversion in cash up to the principal amount of the converted new notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010, but otherwise are substantially the same as the old notes. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 31, 2010, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90%

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $17.07 per share or more than $110.00 per share. The number of additional make whole shares range from 13.0 shares per $1,000 principal amount at $17.07 per share to 0.0 shares per $1,000 principal amount at $110.00 per share for the year ended December 31, 2009, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 58.5823 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. The impact of the exchange completed in June 2005, as discussed above, reduced the diluted weighted average shares outstanding in future periods. The reduction in the diluted shares was approximately 9.0 million shares on a prospective basis and will vary in the future based on the Company’s stock price, once the market price trigger or other specified conversion circumstances have been met.

As of December 31, 2008, the closing sales price of the Company’s common stock did not exceed 120% of the conversion price of $22.36 and $40.73 per share, respectively, for the Company’s 1 3/4% convertible senior subordinated notes and the Company’s 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2008, and, therefore, the Company classified both notes as long-term debt. As of December 31, 2007, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of $22.36 and $40.73 per share, respectively, for the Company’s 1 3/4% convertible senior subordinated notes and the Company’s 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2007, and, therefore, the Company classified both notes as current liabilities. Future classification of the notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters.

In May 2008, the FASB issued FSP APB 14-1. The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF Issue No. 90-19, be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154. The FSP will impact the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the convertible notes. The FSP will result in a significant increase in interest expense and, therefore, reduce net income and basic and diluted earnings per share within the Company’s Consolidated Statements of Operations. The Company will adopt the requirements of the FSP on January 1, 2009, and estimates that upon adoption, its “Retained earnings” balance will be reduced by approximately $37 million, its “Convertible senior subordinated notes” balance will be reduced by approximately $57 million and its “Additional paid-in capital” balance will increase by approximately $57 million, including a deferred tax impact of approximately $37 million.

On May 16, 2008, the Company entered into a new $300.0 million unsecured multi-currency revolving credit facility. The new credit facility replaced the Company’s former $300.0 million secured multi-currency revolving credit facility. The maturity date of the new facility is May 16, 2013. Interest accrues on amounts outstanding under the new facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon the Company’s total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon the Company’s total debt ratio. The new facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the new facility. The Company also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of December 31, 2008, the Company had no outstanding borrowings under the new facility. As of December 31, 2008, the Company had availability to borrow $291.3 million under the new facility.

The Company’s former credit facility provided for a $300.0 million multi-currency revolving credit facility, a $300.0 million United States dollar denominated term loan and a €120.0 million Euro denominated term loan. The maturity date of the revolving credit facility was December 2008 and the maturity date for the term loan facility was June 2009. The Company was required to make quarterly payments towards the United States dollar denominated term loan and Euro denominated term loan of $0.75 million and €0.3 million, respectively (or an amortization of one percent per annum until the maturity date of each term loan). As previously discussed, in December 2006, the Company used the net proceeds received from the issuance of the 1 1/4% convertible senior subordinated notes, as well as available cash, to repay $196.9 million of the United States dollar denominated term loan and €79.1 million of the Euro denominated term loan. In addition, on June 29, 2007, the Company repaid the remaining balances of the United States dollar and Euro denominated term loans, totaling $72.5 million and €28.6 million, respectively, with available cash on hand. The revolving credit facility was secured by a majority of the Company’s U.S., Canadian, Finnish and U.K. — based assets and a pledge of a portion of the stock of the Company’s domestic and material foreign subsidiaries. Interest accrued on amounts outstanding under the revolving credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.25% and 2.0% based upon the Company’s senior debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.75% based on the Company’s senior debt ratio. Interest accrued on amounts outstanding under the term loans at LIBOR plus 1.75%. The credit facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends. The Company also had to fulfill financial covenants including, among others, a total debt to EBITDA ratio, a senior debt to EBITDA ratio and a fixed charge coverage ratio, as defined in the facility. As of December 31, 2007, the Company had no outstanding borrowings under the former credit facility. As of December 31, 2007, the Company had availability to borrow $291.1 million under the former revolving credit facility.

The Company’s €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014 were issued in April 2004. The Company received proceeds of approximately $234.0 million, after offering related fees and expenses. The 6 7/8% senior subordinated notes are unsecured obligations and are subordinated in right of payment to the Company’s existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum, payable semi-annually on April 15 and October 15 of each year. Beginning April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. In addition, before April 15, 2009, the Company may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued interest and a make-whole premium. The notes include certain covenants restricting the incurrence of indebtedness and the making of certain restrictive payments, including dividends.

At December 31, 2008, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2010	$—
2011	—
2012	—
2013	—
2014	279.4
Thereafter	402.6

$682.0

Cash payments for interest were $50.4 million, $51.1 million and $70.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2008 and 2007, outstanding letters of credit issued under the revolving credit facility totaled $8.7 million and $8.9 million, respectively.

8.	Employee Benefit Plans

The Company has defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States and Brazil.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). The key changes under SFAS No. 158 as compared to FASB Statements No. 87, 88, 106 and 132(R) were as follows: (a) recognition of funded status in the statement of financial position, which is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans); (b) recognition of unamortized amounts in accumulated other comprehensive income (loss); (c) elimination of the use of an early measurement date; and (d) additional disclosures, such as certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations, as well as disclosure of current and noncurrent components of the assets and liabilities of a company’s defined benefit pension and other postretirement plans.

As discussed above, SFAS No. 158 requires companies to measure defined benefit plan assets and obligations as of the date of the company’s fiscal year-end. The measurement provision of SFAS No. 158 was effective for years ending after December 15, 2008. The Company adopted the measurement provisions of SFAS No. 158 during the year ended December 31, 2008. This change only impacted the measurement of the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s U.K. pension plan, which prior to 2008 had a measurement date of September 30. The Company adopted the second approach afforded by paragraph 19 of SFAS No. 158 to transition the Company’s U.K. pension plan to a December 31 measurement date. The impact of the adoption resulted in a reduction to the Company’s opening retained earnings balance as of January 1, 2008 of approximately, $1.1 million, net of taxes.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit pension plans under SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”) and its postretirement health care plans under SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), as well as the disclosure provisions under SFAS No. 132(R), “Employers Disclosures about Pensions and Other Postretirement Benefits — An Amendment of FASB Statements No. 87, 88 and 106.” SFAS No. 87 required that a liability (referred to in the Statement as the additional minimum pension liability) be recorded when the accumulated benefit obligation exceeded the fair value of plan assets. Adjustments were recorded as non-cash charges to the Company’s accumulated other comprehensive loss within stockholders’ equity reflected as “additional minimum liability adjustments.” SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date, with no requirement to reflect an additional minimum liability for the difference between the accumulated benefit obligation and plan assets, if any. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the difference between the projected benefit obligation, which includes the impact of future salary increases, and the accumulated benefit obligation related to its defined pension benefit plans, as well as the entire obligation related to its unfunded postretirement health care and life insurance benefit plans in the United States. This resulted in an increase to accumulated other comprehensive loss of approximately $26.8 million, net of taxes, an increase to liabilities of approximately $37.5 million, an increase to other noncurrent assets of approximately $1.6 million and an increase to noncurrent deferred tax assets of approximately $9.1 million.

Net annual pension costs for the years ended December 31, 2008, 2007 and 2006 are set forth below (in millions):

Pension benefits	2008	2007	2006

Service cost	$9.6	$8.6	$5.0
Interest cost	42.0	43.7	40.4
Expected return on plan assets	(42.5)	(43.6)	(38.6)
Amortization of net actuarial loss	8.3	14.9	19.8
Amortization of prior service credit	(0.3)	(0.2)	(0.2)
Curtailment/settlement loss (gain)	0.6	—	(0.4)

Net annual pension cost	$17.7	$23.4	$26.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

All plans:
Weighted average discount rate	5.9%	5.1%	5.0%
Weighted average expected long-term rate of return on plan assets	7.1%	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%	3.0-4.0%
U.S. — based plans:
Weighted average discount rate	6.25%	5.8%	5.5%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A	N/A

Net annual postretirement benefit costs for the years ended December 31, 2008, 2007 and 2006 are set forth below (in millions, except percentages):

Postretirement benefits	2008	2007	2006

Service cost	$—	$0.1	$0.2
Interest cost	1.5	1.4	1.7
Amortization of prior service credit	(0.3)	(0.2)	(0.1)
Amortization of unrecognized net loss	0.2	0.1	0.6
Other	0.1	0.2	—

Net annual postretirement benefit cost	$1.5	$1.6	$2.4

Weighted average discount rate	6.25%	5.8%	5.5%

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2008 and 2007 (in millions). Pursuant to the measurement date provision of SFAS No. 158, the change in the Company’s benefit obligation for 2008 reflects 15 months of activity related to the Company’s U.K. pension plan:

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2008	2007	2008	2007

Benefit obligation at beginning of year	$777.0	$858.9	$25.6	$26.7
Service cost	10.6	8.6	—	0.1
Interest cost	51.5	43.7	1.5	1.4
Plan participants’ contributions	2.0	1.1	—	—
Actuarial (gain) loss	(82.1)	(105.8)	3.0	0.7
Amendments	—	—	0.4	(1.4)
Settlements	(1.8)	—	—	—
Benefits paid	(53.5)	(47.3)	(2.0)	(2.1)
Other	1.9	—	0.1	0.2
Foreign currency exchange rate changes	(167.1)	17.8	—	—

Benefit obligation at end of year	$538.5	$777.0	$28.6	$25.6

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
Change in plan assets	2008	2007	2008	2007

Fair value of plan assets at beginning of year	$657.8	$620.3	$—	$—
Actual return on plan assets	(98.9)	37.3	—	—
Employer contributions	31.7	37.1	2.0	2.1
Plan participants’ contributions	2.0	1.1	—	—
Benefits paid	(53.5)	(47.3)	(2.0)	(2.1)
Settlements	(1.8)	—	—	—
Other	1.6	—	—	—
Foreign currency exchange rate changes	(139.6)	9.3	—	—

Fair value of plan assets at end of year	$399.3	$657.8	$—	$—

Funded status	$(139.2)	$(119.2)	$(28.6)	$(25.6)
Unrecognized net actuarial loss	186.1	126.9	7.1	4.3
Unrecognized prior service credit	(2.5)	(2.7)	(0.8)	(1.6)
Accumulated other comprehensive loss	(183.6)	(124.2)	(6.3)	(2.7)

Net amount recognized	$(139.2)	$(119.2)	$(28.6)	$(25.6)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$—	$1.7	$—	$—
Other current liabilities	(4.2)	(3.9)	(1.9)	(2.0)
Pensions and postretirement health care benefits (noncurrent)	(135.0)	(117.0)	(26.7)	(23.6)

Net amount recognized	$(139.2)	$(119.2)	$(28.6)	$(25.6)

Accrued pension costs of approximately $2.6 million and $2.2 million have been classified as current liabilities within “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively, related to the Company’s phased retirement plan obligations in Germany.

As of December 31, 2008, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $186.1 million and a net prior service credit of approximately $2.5 million related to the Company’s defined benefit pension plans. The estimated net actuarial loss and net prior service credit for defined benefit pension plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2009 are approximately $9.1 million and $0.2 million, respectively.

As of December 31, 2008, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $7.1 million and a net prior service credit of approximately $0.8 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial loss and net prior service credit for postretirement health care benefit plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2009 are approximately $0.3 million and $0.3 million, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2008 and 2007 are as follows:

	2008	2007

All plans:
Weighted average discount rate	6.6%	5.9%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%
U.S.-based plans:
Weighted average discount rate	6.25%	6.25%
Rate of increase in future compensation	N/A	N/A

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were $561.1 million, $509.5 million and $393.8 million, respectively, as of December 31, 2008 and $755.5 million, $690.9 million and $599.6 million, respectively, as of December 31, 2007. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.-based pension plans were $46.2 million, $46.2 million and $30.8 million, respectively, as of December 31, 2008, and $46.7 million, $46.7 million and $46.5 million, respectively, as of December 31, 2007. The Company’s accumulated comprehensive loss as of December 31, 2008 reflects a reduction of equity of $189.9 million, net of taxes of $52.9 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. The Company’s accumulated comprehensive income as of December 31, 2007 reflects a reduction of equity of $126.9 million, net of taxes of $40.7 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets.

For the years ended December 31, 2008 and 2007, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans, postretirement health care benefit plans and its Executive Nonqualified Pension Plan (“ENPP”) by matching the projected cash flows of its plans to the Citigroup Pension Discount Curve. For its non-U.S. plans, the Company based the discount rate on comparable indices within each of those countries, such as the Merrill Lynch AA-rated corporate bond index in the United Kingdom and the 10+-year iBoxx AA Euro corporate bond yield in Euro zone countries. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows.

The weighted average asset allocation of the Company’s U.S. pension benefit plans at December 31, 2008 and 2007 are as follows:

Asset Category	2008	2007

Large and small cap domestic equity securities	24%	30%
International equity securities	11%	15%
Domestic fixed income securities	23%	19%
Other investments	42%	36%

Total	100%	100%

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans at December 31, 2008 and 2007 are as follows:

Asset Category	2008	2007

Equity securities	39%	47%
Fixed income securities	33%	31%
Other investments	28%	22%

Total	100%	100%

All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. The Company’s global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The Company’s U.S. target allocation of retirement fund investments is 35% large and small cap domestic equity securities, 15% international equity securities, 20% domestic fixed income securities and 30% invested in other investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 8.5%. In arriving at the choice of an expected return assumption of 8% for its U.S.-based plans, the Company has tempered this historical indicator with lower expectations for returns on equity investments in the future as well as administrative costs of the plans. To date, the Company has not invested pension funds in its own stock, and has no intention of doing so in the future. The Company’s non-U.S. target allocation of retirement fund investments is 42% equity securities, 28% fixed income securities and 30% invested in other investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this target mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based pension plan, the Company has tempered this historical indicator with a slightly lower expectation of future returns on equity investments as well as plan expenses.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2008 and 2007 was 6.33% and 6.25%, respectively.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2008, the Company assumed a 8.5% health care cost trend rate for 2009, decreasing to 4.9% by 2060. For measuring the expected postretirement benefit obligation at December 31, 2007, a 9% health care cost trend rate was assumed for 2007, decreasing 1.0% per year to 5.0% and remaining at that level thereafter. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2009 and the accumulated postretirement benefit obligation at December 31, 2008 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.0	$(2.6)

The Company currently estimates its minimum contributions to its U.S.-based defined pension plans for 2009 will aggregate approximately $0.2 million. The Company currently estimates its benefit payments for 2009 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $2.0 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2009 to its non-U.S.- based defined pension plans will aggregate approximately $26.3 million, of which approximately $19.2 million relates to its U.K. pension plan.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, approximately $53.5 million of benefit payments were made related to the Company’s pension plans. At December 31, 2008, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2009	$35.6
2010	36.3
2011	36.5
2012	37.0
2013	37.5
2014 through 2018	201.4

$384.3

During 2008, approximately $2.0 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2008, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2009	$2.0
2010	2.0
2011	2.0
2012	2.1
2013	2.1
2014 through 2018	10.9

$21.1

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net annual 2007 ENPP and SERP cost and the measurement assumptions for the plans for the years ended December 31, 2008, 2007 and 2006 are set forth below (in millions, except percentages):

	2008	2007	2006

Service cost	$1.1	$1.1	$0.9
Interest cost	0.6	0.6	0.5
Amortization of prior service cost	0.5	0.6	0.4
Recognized actuarial gain	(0.2)	(0.1)	—

Net annual ENPP/SERP costs	$2.0	$2.2	$1.8

Discount rate	6.25%	5.8%	5.5%
Rate of increase in future compensation	5.0%	5.0%	5.0%

The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2008 and 2007 (in millions):

Change in benefit obligation	2008	2007

Benefit obligation at beginning of year	$10.2	$10.3
Service cost	1.1	1.1
Interest cost	0.6	0.6
Actuarial loss (gain)	0.9	(1.4)
Benefits paid	(0.4)	(0.4)

Benefit obligation at end of year	$12.4	$10.2

Funded status	$(12.4)	$(10.2)
Unrecognized net actuarial gain	(2.0)	(3.1)
Unrecognized prior service cost	3.4	4.0
Accumulated other comprehensive loss	(1.4)	(0.9)

Net amount recognized	$(12.4)	$(10.2)

Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(0.5)	$(0.5)
Pensions and postretirement health care benefits (noncurrent)	(11.9)	(9.7)

Net amount recognized	$(12.4)	$(10.2)

The weighted average discount rate used to determine the benefit obligation for the 2007 ENPP for the years ended December 31, 2008 and 2007 was 6.25% and 6.25%, respectively.

At December 31, 2008, the Company’s accumulated other comprehensive loss included a net actuarial gain of approximately $2.0 million and a net prior service cost of approximately $3.4 million related to the 2007 ENPP. The estimated net actuarial gain and net prior service cost related to the 2007 ENPP that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2009 are approximately $0.1 million and $0.5 million, respectively.

In accordance with SFAS No. 158, at December 31, 2008 and 2007 the Company recorded a reduction to equity of $1.4 million and $0.9 million, respectively, related to the unfunded projected benefit obligation of the 2007 ENPP. As the Company is not benefiting losses for tax purposes in the United States, there was no tax impact to these charges.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, approximately $0.4 million of benefit payments were made related to the 2007 ENPP. At December 31, 2008, the aggregate expected benefit payments for the 2007 ENPP are as follows (in millions):

2009	$0.5
2010	0.6
2011	0.7
2012	0.8
2013	1.0
2014 through 2018	6.0

$9.6

The Company maintains separate defined contribution plans covering certain employees primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $9.2 million, $9.0 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

9.	Common Stock

At December 31, 2008, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 91.8 million shares of common stock outstanding; approximately 1.9 million shares reserved for issuance under the Company’s Option Plan (Note 10); and approximately 2.0 million shares reserved for issuance under the 2006 Long-Term Incentive Plan (the “2006 Plan”) (Note 10).

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

Under the 2006 Plan, up to 5,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approved the grants of awards during 2008, 2007 and 2006 effective under the employee and director stock incentive plans described below.

Employee Plans

The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Compensation expense recorded during 2008, 2007 and 2006 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2008, 2007 and 2006 was $57.12, $37.39 and $23.86, respectively. The Company achieved the maximum level of performance under the 2006-2008 performance period grant as of December 31, 2008, and thus, 887,124 shares were earned. The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Approximately 580,162 shares will be issued on March 2, 2009, net of approximately 306,962 shares that will be withheld for taxes related to the earned awards. Based on the level of performance achieved as of December 31, 2007, 102,492 shares were earned relating to the two-year performance period transition plan. 62,387 shares were issued on February 29, 2008, net of 40,105 shares that were withheld for taxes related to the earned awards. No shares were earned related to the one-year performance period transition plan as of December 31, 2006.

During 2008, the Company granted 545,400 awards for the three-year performance period commencing in 2008 and ending in 2010 assuming the maximum target level of performance is achieved. Performance award transactions during 2008 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,884,000
Shares awarded	545,400
Shares forfeited or unearned	(96,108)
Shares earned	(887,124)

Shares awarded but not earned at December 31	1,446,168

As of December 31, 2008, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $32.4 million, and the weighted average period over which it is expected to be recognized is approximately one year.

On December 6, 2007, the Board of Directors of the Company approved two retention-based restricted stock awards of $2,000,000 each to the Company’s Chairman, President and Chief Executive Officer. The first award was granted on December 6, 2007, and totaled 28,839 shares that will vest over a five-year period at the rate of 25% at the end of the third year, 25% at the end of the fourth year, and 50% at the end of the fifth year. The second award was granted on December 5, 2008, and totaled 99,010 shares that will vest over a four-year period at the rate of 25% at the end of the second year, 25% at the end of the third year, and 50% at the end of the fourth year. Vesting is subject to his continued employment by the Company on the date of vesting, except under certain circumstances such as a change in control. The Company is recognizing stock compensation expense ratably over the vesting period for each grant.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the performance share plan, certain executives and key managers are eligible to receive grants of SSARs or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $1.7 million, $1.2 million and $0.3 million associated with SSAR award grants during 2008, 2007 and 2006, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the year ended December 31, 2008 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the option or SSAR. As the Company has only been granting SSARs under the 2006 Plan since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the year ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	2006

Weighted average grant-date fair value	$17.90	$16.99	$10.98
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5	5.5
Risk-free interest rate	2.7%	4.7%	5.0%
Expected volatility	38.0%	41.4%	41.5%
Expected dividend yield	—	—	—

SSAR transactions during the year ended December 31, 2008 were as follows:
SSARs outstanding at January 1	383,500
SSARs granted	107,400
SSARs exercised	(53,812)
SSARs canceled or forfeited	(21,297)

SSARs outstanding at December 31	415,791

SSAR price ranges per share:
Granted	$51.82-66.20
Exercised	23.80-37.38
Canceled or forfeited	23.80-56.98
Weighted average SSAR exercise prices per share:
Granted	$56.92
Exercised	29.84
Canceled or forfeited	34.09
Outstanding at December 31	37.95

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the weighted average remaining contractual life of SSARs outstanding was five years and there were 68,313 SSARs currently exercisable with prices ranging from $23.80 to $37.38 with a weighted average exercise price of $29.37 and an aggregate intrinsic value of $0.0 million. As of December 31, 2008, the total compensation cost related to unvested SSARs not yet recognized was approximately $3.8 million, and the weighted-average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average		Exercisable
		Remaining		as of
	Number of	Contractual Life	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	2008	Exercise Price

$23.80 - $24.61	130,750	4.3	$23.82	40,375	$23.83
$26.00 - $37.38	179,953	5.1	$37.14	27,938	$37.38
$51.82 - $66.20	105,088	6.1	$56.92	—

	415,791			68,313

The total intrinsic value of SSARs exercised during 2008 was $1.7 million and the total fair value of shares vested during the same period was $1.1 million. The Company realized a tax benefit of less than $0.1 million from the exercise of these SSARs. There were 347,478 SSARs that were not vested as of December 31, 2008. The total intrinsic value of outstanding SSARs as of December 31, 2008 was $0.0 million.

On January 21, 2009, the Company granted 615,000 performance award shares (subject to the Company achieving future target levels of performance) and 298,000 SSARs under the 2006 Plan.

Director Restricted Stock Grants

The 2006 Plan provided for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The January 1, 2006 grant equated to 11,550 shares of common stock, of which 8,832 shares of common stock were issued after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during 2006 associated with these grants. The January 1, 2007 grant equated to 8,080 shares of common stock, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during 2007 associated with these grants. The April 24, 2008 grant equated to 11,320 shares of common stock, of which 8,608 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.8 million during 2008 associated with these grants. The 2009 annual restricted stock grant will be made on the date of the Company’s 2009 annual stockholders’ meeting, which is April 23, 2009.

As of December 31, 2008, of the 5,000,000 shares reserved for issuance under the 2006 Plan, 2,007,404 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Former Non-employee Director Stock Incentive Plan and Long-Term Incentive Plan

In December 2005, the Company’s Board of Directors elected to terminate the Company’s former Long-Term Incentive Plan and the Non-Employee Director Stock Incentive Plan (the “Director Plan”), and the outstanding awards under those plans were cancelled. Awards cancelled prior to December 31, 2005 did not result in any compensation expense under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, awards cancelled after January 1, 2006 were subject to the provisions of SFAS No. 123R, and, therefore, the Company recorded approximately $1.3 million of stock compensation expense during the first quarter of 2006 associated with those cancellations.

Former Non-employee Director Stock Incentive Plan

The Company’s former Director Plan provided for restricted stock awards to non-employee directors based on increases in the price of the Company’s common stock. The awarded shares were earned in specified increments for each 15% increase in the average market value of the Company’s common stock over the initial base price established under the plan. When an increment of the awarded shares was earned, the shares were issued to the participant in the form of restricted stock which vested at the earlier of 12 months after the specified performance period or upon departure from the Company’s Board of Directors. When the restricted shares were earned, a cash bonus equal to 40% of the value of the shares on the date the restricted stock award was earned was paid by the Company to satisfy a portion of the estimated income tax liability to be incurred by the participant. As of December 31, 2008, there were 4,449 shares that had been earned but were not vested under the former Director Plan.

Stock Option Plan

The Company’s 2001 Stock Option Plan (“the Option Plan”) provides for the granting of nonqualified and incentive stock options to officers, employees, directors and others. The stock option exercise price is determined by the Company’s Board of Directors except in the case of an incentive stock option for which the purchase price shall not be less than 100% of the fair market value at the date of grant. Each recipient of stock options is entitled to immediately exercise up to 20% of the options issued to such person, and the remaining 80% of such options vest ratably over a four-year period and expire no later than ten years from the date of grant. There were no grants under the Option Plan during the years ended December 31, 2008, 2007 and 2006. The Company estimated the fair value of grants under the Company’s Option Plan using the Black-Scholes option pricing model for disclosure purposes only prior to the adoption of SFAS No. 123R. The fair value of the grants were amortized over the applicable vesting period. As a result of applying the provisions of SFAS No. 123R, the Company recognized $0.2 million of stock compensation expense associated with stock options that vested during 2006.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions during the year ended December 31, 2008 were as follows:

2008

Options outstanding at January 1	75,500
Options granted	—
Options exercised	(16,900)
Options canceled	(5,000)

Options outstanding at December 31	53,600

Options available for grant at December 31	1,935,437

Option price ranges per share:
Granted	$—
Exercised	10.06-22.31
Canceled	15.12
Weighted average option prices per share:
Outstanding at January 1	$14.86
Granted	—
Exercised	15.14
Canceled	15.12
Outstanding at December 31	14.75

At December 31, 2008, the outstanding options had a weighted average remaining contractual life of approximately three years and there were 53,600 options currently exercisable with option prices ranging from $10.06 to $20.85 and with a weighted average exercise price of $14.75 and an aggregate intrinsic value of $0.5 million.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding			Options Exercisable
		Weighted Average		Exercisable
		Remaining		as of
	Number of	Contractual Life	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	2008	Exercise Price

$10.06 - $11.63	14,900	1.7	$11.48	14,900	$11.48
$15.12 - $20.85	38,700	3.0	$16.01	38,700	$16.01

	53,600			53,600

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $0.8 million, $8.3 million and $7.0 million, respectively, and the total fair value of shares vested during the same periods was approximately $0.0 million, $0.0 million and $0.2 million, respectively. Cash proceeds received from stock option exercises during 2008, 2007 and 2006 was approximately $0.3 million, $8.2 million and $10.8 million, respectively. The Company realized an insignificant tax benefit from the exercise of these options.

11.	Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement No. 133.” All derivatives are recognized on

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s Consolidated Balance Sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument.

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

Foreign Currency Risk

The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the Canadian dollar and the Russian rouble in relation to the United States dollar.

The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency forward contracts. The Company’s hedging policy prohibits the use of foreign currency forward or option contracts for speculative trading purposes.

The Company uses foreign currency forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. For the years ended December 31, 2008, 2007 and 2006, the Company recorded a net loss of approximately $85.2 million and a net gain of approximately $1.5 million and $13.4 million, respectively, under the caption of other expense, net related to these forward contracts. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

During 2008, 2007 and 2006, the Company designated certain foreign currency option and forward contracts as cash flow hedges of expected future sales. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2008, 2007 and 2006 was approximately $14.1 million, $4.1 million and $4.0 million, respectively, on an after-tax basis. The amount of the (loss) gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2008, 2007 and 2006 was approximately $(36.7) million, $7.7 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2008 range in maturity through December 2009.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in accumulated other comprehensive (loss) income related to the derivatives held by the Company during the years ended December 31, 2008, 2007 and 2006 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2005	$—	$—	$—
Net changes in fair value of derivatives	4.1	—	4.1
Net gains reclassified from accumulated other comprehensive loss into income	(4.0)	—	(4.0)

Accumulated derivative net gains as of December 31, 2006	0.1	—	0.1
Net changes in fair value of derivatives	15.4	3.7	11.7
Net gains reclassified from accumulated other comprehensive income into income	(4.1)	—	(4.1)

Accumulated derivative net gains as of December 31, 2007	11.4	3.7	7.7
Net changes in fair value of derivatives	(49.5)	(19.2)	(30.3)
Net gains reclassified from accumulated other comprehensive loss into income	(16.0)	(1.9)	(14.1)

Accumulated derivative net losses as of December 31, 2008	$(54.1)	$(17.4)	$(36.7)

The foreign currency option and forward contracts’ fair value measurements fall within the Level 2 fair value hierarchy under SFAS No. 157. Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward or option rate.

During 2008, the Company deposited cash with a financial institution in Brazil as security against outstanding foreign exchange contracts that mature throughout 2009. As of December 31, 2008, the amount deposited was approximately $33.8 million and was classified as “Restricted cash” in the Company’s Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.

Interest Rate Risk

The Company may use interest rate swap agreements to manage its exposure to interest rate changes. Currently, the Company has no interest rate swap agreements outstanding.

In addition to the above, the Company recorded a deferred loss of $1.0 million, $4.4 million and $2.0 million, net of taxes, for the years ended December 31, 2008, 2007 and 2006, respectively, to other comprehensive income (loss) related to derivatives held by affiliates. The losses are related to interest rate swap contracts in the Company’s retail finance joint ventures. These swap contracts have the effect of converting floating rate debt to fixed rates in order to secure the retail finance joint ventures’ yields against their fixed rate loan portfolios.

The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Company’s Board of Directors. The policy allows for the use of derivative instruments to hedge exposures to movements

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in foreign currency and interest rates. The Company’s policy prohibits the use of derivative instruments for speculative purposes.

12.	Commitments and Contingencies

The future payments required under the Company’s significant commitments as of December 31, 2008 are as follows (in millions):

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total

Interest payments related to indebtedness(1)	$25.3	$25.3	$21.7	$21.7	$19.2	$6.4	$119.6
Capital lease obligations	2.4	1.6	0.7	0.2	0.1	—	5.0
Operating lease obligations	37.0	28.5	21.6	15.2	11.2	44.6	158.1
Unconditional purchase obligations(2)	76.5	7.2	3.7	3.3	—	—	90.7
Other short-term and long-term obligations(3)	83.7	23.9	23.6	24.4	24.2	54.9	234.7

Total contractual cash obligations	$224.9	$86.5	$71.3	$64.8	$54.7	$105.9	$608.1

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business. As a result of the rationalization of the Company’s European combine manufacturing operations during 2004, the Company entered into an agreement with Laverda to produce certain combine model ranges over a five-year period. The agreement provides that the Company will purchase a minimum quantity of approximately 83 combines through May 2009, at a cost of approximately €6.7 million (or approximately $9.4 million).

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under the Company’s U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries the Company operates within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions in accordance with FIN 48. In addition, short-term obligations include amounts due to financial institutions related to sales of certain receivables that did not meet the off-balance sheet criteria under SFAS No. 140.

	Amount of Commitment Expiration Per Period
	2009	2010	2011	2012	2013	Thereafter	Total

Guarantees	$115.3	$7.8	$2.5	$1.3	$—	$—	$126.9

Off-Balance Sheet Arrangements

Guarantees

At December 31, 2008, the Company was obligated under certain circumstances to purchase through the year 2010 up to $3.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company guaranteed indebtedness owed to third parties of approximately $123.9 million, primarily related to dealer and end user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2012. The Company believes the credit risk associated with these guarantees is not material to its financial position. Losses under such guarantees have historically been insignificant. In addition, the Company would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2008, the Company had foreign currency contracts to buy an aggregate of approximately $419.0 million of United States dollar equivalents and foreign currency contracts to sell an aggregate of approximately $326.0 million United States dollar equivalents. The outstanding contracts as of December 31, 2008 range in maturity through December 2009 (Note 11).

From time to time, the Company sells certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of SFAS No. 140 and has determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.

Total lease expense under noncancelable operating leases was $45.3 million, $38.9 million and $37.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $13.9 million and $21.9 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2008 and 2007, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

In February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq by the Company and certain of its subsidiaries under the United Nations Oil for Food Program. Subsequently, the Company was contacted by the Department of Justice (“DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of the Company. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records. The Company is cooperating fully in these inquiries, including discussions regarding settlement. It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the outcome of this action or its impact, if any, on the Company; although if the outcome was adverse, the Company could be required to pay damages.

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2008, not including interest and penalties, was approximately 77.5 million Brazilian reias (or approximately $33.7 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is party to various other claims and lawsuits arising in the normal course of business. It is the opinion of management, after consultation with legal counsel, that those claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Related Party Transactions

Rabobank, a AAA rated financial institution based in The Netherlands, is a 51% owner in the Company’s retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and securitization facilities (Notes 4 and 7). The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil (Note 12). Prior to 2005, the Company’s joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, the Company made a $21.3 million investment in its retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to the Company’s other retail finance joint ventures and will result in the gradual elimination of the Company’s solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2008, the solvency requirement for the portfolio held by Rabobank was approximately $3.9 million.

The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. At December 31, 2008, the Company was obligated under certain circumstances to purchase through the year 2010 up to $3.0 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., its retail joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

The Company has an agreement to permit transferring, on an ongoing basis, the majority of its wholesale interest-bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd. The Company has a 49% ownership interest in these joint ventures. The transfer of the receivables is without recourse to the Company, and the Company continues to service the receivables. The Company does not maintain any direct retained interest in the receivables. No servicing asset or liability has been recorded as the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of the servicing of the receivables approximates servicing income. As of December 31, 2008 and 2007, the balance of interest-bearing receivables transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under this agreement was approximately $59.0 million and $73.3 million, respectively.

14.	Segment Reporting

The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years Ended December 31,	America	America	Middle East	Pacific	Consolidated

2008
Net sales	$1,794.3	$1,496.5	$4,905.4	$228.4	$8,424.6
Income from operations	8.6	134.2	517.1	28.3	688.2
Depreciation	26.8	20.0	77.8	2.8	127.4
Assets	685.0	489.2	1,751.0	86.6	3,011.8
Capital expenditures	31.4	25.1	194.7	0.1	251.3
2007
Net sales	$1,488.1	$1,090.6	$4,067.1	$182.3	$6,828.1
(Loss) income from operations	(35.7)	101.3	398.0	19.9	483.5
Depreciation	25.2	18.7	68.9	2.8	115.6
Assets	662.6	443.1	1,470.4	75.8	2,651.9
Capital expenditures	22.2	11.3	107.7	0.2	141.4
2006
Net sales	$1,283.8	$657.2	$3,334.4	$159.6	$5,435.0
(Loss) income from operations	(37.8)	45.2	279.4	20.3	307.1
Depreciation	24.3	16.4	55.4	2.5	98.6
Assets	678.4	342.2	1,283.7	79.5	2,383.8
Capital expenditures	17.7	11.2	99.7	0.5	129.1

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2008	2007	2006

Segment income from operations	$688.2	$483.5	$307.1
Corporate expenses	(71.9)	(48.1)	(45.4)
Stock compensation	(32.0)	(25.0)	(3.5)
Restructuring and other infrequent (expenses) income	(0.2)	2.3	(1.0)
Goodwill impairment charge	—	—	(171.4)
Amortization of intangibles	(19.1)	(17.9)	(16.9)

Consolidated income from operations	$565.0	$394.8	$68.9

Segment assets	$3,011.8	$2,651.9	$2,383.8
Cash and cash equivalents	512.2	582.4	401.1
Restricted cash	33.8	—	—
Receivables from affiliates	4.8	1.7	2.1
Investments in affiliates	275.1	284.6	191.6
Deferred tax assets, other current and noncurrent assets	353.2	395.7	335.9
Intangible assets, net	176.9	205.7	207.9
Goodwill	587.0	665.6	592.1

Consolidated total assets	$4,954.8	$4,787.6	$4,114.5

Net sales by customer location for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Net sales:
United States	$1,349.7	$1,173.8	$1,008.0
Canada	304.9	209.4	200.2
Germany	954.8	757.6	627.0
France	998.8	794.6	624.8
United Kingdom and Ireland	406.9	393.9	322.6
Finland and Scandinavia	896.9	797.4	657.5
Other Europe	1,472.8	1,140.0	857.6
South America	1,470.3	1,072.9	644.0
Middle East and Africa	175.2	183.6	245.0
Asia	66.8	65.2	58.6
Australia and New Zealand	161.6	117.1	101.0
Mexico, Central America and Caribbean	165.9	122.6	88.7

	$8,424.6	$6,828.1	$5,435.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by product for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Net sales:
Tractors	$5,620.7	$4,647.6	$3,634.7
Combines	481.8	319.9	214.0
Application equipment	363.8	296.8	266.8
Other machinery	909.8	680.2	566.7
Replacement parts	1,048.5	883.6	752.8

	$8,424.6	$6,828.1	$5,435.0

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2008 and 2007 was as follows (in millions):

	2008	2007

United States	$129.0	$122.1
Finland	206.8	216.1
Germany	237.0	219.9
Brazil	128.3	164.9
France	103.2	91.7
Other	89.3	47.8

	$893.6	$862.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. In assessing the effectiveness of the Company’s internal controls over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
February 27, 2009

Item 9B.	Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders which we intend to file in March 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Directors Continuing in Office” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and our Proxy Statement for the 2009 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth in Part I of this Form 10-K is incorporated herein by reference. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for Future
	to be Issued	Exercise Price	Issuance Under Equity
	upon Exercise	of Outstanding	Compensation Plans
	of Outstanding	Awards Under	(Excluding Securities Reflected
Plan Category	Awards Under the Plans	the Plans	in Column (a))

Equity compensation plans approved by security holders	1,915,559	$42.37	3,942,841
Equity compensation plans not approved by security holders	1,166	18.76	—

Total	1,916,725	$42.36	3,942,841

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item set forth in our 2009 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm for AGCO Corporation and its subsidiaries are presented under Item 8 of this Form 10-K.

(2) Financial Statement Schedules:

The following Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries are included herein and follow this report.

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

The Filings Referenced for
Exhibit		Incorporation by Reference are
Number	Description of Exhibit	Agco Corporation

3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	Filed herewith
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1; May 26, 2005, Registration Statement No. 333-125255, Exhibit 4.2
4.3	Indenture dated as of April 23, 2004	April 15, 2004, Form 8-K, Exhibit 4.1
4.5	Indenture dated as of December 4, 2006	December 4, 2006, Form 8-K, Exhibit 10.1
10.1	2006 Long Term Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.3
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.5
10.6	Form of Performance Share Award	March 31, 2006, Form 10-Q, Exhibit 10.6

The Filings Referenced for
Exhibit		Incorporation by Reference are
Number	Description of Exhibit	Agco Corporation

10.7	2001 Stock Option Plan*	March 31, 2001, Form 10-Q, Exhibit 10.2
10.8	1991 Stock Option Plan*	December 31, 1998, Form 10-K, Exhibit 10.8
10.9	Form of Stock Option Agreements*	Registration Statement #33-43437
10.10	Non-employee Director Stock Incentive Plan*	March 25, 2003, DEF 14A, Appendix A
10.11	Management Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.4
10.12	Executive Non-qualified Pension Plan*	June 30, 2008, Form 10-Q, Exhibit 10.2
10.13	Employment and Severance Agreement with Martin H. Richenhagen*	June 30, 2008, Form 10-Q, Exhibit 10.8
10.14	Employment and Severance Agreement with Andrew H. Beck	June 30, 2008, Form 10-Q, Exhibit 10.5
10.15	Employment and Severance Agreement with Andre M. Carioba	Filed herewith
10.16	Employment and Severance Agreement with Gary L. Collar	June 30, 2008, Form 10-Q, Exhibit 10.6
10.17	Employment and Severance Agreement with Robert B. Crain*	Filed herewith
10.18	Consulting Agreement with Stephen D. Lupton	August 2, 2007, Form 8-K, Exhibit 10.1
10.19	Consulting Agreement with Norman L. Boyd	Filed herewith
10.20	Receivables Purchase Agreement dated as of January 27, 2000	December 31, 1999, Form 10-K, Exhibit 10.12 March 31, 2004, Form 10-Q, Exhibit 10.2; Filed herewith
10.21	Credit Agreement dated as of May 16, 2008	May 22, 2008, Form 8-K, Exhibit 10.1
10.22	Canadian Receivables Purchase Agreement dated as of June 26, 2001	June 30, 2001, Form 10-Q, Exhibit 10.1 March 31, 2004, Form 10-Q, Exhibit 10.3; Filed herewith
10.23	European Receivables Transfer Agreement	September 30, 2006, Form 10-Q, Exhibit 10.1
10.24	Current Director Compensation	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.0	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President
and Chief Executive Officer

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN RICHENHAGEN Martin Richenhagen	Chairman, President and Chief Executive Officer	February 27, 2009

/s/ ANDREW H. BECK Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

/s/ P. GEORGE BENSON * P. George Benson	Director	February 27, 2009

/s/ HERMAN CAIN * Herman Cain	Director	February 27, 2009

/s/ WOLFGANG DEML * Wolfgang Deml	Director	February 27, 2009

/s/ FRANCISCO R. GROS * Francisco R. Gros	Director	February 27, 2009

/s/ GERALD B. JOHANNESON * Gerald B. Johanneson	Director	February 27, 2009

/s/ GEORGE E. MINNICH * George E. Minnich	Director	February 27, 2009

/s/ CURTIS E. MOLL * Curtis E. Moll	Director	February 27, 2009

/s/ DAVID E. MOMOT * David E. Momot	Director	February 27, 2009

Signature		Title	Date

/s/ GERALD L. SHAHEEN * Gerald L. Shaheen		Director	February 27, 2009

/s/ HENDRIKUS VISSER * Hendrikus Visser		Director	February 27, 2009

*By:	/s/ ANDREW H. BECK Andrew H. Beck Attorney-in-Fact		February 27, 2009

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2008

II-1

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
	Balance at		Charged to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period

Year ended December 31, 2008
Allowances for sales incentive discounts	$107.9	$—	$193.9	$(176.7)	$—	$125.1

Year ended December 31, 2007
Allowances for sales incentive discounts	$82.6	$—	$186.9	$(161.6)	$—	$107.9

Year ended December 31, 2006
Allowances for sales incentive discounts	$92.1	$—	$123.3	$(132.8)	$—	$82.6

		Additions
			Charged
	Balance at		(Credited) to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period

Year ended December 31, 2008
Allowances for doubtful accounts	$34.5	$—	$2.1	$(3.5)	$(5.0)	$28.1

Year ended December 31, 2007
Allowances for doubtful accounts	$37.7	$0.2	$(0.5)	$(5.4)	$2.5	$34.5

Year ended December 31, 2006
Allowances for doubtful accounts	$40.6	$—	$1.5	$(7.2)	$2.8	$37.7

		Additions
	Balance at	Charged to			Foreign
	Beginning	Costs and	Reversal of		Currency	Balance at
Description	of Period	Expenses	Accrual	Deductions	Translation	End of Period

Year ended December 31, 2008
Accruals of severance, relocation and other integration costs	$0.9	$0.2	$(0.4)	$(0.7)	$—	$—

Year ended December 31, 2007
Accruals of severance, relocation and other integration costs	$1.1	$0.9	$—	$(1.2)	$0.1	$0.9

Year ended December 31, 2006
Accruals of severance, relocation and other integration costs	$0.8	$1.0	$—	$(0.7)	$—	$1.1

		Additions
	Balance at		Charged to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses*	Deductions	Translation	End of Period

Year ended December 31, 2008
Deferred tax valuation allowance	$315.3	$—	$9.0	$—	$(7.7)	$316.6

Year ended December 31, 2007
Deferred tax valuation allowance	$291.4	$—	$15.3	$—	$8.6	$315.3

Year ended December 31, 2006
Deferred tax valuation allowance	$252.8	$(3.8)	$37.7	$—	$4.7	$291.4

*	Amounts charged through other comprehensive income (loss) during the years ended December 31, 2008, 2007 and 2006 were $7.7 million, $(2.1) million and $1.0 million, respectively.

II-2