Form 10-Q
period 2009-03-31
AGCO CORP /DE
filed 2009-05-08
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended March 31, 2009
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
     AGCO Corporation is not yet required to submit electronically and post on its corporate web site Interactive Data Files required to be submitted and posted pursuant to Rule 405 of regulation S-T.
     As of April 30, 2009, AGCO Corporation had 92,433,466 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except shares)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$96.3	$512.2
Restricted cash	21.1	33.8
Accounts and notes receivable, net	818.6	815.6
Inventories, net	1,585.7	1,389.9
Deferred tax assets	52.8	56.6
Other current assets	193.0	197.1

Total current assets	2,767.5	3,005.2
Property, plant and equipment, net	798.7	811.1
Investment in affiliates	274.0	275.1
Deferred tax assets	23.4	29.9
Other assets	72.2	69.6
Intangible assets, net	168.7	176.9
Goodwill	561.8	587.0

Total assets	$4,666.3	$4,954.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$0.1
Accounts payable	828.7	1,027.1
Accrued expenses	707.9	799.8
Other current liabilities	175.9	151.5

Total current liabilities	1,712.5	1,978.5
Long-term debt, less current portion	614.3	625.0
Pensions and postretirement health care benefits	167.9	173.6
Deferred tax liabilities	101.3	108.1
Other noncurrent liabilities	45.2	49.6

Total liabilities	2,641.2	2,934.8

Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2009 and 2008	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 92,372,042 and 91,844,193 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	0.9	0.9
Additional paid-in capital	1,068.5	1,067.4
Retained earnings	1,415.8	1,382.1
Accumulated other comprehensive loss	(466.9)	(436.1)

Total AGCO Corporation stockholders’ equity	2,018.3	2,014.3

Noncontrolling interests	6.8	5.7

Total equity	2,025.1	2,020.0

Total liabilities and stockholders’ equity	$4,666.3	$4,954.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$1,579.0	$1,786.6
Cost of goods sold	1,306.7	1,471.4

Gross profit	272.3	315.2

Selling, general and administrative expenses	161.6	170.6
Engineering expenses	48.0	45.4
Restructuring and other infrequent expenses	—	0.1
Amortization of intangibles	4.1	4.9

Income from operations	58.6	94.2

Interest expense, net	11.7	8.6
Other expense, net	6.5	6.0

Income before income taxes and equity in net earnings of affiliates	40.4	79.6

Income tax provision	14.4	29.8

Income before equity in net earnings of affiliates	26.0	49.8

Equity in net earnings of affiliates	8.3	9.0

Net income	34.3	58.8

Net income attributable to noncontrolling interests	(0.6)	—

Net income attributable to AGCO Corporation and subsidiaries	$33.7	$58.8

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.37	$0.64

Diluted	$0.36	$0.59

Weighted average number of common and common equivalent shares outstanding:
Basic	91.9	91.6

Diluted	92.4	99.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to AGCO Corporation and subsidiaries	$33.7	$58.8

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	28.1	31.0
Deferred debt issuance cost amortization	0.7	1.0
Amortization of intangibles	4.1	4.9
Amortization of debt discount	3.7	3.5
Stock compensation	6.4	6.6
Equity in net earnings of affiliates, net of cash received	(4.6)	(5.3)
Deferred income tax provision	(4.3)	3.4
Gain on sale of property, plant and equipment	(0.2)	(0.1)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(14.1)	(66.2)
Inventories, net	(233.1)	(309.9)
Other current and noncurrent assets	(16.0)	(19.1)
Accounts payable	(169.6)	47.6
Accrued expenses	(61.1)	(29.3)
Other current and noncurrent liabilities	(20.2)	(9.0)

Total adjustments	(480.2)	(340.9)

Net cash used in operating activities	(446.5)	(282.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(48.5)	(45.9)
Proceeds from sale of property, plant and equipment	0.4	0.2
Investments in unconsolidated affiliates	—	(0.2)
Restricted cash and other	12.6	—

Net cash used in investing activities	(35.5)	(45.9)

Cash flows from financing activities:
Proceeds from (repayment of) debt obligations, net	58.9	(2.7)
Proceeds from issuance of common stock	—	0.1
Payment of minimum tax withholdings on stock compensation	(4.4)	(2.4)
Investments by noncontrolling interests	1.3	—

Net cash provided by (used in) financing activities	55.8	(5.0)

Effect of exchange rate changes on cash and cash equivalents	10.3	1.1

Decrease in cash and cash equivalents	(415.9)	(331.9)
Cash and cash equivalents, beginning of period	512.2	582.4

Cash and cash equivalents, end of period	$96.3	$250.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for interim periods are not necessarily indicative of the results for the year.
Recent Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (“FASB”) affirmed FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the disclosure requirements for its fiscal year ended December 31, 2009.
     In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“FSP APB 14-1”).  The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion” (“EITF Issue No. 90-19”), be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). The adoption of the FSP on January 1, 2009 impacted the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the lives of the convertible notes. The adoption of the FSP also resulted in a significant increase in interest expense and, therefore, reduced net income and basic and diluted earnings per share within the Company’s Condensed Consolidated Statements of Operations. On January 1, 2009, the Company reduced its “Retained earnings” and convertible senior subordinated notes balance included within “Long-term debt” by approximately $37.2 million and $57.0 million, respectively, and increased its “Additional paid-in capital” balance by approximately $94.2 million. Due to a tax valuation allowance established in the United States, there was no deferred tax impact upon adoption. In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated to reflect the adoption of the standard.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R also requires the fair value measurement of certain other assets and liabilities related to the acquisition, such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in a company’s consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on a company’s consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted SFAS No. 141R and SFAS No. 160 on January 1, 2009 (Note 2).
2. JOINT VENTURES
     The Company has analyzed the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of two of its joint ventures, GIMA and AGCO CTP Holding BV.
     GIMA is a joint venture between AGCO and Claas Tractor SAS to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership interest in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. In analyzing the provisions of FIN 46R, the Company determined that it was the primary beneficiary of the joint venture due to the fact that the Company purchases a majority of the production output, and thus absorbs a majority of the gains or losses associated with the joint venture.
     AGCO CTP Holding B.V. was established in the first quarter of 2009 between AGCO and Agromash Holding B.V. to cooperate in the field of the design and manufacturing of engines for the Russian market. Each party has a 50% ownership interest in the joint venture and has an investment of approximately € 1.0 million in the joint venture. The Company will sell engines to the joint venture which in turn will be purchased by Agromash Holding. In analyzing the provisions of FIN 46R, the Company determined that it was the primary beneficiary.
     The Company adopted the provisions of SFAS No.160 on January 1, 2009 and thus reclassified the noncontrolling interest related to GIMA of approximately $6.0 million as of January 1, 2009 from “Other noncurrent liabilities” to a component of equity within the Company’s Condensed Consolidated Financial Statements. Refer to Note 11 for further details of the Company’s other comprehensive income (loss) attributable to AGCO Corporation and the noncontrolling interests discussed above.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

3. STOCK COMPENSATION PLANS
     During the three months ended March 31, 2009 and 2008, the Company recorded approximately $6.4 million and $6.6 million, respectively, of stock compensation expense in accordance with SFAS No. 123R (Revised 2004), “Share-Based Payment.” The stock compensation expense was recorded as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Cost of goods sold	$0.5	$0.2
Selling, general and administrative expenses	5.9	6.4

Total stock compensation expense	$6.4	$6.6

     Stock Incentive Plans
     Under the 2006 Long Term Incentive Plan (the “2006 Plan”) up to 5.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company. The Company’s Board of Directors approved the grants of awards under the employee and director stock incentive plans described below.
     Employee Plans
     The 2006 Plan encompasses two stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The stock awards are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The 2006 Plan provides for participants to earn from 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the performance share plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Compensation expense recorded with respect to these awards was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2009 and 2008 was $21.45 and $57.03, respectively.
     During the three months ended March 31, 2009, the Company granted 1,222,000 awards for the three-year performance period commencing in 2009 and ending in 2011 assuming the maximum target level of performance is achieved. Performance award transactions during the three months ended March 31, 2009 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Shares awarded but not earned at January 1	1,446,168
Shares awarded	1,222,000
Shares forfeited or unearned	(31,712)
Shares earned	—

Shares awarded but not earned at March 31	2,636,456

     As of March 31, 2009, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $37.7 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     On December 6, 2007, the Board of Directors of the Company approved two retention-based restricted stock awards of $2,000,000 each to the Company’s Chairman, President and Chief Executive Officer. The first award was granted on December 6, 2007 and totaled 28,839 shares of the Company’s common stock that will vest over a five-year period at the rate of 25% at the end of the third year, 25% at the end of the fourth year, and 50% at the end of the fifth year. The second award was granted on December 5, 2008, and totaled 99,010 shares of the Company’s common stock that will vest over a four-year period at the rate of 25% at the end of the second year, 25% at the end of the third year, and 50% at the end of the fourth year. Vesting is subject to the executive’s continued employment by the Company through the date of vesting, except under certain circumstances such as a change in control. The Company is recognizing stock compensation expense ratably over the vesting period for each grant.
     In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock settled stock appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. The SSARs have a base price equal to the price of the Company’s common stock on the date of grant. During the three months ended March 31, 2009, the Company granted 295,000 SSARs. During the three months ended March 31, 2009 and 2008, the Company recorded stock compensation expense of approximately $0.5 million and $0.4 million, respectively, associated with SSAR awards. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the three months ended March 31, 2009 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs under the 2006 Plan since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three months ended March 31, 2009 and 2008:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended March 31,
	2009	2008
Weighted average grant date fair value	$7.39	$17.89

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	1.6%	2.6%
Expected volatility	45.2%	38.0%
Expected dividend yield	—	—
     SSAR transactions during the three months ended March 31, 2009 were as follows:

SSARs outstanding at January 1	415,791
SSARs granted	295,000
SSARs exercised	—
SSARs canceled or forfeited	(6,750)

SSARs outstanding at March 31	704,041

SSAR price ranges per share:
Granted	$21.45
Exercised	—
Canceled or forfeited	23.80-56.98

Weighted average SSAR exercise prices per share:
Granted	$21.45
Exercised	—
Canceled or forfeited	32.52
Outstanding at March 31	31.09
     At March 31, 2009, the weighted average remaining contractual life of SSARs outstanding was approximately six years and there were 150,413 SSARs currently exercisable with exercise prices ranging from $21.45 to $56.98, with a weighted average exercise price of $36.53 and an aggregate intrinsic value of less than $0.1 million. As of March 31, 2009, the total compensation cost related to unvested SSARs not yet recognized was approximately $5.4 million, and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	March 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2009	Price

$21.45 – $24.61	422,250	6.0	$22.17	46,375	$23.65
$26.00 – $37.38	177,453	4.9	$37.14	78,063	$37.38
$51.82 – $66.20	104,338	5.8	$56.92	25,975	$56.98

	704,041			150,413

     The total fair value of SSARs vested during the three months ended March 31, 2009 was $1.2 million. There were 553,628 SSARs that were not vested as of March 31, 2009. The total intrinsic value of outstanding SSARs as of March 31, 2009 was less than $0.1 million.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Director Restricted Stock Grants
     The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The April 24, 2008 grant equated to 11,320 shares of common stock, of which 8,608 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.8 million during the three months ended June 30, 2008 associated with these grants. The 2009 grant was made on April 23, 2009 and equated to 38,130 shares of common stock, of which 26,388 shares of common stock were issued, after shares were withheld for withholding taxes. The Company will record stock compensation expense of approximately $0.9 million during the three months ended June 30, 2009 associated with these grants.
     As of March 31, 2009, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.8 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
     Stock Option Plan
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the three months ended March 31, 2009 were as follows:

Options outstanding at January 1	53,600
Options granted	—
Options exercised	(1,000)
Options canceled or forfeited	—

Options outstanding at March 31	52,600

Options available for grant at March 31	1,935,437

Option price ranges per share:
Granted	$—
Exercised	11.00
Canceled or forfeited	—

Weighted average option exercise prices per share:
Granted	$—
Exercised	11.00
Canceled or forfeited	—
Outstanding at March 31	14.82
     At March 31, 2009, the outstanding options had a weighted average remaining contractual life of approximately two years and there were 52,600 options currently exercisable with option prices ranging from $10.06 to $20.85 with a weighted average exercise price of $14.82 and an aggregate intrinsic value of approximately $0.3 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Options Outstanding and Exercisable
	as of March 31, 2009
		Weighted Average	Weighted
		Remaining	Average
	Number of	Contractual Life	Exercise
Range of Exercise Prices	Shares	(Years)	Price

$10.06 – $11.63	13,900	1.6	$11.51
$15.12 – $20.85	38,700	2.7	$16.01

	52,600

     The total intrinsic value of options exercised during the three months ended March 31, 2009 was less than $0.1 million. Cash received from stock option exercises was less than $0.1 million for the three months ended March 31, 2009. The Company realized an insignificant tax benefit from the exercise of these options.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2009 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2008	$33.2	$88.4	$52.9	$174.5
Foreign currency translation	—	(2.3)	(2.6)	(4.9)

Balance as of March 31, 2009	$33.2	$86.1	$50.3	$169.6

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2008	$8.4	$45.4	$38.2	$92.0
Amortization expense	0.2	2.1	1.8	4.1
Foreign currency translation	—	(1.0)	(2.0)	(3.0)

Balance as of March 31, 2009	$8.6	$46.5	$38.0	$93.1

Trademarks
and
Tradenames
Unamortized intangible assets:
Balance as of December 31, 2008	$94.4
Foreign currency translation	(2.2)

Balance as of March 31, 2009	$92.2

     Changes in the carrying amount of goodwill during the three months ended March 31, 2009 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2008	$3.1	$141.6	$442.3	$587.0
Adjustments related to income taxes	—	—	(2.2)	(2.2)
Foreign currency translation	—	(0.5)	(22.5)	(23.0)

Balance as of March 31, 2009	$3.1	$141.1	$417.6	$561.8

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
     During the three months ended March 31, 2009, the Company reduced goodwill by approximately $2.2 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from the Valtra acquisition.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

5. INDEBTEDNESS
     Indebtedness consisted of the following at March 31, 2009 and December 31, 2008 (in millions):

	March 31,	December 31,
	2009	2008
6 7/8% Senior subordinated notes due 2014	$265.0	$279.4
1 3/4% Convertible senior subordinated notes due 2033	187.2	185.3
1 1/4% Convertible senior subordinated notes due 2036	162.0	160.3
Other long-term debt	0.1	0.1

	614.3	625.1
Less: Current portion of long-term debt	—	(0.1)

Total indebtedness, less current portion	$614.3	$625.0

     The Company’s $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033 were exchanged and issued in June 2005 and provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes.
     The Company’s $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 issued in December 2006 provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes.
     In May 2008, the FASB issued FSP APB 14-1. The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under EITF Issue No. 90-19, be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154. The adoption of the FSP on January 1, 2009 impacted the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the lives of the convertible notes. The adoption of the FSP also resulted in a significant increase in interest expense and, therefore, reduced net income and basic and diluted earnings per share within the Company’s Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Due to a tax valuation allowance established in the United States, there was no deferred tax impact upon adoption. In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated and resulted in an adjustment of the following amounts (in millions, except per share amounts):

	As
Condensed Consolidated Balance Sheet	previously
as of December 31, 2008	Reported	Adjustment	As adjusted
Long-term debt, less current portion	$682.0	$(57.0)	$625.0
Additional paid-in capital	$973.2	$94.2	$1,067.4
Retained earnings	$1,419.3	$(37.2)	$1,382.1

Condensed Consolidated Statement of Operations for the three months ended March 31, 2008

Interest expense	$5.1	$3.5	$8.6
Net income attributable to AGCO and subsidiaries	$62.3	$(3.5)	$58.8

Net income per common share attributable to AGCO and subsidiaries:
Basic	$0.68	$(0.04)	$0.64
Diluted	$0.63	$(0.04)	$0.59
     The following table sets forth the carrying amount of the equity component, the carrying amount of liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes as of March 31, 2009 and December 31, 2008 (in millions):

	March 31,	December 31,
	2009	2008
1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$39.9	$39.9

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(14.1)	(16.0)

Net carrying amount	$187.2	$185.3

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(39.3)	(41.0)

Net carrying amount	$162.0	$160.3

     The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes for the three months ended March 31, 2009 and 2008 was 6.1% for both notes. Interest expense of approximately $2.8 million and $2.7 million was recognized during the three months ended March 31, 2009 and 2008, respectively, relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes. Interest expense of approximately $2.4 million and $2.3 million was recognized during the three months ended March 31, 2009 and 2008, respectively, relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 1/4% convertible senior subordinated notes. The unamortized discount for the 1 3/4% convertible senior

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

subordinated notes and the 1 1/4% convertible senior subordinated notes will be amortized through December 2010 and December 2013, respectively, as these are the earliest dates the notes holders can require the Company to repurchase the notes.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and 1 1/4% convertible senior subordinated notes due 2036 may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds, respectively, 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes, for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of March 31, 2009 and December 31, 2008, the closing sales price of the Company’s common stock did not exceed 120% of the conversion price of either note for at least 20 trading days in the 30 consecutive trading days ending March 31, 2009 and December 31, 2008, and, therefore, the Company classified both notes as long-term debt. Future classification of the notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters.
     The Company is selling certain export accounts receivables in Brazil to various financial institutions under a special export financing program.  These facilities do not meet the criteria for off balance sheet treatment in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”). The amounts received and outstanding from these facilities as of March 31, 2009 and December 31, 2008 were approximately $100.9 million and $42.4 million, respectively, and are included in “Other current liabilities” within the Company’s Condensed Consolidated Balance Sheets.
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
     Inventories at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008
Finished goods	$732.7	$484.9
Repair and replacement parts	399.3	396.1
Work in process	117.9	130.5
Raw materials	335.8	378.4

Inventories, net	$1,585.7	$1,389.9

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

7. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended March 31, 2009 and 2008 consisted of the following (in millions):

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$183.4	$167.1
Accruals for warranties issued during the period	31.0	42.7
Settlements made (in cash or in kind) during the period	(29.1)	(30.3)
Foreign currency translation	(6.2)	9.2

Balance at March 31	$179.1	$188.7

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $160.2 million and $164.3 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008, respectively. Approximately $18.9 million and $19.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008, respectively.
8. NET INCOME PER COMMON SHARE
     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.
     The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 is as follows (in millions, except per share data):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended March 31,
	2009	2008
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$33.7	$58.8

Weighted average number of common shares outstanding	91.9	91.6

Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.37	$0.64

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries for purposes of computing diluted net income per share	$33.7	$58.8

Weighted average number of common shares outstanding	91.9	91.6
Dilutive stock options, performance share awards and restricted stock awards	0.5	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	7.4

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	92.4	99.3

Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.36	$0.59

     There were SSARs to purchase 0.7 million shares for the three months ended March 31, 2009 that were excluded from the calculation of diluted earnings per share because the SSARs had an antidilutive impact.
9. INCOME TAXES
       At March 31, 2009 and December 31, 2008, the Company had approximately $20.6 million and $20.1 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized.  As of March 31, 2009 and December 31, 2008, the Company had approximately $9.1 million and $7.6 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  As of March 31, 2009 and December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.9 million and $1.8 million, respectively.
     The tax years 2002 through 2008 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” All derivatives are recognized on the Company’s Condensed Consolidated Balance Sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument.
     The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.
Foreign Currency Risk
     The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real, and the Canadian dollar in relation to the United States dollar and the Euro in relation to the British pound.
     The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency option and forward contracts. The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. When practical, the translation impact is reduced by financing local operations with local borrowings.
     The Company uses foreign currency forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivatives instruments.
     The foreign currency option and forward contracts’ fair value measurements fall within the Level 2 fair value hierarchy under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.
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
Cash Flow Hedges
     During 2009 and 2008, the Company designated certain foreign currency option and forward contracts as cash flow hedges of forecasted purchases and sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related purchase or sale transactions. There was no ineffective portion of outstanding derivatives as of March 31, 2009. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the three months ended March 31, 2009 and 2008 was approximately ($8.7) million and $3.8 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2009 range in maturity through December 2009.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the three months ended March 31, 2009 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net losses as of December 31, 2008	$(54.1)	$(17.4)	$(36.7)
Net changes in fair value of derivatives	6.9	3.6	3.3
Net losses reclassified from accumulated other comprehensive income (loss) into income	11.1	2.4	8.7

Accumulated derivative net losses as of March 31, 2009	$(36.1)	$(11.4)	$(24.7)

     As of March 31, 2009, the Company had outstanding foreign exchange contracts with a notional amount of approximately $227.2 million that were entered into to hedge forecasted purchase and sale transactions.
Derivative Transactions Not Designated as Hedging Instruments under SFAS No. 133
     During 2009 and 2008, the Company entered into forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts were not designated as hedging instruments under SFAS No. 133, and were classified as non-designated derivative instruments.
     As of March 31, 2009, the Company had outstanding foreign exchange forward contracts with a notional amount of approximately $608.1 million that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments and changes in the fair value of these contracts are reported in other expense, net. For the three months ended March 31, 2009, the Company recorded a net loss of approximately $54.6 million related to these forward contracts. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.
     The table below sets forth the fair value of derivative instruments as of March 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	As of March 31, 2009		As of March 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$32.0

Derivative instruments not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	13.9	Other current liabilities	7.4

Total derivative instruments		$13.9		$39.4

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Counterparty Risk
     The Company has not generally required collateral from counterparties, nor has the Company historically been asked to post collateral with respect to hedging transactions, with the following exception. During 2009 and 2008, the Company deposited cash with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of March 31, 2009 and December 31, 2008, the amount deposited was approximately $21.1 million and $33.8 million, respectively, and was classified as “Restricted cash” in the Company’s Condensed Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.
     The Company does not have any agreements with contingent features which require the Company to post collateral if there is a change in the credit rating of the Company by the credit rating agencies.
     The Company monitors the counterparty risk and credit ratings of all the counterparties regularly. The Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. If the Company perceives any risk with the counterparties, then the Company would cease to do business with the counterparty. There have been no negative impacts to the Company from any non performance from any counterparties.
11. CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the changes in equity attributed to AGCO Corporation and noncontrolling interests as of March 31, 2009 (in millions):

	AGCO Corporation and subsidiaries
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2008	$0.9	$1,067.4	$1,382.1	$(436.1)	$5.7	$2,020.0
Stock compensation	—	6.4	—	—	—	6.4
Issuance of performance award stock	—	(5.3)	—	—	—	(5.3)
Investments by noncontrolling interests	—	—	—	—	1.3	1.3
Comprehensive income (loss):
Net income	—	—	33.7	—	0.6	34.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(44.5)	(0.8)	(45.3)
Defined benefit pension plans	—	—	—	1.0	—	1.0
Unrealized gain on derivatives	—	—	—	12.0	—	12.0
Unrealized gain on derivatives held by affiliates	—	—	—	0.7	—	0.7

Balance, March 31, 2009	$0.9	$1,068.5	$1,415.8	$(466.9)	$6.8	$2,025.1

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interests
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$33.7	$58.8	$0.6	$—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(44.5)	80.1	(0.8)	0.5
Defined benefit pension plans	1.0	1.3	—	—
Unrealized gain on derivatives	12.0	3.0	—	—
Unrealized gain (loss) on derivatives held by affiliates	0.7	(1.5)	—	—

Total comprehensive income (loss)	$2.9	$141.7	$(0.2)	$0.5

12. ACCOUNTS RECEIVABLE SECURITIZATION
     At March 31, 2009, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $482.5 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose U.S. subsidiary or a qualifying special purpose entity (“QSPE”) in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose U.S. subsidiary in accordance with SFAS No. 140 and FIN No. 46R. Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and, thus, consolidation by the Company is not appropriate under FIN 46R, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $477.5 million at March 31, 2009 and $483.2 million at December 31, 2008. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $5.0 million and $6.2 million for the three months ended March 31, 2009 and 2008, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
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
     The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At March 31, 2009 and December 31, 2008, the fair value of the retained interest was approximately $144.3 million and $81.4 million, respectively. The retained interest fair value measurement falls within

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

the Level 3 fair value hierarchy under SFAS No. 157. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. The fair value was based upon calculating the estimated present value of the retained interest using a discount rate representing a spread over LIBOR and other key assumptions, such as historical collection experience. The following table summarizes the activity with respect to the fair value of the Company’s retained interest in receivables sold during the three months ended March 31, 2009 (in millions):

Balance at December 31, 2008	$81.4
Realized losses	(0.8)
Purchases, issuances and settlements	63.7

Balance at March 31, 2009	$144.3

13. EMPLOYEE BENEFIT PLANS
     The Company has defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Switzerland, Finland, Norway, France, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil, as well as a supplemental executive retirement plan, which is an unfunded plan that provides Company executives with retirement income for a period of ten years after retirement.
     Net pension and postretirement costs for the plans for the three months ended March 31, 2009 and 2008 are set forth below (in millions):

	Three Months Ended
	March 31,
Pension benefits	2009	2008
Service cost	$2.5	$3.0
Interest cost	8.9	11.3
Expected return on plan assets	(6.9)	(11.3)
Amortization of net actuarial loss and prior service cost	1.3	1.4

Net pension cost	$5.8	$4.4

Postretirement benefits	2009	2008
Interest cost	$0.4	$0.3
Amortization of prior service cost	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Net postretirement cost	$0.4	$0.3

     During the three months ended March 31, 2009, approximately $6.4 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2009 to its defined benefit pension plans will aggregate approximately $25.6 million. During the three months ended March 31, 2009, the Company made approximately $0.5 million of

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.0 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2009.
14. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2009 and 2008 and assets as of March 31, 2009 and December 31, 2008 are as follows (in millions):

Three Months Ended	North	South	Europe/Africa/ Middle	Asia/
March 31,	America	America	East	Pacific	Consolidated
2009
Net sales	$393.3	$179.5	$965.9	$40.3	$1,579.0
Income from operations	5.2	5.4	77.7	2.4	90.7
Depreciation	6.2	3.2	18.1	0.6	28.1
Capital expenditures	7.2	9.7	31.6	—	48.5

2008
Net sales	$367.7	$321.4	$1,045.5	$52.0	$1,786.6
(Loss) income from operations	(13.0)	34.4	97.4	5.8	124.6
Depreciation	6.8	5.2	18.2	0.8	31.0
Capital expenditures	5.3	1.5	39.1	—	45.9

Assets
As of March 31, 2009	$825.6	$506.7	$1,758.1	$100.5	$3,190.9
As of December 31, 2008	685.0	489.2	1,751.0	86.6	3,011.8
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Segment income from operations	$90.7	$124.6
Corporate expenses	(22.1)	(19.0)
Stock compensation expenses	(5.9)	(6.4)
Restructuring and other infrequent expense	—	(0.1)
Amortization of intangibles	(4.1)	(4.9)

Consolidated income from operations	$58.6	$94.2

	As of	As of
	March 31,	December 31,
	2009	2008
Segment assets	$3,190.9	$3,011.8
Cash and cash equivalents	96.3	512.2
Restricted cash	21.1	33.8
Receivables from affiliates	12.1	4.8
Investments in affiliates	274.0	275.1
Deferred tax assets	76.2	86.5
Other current and noncurrent assets	265.2	266.7
Intangible assets, net	168.7	176.9
Goodwill	561.8	587.0

Consolidated total assets	$4,666.3	$4,954.8

15. COMMITMENTS AND CONTINGENCIES
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $11.4 million and $13.9 million against its outstanding balance of Brazilian VAT taxes receivable as of March 31, 2009 and December 31, 2008, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2008, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq by the Company and certain of its subsidiaries under the United Nations Oil for Food Program.  Subsequently, the Company was contacted by the Department of Justice (“DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ.  Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of the Company.  The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002.  The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records.  The Company is cooperating fully in these inquiries, including discussions regarding settlement.  It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries.  The amount of the tax disallowance through March 31, 2009, not including interest and penalties, was approximately 84.0 million Brazilian reais (or approximately $36.2 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions.  The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil.  The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid.  However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
     The Company is a party to various other legal claims and actions incidental to its business.  The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.

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
RESULTS OF OPERATIONS
     For the first quarter of 2009, we generated net income of $33.7 million, or $0.36 per share, compared to net income of $58.8 million, or $0.59 per share, for the same period in 2008.
     Net sales during the first quarter of 2009 were $1,579.0 million, which were approximately 11.6% lower than the first quarter of 2008. The decrease was primarily due to the unfavorable impact of currency translation.
     First quarter 2009 income from operations was $58.6 million compared to $94.2 million in the first quarter of 2008. The decrease in income from operations during the first quarter of 2009 was primarily due to lower margins, unfavorable currency translation impacts and higher levels of engineering expenses.
     Income from operations decreased in our Europe/Africa/Middle East region in the first quarter of 2009 compared to the first quarter of 2008 primarily due to lower gross margins, unfavorable currency translation impacts and increased engineering expenses. In the South America region, income from operations decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to significantly lower sales in Brazil and Argentina, unfavorable currency translation impacts and a shift in sales mix from higher horsepower tractors to lower horsepower tractors in Brazil. Income from operations in North America was higher in the first quarter of 2009 compared to the first quarter of 2008 primarily due to increased sales, expense control initiatives and improved profitability of our sprayer operations. Income from operations in our Asia/Pacific region decreased in the first quarter of 2009 compared to the first quarter of 2008 due to decreased sales and unfavorable currency translation impacts.
Retail Sales
     In North America, industry unit retail sales of tractors for the first quarter of 2009 decreased approximately 20% compared to the first quarter of 2008 resulting from decreases in industry unit retail sales of the compact, utility and high horsepower tractors. Weakened general economic conditions have significantly reduced demand for compact and utility tractors that are more often used in non-farming applications. Industry unit retail sales of combines for the first quarter of 2009 were approximately 33% higher than the prior year period. Our North American unit retail sales of tractors and combines were lower in the first quarter of 2009 compared to the first quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     In Europe, industry unit retail sales of tractors for the first quarter of 2009 decreased approximately 8% compared to the first quarter of 2008. Retail demand improved in France, Germany and the United Kingdom, but declined in Central and Eastern Europe, Russia and Spain. The tightened credit environment, especially in the markets of Eastern Europe and Russia, contributed to decreased industry demand. Our European unit retail sales of tractors for the first quarter of 2009 were lower when compared to the first quarter of 2008.
     South American industry unit retail sales of tractors in the first quarter of 2009 decreased approximately 19% over the prior year period. Industry unit retail sales of combines for the first quarter of 2009 were approximately 44% lower than the prior year period. Industry unit retail sales of tractors in the major market of Brazil increased approximately 3% during the first quarter of 2009 compared to the same period in 2008. In January 2009, the Brazilian government initiated a special financing program for small tractors. The new program increased small tractor sales which offset declines in sales of high horsepower tractors in the professional farming segment. Industry unit retail sales of tractors in Argentina decreased approximately 60% during the first quarter of 2009 compared to the prior year period. Dry weather conditions and limited credit availability in South America contributed to the overall decrease in South American industry demand. Our South American unit retail sales of tractors and combines were lower in the first quarter of 2009 compared to the same period in 2008.
     Outside of North America, Europe and South America, our net sales for the first quarter of 2009 increased approximately 3.5% compared to the prior year period due to higher sales in Africa partially offset by lower sales in the Middle East.
STATEMENTS OF OPERATIONS
     Net sales for the first quarter of 2009 were $1,579.0 million compared to $1,786.6 million for the same period in 2008. Foreign currency translation negatively impacted net sales by approximately $259.2 million, or 14.5%, in the first quarter of 2009. Excluding the negative impact of currency translation, net sales increased approximately 2.9%. Sales growth in our North American and Europe/Africa/Middle East regions was largely offset by a significant decline in sales in our South America region. Excluding the impact of currency translation during the first quarter of 2009, as shown below, net sales grew approximately 12.7% in the North American region and approximately 8.7 % in the Europe/Africa/Middle East region. The growth in the North America and Europe/Africa/Middle East regions was the result of deliveries from a strong year end 2008 order backlog. Subsequent to 2008 year end, our order backlog around the world declined throughout the first quarter of 2009 due to weakening worldwide industry demand. The following table sets forth, for the three months ended March 31, 2009 and 2008, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	March 31,		Change		translation
	2009	2008	$	%	$	%
North America	$393.3	$367.7	$25.6	6.9%	$(21.2)	(5.8)%
South America	179.5	321.4	(141.9)	(44.2)%	(56.5)	(17.6)%
Europe/Africa/ Middle East	965.9	1,045.5	(79.6)	(7.6)%	(170.7)	(16.3)%
Asia/Pacific	40.3	52.0	(11.7)	(22.6)%	(10.8)	(20.8)%

	$1,579.0	$1,786.6	$(207.6)	(11.6)%	$(259.2)	(14.5)%

     Regionally, net sales in North America increased during the first quarter of 2009 compared to the same period in 2008 primarily due to increased sales of hay tools and tillage equipment. In the Europe/Africa/Middle East region, net sales, excluding the impact of currency translation, increased in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

first quarter of 2009 compared to the same period in 2008 primarily due to sales growth in France, Germany, the United Kingdom and Africa largely offset by lower sales in Central and Eastern Europe and Russia. Net sales in South America decreased during the first quarter of 2009 compared to the same period in 2008 as a result of weaker market conditions in the region. In the Asia/Pacific region, net sales decreased in the first quarter of 2009 compared to the same period in 2008 due to sales declines in East Asia. We estimate that worldwide average price increases during the first quarter of 2009 were approximately 4.9%, which contributed to the increase in net sales in some regions and helped to partially offset the decrease in net sales in other regions. Consolidated net sales of tractors and combines, which comprised approximately 68% of our net sales in the first quarter of 2009, decreased approximately 14% in the first quarter of 2009 compared to the same period in 2008. Unit sales of tractors and combines decreased approximately 8% during the first quarter of 2009 compared to the same period in 2008. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation and pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	March 31,
	2009		2008
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$272.3	17.2%	$315.2	17.6%
Selling, general and administrative expenses	161.6	10.2%	170.6	9.5%
Engineering expenses	48.0	3.0%	45.4	2.5%
Restructuring and other infrequent expenses	—	—	0.1	—
Amortization of intangibles	4.1	0.3%	4.9	0.3%

Income from operations	$58.6	3.7%	$94.2	5.3%

     Gross profit as a percentage of net sales decreased during the first quarter of 2009 compared to the first quarter of 2008 primarily due to lower production volumes and sales mix changes. Sales mix impacted margins primarily in South America due to a shift in demand to low horsepower tractors away from high horsepower tractors and combines. Unit production of tractors and combines during the first quarter of 2009 was approximately 5% lower than the comparable period in 2008. Production levels are expected to decrease by approximately 30% in the second quarter of 2009, which will negatively impact gross margins in the second quarter of 2009 compared to the second quarter of 2008. We recorded approximately $0.5 million and $0.2 million of stock compensation expense, within cost of goods sold, during the first quarter of 2009 and 2008, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during the first quarter of 2009 compared to the same period in 2008 primarily due to lower net sales. Engineering expenses increased during the first quarter of 2009 compared to the prior year period primarily due to higher spending to fund new products and product improvements. We recorded approximately $5.9 million and $6.4 million of stock compensation expense, within SG&A, during the first quarter of 2009 and 2008, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements.
     We recorded restructuring and other infrequent expenses of approximately $0.1 million during the first quarter of 2008, primarily related to severance costs associated with the rationalization of our Valtra sales office located in France.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Interest expense, net was $11.7 million for the first quarter of 2009 compared to $8.6 million for the comparable period in 2008. The increase was primarily due to increased utilization of export financing lines in Brazil.
     Other expense, net was $6.5 million during the first quarter of 2009 compared to $6.0 million for the same period in 2008. Losses on sales of receivables, primarily under our securitization facilities, were $5.0 million in the first quarter of 2009 compared to $6.2 million for the same period in 2008. The decrease was primarily due to a reduction in interest rates in the first quarter of 2009 as compared to the first quarter of 2008. In addition there was a decrease in foreign exchange gains in the first quarter of 2009 compared to the same period in 2008.
     We recorded an income tax provision of $14.4 million for the first quarter of 2009 compared to $29.8 million for the comparable period in 2008. The effective tax rate was 35.6% for the first quarter of 2009 compared to 37.4% in the comparable prior year period. Our effective tax rate was lower in the first quarter of 2009, primarily due to a decrease in losses in the United States in 2009 for which no tax benefit is being recorded.
     Equity in net earnings of affiliates was $8.3 million for the first quarter of 2009 compared to $9.0 million for the comparable period in 2008.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $3.9 million as of December 31, 2008, and will gradually be eliminated over time. As of March 31, 2009, our capital investment in the retail finance joint ventures, which is included in “investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $189.4 million compared to $187.8 million as of December 31, 2008. The total finance portfolio in our retail finance joint ventures was approximately $4.8 billion as of March 31, 2009 and December 31, 2008. The portfolio includes approximately $4.6 billion of retail receivables and $0.2 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either transferred to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the first quarter of 2009, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $6.7 million compared to $6.3 million in the same period of 2008.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was $1.1 billion as of March 31, 2009 compared to $1.2 billion as of December 31, 2008. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.
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
     We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In addition, none of these facilities matures until, at the earliest, December 2010:
•	Our $300 million revolving credit facility does not expire until May 2013 (no amounts were outstanding as of March 31, 2009).

•	Our €200.0 million (or approximately $265.0 million) 6 7/8% senior subordinated notes do not mature until 2014.

•	Absent a significant increase in our stock price, the earliest that we could be required to redeem our $201.3 million 1 1/4% convertible senior subordinated notes is in December 2010 and in December 2013 with respect to our $201.3 million 1 3/4% convertible senior subordinated notes.

•	Our $482.5 million securitization facilities in the United States and Canada, and in Europe do not expire until December 2013 and October 2011, respectively (with outstanding funding of $477.5 million as of March 31, 2009).
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

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
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 issued in December 2006 provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances we will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of our common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.0483 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2009, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, we may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

we issue an aggregate number of shares of our common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of our common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require us to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014 and our 1 3/4% convertible senior subordinated notes due 2033.
     As of March 31, 2009 and December 31, 2008, the closing sales price of our common stock did not exceed 120% of the conversion price of $22.36 and $40.73 per share for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes, respectively, for at least 20 trading days in the 30 consecutive trading days ending March 31, 2009 and December 31, 2008, and, therefore, we classified both notes as long-term debt. Future classification of the notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement).” The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” The adoption of the FSP on January 1, 2009 impacted the accounting treatment of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the lives of the convertible notes. The adoption of the FSP also resulted in a significant increase in interest expense and, therefore, reduced net income and basic and diluted earnings per share within our Condensed Consolidated Statements of Operations. On January 1, 2009, we reduced our “Retained earnings” and convertible senior subordinated notes balance included within “Long-term debt” by approximately $37.2 million and $57.0 million, respectively, and increased our “Additional paid-in capital” balance by approximately $94.2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of March 31, 2009, we had no outstanding borrowings under the facility. As of March 31, 2009, we had availability to borrow approximately $290.6 million under the facility.
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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity in the United Kingdom. The United States and Canadian securitization facilities expire in December 2013 and the European facility expires in October 2011, but each is subject to annual renewal. As of March 31, 2009, the aggregate amount of these facilities was $482.5 million. The outstanding funded balance of $477.5 million as of March 31, 2009 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows
     Cash flow used in operating activities was $446.5 million for the first quarter of 2009 compared to $282.1 million for the first quarter of 2008. The use of cash in both periods was primarily due to seasonal increases in working capital and reductions in accounts payable during the first quarter of 2009 due to a reduction in raw material purchases as a result of planned decreases in second quarter 2009 production.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,055.0 million in working capital at March 31, 2009, as compared with $1,026.7 million at December 31, 2008 and $702.3 million at March 31, 2008. Accounts receivable and inventories, combined, at March 31, 2009 were $198.8 million higher than at December 31, 2008 and $39.0 million higher than at March 31, 2008. In order to reduce inventory levels from that of March 31, 2009, production levels are expected to be approximately 30% lower during the second quarter of 2009 compared to the same prior year period.
     Capital expenditures for the first quarter of 2009 were $48.5 million compared to $45.9 million for the first quarter of 2008. We anticipate that capital expenditures for the full year of 2009 will range from approximately $275.0 million to $300.0 million and will primarily be used to support our manufacturing operations, systems initiatives, and to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 26.1% at March 31, 2009 compared to 24.8% at December 31, 2008.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     At March 31, 2009, we were obligated under certain circumstances to purchase, through the year 2010, up to $1.6 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
     From time to time, we sell certain trade receivables under factoring arrangements to financial institutions throughout the world. We evaluate the sale of such receivables pursuant to the guidelines of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS No. 140”), and have determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     At March 31, 2009, we guaranteed indebtedness owed to third parties of approximately $73.5 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At March 31, 2009, we had foreign currency forward contracts to buy an aggregate of approximately $290.6 million United States dollar equivalents and foreign currency forward contracts to sell an aggregate of approximately $477.4 million United States dollar equivalents. The outstanding contracts as

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

of March 31, 2009 range in maturity through December 2009. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $11.4 million and $13.9 million against our outstanding balance of Brazilian VAT taxes receivable as of March 31, 2009 and December 31, 2008, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2008, in February 2006, we received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.”  Similar investigations are being conducted by others. In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. See Part II, Item 1, “Legal Proceedings” for further discussion of these matters.
OUTLOOK
     Worldwide industry retail sales of farm equipment in 2009 are expected to decrease from 2008 levels. In North America, weaker general economic conditions are expected to produce declines in industry retail sales of low and medium horsepower tractors. A decline in 2009 farm income and increased farmer conservatism is projected to result in softer industry retail sales of high horsepower tractors and combines compared to 2008. In South America, industry volumes are expected to be down significantly due to dry weather conditions and the impact of the tightened credit environment on planted acreage and crop production. European industry volumes are expected to decline in 2009 due to lower farm income and farmer conservatism, with stronger declines in the credit-challenged markets of Central and Eastern Europe and Russia.
     For the full year of 2009, we expect a decline in earnings compared to the full year of 2008 primarily due to lower sales and production volumes and increased engineering expenses for new product development and Tier 4 emission requirements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “General,” “Statements of Operations,” “Retail Finance Joint Ventures,” “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand, market and weather conditions, farm incomes, general economic outlook, availability of financing, earnings, net sales and income, guarantees of indebtedness, compliance with loan covenants, funding of securitization facilities, future capital expenditures and indebtedness requirements and working capital needs are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2008.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2008 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real, and the Canadian dollar in relation to the United States dollar and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
     We attempt to manage our transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency option and forward contracts. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings. Our hedging policy prohibits use of foreign currency option or forward contracts for speculative trading purposes.
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2009 and 2008, we designated certain foreign currency option and forward contracts as cash flow hedges of forecasted purchases and sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related purchases or sale transactions. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the three months ended March 31, 2009 and 2008 was approximately $(8.7) million and $3.8 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2009 range in maturity through December 2009.
     Generally, we have not required collateral from counterparties, nor have we historically been asked to post collateral with respect to hedging transactions, with the following exception. During 2009 and 2008, we deposited cash with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of March 31, 2009 and December 31, 2008, the amount deposited was approximately $21.1 million and $33.8 million, respectively, and was classified as “Restricted cash” in the Company’s Condensed Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.

     In previous years, we provided a table that summarized all of our foreign currency derivative contracts used to hedge foreign currency exposures, which included disclosure of notional amounts as well as fair value gains and losses on such hedges denoted by foreign currency.  For the three months ended March 31, 2009 and prospectively, we will be presenting market risk, as it relates to our foreign currency exchange rate risk, using a sensitivity model, where we will analyze the impact on all outstanding foreign currency derivative contracts of a 10% weakening of the United States dollar relative to other foreign currencies.  We believe this will provide better clarity of risk related to our foreign currency derivative instruments.
     Assuming a 10% weakening of the United States dollar relative to other foreign currencies, the fair value loss on the foreign currency derivative instruments would have increased by approximately $20.3 million during the three months ended March 31, 2009.  Using the same sensitivity analysis for the three months ended March 31, 2008, the fair value gain on such instruments would have increased by approximately $36.6 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the derivative contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended March 31, 2009 would have increased by approximately $0.6 million.
     We had no interest rate swap contracts outstanding in the three months ended March 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2008, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq under the United Nations Oil for Food Program by the Company and certain of its subsidiaries.  Subsequently the Company was contacted by the Department of Justice (the “DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ.  Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of the Company.  The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002.  The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records.  The Company is cooperating fully in these inquiries, including discussions regarding settlement.  It is not possible at this time to predict the outcome of these inquiries or their impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.
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
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.  The amount of the tax disallowance through March 31, 2009, not including interest and penalties, was approximately 84.0 million Brazilian reais (or approximately $36.2 million).  The amount ultimately in dispute will be greater because of interest, penalties and future deductions.  We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil.  We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid.  However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
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

AGCO CORPORATION Registrant

Date: May 8, 2009	/s/ Andrew H. Beck Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)