Form 10-Q
period 2009-06-30
AGCO CORP /DE
filed 2009-08-07
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended June 30, 2009
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
     As of July 31, 2009, AGCO Corporation had 92,449,535 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$190.2	$512.2
Restricted cash	7.3	33.8
Accounts and notes receivable, net	916.7	815.6
Inventories, net	1,443.0	1,389.9
Deferred tax assets	40.5	56.6
Other current assets	185.5	197.1

Total current assets	2,783.2	3,005.2
Property, plant and equipment, net	878.9	811.1
Investment in affiliates	306.6	275.1
Deferred tax assets	44.1	29.9
Other assets	91.5	69.6
Intangible assets, net	172.0	176.9
Goodwill	610.1	587.0

Total assets	$4,886.4	$4,954.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$0.1	$0.1
Convertible senior subordinated notes	189.1	—
Accounts payable	670.3	1,027.1
Accrued expenses	781.2	799.8
Other current liabilities	94.6	151.5

Total current liabilities	1,735.3	1,978.5
Long-term debt, less current portion	444.6	625.0
Pensions and postretirement health care benefits	177.1	173.6
Deferred tax liabilities	105.6	108.1
Other noncurrent liabilities	74.0	49.6

Total liabilities	2,536.6	2,934.8

Commitments and contingencies (Note 16)

Temporary Equity:
Equity component of redeemable convertible senior subordinated notes	12.2	—

Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2009 and 2008	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 92,449,535 and 91,844,193 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	0.9	0.9
Additional paid-in capital	1,058.3	1,067.4
Retained earnings	1,473.2	1,382.1
Accumulated other comprehensive loss	(202.3)	(436.1)

Total AGCO Corporation stockholders’ equity	2,330.1	2,014.3

Noncontrolling interests	7.5	5.7

Total stockholders’ equity	2,337.6	2,020.0

Total liabilities, temporary equity and stockholders’ equity	$4,886.4	$4,954.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2009	2008
Net sales	$1,795.2	$2,395.4
Cost of goods sold	1,503.7	1,967.2

Gross profit	291.5	428.2

Selling, general and administrative expenses	154.2	181.0
Engineering expenses	52.1	53.0
Restructuring and other infrequent expenses	2.8	0.1
Amortization of intangibles	4.6	5.0

Income from operations	77.8	189.1

Interest expense, net	11.7	9.0
Other expense, net	8.3	9.6

Income before income taxes and equity in net earnings of affiliates	57.8	170.5

Income tax provision	14.4	55.5

Income before equity in net earnings of affiliates	43.4	115.0

Equity in net earnings of affiliates	13.6	14.6

Net income	57.0	129.6

Net loss attributable to noncontrolling interests	0.4	—

Net income attributable to AGCO Corporation and subsidiaries	$57.4	$129.6

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.62	$1.41

Diluted	$0.61	$1.31

Weighted average number of common and common equivalent shares outstanding:
Basic	92.3	91.7

Diluted	93.8	99.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2009	2008
Net sales	$3,374.2	$4,182.0
Cost of goods sold	2,810.4	3,438.6

Gross profit	563.8	743.4

Selling, general and administrative expenses	315.8	351.6
Engineering expenses	100.1	98.4
Restructuring and other infrequent expenses	2.8	0.2
Amortization of intangibles	8.7	9.9

Income from operations	136.4	283.3

Interest expense, net	23.4	17.6
Other expense, net	14.8	15.6

Income before income taxes and equity in net earnings of affiliates	98.2	250.1

Income tax provision	28.8	85.3

Income before equity in net earnings of affiliates	69.4	164.8

Equity in net earnings of affiliates	21.9	23.6

Net income	91.3	188.4

Net income attributable to noncontrolling interests	(0.2)	—

Net income attributable to AGCO Corporation and subsidiaries	$91.1	$188.4

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.99	$2.05

Diluted	$0.98	$1.90

Weighted average number of common and common equivalent shares outstanding:
Basic	92.1	91.7

Diluted	92.9	99.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to AGCO Corporation and subsidiaries	$91.1	$188.4

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	58.2	63.5
Deferred debt issuance cost amortization	1.4	1.8
Amortization of intangibles	8.7	9.9
Amortization of debt discount	7.5	7.0
Stock compensation	8.4	15.0
Equity in net earnings of affiliates, net of cash received	(14.2)	(15.8)
Deferred income tax provision	(7.2)	17.2
Gain on sale of property, plant and equipment	(0.2)	(0.1)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(40.6)	(9.2)
Inventories, net	2.2	(320.4)
Other current and noncurrent assets	(0.4)	(39.7)
Accounts payable	(344.6)	85.9
Accrued expenses	(28.1)	69.3
Other current and noncurrent liabilities	(9.7)	(11.5)

Total adjustments	(358.6)	(127.1)

Net cash (used in) provided by operating activities	(267.5)	61.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(101.5)	(99.7)
Proceeds from sale of property, plant and equipment	1.4	1.8
Investments in unconsolidated affiliates	(0.2)	(0.4)
Restricted cash and other	29.0	—

Net cash used in investing activities	(71.3)	(98.3)

Cash flows from financing activities:
(Repayment of) proceeds from debt obligations, net	(19.4)	1.6
Proceeds from issuance of common stock	—	0.2
Payment of minimum tax withholdings on stock compensation	(5.2)	(3.1)
Payment of debt issuance costs	—	(1.3)
Investments by noncontrolling interests	1.3	—

Net cash used in financing activities	(23.3)	(2.6)

Effect of exchange rate changes on cash and cash equivalents	40.1	15.7

Decrease in cash and cash equivalents	(322.0)	(23.9)
Cash and cash equivalents, beginning of period	512.2	582.4

Cash and cash equivalents, end of period	$190.2	$558.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for interim periods are not necessarily indicative of the results for the year.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for its third quarter ending September 30, 2009. The implementation of this standard will not have an impact on the Company’s consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. SFAS No. 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption of SFAS No. 167 is prohibited. The adoption of the standard could impact the consolidation or deconsolidation of certain of the Company’s joint ventures. The Company is currently evaluating the potential impact of the adoption of SFAS No. 167 on its consolidated financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’ “ (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. The Company is currently evaluating the potential

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

impact of the adoption of SFAS No. 166 on its accounts receivable securitization facilities in the United States, Canada and Europe, as well as other financing facilities around the world (as are more fully described in Notes 13 and 16). Upon adoption of SFAS No. 166, the Company may be required to recognize such receivables within its consolidated balance sheets with a corresponding liability equivalent to the funded balance of the facilities.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have an impact on the Company’s financial position or results of operations. The Company evaluated subsequent events through August 7, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. Additionally, FSP SFAS 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The adoption of FSP SFAS 157-4 did not have an impact on the Company’s results of operations or financial position.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) and APB No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair value for these assets and liabilities was only disclosed annually. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s results of operations or financial position (Note 6).
     In December 2008, the FASB affirmed FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the disclosure requirements for its fiscal year ended December 31, 2009.
     In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion” (“EITF Issue No. 90-19”), be separated to account for

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” The adoption of the FSP on January 1, 2009 impacted the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the lives of the convertible notes. The resulting amortization resulted in a significant increase in interest expense and, therefore, reduced net income and basic and diluted earnings per share within the Company’s Condensed Consolidated Statements of Operations. On January 1, 2009, the Company reduced its “Retained earnings” and convertible senior subordinated notes balance included within “Long-term debt” by approximately $37.2 million and $57.0 million, respectively, and increased its “Additional paid-in capital” balance by approximately $94.2 million. Due to a tax valuation allowance established in the United States, there was no deferred tax impact upon adoption. In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated to reflect the adoption of the standard.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in a company’s consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on a company’s consolidated statements of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company adopted SFAS No. 160 on January 1, 2009 (Note 2).
2. CONSOLIDATED JOINT VENTURES
     The Company has analyzed the provisions of FIN 46(R) as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of two of its joint ventures.
     GIMA is a joint venture between AGCO and Claas Tractor SAS to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership interest in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. In analyzing the provisions of FIN 46(R), the Company determined that it was the primary beneficiary of the joint venture due to the fact that the Company purchases a majority of the production output, and thus absorbs a majority of the gains or losses associated with the joint venture.
     The Company adopted the provisions of SFAS No.160 on January 1, 2009 and, thus, reclassified the noncontrolling interest related to GIMA of approximately $6.0 million as of January 1, 2009 from “Other noncurrent liabilities” to a component of equity within the Company’s Condensed Consolidated Financial Statements. The Company’s other consolidated joint venture was established in January 2009 and is immaterial to the Company’s financial position and results of operations. Refer to Note 12 for further

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

details of the Company’s other comprehensive income (loss) attributable to AGCO Corporation and the noncontrolling interests discussed above.
3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the second quarter of 2009, the Company recorded restructuring and other infrequent expenses of approximately $2.8 million. These charges primarily related to severance and other related costs associated with the Company’s rationalization of its operations in the United States, the United Kingdom and Finland. The rationalization will result in the termination of approximately 246 employees. Approximately $2.0 million of severance and other related costs had been paid as of June 30, 2009, and 138 of the employees had been terminated. The $0.8 million of severance and other related costs accrued at June 30, 2009 are expected to be paid during 2009.
     During the second quarter of 2008, the Company recorded and incurred employee relocation costs of approximately $0.1 million associated with the closure of one of its German sales offices initiated in 2006.
4. STOCK COMPENSATION PLANS
     The Company recorded stock compensation expense as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of goods sold	$—	$0.2	$0.5	$0.4
Selling, general and administrative expenses	2.3	8.4	8.2	14.8

Total stock compensation expense	$2.3	$8.6	$8.7	$15.2

     Stock Incentive Plans
     Under the 2006 Long Term Incentive Plan (the “2006 Plan”), up to 5.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company.
     Employee Plans
     The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2009 and 2008 was $21.45 and $57.22, respectively.
     During the six months ended June 30, 2009, the Company granted 1,222,000 awards for the three-year performance period commencing in 2009 and ending in 2011, assuming the maximum target level of performance is achieved. Performance award transactions during the six months ended June 30, 2009 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Shares awarded but not earned at January 1	1,446,168
Shares awarded	1,222,000
Shares forfeited or unearned	(55,112)
Shares earned	—

Shares awarded but not earned at June 30	2,613,056

     As of June 30, 2009, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $16.6 million, and the weighted average period over which it is expected to be recognized is approximately one year.
     During the three and six months ended June 30, 2009, the Company recorded stock compensation expense of approximately $0.7 million and $1.2 million, respectively, associated with stock settled stock appreciation rights (“SSAR”) awards. During the three and six months ended June 30, 2008, the Company recorded stock compensation expense of approximately $0.4 million and $0.8 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the six months ended June 30, 2009 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted and the weighted average assumptions under the Black-Scholes option model were as follows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Weighted average grant date fair value	$7.39	$17.93

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	1.6%	2.6%
Expected volatility	45.2%	38.0%
Expected dividend yield	—	—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     SSAR transactions during the six months ended June 30, 2009 were as follows:

SSARs outstanding at January 1	415,791
SSARs granted	295,000
SSARs exercised	—
SSARs canceled or forfeited	(6,750)

SSARs outstanding at June 30	704,041

SSAR price ranges per share:
Granted	$21.45
Exercised	—
Canceled or forfeited	23.80-56.98

Weighted average SSAR exercise prices per share:
Granted	$21.45
Exercised	—
Canceled or forfeited	32.52
Outstanding at June 30	31.09
     At June 30, 2009, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of June 30, 2009, the total compensation cost related to unvested SSARs not yet recognized was approximately $4.8 million, and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	June 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2009	Price
$21.45 – $24.61	422,250	5.7	$22.17	86,812	$23.72
$26.00 – $37.38	177,453	4.6	$37.14	78,063	$37.38
$51.82 – $66.20	104,338	5.6	$56.92	26,225	$57.07

	704,041			191,100	$33.88

     The total fair value of SSARs vested during the six months ended June 30, 2009 was $1.6 million. There were 512,941 SSARs that were not vested as of June 30, 2009. The total intrinsic value of outstanding and exercisable SSARs as of June 30, 2009 was $2.9 million and $0.5 million, respectively.
     Director Restricted Stock Grants
     The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The April 23, 2009 grant equated to 38,130 shares of common stock, of which 26,388 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.9 million during the three months ended June 30, 2009 associated with these grants.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     As of June 30, 2009, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.9 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
     Stock Option Plan
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the six months ended June 30, 2009 were as follows:

Options outstanding and exercisable at January 1	53,600
Options granted	—
Options exercised	(1,275)
Options canceled or forfeited	—

Options outstanding and exercisable at June 30	52,325

Options available for grant at June 30	1,935,437

Option price ranges per share:
Granted	$—
Exercised	11.00-15.12
Canceled or forfeited	—

Weighted average option exercise prices per share:
Granted	$—
Exercised	11.89
Canceled or forfeited	—
Outstanding at June 30	14.82
     At June 30, 2009, the outstanding and exercisable options had a weighted average remaining contractual life of approximately two years and an aggregate intrinsic value of approximately $0.7 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	Options Outstanding and Exercisable
	as of June 30, 2009
		Weighted Average	Weighted
		Remaining	Average
	Number of	Contractual Life	Exercise
Range of Exercise Prices	Shares	(Years)	Price

$10.06 – $11.63	13,900	1.3	$11.51
$15.12 – $20.85	38,425	2.5	$16.01

	52,325		$14.82

     The total intrinsic value of options exercised during the six months ended June 30, 2009 was less than $0.1 million. Cash received from stock option exercises was less than $0.1 million for the six months ended June 30, 2009. The Company realized an insignificant tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2009 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2008	$33.2	$88.4	$52.9	$174.5
Foreign currency translation	0.1	8.1	0.3	8.5

Balance as of June 30, 2009	$33.3	$96.5	$53.2	$183.0

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2008	$8.4	$45.4	$38.2	$92.0
Amortization expense	0.8	4.3	3.6	8.7
Foreign currency translation	—	4.6	0.2	4.8

Balance as of June 30, 2009	$9.2	$54.3	$42.0	$105.5

Trademarks
and
Tradenames
Unamortized intangible assets:
Balance as of December 31, 2008	$94.4
Foreign currency translation	0.1

Balance as of June 30, 2009	$94.5

     Changes in the carrying amount of goodwill during the six months ended June 30, 2009 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2008	$3.1	$141.6	$442.3	$587.0
Adjustments related to income taxes	—	—	(4.6)	(4.6)
Foreign currency translation	—	26.0	1.7	27.7

Balance as of June 30, 2009	$3.1	$167.6	$439.4	$610.1

     Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.
     During the six months ended June 30, 2009, the Company reduced goodwill by approximately $4.6 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

6. INDEBTEDNESS
     Indebtedness consisted of the following at June 30, 2009 and December 31, 2008 (in millions):

	June 30,	December 31,
	2009	2008
6 7/8% Senior subordinated notes due 2014	$280.7	$279.4
1 3/4% Convertible senior subordinated notes due 2033	189.1	185.3
1 1/4% Convertible senior subordinated notes due 2036	163.9	160.3
Other long-term debt	0.1	0.1

	633.8	625.1
Less: Current portion of long-term debt	(0.1)	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(189.1)	—

Total indebtedness, less current portion	$444.6	$625.0

     The Company’s $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033 issued in June 2005 provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes.
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
     In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated, which resulted in an adjustment of the following amounts (in millions, except per share amounts):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	As
Condensed Consolidated Balance Sheet	Previously
as of December 31, 2008	Reported	Adjustment	As adjusted
Long-term debt, less current portion	$682.0	$(57.0)	$625.0
Additional paid-in capital	$973.2	$94.2	$1,067.4
Retained earnings	$1,419.3	$(37.2)	$1,382.1

Condensed Consolidated Statement of Operations
for the Three Months Ended June 30, 2008
Interest expense	$5.5	$3.5	$9.0
Net income attributable to AGCO and subsidiaries	$133.1	$(3.5)	$129.6

Net income per common share attributable to AGCO and subsidiaries:
Basic	$1.45	$(0.04)	$1.41
Diluted	$1.34	$(0.03)	$1.31

Condensed Consolidated Statement of Operations
for the Six Months Ended June 30, 2008
Interest expense	$10.6	$7.0	$17.6
Net income attributable to AGCO and subsidiaries	$195.4	$(7.0)	$188.4

Net income per common share attributable to AGCO and subsidiaries:
Basic	$2.13	$(0.08)	$2.05
Diluted	$1.97	$(0.07)	$1.90
     The following table sets forth as of June 30, 2009 and December 31, 2008 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes (in millions):

	June 30,	December 31,
	2009	2008
1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$39.9	$39.9

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(12.2)	(16.0)

Net carrying amount	$189.1	$185.3

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(37.4)	(41.0)

Net carrying amount	$163.9	$160.3

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
1 3/4% Convertible senior subordinated notes:
Interest expense	$2.8	$2.7	$5.6	$5.4

1 1/4% Convertible senior subordinated notes:
Interest expense	$2.5	$2.3	$4.9	$4.6

     The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for the three and six months ended June 30, 2009 and 2008 was 6.1% for both notes. The unamortized discount for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will be amortized through December 2010 and December 2013, respectively, as these are the earliest dates the notes holders can require the Company to repurchase the notes.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of June 30, 2009, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending June 30, 2009, and, therefore, the Company classified the notes as a current liability. In association with FSP APB 14-1, and in accordance with FASB Topic No. D-98, “Classification and Measurement of Redeemable Securities,” the Company also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity.” The amount classified as “temporary equity” was measured as the excess of (a) the amount of cash that would be required to be paid upon conversion over (b) the current carrying amount of the liability-classified component. Future classification of both notes between current and long-term debt and classification of the equity component of both notes as “temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s $300.0 million multi-currency revolving credit facility, or a combination of these sources.
     At June 30, 2009, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $275.8 million, $277.7 million and $177.1 million, respectively, compared to their carrying values of $280.7 million, $189.1 million and $163.9 million, respectively. At December 31, 2008, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $171.5 million, $230.4 million and $145.4 million, respectively, compared to their carrying values of $279.4 million, $185.3 million and $160.3 million, respectively.
     The Company is selling certain export accounts receivables in Brazil to various financial institutions under a special export financing program. These facilities do not meet the criteria for off-balance sheet

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

treatment in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125” (“SFAS No. 140”). The amounts received and outstanding from these facilities as of June 30, 2009 and December 31, 2008 were approximately $41.5 million and $42.4 million, respectively, and are included in “Other current liabilities” within the Company’s Condensed Consolidated Balance Sheets.
7. INVENTORIES
     Inventories at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008
Finished goods	$650.9	$484.9
Repair and replacement parts	385.4	396.1
Work in process	116.7	130.5
Raw materials	290.0	378.4

Inventories, net	$1,443.0	$1,389.9

8. PRODUCT WARRANTY
     The warranty reserve activity for the three and six months ended June 30, 2009 and 2008 consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$179.1	$188.7	$183.4	$167.1
Accruals for warranties issued during the period	35.7	46.3	66.7	89.0
Settlements made (in cash or in kind) during the period	(33.9)	(29.5)	(63.0)	(59.8)
Foreign currency translation	9.5	1.3	3.3	10.5

Balance at June 30	$190.4	$206.8	$190.4	$206.8

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $169.5 million and $164.3 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008, respectively. Approximately $20.9 million and $19.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008, respectively.
9. NET INCOME PER COMMON SHARE
     The computation, presentation and disclosure requirements for earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.
     Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$57.4	$129.6	$91.1	$188.4

Weighted average number of common shares outstanding	92.3	91.7	92.1	91.7

Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.62	$1.41	$0.99	$2.05

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries for purposes of computing diluted net income per share	$57.4	$129.6	$91.1	$188.4

Weighted average number of common shares outstanding	92.3	91.7	92.1	91.7
Dilutive stock options, performance share awards and restricted stock awards	0.2	0.2	0.2	0.2
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.3	7.2	0.6	7.3

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	93.8	99.1	92.9	99.2

Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.61	$1.31	$0.98	$1.90

     There were SSARs to purchase approximately 0.6 million shares of the Company’s common stock for both the three and six months ended June 30, 2009 and approximately 0.1 million shares of the Company’s common stock for both the three and six months ended June 30, 2008 that were excluded from the calculation of diluted earnings per share because they had an antidilutive impact.
10. INCOME TAXES
     At June 30, 2009 and December 31, 2008, the Company had approximately $22.9 million and $20.1 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of June 30, 2009 and December 31, 2008, the Company had approximately $10.2 million and $7.6 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of June 30, 2009 and December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $2.2 million and $1.8 million, respectively.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
Cash Flow Hedges
     During 2009 and 2008, the Company designated certain foreign currency option and forward contracts as cash flow hedges of forecasted sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. There was no ineffective portion of outstanding derivatives as of June 30, 2009. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the six months ended June 30, 2009 and 2008 was approximately ($13.5) million and $11.1 million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2009 range in maturity through December 2009.
     The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the six months ended June 30, 2009 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net losses as of December 31, 2008	$(54.1)	$(17.4)	$(36.7)
Net changes in fair value of derivatives	30.7	12.2	18.5
Net losses reclassified from accumulated other comprehensive income (loss) into income	16.8	3.3	13.5

Accumulated derivative net losses as of June 30, 2009	$(6.6)	$(1.9)	$(4.7)

     As of June 30, 2009, the Company had outstanding foreign exchange contracts with a notional amount of approximately $153.0 million that were entered into to hedge forecasted sale transactions.
Derivative Transactions Not Designated as Hedging Instruments Under SFAS No. 133
     During 2009 and 2008, the Company entered into forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts were not designated as hedging instruments under SFAS No. 133 and were classified as non-designated derivative instruments.
     As of June 30, 2009, the Company had outstanding foreign exchange forward contracts with a notional amount of approximately $891.5 million that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments and changes in the fair value of these contracts are reported in other expense, net. For the three months and six months ended June 30, 2009, the Company recorded a net loss of approximately $40.6 million and $97.6 million, respectively, related to these forward contracts. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The table below sets forth the fair value of derivative instruments as of June 30, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	As of June 30, 2009		As of June 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$4.8

Derivative instruments not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	6.7	Other current liabilities	5.5

Total derivative instruments		$6.7		$10.3

Counterparty Risk
     The Company generally has not required collateral from counterparties, nor has the Company historically been asked to post collateral with respect to hedging transactions, with the following exception. During 2009 and 2008, the Company deposited cash with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of June 30, 2009 and December 31, 2008, the amount deposited was approximately $7.3 million and $33.8 million, respectively, and was classified as “Restricted cash” in the Company’s Condensed Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.
     The Company does not have any agreements with contingent features that require the Company to post collateral if there is a change in the credit rating of the Company by the credit rating agencies.
     The Company monitors the counterparty risk and credit ratings of all the counterparties regularly. The Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. If the Company perceives any risk with a counterparty, then the Company would cease to do business with that counterparty. There have been no negative impacts to the Company from any non-performance of any counterparties.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

12. CHANGES IN EQUITY AND COMPREHENSIVE INCOME
     The following table sets forth changes in equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the six months ended June 30, 2009 (in millions):

	AGCO Corporation and subsidiaries
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2008	$0.9	$1,067.4	$1,382.1	$(436.1)	$5.7	$2,020.0
Stock compensation	—	8.4	—	—	—	8.4
Issuance of performance award stock	—	(5.3)	—	—	—	(5.3)
Reclassification to temporary equity — Equity component of convertible senior subordinated notes	—	(12.2)	—	—	—	(12.2)
Investments by noncontrolling interests	—	—	—	—	1.3	1.3
Comprehensive income (loss):
Net income	—	—	91.1	—	0.2	91.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	198.4	0.3	198.7
Defined benefit pension plans	—	—	—	2.6	—	2.6
Unrealized gain on derivatives	—	—	—	32.0	—	32.0
Unrealized gain on derivatives held by affiliates	—	—	—	0.8	—	0.8

Balance, June 30, 2009	$0.9	$1,058.3	$1,473.2	$(202.3)	$7.5	$2,337.6

     Total comprehensive income for the three months ended June 30, 2009 and 2008 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interests
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$57.4	$129.6	$(0.4)	$—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	242.9	81.6	1.1	—
Defined benefit pension plans	1.6	1.3	—	—
Unrealized gain on derivatives	20.0	5.1	—	—
Unrealized gain on derivatives held by affiliates	0.1	0.9	—	—

Total comprehensive income	$322.0	$218.5	$0.7	$—

     Total comprehensive income for the six months ended June 30, 2009 and 2008 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interests
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$91.1	$188.4	$0.2	$—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	198.4	161.7	0.3	0.5
Defined benefit pension plans	2.6	2.6	—	—
Unrealized gain on derivatives	32.0	8.1	—	—
Unrealized gain (loss) on derivatives held by affiliates	0.8	(0.6)	—	—

Total comprehensive income	$324.9	$360.2	$0.5	$0.5

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

13. ACCOUNTS RECEIVABLE SECURITIZATION
     At June 30, 2009, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $490.4 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose United States subsidiary or a QSPE in the United Kingdom. The Company accounts for its securitization facilities and its wholly-owned special purpose United States subsidiary in accordance with SFAS No. 140 and FIN 46(R). Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and such receivables are not siloed, consolidation is not appropriate under FIN 46(R), as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and, thus, consolidation by the Company is not appropriate under FIN 46(R), as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions in accordance with SFAS No. 140.
     Outstanding funding under these facilities totaled approximately $482.2 million at June 30, 2009 and $483.2 million at December 31, 2008. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $5.2 million and $8.3 million for the three months ended June 30, 2009 and 2008, respectively, and $10.2 million and $14.5 million for the six months ended June 30, 2009 and 2008, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
     The Company continues to service the receivables sold and maintains a retained interest in the receivables. No servicing asset or liability has been recorded as the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” within the Company’s Condensed Consolidated Balance Sheets. The Company’s risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount.
     The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At June 30, 2009 and December 31, 2008, the fair value of the retained interest was approximately $167.6 million and $81.4 million, respectively. The retained interest fair value measurement falls within the Level 3 fair value hierarchy under SFAS No. 157. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. The fair value was based upon calculating the estimated present value of the retained interest using a discount rate representing a spread over LIBOR and other key assumptions, such as historical collection experience. The following table summarizes the activity with respect to the fair value of the Company’s retained interest in receivables sold during the six months ended June 30, 2009 (in millions):

Balance at December 31, 2008	$81.4
Realized losses	(0.6)
Purchases, issuances and settlements	86.8

Balance at June 30, 2009	$167.6

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

14. EMPLOYEE BENEFIT PLANS
     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2009 and 2008 are set forth below (in millions):

	Three Months Ended
	June 30,
Pension benefits	2009	2008
Service cost	$2.5	$3.0
Interest cost	8.8	11.3
Expected return on plan assets	(6.9)	(11.3)
Amortization of net actuarial loss and prior service cost	1.3	1.4

Net pension cost	$5.7	$4.4

Postretirement benefits	2009	2008
Service cost	$0.1	$—
Interest cost	0.4	0.4
Amortization of prior service cost	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Net postretirement cost	$0.5	$0.4

     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2009 and 2008 are set forth below (in millions):

	Six Months Ended
	June 30,
Pension benefits	2009	2008
Service cost	$5.0	$6.0
Interest cost	17.7	22.6
Expected return on plan assets	(13.8)	(22.6)
Amortization of net actuarial loss and prior service cost	2.6	2.8

Net pension cost	$11.5	$8.8

Postretirement benefits	2009	2008
Service cost	$0.1	$—
Interest cost	0.8	0.7
Amortization of prior service cost	(0.2)	(0.2)
Amortization of unrecognized net loss	0.2	0.2

Net postretirement cost	$0.9	$0.7

     During the six months ended June 30, 2009, approximately $14.1 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2009 to its defined benefit pension plans will aggregate approximately $29.4 million. During the six months ended June 30, 2009, the Company made approximately $0.9 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.0 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2009.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

15. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2009 and 2008 and assets as of June 30, 2009 and December 31, 2008 are as follows (in millions):

			Europe/Africa/
Three Months Ended	North	South	Middle	Asia/
June 30,	America	America	East	Pacific	Consolidated
2009
Net sales	$445.8	$226.9	$1,069.5	$53.0	$1,795.2
Income from operations	24.6	1.0	81.0	4.0	110.6
Depreciation	5.7	3.6	20.1	0.7	30.1
Capital expenditures	8.1	6.7	38.2	—	53.0

2008
Net sales	$465.7	$381.1	$1,484.8	$63.8	$2,395.4
(Loss) income from operations	(1.3)	36.5	175.4	7.9	218.5
Depreciation	6.5	5.5	19.7	0.8	32.5
Capital expenditures	5.7	3.3	44.8	—	53.8

			Europe/Africa/
Six Months Ended	North	South	Middle	Asia/
June 30,	America	America	East	Pacific	Consolidated
2009
Net sales	$839.1	$406.4	$2,035.4	$93.3	$3,374.2
Income from operations	29.8	6.4	158.7	6.4	201.3
Depreciation	11.9	6.8	38.2	1.3	58.2
Capital expenditures	15.3	16.4	69.8	—	101.5

2008
Net sales	$833.4	$702.5	$2,530.3	$115.8	$4,182.0
(Loss) income from operations	(14.3)	70.9	272.8	13.7	343.1
Depreciation	13.3	10.7	37.9	1.6	63.5
Capital expenditures	11.0	4.8	83.9	—	99.7

Assets
As of June 30, 2009	$789.6	$522.7	$1,779.1	$139.9	$3,231.3
As of December 31, 2008	685.0	489.2	1,751.0	86.6	3,011.8
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Segment income from operations	$110.6	$218.5	$201.3	$343.1
Corporate expenses	(23.1)	(15.9)	(45.2)	(34.9)
Stock compensation expense	(2.3)	(8.4)	(8.2)	(14.8)
Restructuring and other infrequent expenses	(2.8)	(0.1)	(2.8)	(0.2)
Amortization of intangibles	(4.6)	(5.0)	(8.7)	(9.9)

Consolidated income from operations	$77.8	$189.1	$136.4	$283.3

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	As of	As of
	June 30,	December 31,
	2009	2008
Segment assets	$3,231.3	$3,011.8
Cash and cash equivalents	190.2	512.2
Restricted cash	7.3	33.8
Receivables from affiliates	7.3	4.8
Investments in affiliates	306.6	275.1
Deferred tax assets	84.6	86.5
Other current and noncurrent assets	277.0	266.7
Intangible assets, net	172.0	176.9
Goodwill	610.1	587.0

Consolidated total assets	$4,886.4	$4,954.8

16. COMMITMENTS AND CONTINGENCIES
Off-Balance Sheet Arrangements
     Guarantees
     At June 30, 2009, the Company was obligated under certain circumstances to purchase through the year 2010 up to $0.9 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.
     At June 30, 2009, the Company guaranteed indebtedness owed to third parties of approximately $51.1 million, primarily related to dealer and end user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2014. The Company believes the credit risk associated with these guarantees is not material to its financial position. Losses under such guarantees have historically been insignificant. In addition, the Company would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.
     Other
     Outstanding funding under the Company’s accounts receivable securitization facilities totaled approximately $482.2 million at June 30, 2009 and $483.2 million at December 31, 2008. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount and are therefore accounted for as off-balance sheet transactions in accordance with SFAS No. 140 (Note 13).
     The Company sells certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of SFAS No. 140 and has determined that these facilities should be accounted for as off-balance sheet transactions in accordance with SFAS No. 140.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Legal Claims and Other Matters
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $12.1 million and $13.9 million against its outstanding balance of Brazilian VAT taxes receivable as of June 30, 2009 and December 31, 2008, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
     As disclosed in Item 3 of the Company’s Form 10-K for the year ended December 31, 2008, in February 2006, the Company received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” This subpoena requested documents concerning transactions in Iraq by the Company and certain of its subsidiaries under the United Nations Oil for Food Program. Subsequently, the Company was contacted by the Department of Justice (“DOJ”) regarding the same transactions, although no subpoena or other formal process has been initiated by the DOJ. Other inquiries have been initiated by the Brazilian, Danish, French and U.K. governments regarding subsidiaries of the Company. The inquiries arose from sales of approximately $58.0 million in farm equipment to the Iraq ministry of agriculture between 2000 and 2002. The SEC’s staff has asserted that certain aspects of those transactions were not properly recorded in the Company’s books and records. The Company is cooperating fully in these inquiries, and is in discussions with the SEC and DOJ regarding settlement. Based upon discussions to date, the Company does not expect a settlement with the SEC and DOJ to have a material impact on its business or financial condition. It is not possible at this time to predict the outcome of remaining inquiries or their impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay fines and make other payments as well as take appropriate remedial actions.
     On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants three of the Company’s foreign subsidiaries that participated in the United Nations Oil for Food Program. Ninety-one other entities or companies were also named as defendants in the civil action due to their participation in the United Nations Oil for Food Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company; although if the outcomes were adverse, the Company could be required to pay damages.
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2009, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $46.5 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
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
RESULTS OF OPERATIONS
     For the three months ended June 30, 2009, we generated net income of $57.4 million, or $0.61 per share, compared to net income of $129.6 million, or $1.31 per share, for the same period in 2008. For the first six months of 2009, we generated net income of $91.1 million, or $0.98 per share, compared to net income of $188.4 million, or $1.90 per share, for the same period in 2008.
     Net sales during the second quarter and first six months of 2009 were $1,795.2 million and $3,374.2 million, respectively, which were approximately 25.1% and 19.3% lower than the second quarter and first six months of 2008, respectively, primarily due to sales decreases in most of our geographical segments as well as the unfavorable impact of currency translation.
     Income from operations during the second quarter of 2009 was $77.8 million compared to $189.1 million in the second quarter of 2008. Income from operations was $136.4 million for the first six months of 2009 compared to $283.3 million for the same period in 2008. The decrease in income from operations during the second quarter and first six months of 2009 was primarily due to decreased net sales, lower gross margins and unfavorable currency translation impacts.
     Income from operations decreased in our Europe/Africa/Middle East region in the second quarter and first six months of 2009 compared to the same periods in 2008 primarily due to decreased net sales, lower production levels, unfavorable currency translation impacts and increased engineering expenses. In the South America region, income from operations decreased in the second quarter and first six months of 2009 compared to the same periods in 2008 primarily due to lower net sales, significantly lower production levels, unfavorable currency translation impacts and a shift in sales mix from higher horsepower tractors to lower horsepower tractors in Brazil. Income from operations in North America was higher in the second quarter and first six months of 2009 compared to the same periods in 2008 primarily due to the introduction of new products, reduced warranty expense, cost control initiatives and positive currency translation impacts on imported products sold in North America, partially offset by higher levels of engineering costs. Income from operations in our Asia/Pacific region decreased in the second quarter and first six months of 2009 compared to the same periods in 2008 due to lower gross margins and unfavorable currency translation impacts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Retail Sales
     In North America, industry unit retail sales of tractors for the first six months of 2009 decreased approximately 22% compared to the first six months of 2008 resulting from decreases in industry unit retail sales of compact, utility and high horsepower tractors. Weakened conditions in residential construction and livestock production have significantly reduced demand for compact and utility tractors. Industry unit retail sales of combines for the first six months of 2009 were approximately 30% higher than the prior year period. Our North American unit retail sales of tractors and combines were lower in the first six months of 2009 compared to the first six months of 2008.
     In Europe, industry unit retail sales of tractors for the first six months of 2009 decreased approximately 13% compared to the first six months of 2008 due to lower retail volumes in all major European markets, except France. Industry unit retail sales were weakest in Central and Eastern Europe, Russia, Scandinavia and Spain. The tightened credit environment, especially in the markets of Eastern Europe and Russia, and decreased farm incomes in Western Europe contributed to decreased industry demand. Our European unit retail sales of tractors for the first six months of 2009 were lower when compared to the first six months of 2008.
     South American industry unit retail sales of tractors in the first six months of 2009 decreased approximately 25% over the prior year period. Industry unit retail sales of combines for the first six months of 2009 were approximately 48% lower than the prior year period. Dry weather conditions and limited credit availability in South America and their impact on planted acreage and crop production contributed to the overall decrease in South American industry demand. Industry unit retail sales of tractors in the major market of Brazil decreased approximately 6% during the first six months of 2009 compared to the same period in 2008. A Brazilian government-funded financing program for small tractors has increased small tractor sales which have partially offset significant declines in sales of high horsepower tractors in the professional farming segment. Industry unit retail sales of tractors in Argentina decreased approximately 58% during the first six months of 2009 compared to the prior year period. Our South American unit retail sales of tractors and combines were lower in the first six months of 2009 compared to the same period in 2008.
     Outside of North America, Europe and South America, our net sales for the first six months of 2009 increased approximately 1.7% compared to the prior year period. Stronger sales in Australia and Africa, which both benefited from increased rainfall, were partially offset by lower sales in Asia.
STATEMENTS OF OPERATIONS
     Net sales for the second quarter of 2009 were $1,795.2 million compared to $2,395.4 million for the same period in 2008. Net sales for the first six months of 2009 were $3,374.2 million compared to $4,182.0 million for the prior year period. Foreign currency translation negatively impacted net sales by approximately $259.6 million, or 10.8%, in the second quarter of 2009 and by $518.8 million, or 12.4%, in the first six months of 2009. The following table sets forth, for the three and six months ended June 30, 2009 and 2008, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Three Months Ended				Change due to currency
	June 30,		Change		translation
	2009	2008	$	%	$	%
North America	$445.8	$465.7	$(19.9)	(4.3)%	$(17.5)	(3.8)%
South America	226.9	381.1	(154.2)	(40.5)%	(55.2)	(14.5)%
Europe/Africa/Middle East	1,069.5	1,484.8	(415.3)	(28.0)%	(176.1)	(11.9)%
Asia/Pacific	53.0	63.8	(10.8)	(16.8)%	(10.8)	(16.9)%

	$1,795.2	$2,395.4	$(600.2)	(25.1)%	$(259.6)	(10.8)%

	Six Months Ended				Change due to currency
	June 30,		Change		translation
	2009	2008	$	%	$	%
North America	$839.1	$833.4	$5.7	0.7%	$(38.7)	(4.6)%
South America	406.4	702.5	(296.1)	(42.2)%	(111.7)	(15.9)%
Europe/Africa/Middle East	2,035.4	2,530.3	(494.9)	(19.6)%	(346.8)	(13.7)%
Asia/Pacific	93.3	115.8	(22.5)	(19.4)%	(21.6)	(18.6)%

	$3,374.2	$4,182.0	$(807.8)	(19.3)%	$(518.8)	(12.4)%

     Regionally, net sales in North America decreased during the second quarter of 2009 and increased during the first six months of 2009 compared to the same periods in 2008. Increased sales of high horsepower tractors, balers and implements were offset by weaker sales of lower horsepower tractors. In the Europe/Africa/Middle East region, net sales decreased in the second quarter and first six months of 2009 compared to the same periods in 2008 primarily due to decreased sales in Eastern and Central Europe, Russia, Scandinavia and Spain, partially offset by modest growth in Germany and France. Net sales in South America decreased during the second quarter and first six months of 2009 compared to the same periods in 2008 as a result of weaker market conditions and a shift in sales mix to lower horsepower tractors in the region. In the Asia/Pacific region, net sales decreased in the second quarter and first six months of 2009 compared to the same periods in 2008 primarily due to sales declines in Asia. We estimate that worldwide average price increases during the second quarter and the first six months of 2009 were approximately 3.4% and 4.1%, respectively. Consolidated net sales of tractors and combines, which comprised approximately 71% and 70% of our net sales in the second quarter and first six months of 2009, respectively, decreased approximately 27% and 22% in the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. Unit sales of tractors and combines decreased approximately 24% and 17% during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Three Months Ended
	June 30,
	2009		2008
		% of		% of
	$	Net sales(1)	$	Net sales
Gross profit	$291.5	16.2%	$428.2	17.9%
Selling, general and administrative expenses	154.2	8.6%	181.0	7.6%
Engineering expenses	52.1	2.9%	53.0	2.2%
Restructuring and other infrequent expenses	2.8	0.2%	0.1	—
Amortization of intangibles	4.6	0.3%	5.0	0.2%

Income from operations	$77.8	4.3%	$189.1	7.9%

	Six Months Ended
	June 30,
	2009		2008
		% of		% of
	$	Net sales(1)	$	Net sales
Gross profit	$563.8	16.7%	$743.4	17.8%
Selling, general and administrative expenses	315.8	9.4%	351.6	8.4%
Engineering expenses	100.1	3.0%	98.4	2.4%
Restructuring and other infrequent expenses	2.8	0.1%	0.2	—
Amortization of intangibles	8.7	0.3%	9.9	0.2%

Income from operations	$136.4	4.0%	$283.3	6.8%

(1)	Rounding may impact summation of certain amounts.
     Gross profit as a percentage of net sales decreased during the second quarter and the first six months of 2009 compared to the prior year primarily due to lower production volumes and a weaker sales mix, partially offset by reduced workforce levels and cost control initiatives. Sales mix impacted margins primarily in South America due to a shift in demand to low horsepower tractors away from high horsepower tractors and combines. Unit production of tractors and combines during the second quarter and first six months of 2009 was approximately 35% and 21% lower, respectively, than the comparable periods in 2008. Production in the second half of the year is expected to remain significantly below 2008 levels, which will negatively impact sales and gross margins for the remainder of the year compared to 2008. We recorded approximately $0.0 million and $0.5 million of stock compensation expense, within cost of goods sold, during the second quarter and first six months of 2009, respectively, compared to $0.2 million and $0.4 million, respectively, of stock compensation expense for the comparable periods in 2008, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during the second quarter and first six months of 2009 compared to the same periods in 2008 primarily due to the decline in net sales. Engineering expenses increased during the first six months of 2009 compared to the prior year period primarily due to higher spending to fund new products and product improvements. We recorded approximately $2.3 million and $8.2 million of stock compensation expense, within SG&A, during the second quarter and first six months of 2009, respectively, compared to $8.4 million and $14.8 million, respectively, of stock compensation expense for the comparable periods in 2008, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     We recorded restructuring and other infrequent expenses of approximately $2.8 million during the first six months of 2009, primarily related to severance and other related costs associated with the rationalization of our operations in the United States, the United Kingdom and Finland. We recorded

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

restructuring and other infrequent expenses of approximately $0.2 million during the first six months of 2008, primarily related to severance costs associated with the rationalization of our Valtra sales office located in France. See Note 3 to our Condensed Consolidated Financial Statements for further discussion of restructuring activities.
     Interest expense, net was $11.7 million and $23.4 million for the second quarter and first six months of 2009, respectively, compared to $9.0 million and $17.6 million, respectively, for the comparable periods in 2008. The increase was primarily due to increased utilization of export financing lines in Brazil.
     Other expense, net was $8.3 million and $14.8 million during the second quarter and first six months of 2009, respectively, compared to $9.6 million and $15.6 million, respectively, for the same periods in 2008. Losses on sales of receivables, primarily under our securitization facilities, were $5.2 million and $10.2 million in the second quarter and first six months of 2009, respectively, compared to $8.3 million and $14.5 million, respectively, for the same periods in 2008. The decrease was primarily due to a reduction in interest rates in 2009 compared to 2008. In addition, there were foreign exchange losses in the second quarter and first six months of 2009 compared to foreign exchange gains in the same periods in 2008.
     We recorded an income tax provision of $14.4 million and $28.8 million for the second quarter and first six months of 2009, respectively, compared to $55.5 million and $85.3 million, respectively, for the comparable periods in 2008. The effective tax rate was 24.9% and 29.3% for the second quarter and first six months of 2009, respectively, compared to 32.6% and 34.1%, respectively, in the comparable prior year periods. Our effective tax rate was lower in the second quarter and first six months of 2009, primarily due to improvement in the performance of our operations in the United States in 2009 for which no tax provision or benefit is being recorded.
     Equity in net earnings of affiliates was $13.6 million for the second quarter of 2009 compared to $14.6 million for the comparable period in 2008. For the first six months of 2009, equity in net earnings from affiliates was approximately $21.9 million compared to $23.6 million for the same period in 2008.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $3.9 million as of December 31, 2008, and will gradually be eliminated over time. As of June 30, 2009, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $215.2 million compared to $187.8 million as of December 31, 2008. The total finance portfolio in our retail finance joint ventures was approximately $5.3 billion and $4.8 billion as of June 30, 2009 and December 31, 2008, respectively. The total finance portfolio as of June 30, 2009 included approximately $5.0 billion of retail receivables and $0.3 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2008 included approximately $4.6 billion of retail receivables and $0.2 billion of wholesale

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

receivables from AGCO dealers. The wholesale receivables were either transferred to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the first six months of 2009, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $17.8 million compared to $15.8 million for the same period of 2008.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was $1.3 billion as of June 30, 2009 compared to $1.2 billion as of December 31, 2008. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility and accounts receivable securitization facilities.
     We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:
•	Our $300 million multi-currency revolving credit facility expires in May 2013 (no amounts were outstanding as of June 30, 2009).

•	Our €200.0 million (or approximately $280.7 million) 6 7/8% senior subordinated notes mature in 2014.

•	Our $201.3 million 1 3/4% convertible senior subordinated notes may be required to be repurchased on December 31, 2010 (see further discussion below). Our $201.3 million 1 1/4% convertible senior subordinated notes may be required to be repurchased on December 15, 2013.

•	Our $490.4 million securitization facilities (with aggregate outstanding funding of $482.2 million as of June 30, 2009) expire in December 2013 (our U.S. and Canadian securitization facilities) and in October 2011 (our European securitization facility). The securitization facilities are also subject to annual renewal.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Current Facilities
     Our $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033 issued in June 2005 provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. Refer to the Company’s Form 10-K for the year ended December 31, 2008 for a full description of these notes.
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036 issued in December 2006 provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Refer to the Company’s Form 10-K for the year ended December 31, 2008 for a full description of these notes.
     Holders may also require us to repurchase all or a portion of our convertible senior subordinated notes upon a fundamental change, as defined in the indentures, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6 7/8% senior subordinated notes due 2014.
     As of June 30, 2009 the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending June 30, 2009, and, therefore, we classified the notes as a current liability. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources. Future classification of the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 1, 6 and 9 of the Company’s Condensed Consolidated Financial Statements for further discussion.
     Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of June 30, 2009, we had no outstanding borrowings under the facility. As of June 30, 2009, we had availability to borrow approximately $290.6 million under the facility.
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
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity in the United Kingdom. The United States and Canadian securitization facilities expire in December 2013 and the European facility expires in October 2011, but each is subject to annual renewal. As of June 30, 2009, the aggregate amount of these facilities was $490.4 million. The outstanding funded balance of $482.2 million as of June 30, 2009 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows
     Cash flows used in operating activities were $267.5 million for the first six months of 2009 compared to cash provided by operating activities of $61.3 million for the first six months of 2008. The use of cash during the first six months of 2009 was primarily due to lower net income, seasonal increases in working capital and decreases in accounts payable driven by reduced production levels.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,047.9 million in working capital at June 30, 2009, as compared with $1,026.7 million at December 31, 2008 and $926.6 million at June 30, 2008. Accounts receivable and inventories, combined, at June 30, 2009 were $154.2 million higher than at December 31, 2008 and relatively flat compared to June 30, 2008. In order to reduce inventory levels from that of June 30, 2009, production levels are expected to be lower during the second half of 2009 compared to the comparable prior year period.
     Capital expenditures for the first six months of 2009 were $101.5 million compared to $99.7 million for the first six months of 2008. We anticipate that capital expenditures for the full year of 2009 will range from approximately $250.0 million to $275.0 million and will primarily be used to support our manufacturing operations, systems initiatives, and to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 22.7% at June 30, 2009, compared to 24.8% at December 31, 2008.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     At June 30, 2009, we were obligated under certain circumstances to purchase, through the year 2010, up to $0.9 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment, will not materially impact our consolidated financial position or results of operations.
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
     At June 30, 2009, we guaranteed indebtedness owed to third parties of approximately $51.1 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At June 30, 2009, we had outstanding foreign exchange contracts with a notional amount of approximately $1,044.5 million. The outstanding contracts as

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

of June 30, 2009 range in maturity through December 2009. Gains and Losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $12.1 million and $13.9 million against our outstanding balance of Brazilian VAT taxes receivable as of June 30, 2009 and December 31, 2008, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
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
OUTLOOK
     The unstable global economy has created significant uncertainty about market conditions, and worldwide industry demand for farm equipment is expected to remain weak for the remainder of 2009. In North America, market demand is expected to decline with the largest reduction in compact and utility tractors. In South America, dry weather conditions and a reduction in planted acreage and crop production are expected to produce significantly lower industry retail volumes. Lower farm income in Europe is expected to drive reduced industry retail sales in 2009, with the weakest markets being Central and Eastern Europe and Russia.
     For the full year of 2009, we expect a decline in earnings compared to the full year of 2008 primarily due to lower sales and production volumes and increased engineering expenses for new product development and Tier 4 emission requirements. The impacts from production cuts and working capital reduction will decrease our earnings in the second half of 2009.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments, and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “General,” “Statements of Operations,” “Retail Finance Joint Ventures,” “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand, market and weather conditions, farm incomes, land values, general economic outlook, commodity prices, planted acreage, crop production, availability of financing, production levels, gross margins, engineering expenses, earnings, net sales, guarantees of indebtedness, compliance with loan covenants, equipment resales, future capital expenditures and indebtedness requirements and working capital needs are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.
     These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:
•	general economic and capital market conditions;

•	availability of credit to our customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	cost of steel and other raw materials;

•	performance of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.
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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2009 and 2008, we designated certain foreign currency option and forward contracts as cash flow hedges of forecasted sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the six months ended June 30, 2009 and 2008 was approximately $(13.5) million and $11.1 million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2009 range in maturity through December 2009.
     Generally, we have not required collateral from counterparties, nor have we historically been asked to post collateral with respect to hedging transactions, with the following exception. During 2009 and 2008, we deposited cash with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of June 30, 2009 and December 31, 2008, the amount deposited was approximately $7.3 million and $33.8 million, respectively, and was classified as “Restricted cash” in the Company’s Condensed Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.

     In previous years, we provided a table that summarized all of our foreign currency derivative contracts used to hedge foreign currency exposures, which included disclosure of notional amounts as well as fair value gains and losses on such hedges denoted by foreign currency. Effective first quarter of 2009 and prospectively, we are disclosing market risk, as it relates to our foreign currency exchange rate risk, using a sensitivity model, where we analyze the impact on all outstanding foreign currency derivative contracts of a 10% weakening of the applicable functional currency relative to other foreign currencies. We believe this provides better clarity of risk related to our foreign currency derivative instruments.
     Assuming a 10% weakening of the functional currency relative to other foreign currencies, the fair value loss on the foreign currency derivative instruments would have increased by approximately $68.7 million as of June 30, 2009. Using the same sensitivity analysis as of June 30, 2008, the fair value loss on such instruments would have increased by approximately $2.8 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the derivative contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the six months ended June 30, 2009 would have increased by approximately $1.2 million.
     We had no interest rate swap contracts outstanding during the six months ended June 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of stockholders was held on April 23, 2009. The following matters were voted upon and the results of the voting were as follows:
(1)	To elect three directors to serve as Class II directors until the annual meeting in 2012 or until their successors have been duly elected and qualified. The nominees, Messrs. Benson, Shaheen and Visser, were elected to the Company’s board of directors. The results follow:

Nominee	Affirmative Votes	Withheld Votes

P. George Benson	73,613,231	6,704,893
Gerald L. Shaheen	52,091,230	28,226,894
Hendrikus Visser	73,469,824	6,848,300
(2)	To ratify the appointment of the Company’s independent registered public accounting firm for 2009. The results follow:

For	Against	Abstain

79,784,514	513,542	20,068

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant

Date: August 7, 2009	/s/ Andrew H. Beck Andrew H. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)