Form 10-Q
period 2009-09-30
AGCO CORP /DE
filed 2009-11-06
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended September 30, 2009
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
     As of October 31, 2009, AGCO Corporation had 92,451,944 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$218.4	$512.2
Restricted cash	4.8	33.8
Accounts and notes receivable, net	785.0	815.6
Inventories, net	1,444.5	1,389.9
Deferred tax assets	44.3	56.6
Other current assets	195.7	197.1

Total current assets	2,692.7	3,005.2
Property, plant and equipment, net	933.1	811.1
Investment in affiliates	322.9	275.1
Deferred tax assets	36.6	29.9
Other assets	95.4	69.6
Intangible assets, net	172.7	176.9
Goodwill	643.5	587.0

Total assets	$4,896.9	$4,954.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$0.1
Convertible senior subordinated notes	191.1	—
Accounts payable	618.1	1,027.1
Accrued expenses	752.8	799.8
Other current liabilities	59.7	151.5

Total current liabilities	1,621.7	1,978.5
Long-term debt, less current portion	458.5	625.0
Pensions and postretirement health care benefits	173.9	173.6
Deferred tax liabilities	106.7	108.1
Other noncurrent liabilities	77.9	49.6

Total liabilities	2,438.7	2,934.8

Commitments and contingencies (Note 16)

Temporary Equity:
Equity component of redeemable convertible senior subordinated notes	10.2	—

Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2009 and 2008	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 92,451,944 and 91,844,193 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	0.9	0.9
Additional paid-in capital	1,063.3	1,067.4
Retained earnings	1,484.3	1,382.1
Accumulated other comprehensive loss	(107.5)	(436.1)

Total AGCO Corporation stockholders’ equity	2,441.0	2,014.3

Noncontrolling interests	7.0	5.7

Total stockholders’ equity	2,448.0	2,020.0

Total liabilities, temporary equity and stockholders’ equity	$4,896.9	$4,954.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2009	2008
Net sales	$1,403.7	$2,085.4
Cost of goods sold	1,162.3	1,705.3

Gross profit	241.4	380.1

Selling, general and administrative expenses	155.5	183.5
Engineering expenses	46.3	49.8
Restructuring and other infrequent expenses	1.0	0.1
Amortization of intangibles	4.6	5.0

Income from operations	34.0	141.7

Interest expense, net	10.5	5.7
Other expense, net	5.7	2.9

Income before income taxes and equity in net earnings of affiliates	17.8	133.1

Income tax provision	14.8	42.7

Income before equity in net earnings of affiliates	3.0	90.4

Equity in net earnings of affiliates	7.0	8.6

Net income	10.0	99.0

Net loss attributable to noncontrolling interests	1.1	—

Net income attributable to AGCO Corporation and subsidiaries	$11.1	$99.0

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.12	$1.08

Diluted	$0.12	$1.01

Weighted average number of common and common equivalent shares outstanding:
Basic	92.3	91.7

Diluted	94.8	98.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2009	2008
Net sales	$4,777.9	$6,267.4
Cost of goods sold	3,972.7	5,143.9

Gross profit	805.2	1,123.5

Selling, general and administrative expenses	471.3	535.1
Engineering expenses	146.4	148.2
Restructuring and other infrequent expenses	3.8	0.3
Amortization of intangibles	13.3	14.9

Income from operations	170.4	425.0

Interest expense, net	33.9	23.3
Other expense, net	20.5	18.5

Income before income taxes and equity in net earnings of affiliates	116.0	383.2

Income tax provision	43.6	128.0

Income before equity in net earnings of affiliates	72.4	255.2

Equity in net earnings of affiliates	28.9	32.2

Net income	101.3	287.4

Net loss attributable to noncontrolling interests	0.9	—

Net income attributable to AGCO Corporation and subsidiaries	$102.2	$287.4

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$1.11	$3.13

Diluted	$1.09	$2.91

Weighted average number of common and common equivalent shares outstanding:
Basic	92.2	91.7

Diluted	93.5	98.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to AGCO Corporation and subsidiaries	$102.2	$287.4

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	91.0	95.0
Deferred debt issuance cost amortization	2.1	2.5
Amortization of intangibles	13.3	14.9
Amortization of debt discount	11.3	10.6
Stock compensation	11.3	21.8
Equity in net earnings of affiliates, net of cash received	(14.5)	(18.8)
Deferred income tax provision	(7.9)	2.8
Gain on sale of property, plant and equipment	(0.3)	(0.2)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	71.4	(72.0)
Inventories, net	55.2	(391.4)
Other current and noncurrent assets	16.3	(56.0)
Accounts payable	(413.6)	50.8
Accrued expenses	(83.5)	113.6
Other current and noncurrent liabilities	(16.5)	(13.1)

Total adjustments	(264.4)	(239.5)

Net cash (used in) provided by operating activities	(162.2)	47.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(149.4)	(155.5)
Proceeds from sale of property, plant and equipment	1.8	3.0
Investments in unconsolidated affiliates	(1.1)	(0.4)
Restricted cash and other	32.2	—

Net cash used in investing activities	(116.5)	(152.9)

Cash flows from financing activities:
(Repayment of) proceeds from debt obligations, net	(55.5)	12.7
Proceeds from issuance of common stock	—	0.3
Payment of minimum tax withholdings on stock compensation	(5.2)	(3.2)
Payment of debt issuance costs	—	(1.3)
Investments by noncontrolling interests	1.3	—

Net cash (used in) provided by financing activities	(59.4)	8.5

Effect of exchange rate changes on cash and cash equivalents	44.3	(36.1)

Decrease in cash and cash equivalents	(293.8)	(132.6)
Cash and cash equivalents, beginning of period	512.2	582.4

Cash and cash equivalents, end of period	$218.4	$449.8

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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”), which stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have an impact on the Company’s consolidated financial position or results of operations.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. SFAS No. 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption of SFAS No. 167 is prohibited. The adoption of the standard could impact the consolidation or deconsolidation of certain of the Company’s joint ventures. The Company is currently evaluating the potential impact of the adoption of SFAS No. 167 on its consolidated financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’ ” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS No. 166 on its accounts receivable securitization facilities in the United States, Canada and Europe, as well as other financing facilities around the world (as are more fully

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

described in Notes 13 and 16). Upon adoption of SFAS No. 166, the Company may be required to recognize such receivables within its consolidated balance sheets with a corresponding liability equivalent to the funded balance of the facilities.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”), as included in ASC 855-10-50. SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The Standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of SFAS No. 165 did not have an impact on the Company’s financial position or results of operations. The Company evaluated subsequent events through November 6, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4, as included in ASC 820, “Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. Additionally, FSP SFAS 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP SFAS 157-4 did not have an impact on the Company’s results of operations or financial position.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, as included in ASC 825-10-50, “Financial Instruments,” require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim and annual financial statements. Prior to the FSP, fair value for these assets and liabilities was only disclosed annually. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s results of operations or financial position (Note 6).
     In December 2008, the FASB affirmed FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP FAS 132(R)-1, as included in ASC 715-20-50, “Compensation-Retirement Benefits,” requires additional disclosures about assets held in an employer’s defined benefit pension or postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the disclosure requirements for its fiscal year ended December 31, 2009.
      In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP, as included in ASC 470-20, “Debt,” requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in ASC 250, “Accounting Changes and Error Corrections.” The adoption of the FSP on January 1, 2009 impacted the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the lives of the convertible notes. The resulting amortization resulted in a significant increase in interest expense and, therefore, reduced net income and basic and diluted earnings per share within the Company’s Condensed Consolidated Statements of Operations. On January 1, 2009, the Company reduced its “Retained earnings” and convertible senior subordinated notes balance included within “Long-term debt” by approximately $37.2 million and $57.0 million, respectively, and increased its “Additional paid-in capital” balance by approximately $94.2 million. Due to a tax valuation allowance established in the United States, there was no deferred tax impact upon adoption. In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated to reflect the adoption of the standard (Note 6).
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161, as included in ASC 815, “Derivatives and Hedging,” is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009.
     In accordance with ASC 810-10-50, “Consolidations” (“ASC 810-10-50”), the Company has reported all noncontrolling interests as “equity” within its Condensed Consolidated Balance Sheets. The Company has disclosed net income for both AGCO and its subsidiaries and its noncontrolling interests on the Company’s Condensed Consolidated Statements of Operations. The calculation of earnings per share is based on amounts attributable to AGCO Corporation and its subsidiaries (Note 2).
2. CONSOLIDATED JOINT VENTURES
     GIMA is a joint venture between AGCO and Claas Tractor SAS to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership interest in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. The Company determined that it was the primary beneficiary of the joint venture under the requirements of FIN 46(R) (or ASC 810-10-25 “ Consolidations”) due to the fact that the Company purchases a majority of the production output, and, thus, absorbs a majority of the gains or losses associated with the joint venture.
     The Company adopted the provisions of SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements,” as included in ASC 810-10-50, on January 1, 2009 and, thus, reclassified the noncontrolling interest related to GIMA of approximately $6.0 million as of January 1, 2009 from “Other noncurrent liabilities” to a component of equity within the Company’s Condensed Consolidated Financial Statements. The Company’s other consolidated joint venture was established in January 2009 and is immaterial to the Company’s financial position and results of operations. Refer to Note 12 for further details of the Company’s other comprehensive income (loss) attributable to AGCO Corporation and its subsidiaries, and the noncontrolling interests discussed above.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During the third quarter of 2009, the Company recorded restructuring and other infrequent expenses of approximately $1.0 million. These charges primarily related to severance and other related costs associated with the Company’s rationalization of its operations in the United States, the United Kingdom and Finland. The Company recorded restructuring and other infrequent expenses of approximately $2.8 million associated with these rationalizations during the second quarter of 2009. The rationalizations will result in the termination of approximately 332 employees. Approximately $2.8 million of severance and other related costs had been paid as of September 30, 2009, and 257 of the employees had been terminated. The remaining $1.0 million of severance and other related costs accrued as of September 30, 2009 are expected to be paid during the remainder of 2009 and early 2010.
     During the second quarter of 2007, the Company announced the closure of its Valtra sales office located in France. The closure resulted in the termination of approximately 15 employees. The Company recorded $0.2 million of severance and other facility closure costs associated with this closure during the nine months ended September 30, 2008. As of September 30, 2008, all accrued severance and other facility closure costs had been paid and all of the employees had been terminated.
4. STOCK COMPENSATION PLANS
     The Company recorded stock compensation expense as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of goods sold	$0.1	$0.3	$0.6	$0.7
Selling, general and administrative expenses	2.8	6.5	11.0	21.3

Total stock compensation expense	$2.9	$6.8	$11.6	$22.0

     Stock Incentive Plans
     Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 5.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company.
     Employee Plans
     The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2009 and 2008 was $21.55 and $57.12, respectively.
     During the nine months ended September 30, 2009, the Company granted 1,238,000 awards for the three-year performance period commencing in 2009 and ending in 2011, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2009 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Shares awarded but not earned at January 1	1,446,168
Shares awarded	1,238,000
Shares forfeited or unearned	(55,112)
Shares earned	—

Shares awarded but not earned at September 30	2,629,056

     As of September 30, 2009, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $10.1 million, and the weighted average period over which it is expected to be recognized is approximately one year.
     During the three and nine months ended September 30, 2009, the Company recorded stock compensation expense of approximately $0.6 million and $1.8 million, respectively, associated with stock settled stock appreciation rights (“SSAR”) awards. During the three and nine months ended September 30, 2008, the Company recorded stock compensation expense of approximately $0.5 million and $1.3 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the nine months ended September 30, 2009 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted and the weighted average assumptions under the Black-Scholes option model were as follows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008

Weighted average grant date fair value	$7.46	$17.90

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	1.6%	2.7%
Expected volatility	45.3%	38.0%
Expected dividend yield	—	—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     SSAR transactions during the nine months ended September 30, 2009 were as follows:

SSARs outstanding at January 1	415,791
SSARs granted	300,500
SSARs exercised	—
SSARs canceled or forfeited	(6,750)

SSARs outstanding at September 30	709,541

SSAR price ranges per share:
Granted	$21.45-29.23
Exercised	—
Canceled or forfeited	23.80-56.98

Weighted average SSAR exercise prices per share:
Granted	$21.59
Exercised	—
Canceled or forfeited	32.52
Outstanding at September 30	31.08
     At September 30, 2009, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of September 30, 2009, the total compensation cost related to unvested SSARs not yet recognized was approximately $4.3 million and the weighted-average period over which it is expected to be recognized is approximately two years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	September 30,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2009	Price
$21.45 – $24.61	422,250	5.5	$22.17	87,937	$23.73
$26.00 – $37.38	182,953	4.4	$36.90	79,938	$37.11
$51.82 – $66.20	104,338	5.3	$56.92	26,975	$56.92

	709,541			194,850	$33.82

     The total fair value of SSARs vested during the nine months ended September 30, 2009 was $1.6 million. There were 514,691 SSARs that were not vested as of September 30, 2009. The total intrinsic value of outstanding and exercisable SSARs as of September 30, 2009 was $2.3 million and $0.3 million, respectively.
     Director Restricted Stock Grants
     The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The April 23, 2009 grant equated to 38,130 shares of common stock, of which 26,388 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.9 million during the second quarter of 2009 associated with these grants.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     As of September 30, 2009, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.8 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
     Stock Option Plan
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the nine months ended September 30, 2009 were as follows:

Options outstanding and exercisable at January 1	53,600
Options granted	—
Options exercised	(1,425)
Options canceled or forfeited	—

Options outstanding and exercisable at September 30	52,175

Options available for grant at September 30	1,935,437

Option price ranges per share:
Granted	$—
Exercised	11.00-15.12
Canceled or forfeited	—

Weighted average option exercise prices per share:
Granted	$—
Exercised	12.23
Canceled or forfeited	—
Outstanding at September 30	14.82
     At September 30, 2009, the outstanding and exercisable options had a weighted average remaining contractual life of approximately two years and an aggregate intrinsic value of approximately $0.7 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	Options Outstanding and Exercisable
	as of September 30, 2009
		Weighted Average	Weighted
		Remaining	Average
	Number of	Contractual Life	Exercise
Range of Exercise Prices	Shares	(Years)	Price
$10.06 – $11.63	13,900	1.1	$11.51
$15.12 – $20.85	38,275	2.2	$16.02

	52,175		$14.82

     The total intrinsic value of options exercised during the nine months ended September 30, 2009 was less than $0.1 million. Cash received from stock option exercises was less than $0.1 million for the nine months ended September 30, 2009. The Company did not realize a tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2009 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2008	$33.2	$88.4	$52.9	$174.5
Foreign currency translation	—	15.0	2.5	17.5

Balance as of September 30, 2009	$33.2	$103.4	$55.4	$192.0

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2008	$8.4	$45.4	$38.2	$92.0
Amortization expense	0.8	7.0	5.5	13.3
Foreign currency translation	—	8.3	1.9	10.2

Balance as of September 30, 2009	$9.2	$60.7	$45.6	$115.5

	Trademarks
	and
	Tradenames
Unamortized intangible assets:
Balance as of December 31, 2008	$94.4
Foreign currency translation	1.8

Balance as of September 30, 2009	$96.2

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2009 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2008	$3.1	$141.6	$442.3	$587.0
Adjustments related to income taxes	—	—	(6.9)	(6.9)
Foreign currency translation	—	43.3	20.1	63.4

Balance as of September 30, 2009	$3.1	$184.9	$455.5	$643.5

     Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.
     During the nine months ended September 30, 2009, the Company reduced goodwill by approximately $6.9 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

6. INDEBTEDNESS
     Indebtedness consisted of the following at September 30, 2009 and December 31, 2008 (in millions):

	September 30,	December 31,
	2009	2008
6 7/8% Senior subordinated notes due 2014	$292.7	$279.4
1 3/4% Convertible senior subordinated notes due 2033	191.1	185.3
1 1/4% Convertible senior subordinated notes due 2036	165.7	160.3
Other long-term debt	0.1	0.1

	649.6	625.1
Less: Current portion of long-term debt	—	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(191.1)	—

Total indebtedness, less current portion	$458.5	$625.0

     The Company’s $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes.
     The Company’s $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes.
     In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated, which resulted in an adjustment of the following amounts (in millions, except per share amounts):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Condensed Consolidated Balance Sheet	As Previously
as of December 31, 2008	Reported	Adjustment	As adjusted
Long-term debt, less current portion	$682.0	$(57.0)	$625.0
Additional paid-in capital	$973.2	$94.2	$1,067.4
Retained earnings	$1,419.3	$(37.2)	$1,382.1

Condensed Consolidated Statement of Operations
for the Three Months Ended September 30, 2008
Interest expense	$2.1	$3.6	$5.7
Net income attributable to AGCO and subsidiaries	$102.6	$(3.6)	$99.0

Net income per common share attributable to AGCO and subsidiaries:
Basic	$1.12	$(0.04)	$1.08
Diluted	$1.04	$(0.03)	$1.01

Condensed Consolidated Statement of Operations
for the Nine Months Ended September 30, 2008
Interest expense	$12.7	$10.6	$23.3
Net income attributable to AGCO and subsidiaries	$298.0	$(10.6)	$287.4

Net income per common share attributable to AGCO and subsidiaries:
Basic	$3.25	$(0.12)	$3.13
Diluted	$3.01	$(0.10)	$2.91
     The following table sets forth as of September 30, 2009 and December 31, 2008 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes (in millions):

	September 30,	December 31,
	2009	2008
1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$39.9	$39.9

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(10.2)	(16.0)

Net carrying amount	$191.1	$185.3

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(35.6)	(41.0)

Net carrying amount	$165.7	$160.3

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
1 3/4% Convertible senior subordinated notes:
Interest expense	$2.8	$2.7	$8.5	$8.2

1 1/4% Convertible senior subordinated notes:
Interest expense	$2.4	$2.3	$7.3	$7.0

     The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for the three and nine months ended September 30, 2009 and 2008 was 6.1% for both notes. The unamortized discount for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will be amortized through December 2010 and December 2013, respectively, as these are the earliest dates the notes holders can require the Company to repurchase the notes.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of September 30, 2009, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2009, and, therefore, the Company classified the notes as a current liability. In accordance with Accounting Standards Update No. 2009-04, “Accounting for Redeemable Equity Instruments,” the Company also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity.” The amount classified as “temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Future classification of both notes between current and long-term debt and classification of the equity component of both notes as “temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s $300.0 million multi-currency revolving credit facility or a combination of these sources.
     At September 30, 2009, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $281.0 million, $274.7 million and $194.2 million, respectively, compared to their carrying values of $292.7 million, $191.1 million and $165.7 million, respectively. At December 31, 2008, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $171.5 million, $230.4 million and $145.4 million, respectively, compared to their carrying values of $279.4 million, $185.3 million and $160.3 million, respectively.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The Company is selling certain export accounts receivables in Brazil to various financial institutions under a special export financing program. These facilities do not meet the criteria for off-balance sheet treatment pursuant to the guidelines of ASC 860, “Transfers and Servicing”. The amounts received and outstanding from these facilities as of September 30, 2009 and December 31, 2008 were approximately $0.1 million and $42.4 million, respectively, and are included in “Other current liabilities” within the Company’s Condensed Consolidated Balance Sheets.
7. INVENTORIES
     Inventories at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008
Finished goods	$641.2	$484.9
Repair and replacement parts	394.2	396.1
Work in process	127.8	130.5
Raw materials	281.3	378.4

Inventories, net	$1,444.5	$1,389.9

8. PRODUCT WARRANTY
     The warranty reserve activity for the three and nine months ended September 30, 2009 and 2008 consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$190.4	$206.8	$183.4	$167.1
Accruals for warranties issued during the period	25.7	34.0	92.4	123.0
Settlements made (in cash or in kind) during the period	(38.6)	(37.1)	(101.6)	(96.9)
Foreign currency translation	6.3	(16.9)	9.6	(6.4)

Balance at September 30	$183.8	$186.8	$183.8	$186.8

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $162.8 million and $164.3 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, respectively. Approximately $21.0 million and $19.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, respectively.
9. NET INCOME PER COMMON SHARE
     Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$11.1	$99.0	$102.2	$287.4

Weighted average number of common shares outstanding	92.3	91.7	92.2	91.7

Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.12	$1.08	$1.11	$3.13

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries for purposes of computing diluted net income per share	$11.1	$99.0	$102.2	$287.4

Weighted average number of common shares outstanding	92.3	91.7	92.2	91.7
Dilutive stock options, performance share awards and restricted stock awards	0.2	0.2	0.1	0.2
Weighted average assumed conversion of contingently convertible senior subordinated notes	2.3	6.4	1.2	7.0

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	94.8	98.3	93.5	98.9

Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.12	$1.01	$1.09	$2.91

     There were SSARs to purchase approximately 0.3 million shares of the Company’s common stock for both the three and nine months ended September 30, 2009 and approximately 0.1 million shares of the Company’s common stock for both the three and nine months ended September 30, 2008 that were excluded from the calculation of diluted earnings per share because they had an antidilutive impact.
10. INCOME TAXES
     At September 30, 2009 and December 31, 2008, the Company had approximately $20.6 million and $20.1 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of September 30, 2009 and December 31, 2008, the Company had approximately $9.0 million and $7.6 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 30, 2009 and December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.7 million and $1.8 million, respectively.

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
Foreign Currency Risk
     The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound.
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
     The foreign currency option and forward contracts’ fair value measurements fall within the Level 2 fair value hierarchy under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.
     The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Company’s Board of Directors. The policy allows for the use of derivative instruments to hedge

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

exposures to movements in foreign currency and interest rates. The Company’s policy prohibits the use of derivative instruments for speculative purposes.
Cash Flow Hedges
     During 2009 and 2008, the Company designated certain foreign currency option and forward contracts as cash flow hedges of forecasted sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The ineffective portion of outstanding derivatives as of September 30, 2009 was immaterial. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the nine months ended September 30, 2009 and 2008 was approximately ($14.5) million and $20.0 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2009 range in maturity through December 2009.
     The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives held by the Company during the nine months ended September 30, 2009 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net losses as of December 31, 2008	$(54.1)	$(17.4)	$(36.7)
Net changes in fair value of derivatives	36.2	14.1	22.1
Net losses reclassified from accumulated other comprehensive income (loss) into income	18.0	3.5	14.5

Accumulated derivative net gains (losses) as of September 30, 2009	$0.1	$0.2	$(0.1)

     As of September 30, 2009, the Company had outstanding foreign exchange contracts with a notional amount of approximately $94.2 million that were entered into to hedge forecasted sale transactions.
Derivative Transactions Not Designated as Hedging Instruments
     During 2009 and 2008, the Company entered into forward contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These forward contracts were classified as non-designated derivative instruments.
     As of September 30, 2009, the Company had outstanding foreign exchange forward contracts with a notional amount of approximately $1,027.4 million that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments and changes in the fair value of these contracts are reported in other expense, net. For the three months and nine months ended September 30, 2009, the Company recorded a net loss of approximately $40.3 million and a net gain of approximately $26.8 million, respectively, related to these forward contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The table below sets forth the fair value of derivative instruments as of September 30, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	As of September 30, 2009		As of September 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.0	Other current liabilities	$—

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other current assets	9.5	Other current liabilities	4.3

Total derivative instruments		$10.5		$4.3

Counterparty Risk
     The Company generally has not required collateral from counterparties, nor has the Company historically been asked to post collateral with respect to hedging transactions, with the following exception. During 2009 and 2008, the Company deposited cash with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of September 30, 2009 and December 31, 2008, the amount deposited was approximately $4.8 million and $33.8 million, respectively, and was classified as “Restricted cash” in the Company’s Condensed Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

12. CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
     The following table sets forth changes in equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the nine months ended September 30, 2009 (in millions):

	AGCO Corporation and subsidiaries
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2008	$0.9	$1,067.4	$1,382.1	$(436.1)	$5.7	$2,020.0
Stock compensation	—	11.4	—	—	—	11.4
Issuance of performance award stock	—	(5.3)	—	—	—	(5.3)
Reclassification to temporary equity — Equity component of convertible senior subordinated notes	—	(10.2)	—	—	—	(10.2)
Investments by noncontrolling interests	—	—	—	—	1.3	1.3
Comprehensive income (loss):
Net income	—	—	102.2	—	(0.9)	101.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	287.1	0.9	288.0
Defined benefit pension plans	—	—	—	4.0	—	4.0
Unrealized gain on derivatives	—	—	—	36.6	—	36.6
Unrealized gain on derivatives held by affiliates	—	—	—	0.9	—	0.9

Balance, September 30, 2009	$0.9	$1,063.3	$1,484.3	$(107.5)	$7.0	$2,448.0

     Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interests
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$11.1	$99.0	$(1.1)	$—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	88.7	(312.2)	0.6	(0.7)
Defined benefit pension plans	1.4	1.3	—	—
Unrealized gain (loss) on derivatives	4.6	(27.2)	—	—
Unrealized gain on derivatives held by affiliates	0.1	0.3	—	—

Total comprehensive income (loss)	$105.9	$(238.8)	$(0.5)	$(0.7)

     Total comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interests
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$102.2	$287.4	$(0.9)	$—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	287.1	(150.5)	0.9	(0.2)
Defined benefit pension plans	4.0	3.9	—	—
Unrealized gain (loss) on derivatives	36.6	(19.1)	—	—
Unrealized gain (loss) on derivatives held by affiliates	0.9	(0.3)	—	—

Total comprehensive income (loss)	$430.8	$121.4	$—	$(0.2)

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

13. ACCOUNTS RECEIVABLE SECURITIZATION
     At September 30, 2009, the Company had accounts receivable securitization facilities in the United States, Canada and Europe totaling approximately $496.4 million. Under the securitization facilities, wholesale accounts receivable are sold on a revolving basis to commercial paper conduits either through a wholly-owned special purpose United States subsidiary or a QSPE in the United Kingdom. Due to the fact that the receivables sold to the commercial paper conduits are an insignificant portion of the conduits’ total asset portfolios and that such receivables are not siloed, consolidation is not appropriate as the Company does not absorb a majority of losses under such transactions. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and, thus, consolidation by the Company is not appropriate as the Company does not absorb a majority of losses under such transactions. Therefore, these facilities are accounted for as off-balance sheet transactions.
     Outstanding funding under these facilities totaled approximately $491.0 million at September 30, 2009 and $483.2 million at December 31, 2008. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. Losses on sales of receivables primarily from securitization facilities included in other expense, net were $1.5 million and $7.2 million for the three months ended September 30, 2009 and 2008, respectively, and $11.7 million and $21.6 million for the nine months ended September 30, 2009 and 2008, respectively. The losses are determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
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
     The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At September 30, 2009 and December 31, 2008, the fair value of the retained interest was approximately $115.1 million and $81.4 million, respectively. The retained interest fair value measurement falls within the Level 3 fair value hierarchy under ASC 820. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. The fair value was based upon calculating the estimated present value of the retained interest using a discount rate representing a spread over LIBOR and other key assumptions, such as historical collection experience.
     The following table summarizes the activity with respect to the fair value of the Company’s retained interest in receivables sold during the nine months ended September 30, 2009 (in millions):

Balance at December 31, 2008	$81.4
Realized losses	(0.1)
Purchases, issuances and settlements	33.8

Balance at September 30, 2009	$115.1

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

14. EMPLOYEE BENEFIT PLANS
     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2009 and 2008 are set forth below (in millions):

	Three Months Ended
	September 30,
Pension benefits	2009	2008
Service cost	$2.5	$3.0
Interest cost	8.9	11.3
Expected return on plan assets	(6.9)	(11.3)
Amortization of net actuarial loss and prior service cost	1.2	1.3

Net pension cost	$5.7	$4.3

Postretirement benefits	2009	2008
Interest cost	$0.4	$0.4
Amortization of unrecognized net loss	0.1	—

Net postretirement cost	$0.5	$0.4

     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2009 and 2008 are set forth below (in millions):

	Nine Months Ended
	September 30,
Pension benefits	2009	2008
Service cost	$7.5	$9.0
Interest cost	26.6	33.9
Expected return on plan assets	(20.7)	(33.9)
Amortization of net actuarial loss and prior service credit	3.8	4.1

Net pension cost	$17.2	$13.1

Postretirement benefits	2009	2008
Service cost	$0.1	$—
Interest cost	1.2	1.1
Amortization of prior service credit	(0.2)	(0.2)
Amortization of unrecognized net loss	0.3	0.2

Net postretirement cost	$1.4	$1.1

     During the nine months ended September 30, 2009, approximately $21.2 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2009 to its defined benefit pension plans will aggregate approximately $29.6 million. During the nine months ended September 30, 2009, the Company made approximately $1.4 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $2.0 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2009.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

15. SEGMENT REPORTING
     The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2009 and 2008 and assets as of September 30, 2009 and December 31, 2008 are as follows (in millions):

			Europe/Africa/
Three Months Ended	North	South	Middle	Asia/
September 30,	America	America	East	Pacific	Consolidated
2009
Net sales	$292.1	$331.6	$720.1	$59.9	$1,403.7
(Loss) income from operations	(2.8)	22.9	28.2	7.8	56.1
Depreciation	5.9	4.1	22.1	0.7	32.8
Capital expenditures	6.4	3.9	37.6	—	47.9

2008
Net sales	$440.4	$466.6	$1,108.8	$69.6	$2,085.4
Income from operations	4.7	41.0	110.8	12.1	168.6
Depreciation	6.6	5.4	18.7	0.8	31.5
Capital expenditures	8.2	5.8	41.8	—	55.8

			Europe/Africa/
Nine Months Ended	North	South	Middle	Asia/
September 30,	America	America	East	Pacific	Consolidated
2009
Net sales	$1,131.2	$738.0	$2,755.5	$153.2	$4,777.9
Income from operations	27.0	29.3	186.9	14.2	257.4
Depreciation	17.8	10.9	60.3	2.0	91.0
Capital expenditures	21.7	20.3	107.4	—	149.4

2008
Net sales	$1,273.8	$1,169.1	$3,639.1	$185.4	$6,267.4
(Loss) income from operations	(9.6)	111.9	383.6	25.8	511.7
Depreciation	19.9	16.1	56.6	2.4	95.0
Capital expenditures	19.2	10.6	125.7	—	155.5

Assets
As of September 30, 2009	$696.0	$564.7	$1,744.2	$152.8	$3,157.7
As of December 31, 2008	685.0	489.2	1,751.0	86.6	3,011.8

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Segment income from operations	$56.1	$168.6	$257.4	$511.7
Corporate expenses	(13.7)	(15.3)	(58.9)	(50.2)
Stock compensation expense	(2.8)	(6.5)	(11.0)	(21.3)
Restructuring and other infrequent expenses	(1.0)	(0.1)	(3.8)	(0.3)
Amortization of intangibles	(4.6)	(5.0)	(13.3)	(14.9)

Consolidated income from operations	$34.0	$141.7	$170.4	$425.0

	As of	As of
	September 30,	December 31,
	2009	2008
Segment assets	$3,157.7	$3,011.8
Cash and cash equivalents	218.4	512.2
Restricted cash	4.8	33.8
Receivables from affiliates	4.9	4.8
Investments in affiliates	322.9	275.1
Deferred tax assets	80.9	86.5
Other current and noncurrent assets	291.1	266.7
Intangible assets, net	172.7	176.9
Goodwill	643.5	587.0

Consolidated total assets	$4,896.9	$4,954.8

16. COMMITMENTS AND CONTINGENCIES
Off-Balance Sheet Arrangements
     Guarantees
     At September 30, 2009, the Company was obligated under certain circumstances to purchase through the year 2010 up to $0.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada Ltd., the Company’s retail finance joint ventures in North America, and end users. The Company also maintains a remarketing agreement with these joint ventures, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.
     At September 30, 2009, the Company guaranteed indebtedness owed to third parties of approximately $62.3 million, primarily related to dealer and end user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2014. The Company believes the credit risk associated with these guarantees is not material to its financial position. Losses under such guarantees have historically been insignificant. In addition, the Company would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Other
     Outstanding funding under the Company’s accounts receivable securitization facilities totaled approximately $491.0 million at September 30, 2009 and $483.2 million at December 31, 2008. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount and are accounted for as off-balance sheet transactions (Note 13).
     The Company sells certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of ASC 860 and has determined that these facilities should be accounted for as off-balance sheet transactions.
Legal Claims and Other Matters
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company has recorded a reserve of approximately $12.6 million and $13.9 million against its outstanding balance of Brazilian VAT taxes receivable as of September 30, 2009 and December 31, 2008, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
     During the three months ended September 30, 2009, the Company resolved inquiries by the SEC and the Department Of Justice (“DOJ”) relating to the Company’s sales of equipment to the Iraq government between 2000 and 2002 under the United Nations Oil for Food Program. As part of this resolution, the Company entered into a consent agreement with the SEC and a deferred prosecution agreement with the DOJ and paid approximately $19.9 million to the government consisting of disgorgement of profits arising from the sales together with related fines, penalties and interest. The Company also paid $0.6 million to the Danish authorities to resolve a related inquiry. The Company had reserved the full amount of these settlements during 2008 and the first six months of 2009. No further governmental inquiries are pending relating to the United Nations Oil for Food Program.
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
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2009, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $51.3 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
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
RESULTS OF OPERATIONS
     For the three months ended September 30, 2009, we generated net income of $11.1 million, or $0.12 per share, compared to net income of $99.0 million, or $1.01 per share, for the same period in 2008. For the first nine months of 2009, we generated net income of $102.2 million, or $1.09 per share, compared to net income of $287.4 million, or $2.91 per share, for the same period in 2008.
     Net sales during the third quarter and first nine months of 2009 were $1,403.7 million and $4,777.9 million, respectively, which were approximately 32.7% and 23.8% lower than the third quarter and first nine months of 2008, respectively, primarily due to sales decreases in all of our geographical segments as well as the unfavorable impact of currency translation. The volatility in commodity prices and the expectation of lower farm income contributed to a weaker demand in all our major markets.
     Income from operations during the third quarter of 2009 was $34.0 million compared to $141.7 million in the third quarter of 2008. Income from operations was $170.4 million for the first nine months of 2009 compared to $425.0 million for the same period in 2008. The decrease in income from operations during the third quarter and first nine months of 2009 was primarily due to decreased net sales, lower gross margins and unfavorable currency translation impacts.
     Income from operations decreased in our Europe/Africa/Middle East region in the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily due to decreased net sales, lower production levels, unfavorable currency translation impacts and increased engineering expenses. In the South America region, income from operations decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily due to lower net sales, lower production levels, unfavorable currency translation impacts and a shift in sales mix from higher horsepower tractors to lower horsepower tractors in Brazil. Income from operations in North America was lower in the third quarter of 2009 compared to the same period in 2008 primarily due to decreased production levels and the significant drop in sales due to dealer inventory de-stocking efforts. Income from operations in North America was higher in the first nine months of 2009 compared to the same period in 2008 primarily due to improved product margins, reduced warranty expense, cost control initiatives and currency benefits on imported products, partially offset by higher levels of engineering expenses. Income from operations in our Asia/Pacific region decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008 due to lower sales and unfavorable currency translation impacts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Retail Sales
     In North America, industry unit retail sales of tractors for the first nine months of 2009 decreased approximately 22% compared to the first nine months of 2008 resulting from decreases in industry unit retail sales of compact, utility and high horsepower tractors. Weakened conditions in residential construction, landscaping and the dairy sector have significantly reduced demand for compact and utility tractors. Industry unit retail sales of combines for the first nine months of 2009 were approximately 19% higher than the prior year period. The sales of high horsepower tractors and combines weakened in the third quarter of 2009 as commodity prices declined and farm income estimates were lowered. Our North American unit retail sales of tractors and combines were lower in the first nine months of 2009 compared to the first nine months of 2008.
     In Europe, industry unit retail sales of tractors for the first nine months of 2009 decreased approximately 14% compared to the first nine months of 2008 due to significantly lower retail volumes in most major European markets. During the third quarter of 2009, the decline in industry demand accelerated across Western Europe, including the two major markets of France and Germany. Lower commodity prices and the expectation of reduced farm income resulted in weaker demand. Industry unit retail sales in Eastern Europe and Russia declined significantly due to ongoing credit constraints. Our European unit retail sales of tractors for the first nine months of 2009 were lower when compared to the first nine months of 2008.
     South American industry unit retail sales of tractors in the first nine months of 2009 decreased approximately 22% over the prior year period. Industry unit retail sales of combines for the first nine months of 2009 were approximately 49% lower than the prior year period. Dry weather conditions and limited credit availability in South America, particularly in Argentina, and their impact on planted acreage and crop production contributed to the overall decrease in South American industry demand. Industry unit retail sales of tractors in the major market of Brazil decreased approximately 2% during the first nine months of 2009 compared to the same period in 2008. A Brazilian government-funded financing program for small tractors, as well as a new government-sponsored low-interest financing program for all equipment has supported sales in the Brazilian market, primarily in the low horsepower sector. Industry unit retail sales of tractors in Argentina decreased approximately 62% during the first nine months of 2009 compared to the prior year period. Our South American unit retail sales of tractors and combines were lower in the first nine months of 2009 compared to the same period in 2008.
     Outside of North America, Europe and South America, our net sales for the first nine months of 2009 were flat compared to the prior year period. Stronger sales in Australia and Africa, which both benefited from increased rainfall, were partially offset by lower sales in Asia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
     Net sales for the third quarter of 2009 were $1,403.7 million compared to $2,085.4 million for the same period in 2008. Net sales for the first nine months of 2009 were $4,777.9 million compared to $6,267.4 million for the prior year period. Foreign currency translation negatively impacted net sales by approximately $103.3 million, or 5.0%, in the third quarter of 2009 and by $622.1 million, or 9.9%, in the first nine months of 2009. The following table sets forth, for the three and nine months ended September 30, 2009 and 2008, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	September 30,		Change		translation
	2009	2008	$	%	$	%
North America	$292.1	$440.4	$(148.3)	(33.7)%	$(8.0)	(1.8)%
South America	331.6	466.6	(135.0)	(28.9)%	(39.4)	(8.4)%
Europe/Africa/Middle East	720.1	1,108.8	(388.7)	(35.1)%	(52.3)	(4.7)%
Asia/Pacific	59.9	69.6	(9.7)	(13.9)%	(3.6)	(5.2)%

	$1,403.7	$2,085.4	$(681.7)	(32.7)%	$(103.3)	(5.0)%

	Nine Months Ended				Change due to currency
	September 30,		Change		translation
	2009	2008	$	%	$	%
North America	$1,131.2	$1,273.8	$(142.6)	(11.2)%	$(46.7)	(3.7)%
South America	738.0	1,169.1	(431.1)	(36.9)%	(151.1)	(12.9)%
Europe/Africa/Middle East	2,755.5	3,639.1	(883.6)	(24.3)%	(399.1)	(11.0)%
Asia/Pacific	153.2	185.4	(32.2)	(17.3)%	(25.2)	(13.6)%

	$4,777.9	$6,267.4	$(1,489.5)	(23.8)%	$(622.1)	(9.9)%

     Regionally, net sales in North America decreased in the third quarter and first nine months of 2009 across all major product lines, except combines. Third quarter sales declines in North America were impacted by weakening markets and efforts to reduce dealer inventory levels. In the Europe/Africa/ Middle East region, net sales decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008. Sales in France, Germany and Scandinavia decreased significantly during the third quarter of 2009 compared to the third quarter of 2008, while sales in Eastern and Central Europe and Russia continued to experience significant declines. Net sales in South America decreased during the third quarter and first nine months of 2009 compared to the same periods in 2008 as a result of weaker market conditions and a shift in sales mix to lower horsepower tractors in the region. In the Asia/Pacific region, net sales decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily due to sales declines in Asia. We estimate that worldwide average price increases during the third quarter and the first nine months of 2009 were approximately 2.4% and 3.6%, respectively. Consolidated net sales of tractors and combines, which comprised approximately 70% of our net sales in both the third quarter and first nine months of 2009, decreased approximately 33% and 26% in the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. Unit sales of tractors and combines decreased approximately 30% and 21% during the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	September 30,
	2009		2008
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$241.4	17.2%	$380.1	18.2%
Selling, general and administrative expenses	155.5	11.1%	183.5	8.8%
Engineering expenses	46.3	3.3%	49.8	2.4%
Restructuring and other infrequent expenses	1.0	0.1%	0.1	—
Amortization of intangibles	4.6	0.3%	5.0	0.2%

Income from operations	$34.0	2.4%	$141.7	6.8%

	Nine Months Ended
	September 30,
	2009		2008
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$805.2	16.9%	$1,123.5	17.9%
Selling, general and administrative expenses	471.3	9.9%	535.1	8.5%
Engineering expenses	146.4	3.0%	148.2	2.4%
Restructuring and other infrequent expenses	3.8	0.1%	0.3	—
Amortization of intangibles	13.3	0.3%	14.9	0.2%

Income from operations	$170.4	3.6%	$425.0	6.8%

     Gross profit as a percentage of net sales decreased during the third quarter and the first nine months of 2009 compared to the prior year primarily due to lower production volumes and a weaker sales mix, partially offset by the impact of reduced workforce levels and cost control initiatives. Sales mix impacted margins primarily in South America due to a shift in demand to low horsepower tractors away from high horsepower tractors and combines. Unit production of tractors and combines during the third quarter and first nine months of 2009 was approximately 31% and 24% lower, respectively, than the comparable periods in 2008. Production for the remainder of 2009 is expected to be significantly below 2008 levels, which will negatively impact sales and gross margins during the fourth quarter of 2009 compared to the same period in 2008. We recorded approximately $0.1 million and $0.6 million of stock compensation expense, within cost of goods sold, during the third quarter and first nine months of 2009, respectively, compared to $0.3 million and $0.7 million, respectively, of stock compensation expense for the comparable periods in 2008, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) and engineering expenses as a percentage of net sales increased during the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily due to the decline in net sales. Engineering expenses decreased slightly but increased as a percentage of sales. We maintained the level of engineering expense relative to the prior year to fund projects related to new product development and Tier 4 emission requirements. We recorded approximately $2.8 million and $11.0 million of stock compensation expense, within SG&A, during the third quarter and first nine months of 2009, respectively, compared to $6.5 million and $21.3 million, respectively, of stock compensation expense for the comparable periods in 2008, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     We recorded restructuring and other infrequent expenses of approximately $1.0 million and $3.8 million, respectively, during the third quarter and the first nine months of 2009, primarily related to severance and other related costs associated with the rationalization of our operations in the United States, the United Kingdom and Finland. We recorded restructuring and other infrequent expenses of approximately $0.1 million and $0.3 million, respectively, during the third quarter and the first nine months of 2008 primarily related to severance and employee relocation costs associated with our rationalization of our Valtra sales office located in France, as well as our rationalization of certain parts, sales and marketing and administration functions in Germany. See Note 3 to our Condensed Consolidated Financial Statements for further discussion of restructuring activities.
     Interest expense, net was $10.5 million and $33.9 million for the third quarter and first nine months of 2009, respectively, compared to $5.7 million and $23.3 million, respectively, for the comparable periods in 2008. The increase was primarily due to lower interest income as a result of lower interest rates and lower amounts of invested cash.
     Other expense, net was $5.7 million and $20.5 million during the third quarter and first nine months of 2009, respectively, compared to $2.9 million and $18.5 million, respectively, for the same periods in 2008. Losses on sales of receivables, primarily under our securitization facilities, were $1.5 million and $11.7 million in the third quarter and first nine months of 2009, respectively, compared to $7.2 million and $21.6 million, respectively, for the same periods in 2008. The decrease was primarily due to a reduction in interest rates in 2009 compared to 2008. In addition, there were foreign exchange losses in the third quarter and first nine months of 2009 compared to foreign exchange gains in the same periods in 2008.
     We recorded an income tax provision of $14.8 million and $43.6 million for the third quarter and first nine months of 2009, respectively, compared to $42.7 million and $128.0 million, respectively, for the comparable periods in 2008. The effective tax rate was 83.1% and 37.6% for the third quarter and first nine months of 2009, respectively, compared to 32.1% and 33.4%, respectively, in the comparable prior year periods. Our effective tax rate was higher in the third quarter and first nine months of 2009, primarily due to a change in the mix of income by jurisdiction and losses in jurisdictions where no income tax benefit is being recorded.
     Equity in net earnings of affiliates was $7.0 million for the third quarter of 2009 compared to $8.6 million for the comparable period in 2008. For the first nine months of 2009, equity in net earnings of affiliates was approximately $28.9 million compared to $32.2 million for the same period in 2008.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $3.9 million as of December 31, 2008 and will gradually be eliminated over time. As of September 30, 2009, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $230.9 million compared to $187.8 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

as of December 31, 2008. The total finance portfolio in our retail finance joint ventures was approximately $5.8 billion and $4.8 billion as of September 30, 2009 and December 31, 2008, respectively. The total finance portfolio as of September 30, 2009 included approximately $5.5 billion of retail receivables and $0.3 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2008 included approximately $4.6 billion of retail receivables and $0.2 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the first nine months of 2009, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $25.2 million compared to $24.4 million for the same period in 2008.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was $1.6 billion as of September 30, 2009 compared to $1.2 billion as of December 31, 2008. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.
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
     We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:
•	Our $300 million multi-currency revolving credit facility expires in May 2013 (no amounts were outstanding as of September 30, 2009).

•	Our €200.0 million (or approximately $292.7 million) 6?% senior subordinated notes mature in 2014.

•	Our $201.3 million 1 3/4% convertible senior subordinated notes may be required to be repurchased on December 31, 2010 (see further discussion below). Our $201.3 million 1 1/4% convertible senior subordinated notes may be required to be repurchased on December 15, 2013.

•	Our $496.4 million securitization facilities (with aggregate outstanding funding of $491.0 million as of September 30, 2009) expire in December 2013 (our U.S. and Canadian securitization facilities) and in October 2011 (our European securitization facility). The securitization facilities are also subject to annual renewal.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. However, it is impossible to predict the length or severity of the current tightened credit environment, which may impact our ability to obtain additional financing sources or our ability to renew or extend the maturity of our existing financing sources.
     Current Facilities
     Our $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. Refer to the Company’s Form 10-K for the year ended December 31, 2008 for a full description of these notes.
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Refer to the Company’s Form 10-K for the year ended December 31, 2008 for a full description of these notes.
     Holders may also require us to repurchase all or a portion of our convertible senior subordinated notes upon a fundamental change, as defined in the indentures, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of our subsidiaries. The notes are equal in right of payment with our 6?% senior subordinated notes due 2014.
     As of September 30, 2009, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2009, and, therefore, we classified the notes as a current liability. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources. Future classification of the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 1, 6 and 9 of the Company’s Condensed Consolidated Financial Statements for further discussion.
     Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of September 30, 2009, we had no outstanding borrowings under the facility. As of September 30, 2009, we had availability to borrow approximately $290.6 million under the facility.
     Our €200.0 million 6 7/8% senior subordinated notes due 2014 are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. As of and subsequent to April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.
     Under our securitization facilities, we sell accounts receivable in the United States, Canada and Europe on a revolving basis to commercial paper conduits through a wholly-owned special purpose U.S. subsidiary and a qualifying special purpose entity in the United Kingdom. The United States and Canadian securitization facilities expire in December 2013, and the European facility expires in October 2011, but each is subject to annual renewal. As of September 30, 2009, the aggregate amount of these facilities was $496.4 million. The outstanding funded balance of $491.0 million as of September 30, 2009 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 15% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduit.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.
     We sell certain trade receivables under factoring arrangements to financial institutions throughout the world. The Company evaluates the sale of such receivables pursuant to the guidelines of ASC 860, “Transfers and Servicing” and has determined that these facilities should be accounted for as off-balance sheet transactions.
Cash Flows
     Cash flows used in operating activities were $162.2 million for the first nine months of 2009 compared to cash provided by operating activities of $47.9 million for the first nine months of 2008. The use of cash during the first nine months of 2009 was primarily due to lower net income and significant decreases in accounts payable driven by reduced production levels.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,071.0 million in working capital at September 30, 2009, as compared with $1,026.7 million at December 31, 2008 and $769.2 million at September 30, 2008. Accounts receivable and inventories, combined, at September 30, 2009 were $24.0 million higher than at December 31, 2008 and $52.3 lower than at September 30, 2008. In order to reduce inventory levels from that of September 30, 2009, production levels are expected to be lower during the fourth quarter of 2009 compared to the fourth quarter of 2008.
     Capital expenditures for the first nine months of 2009 were $149.4 million compared to $155.5 million for the first nine months of 2008. We anticipate that capital expenditures for the full year of 2009 will range from approximately $200.0 million to $225.0 million and will primarily be used to support our manufacturing operations, systems initiatives and to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total long-term debt divided by the sum of total long-term debt and stockholders’ equity, was 21.3% at September 30, 2009, compared to 24.8% at December 31, 2008.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     At September 30, 2009, we were obligated under certain circumstances to purchase, through the year 2010, up to $0.5 million of equipment upon expiration of certain operating leases between AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, and end users. We also maintain a remarketing agreement with these joint ventures whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment will not materially impact our consolidated financial position or results of operations.
     We sell certain trade receivables under factoring arrangements to financial institutions throughout the world. We evaluate the sale of such receivables pursuant to the guidelines of ASC 860 and have determined that these facilities should be accounted for as off-balance sheet transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     At September 30, 2009, we guaranteed indebtedness owed to third parties of approximately $62.3 million, primarily related to dealer and end-user financing of equipment. We believe the credit risk associated with these guarantees is not material to our financial position.
Other
     At September 30, 2009, we had outstanding foreign exchange contracts with a notional amount of approximately $1,027.4 million. The outstanding contracts as of September 30, 2009 range in maturity through December 2009. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $12.6 million and $13.9 million against our outstanding balance of Brazilian VAT taxes receivable as of September 30, 2009 and December 31, 2008, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
     As disclosed in Item 3 of our Form 10-K for the year ended December 31, 2008, in February 2006, we received a subpoena from the Securities and Exchange Commission (the “SEC”) in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” We settled the matter with the SEC and Department of Justice, as well as with the Danish government, in September 2009. In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. See Part II, Item 1, “Legal Proceedings” for further discussion of these matters.
OUTLOOK
     Lower farm income expectations and the weak global economy have resulted in a reduced worldwide industry demand for farm equipment with no improvement expected for the fourth quarter of 2009. In North America, demand from the professional farming segment is expected to continue to weaken. Demand in Brazil has begun to stabilize, resulting from government-supported finance incentives, but lingering impacts of the drought continue to hurt sales in Argentina. Weakening farm economics in Western Europe are expected to continue to reduce industry sales in key markets.
     For the full year of 2009, we expect a decline in earnings compared to the full year of 2008 primarily due to lower sales and operating margins, reduced production volumes, engineering expenses for new product development and Tier 4 emission requirements, and working capital reduction efforts.

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
FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Statements of Operations,” “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand, market conditions, farm incomes, general economic outlook, availability of financing, production levels, margins, engineering expenses, earnings, net sales, guarantees of indebtedness, compliance with loan covenants, conversion of our notes, equipment resales, future capital expenditures and indebtedness requirements and working capital needs are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2008 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2009 and 2008, we designated certain foreign currency option and forward contracts as cash flow hedges of forecasted sales. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales are recognized. These amounts offset the effect of the changes in foreign exchange rates on the related sale transactions. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the nine months ended September 30, 2009 and 2008 was approximately $(14.5) million and $20.0 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2009 range in maturity through December 2009.
     Generally, we have not required collateral from counterparties, nor have we historically been asked to post collateral with respect to hedging transactions, with the following exception. During 2009 and 2008, we deposited cash with a financial institution as security against outstanding foreign exchange contracts that mature throughout 2009. As of September 30, 2009 and December 31, 2008, the amount deposited was approximately $4.8 million and $33.8 million, respectively, and was classified as “Restricted cash” in the Company’s Condensed Consolidated Balance Sheets. The amount posted as security will either increase or decrease in the future depending on the value of the outstanding amount of contracts secured under the arrangement and the relative impact on gains (losses) on the outstanding contracts.

     In previous years, we provided a table that summarized all of our foreign currency derivative contracts used to hedge foreign currency exposures, which included disclosure of notional amounts as well as fair value gains and losses on such hedges denoted by foreign currency. Effective for the first quarter of 2009 and prospectively, we are disclosing market risk, as it relates to our foreign currency exchange rate risk, using a sensitivity model, where we analyze the impact on all outstanding foreign currency derivative contracts of a 10% change in the applicable currency of the hedge contract. We believe this provides better clarity of risk related to our foreign currency derivative instruments.
     Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency derivative instruments by approximately $88.0 million as of September 30, 2009. Using the same sensitivity analysis as of September 30, 2008, the fair value of such instruments would have been negatively impacted by approximately $93.1 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the derivative contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.
Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the nine months ended September 30, 2009 would have increased by approximately $1.4 million.
     We had no interest rate swap contracts outstanding during the nine months ended September 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

AGCO CORPORATION Registrant
Date: November 6, 2009	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)