Form 10-K
period 2009-12-31
AGCO CORP /DE
filed 2010-02-26
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2009

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

The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2009 was approximately $2.0 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 12, 2010, 92,453,742 shares of AGCO Corporation’s Common Stock were outstanding.

AGCO Corporation is a large accelerated filer and is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of AGCO Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 2,700 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our retail finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

Tractors

Our compact tractors (under 40 horsepower) are typically used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40 to 100 horsepower), including two-wheel and all-wheel drive versions. Our utility tractors are typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100 to 570 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. Tractors accounted for approximately 66% of our net sales in 2009, 67% in 2008 and 68% in 2007.

Combines

Our combines are sold with a variety of threshing technologies. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, that are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 6% of our net sales in both 2009 and 2008 and 5% in 2007.

Our 50% investment in Laverda S.p.A. (“Laverda”), an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory manufactures mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH, a German manufacturer of grass and hay machinery, and its 30% ownership in Gallignani S.p.A., an Italian manufacturer of balers.

Application Equipment

We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as “pre-emergence,” and after crops emerge from the ground, known as “post-emergence.” We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Application equipment accounted for approximately 4% of our net sales in 2009, 2008 and 2007.

Hay Tools and Forage Equipment, Implements, Engines and Other Products

Our hay tools and forage equipment include both round and rectangular balers, self-propelled windrowers, disc mowers, spreaders and mower conditioners and are used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy, horse and alternative fuel industries.

We also distribute a wide range of implements, planters and other equipment for our product lines. Tractor-pulled implements are used in field preparation and crop management. Implements include: disc harrows, which improve field performance by cutting through crop residue, leveling seed beds and mixing chemicals with the soil; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; and field cultivators, which prepare a smooth seed bed and destroy weeds. Tractor-pulled planters apply fertilizer and place seeds in the field. Other equipment primarily includes loaders, which are used for a variety of tasks including lifting and transporting hay crops.

We provide a variety of precision farming technologies that are developed, manufactured, distributed and supported on a worldwide basis. These technologies provide farmers with the capability to enhance productivity and profitability on the farm. Through the use of global positioning systems, or GPS, our automated steering and guidance products use satellites to help our customers eliminate skips and overlaps to optimize land use. This technology allows for more precise farming practices, from cultivation to planting to nutrient and pesticide applications. AGCO also offers other advanced technology precision farming products that gather information such as yield data, allowing our customers to produce yield maps for the purpose of maximizing planting and fertilizer applications. Many of our tractors, combines, planters and sprayers are equipped with these precision farming technologies at the customer’s option. Our suite of farm management software converts a variety of data generated by our machinery into valuable information that can be used to enhance efficiency, productivity and profitability and promote greater environmental stewardship. While these products do not generate significant revenues, we believe that these products and related services are desired and highly valued by professional farmers around the world and are integral to the growth of our machinery sales.

Our AGCO Sisu Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in Valtra tractors and certain other branded tractors, combines and sprayers, as well as for sale to third parties. The engine division specializes in the manufacturing of off-road engines in the 50 to 500 horsepower range.

Hay tools and forage equipment, implements, engines and other products accounted for approximately 10% of our net sales in 2009, 11% in 2008 and 10% in 2007.

Replacement Parts

In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for all of the products we sell. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profit margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 14% of our net sales in 2009, 12% in 2008 and 13% in 2007.

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

Europe

We market and distribute farm machinery, equipment and replacement parts to farmers in European markets through a network of approximately 1,100 independent dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to the end user. In some cases, dealers carry competing or complementary products from other manufacturers. Sales in Europe accounted for approximately 54% of our net sales in 2009, 56% in 2008 and 57% in 2007.

North America

We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 1,000 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. Sales in North America accounted for approximately 22% of our net sales in 2009, 21% in 2008 and 22% in 2007.

South America

We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 350 independent dealers. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 18% of our net sales in both 2009 and 2008 and 16% in 2007.

Rest of the World

Outside Europe, North America and South America, we operate primarily through a network of approximately 250 independent dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. Sales outside Europe, North America and South America accounted for approximately 6% of our net sales in 2009 and 5% in both 2008 and 2007.

Associates and licensees provide a distribution channel in some markets for our products and/or a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson or Valtra equipment in its home country but may not sell these products in other countries. We generally license to these associates and licensees certain technology, as well as the right to use the Massey Ferguson and Valtra trade names. We also sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally provide technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson and Valtra brand names in the licensed territory and also may become a source of low-cost production for us.

Parts Distribution

Parts inventories are maintained and distributed in a network of master and regional warehouses throughout North America, South America, Western Europe and Australia in order to provide timely response to customer demand for replacement parts. Our primary Western European master distribution warehouses are located in Desford, United Kingdom; Ennery, France; and Suolahti, Finland; and our North American master distribution warehouses are located in Batavia, Illinois and Kansas City, Missouri. Our South American master distribution warehouses are located in Jundiai, São Paulo, Brazil; and in Haedo, Argentina.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from six to 12 months, depending on the product. All equipment sales to dealers in the United States and Canada are immediately due upon a retail sale of the equipment by the dealer. If not previously paid by the dealer, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in a majority of the new and used equipment we finance.

Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

For sales in most markets outside of the United States, Canada and the majority of markets in South America, we do not normally charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States, Canada and the majority of markets in South America, where we generated approximately 37.9% of our net sales in 2009, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after periods of up to 23 months that vary depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2009, 18.5% and 2.9% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.3% of our net sales during 2009. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are generally due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. We have an agreement to permit transferring, on an ongoing basis, substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to our U.S. and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S. and Canadian retail finance joint ventures at the joint ventures’ discretion. In addition, AGCO Finance entities provide wholesale financing to dealers in certain markets in Europe and Brazil.

Retail Financing

Through our AGCO Finance retail financing joint ventures located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria, end users of our products are provided with a competitive and dedicated financing source. These retail finance companies are owned 49% by us and 51% by a wholly-owned subsidiary of Rabobank. The AGCO Finance joint ventures can tailor retail finance programs to prevailing market conditions, and such programs can enhance our sales efforts. Refer to “Retail Finance Joint Ventures” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

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

Europe

Our tractor manufacturing operations in Europe are located in Suolahti, Finland; Beauvais, France; and Marktoberdorf, Germany. In addition, we maintain a combine assembly facility in Randers, Denmark. See further discussion regarding the Randers facility in “Recent Restructuring Actions” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Suolahti facility produces 75 to 220 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 70 to 370 horsepower tractors primarily marketed under the Massey Ferguson, Challenger, Valtra and AGCO brand names. The Marktoberdorf facility produces 50 to 370 horsepower tractors marketed under the Fendt brand name. The Randers facility produces conventional combines under the Massey Ferguson, Challenger and Fendt brand names. We also assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. Our 50% investment in Laverda, an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory manufactures mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger. We also have a joint venture with Claas Tractor SAS for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais.

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

Third-Party Suppliers

We externally source many of our machinery, components and replacement parts. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some of the products we distribute from third-party suppliers. We purchase standard and specialty tractors from Carraro S.p.A. and distribute these tractors worldwide. In addition, we purchase some tractor models from our licensee in India, Tractors and Farm Equipment Limited, and compact tractors from Iseki & Company, Limited, a Japanese manufacturer. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers.

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

Seasonality

Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. The fourth quarter is also typically a period for large retail sales because of our customers’ year end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives.

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

Engineering and Research

We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $191.9 million, or 2.9% of net sales, in 2009, $194.5 million, or 2.3% of net sales, in 2008 and $154.9 million, or 2.3% of net sales, in 2007.

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

The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. We do not anticipate that the cost of compliance with the regulations will have a material impact on us. Our AGCO Sisu Power engines division, which specializes in the manufacturing of off-road engines in the 40 to 500 horsepower range, currently complies with Com II, Com IIIa, Tier II and Tier III emissions requirements set by European and United States regulatory authorities. We expect to meet future emissions requirements, such as Tier 4a or Com IIIb requirements effective starting in 2011, through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets (such as the United States) we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time consuming to obtain or may not be obtainable at all. For example, our AGCO Sisu Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Sisu Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions. Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system. It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant. The most direct impacts are likely to be an increase in energy costs, which would increase our operating costs (through increased utility and transportations costs) and an increase in the costs of the products we purchase from others. In addition, increased energy costs for our customers could impact demand for our equipment. It is too soon for us to predict with any certainty the ultimate impact of additional regulation, either directionally or quantitatively, on our overall business, results of operations or financial condition.

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

Employees

As of December 31, 2009, we employed approximately 14,500 employees, including approximately 3,700 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information

Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in the “Investors” section:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statements for the annual meetings of stockholders; and

•	Forms 3, 4 and 5

The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).

We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available under the heading “Committee Charters” in the “Corporate Governance” section of our website’s “Investors” section; and

•	our Code of Conduct, which is available under the heading “Code of Conduct” in the “Corporate Governance” section of our website’s “Investors” section.

In addition, in the event of any waivers of our Code of Conduct, those waivers will be available under the heading “Office of Ethics and Compliance” in the “Corporate Governance” section of our website’s “Investors” section.

Financial Information on Geographical Areas

For financial information on geographic areas, see pages 98 through 100 of this Form 10-K under the caption “Segment Reporting,” which information is incorporated herein by reference.

Item 1A.	Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, market demand, farm incomes and land values, weather conditions, farm industry legislation, general economic conditions, availability of financing, the impact of certain recent accounting pronouncements, net sales and income, inventory management and production levels, gross margin improvements, restructuring and other infrequent expenses, engineering expenses and pension costs, compliance with financial covenants, support of lenders, funding of our postretirement plans and pensions, uncertain income tax provisions, impacts of unrecognized actuarial losses related to our postretirement benefit plans, elimination of guarantees of retail finance joint venture debt, conversion features of our notes, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

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

Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Sales of agricultural equipment generally are related to the health of the agricultural industry, which is affected by farm income, farm input costs, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand including crops used for renewable energies, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing, as well as the ongoing economic downturn that recently adversely impacted our sales in certain regions and is likely to continue to have an adverse impact on our sales in the future; the extent of which we cannot predict. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors could vary by market and are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

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

Most retail sales of the products that we manufacture are financed, either by our joint ventures with Rabobank or by a bank or other private lender. During 2009, our joint ventures with Rabobank, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, financed approximately 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank to continue to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain), or us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. As a result of the ongoing economic downturn, financing for capital equipment purchases generally has become more difficult and expensive to obtain. To the extent that financing is not available or available only at unattractive prices, our sales would be negatively impacted.

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

Our long-term results depend upon our ability to introduce and market new products successfully. The success of our new products will depend on a number of factors, including:

•	innovation;

•	customer acceptance;

•	the efficiency of our suppliers in providing component parts;

•	the economy;

•	the performance and quality of our products relative to those of our competitors; and

•	the strength of our dealer networks.

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

The agricultural equipment business is highly competitive, particularly in North America, Europe and Latin America. We compete with several large national and international companies that, like us, offer a full line of agricultural equipment. We also compete with numerous short-line and specialty manufacturers and suppliers of farm equipment products. Our two key competitors, Deere & Company and CNH Global N.V., are substantially larger than we are and have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. We maintain an independent dealer and distributor network in the markets where we sell products. The financial and operational capabilities of our dealers and distributors are critical for our ability to compete in these markets. If we are unable to compete successfully against other agricultural equipment manufacturers, we could lose dealers and their end customers and our net sales and profitability may decline. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.

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

For the year ended December 31, 2009, we derived approximately $5,526.8 million, or 83%, of our net sales from sales outside the United States. The primary foreign countries in which we do business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil and Finland. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions, and governmental policies of the foreign countries in which we conduct business. Our businesses practices in these foreign countries must comply with U.S. law, including the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA. If violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth and price controls.

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

We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, the European Union and the United States have adopted more stringent environmental regulations regarding emissions into the air, and it is possible that the U.S. Congress will pass emissions-related legislation in connection with concerns regarding greenhouse gases. As a result, we will likely incur increased engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards established by regulators. For instance, we are currently working with federal and state regulators in the United States with respect to approvals for our latest generation of certain high horsepower tractors. While there is a risk that such approval will be delayed, we do not believe the impact of a delayed approval will be material to our business or results of operations. We may also be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions and our business and results of operations could be adversely affected. For instance, we will be required to meet future emissions requirements, such as Tier 4a or ComIIIb requirements effective starting in 2011. We expect to meet these requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. Failure to meet such requirements could materially affect our business and results of operations.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Recently, these fluctuations have been significant and adverse, and there can be no assurances that they will not be significant in the future. As of December 31, 2009, we had approximately $286.7 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.

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

We have a substantial amount of indebtedness. As of December 31, 2009, we had total long-term indebtedness, including current portions of long-term indebtedness, of approximately $647.1 million, total stockholders’ equity of approximately $2,400.8 million and a ratio of total indebtedness to equity of approximately 0.27 to 1.0. We also had short-term obligations of $167.6 million, capital lease obligations of $4.1 million, unconditional purchase or other long-term obligations of $436.9 million, and amounts funded under an accounts receivable securitization facility of $149.9 million. In addition, we had guaranteed indebtedness owed to third parties and our retail finance joint ventures of approximately $74.1 million, primarily related to dealer and end-user financing of equipment.

Holders of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2009, the closing sales price of our common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2009, and, therefore, we classified the notes as a current liability. In accordance with Accounting Standards Update No. 2009-04, “Accounting for Redeemable Equity Instruments,” we also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity.” Future classification of both notes between current and long-term debt and classification of the equity component of both notes as “temporary equity” is dependent on the closing sales price of our common stock during future quarters. In the event the notes are converted in the future, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources.

Our substantial indebtedness could have important adverse consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from introducing new products or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions; and

•	prevent us from selling additional receivables to our commercial paper conduits.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal properties as of January 31, 2010, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		192,200
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,288,300
Jackson, Minnesota	Manufacturing		596,000
Kansas City, Missouri	Parts Distribution/Warehouse	593,600
International:
Neuhausen, Switzerland	Regional Headquarters	20,200
Stoneleigh, United Kingdom	Sales and Administrative Office	85,000
Desford, United Kingdom	Parts Distribution	298,000
Beauvais, France(1)	Manufacturing		1,144,400
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing	129,000	972,900
Baumenheim, Germany	Manufacturing		561,000
Hohenmoelsen, Germany	Manufacturing		318,300
Randers, Denmark	Manufacturing	145,100	143,400
Linnavuori, Finland	Manufacturing		257,700
Suolahti, Finland	Manufacturing/Parts Distribution		550,900
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		94,600
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/ Manufacturing/Parts Distribution		615,300
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		386,500
Mogi das Cruzes, Brazil	Manufacturing/Parts Distribution		722,200
Ibirubá, Rio Grande do Sul, Brazil	Manufacturing		136,800

(1)	Includes our joint venture with GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

In September 2009, we resolved inquiries by the SEC and the Department Of Justice (“DOJ”) relating to our sales of equipment to the Iraq government between 2000 and 2002 under the United Nations Oil for Food Program. As part of this resolution, we entered into a consent agreement with the SEC and a deferred prosecution agreement with the DOJ and paid approximately $19.9 million to the government consisting of disgorgement of profits arising from the sales together with related fines, penalties and interest. We also paid $0.6 million to the Danish authorities to resolve a related inquiry. No further governmental inquiries are pending against AGCO relating to the United Nations Oil for Food Program.

On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. Ninety-one other entities or companies were also named as defendants in the civil action due to their participation in the United Nations Oil for Food Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. Although our subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on us, although if the outcome was adverse, we could be required to pay damages.

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2009, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $51.9 million). The amount ultimately in dispute will be greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 12, 2010, the closing stock price was $33.79, and there were 478 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low

2009
First Quarter	$28.13	$15.10
Second Quarter	30.79	20.63
Third Quarter	33.50	25.06
Fourth Quarter	32.78	26.15

	High	Low

2008
First Quarter	$70.50	$54.35
Second Quarter	70.51	50.70
Third Quarter	63.06	40.99
Fourth Quarter	41.30	19.35

DIVIDEND POLICY

We currently do not pay dividends. We cannot provide any assurance that we will pay dividends in the foreseeable future. Although we are in compliance with all provisions of our debt agreements, both our credit facility and the indenture governing our senior subordinated notes contain restrictions on our ability to pay dividends in certain circumstances.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 and the reports thereon are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2009	2008(4)	2007(4)	2006(2)(4)	2005(2)(4)
	(In millions, except per share data)

Operating Data:
Net sales	$6,630.4	$8,424.6	$6,828.1	$5,435.0	$5,449.7
Gross profit	1,072.5	1,499.7	1,191.0	927.8	933.6
Income from operations	219.3	565.0	394.8	68.9	274.7
Net income (loss)	135.7	385.9	232.9	(71.4)	28.4
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to AGCO Corporation and subsidiaries	$135.7	$385.9	$232.9	$(71.4)	$28.4
Net income (loss) per common share — diluted(3)	$1.44	$3.95	$2.41	$(0.79)	$0.31
Weighted average shares outstanding — diluted(3)	94.1	97.7	96.6	90.8	90.7

	As of December 31,
	2009	2008(4)	2007(4)	2006(2)(4)	2005(2)(4)
	(In millions, except number of employees)

Balance Sheet Data:
Cash and cash equivalents	$652.7	$512.2	$582.4	$401.1	$220.6
Working capital(1)	1,070.8	1,026.7	709.6	715.7	825.8
Total assets	5,062.2	4,954.8	4,787.6	4,114.5	3,861.2
Total long-term debt, excluding current portion(1)	454.0	625.0	294.1	523.1	805.1
Stockholders’ equity	2,400.8	2,020.0	2,120.1	1,584.1	1,457.5
Other Data:
Number of employees	14,456	15,606	13,720	12,804	13,023

(1)	Holders of our $201.3 million 1 3/4% convertible senior subordinated notes due 2033 and our $201.3 million 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2009, the criteria was met for our 1 1/4% convertible senior subordinated notes, and, therefore, we classified these notes as current liabilities. As of December 31, 2008, this criteria was not met with respect to either of the notes, and, therefore, we classified both notes as long-term debt. As of December 31, 2007, the criteria was met for both notes, and, therefore, we classified both notes as current liabilities. As of December 31, 2006, the criteria was met for our 1 3/4% convertible senior subordinated notes, and, therefore, we classified these notes as a current liability.

(2)	During the fourth quarter of 2006, we concluded that the goodwill associated with our Sprayer business was impaired. We recorded a write-down of the total amount of such goodwill of approximately $171.4 million. During the fourth quarter of 2005, we recognized a non-cash income tax charge of approximately $90.8 million related to increasing the valuation allowance for our U.S. deferred income tax assets.

(3)	Our 1 1/4% and 1 3/4% convertible senior subordinated notes also potentially will impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method. For the years ended December 31, 2006 and 2005, approximately 1.2 million and 4.4 million shares, respectively, were excluded from the diluted weighted average shares outstanding calculation related to the assumed conversion of our 1 3/4% convertible senior subordinates notes, as the impact would have been antidilutive.

(4)	Operating data and balance sheet data presented above have been retroactively restated for the years ended December 31, 2008, 2007, 2006 and 2005 to reflect adjustments made for the equity components of our convertible senior subordinated notes and our noncontrolling interests. Refer to Notes 1 and 7 of our Consolidated Financial Statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 2,700 dealers, distributors, associates and licensees. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our retail finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.8	82.2	82.6

Gross profit	16.2	17.8	17.4
Selling, general and administrative expenses	9.5	8.6	9.1
Engineering expenses	2.9	2.3	2.3
Restructuring and other infrequent expenses (income)	0.2	—	—
Amortization of intangibles	0.3	0.2	0.2

Income from operations	3.3	6.7	5.8
Interest expense, net	0.7	0.4	0.6
Other expense, net	0.3	0.2	0.6

Income before income taxes and equity in net earnings of affiliates	2.3	6.1	4.6
Income tax provision	0.9	2.0	1.6

Income before equity in net earnings of affiliates	1.4	4.1	3.0
Equity in net earnings of affiliates	0.6	0.5	0.4

Net income	2.0	4.6	3.4
Net income attributable to noncontrolling intests	—	—	—

Net income attributable to AGCO Corporation and subsidiaries	2.0%	4.6%	3.4%

2009 Compared to 2008

Net income for 2009 was $135.7 million, or $1.44 per diluted share, compared to net income for 2008 of $385.9 million, or $3.95 per diluted share.

Net sales for 2009 were approximately $1,794.2 million, or 21.3%, lower than 2008 primarily due to sales declines in most of our geographical segments as well as the unfavorable impact of currency translation. The volatility in commodity prices and the expectation of lower farm income contributed to a weaker demand in most of our major markets. Income from operations was $219.3 million in 2009 compared to $565.0 million in 2008. The decrease in income from operations and operating margins during 2009 was due primarily to lower net sales, reduced production volumes and a weaker product mix, partially offset by cost containment initiatives.

In our Europe/Africa/Middle East operations, income from operations decreased approximately $294.8 million in 2009 compared to 2008, primarily due to decreased net sales, lower production levels, unfavorable currency translation impacts and increased engineering expenses. Income from operations in our South American operations decreased approximately $69.6 million in 2009 compared to 2008, primarily due to lower net sales, lower production levels, unfavorable currency translation impacts and a shift in sales mix in Brazil from higher horsepower tractors to lower horsepower tractors. In North America, income from operations increased approximately $13.3 million in 2009 compared to 2008, primarily due to improved margins from new products, productivity initiatives and lower selling, general and administrative (“SG&A”) expenses, partially offset by higher levels of engineering costs and the impact of lower production. Income from operations in our Asia/Pacific region decreased approximately $7.1 million in 2009 compared to 2008, primarily due to lower gross margins and unfavorable currency translation impacts.

Retail Sales

Worldwide industry equipment demand for farm equipment decreased in 2009 in most major markets. The current global economic downturn, volatility in farm commodity prices and prospects for lower farm income in 2009 have contributed to the decreased demand for equipment.

In the United States and Canada, industry unit retail sales of tractors decreased approximately 21% in 2009 compared to 2008, resulting from decreases in industry unit retail sales of compact, utility and high horsepower tractors. Industry unit retail sales of combines increased approximately 15% in 2009 when compared to the prior year. In North America, our unit retail sales of tractors as well as combines decreased in 2009 compared to 2008 levels. In Europe, industry unit retail sales of tractors decreased approximately 18% in 2009 compared to 2008 due to lower retail volumes in most major European markets. Industry unit retail sales in Western Europe declined approximately 13% in 2009 compared to 2008. Despite strong harvests across most of Western Europe, lower commodity prices and the outlook of reduced farmer profitability generated softer demand. Industry unit retail sales in Eastern Europe and Russia declined significantly compared to 2008 levels due to ongoing credit constraints. Our unit retail sales of tractors for 2009 in Europe were also lower when compared to 2008. In South America, industry unit retail sales of tractors in 2009 decreased approximately 17% compared to 2008. Weak industry conditions in Argentina and other markets outside of Brazil contributed to most of the decline in industry demand in the region. Retail sales of tractors in the major market of Brazil increased approximately 5% during 2009. A Brazilian government-funded financing program for small tractors, as well as a new government-sponsored low-interest financing program for all equipment, has supported sales in the Brazilian market, primarily in the low horsepower sector. Industry unit retail sales of combines during 2009 were approximately 36% lower than the prior year, with a decrease in Brazil of approximately 14% compared to 2008. Our unit retail sales of tractors and combines in South America were also lower in 2009 compared to 2008. In other international markets, our net sales for 2009 were approximately 4.7% higher than the prior year, due primarily to higher sales in Australia and New Zealand resulting from improved harvests.

Results of Operations

Net sales for 2009 were $6,630.4 million compared to $8,424.6 million for 2008. The decrease was primarily attributable to net sales decreases in most of our geographical regions as well as unfavorable foreign currency translation impacts. Foreign currency translation negatively impacted net sales by approximately $404.4 million, primarily due to the weakening of the Euro and the Brazilian real during the first nine months of 2009 compared to 2008. The following table sets forth, for the year ended December 31, 2009, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due to Currency
			Change		Translation
	2009	2008	$	%	$	%

North America	$1,442.7	$1,794.3	$(351.6)	(19.6)%	$(37.0)	(2.1)%
South America	1,167.1	1,496.5	(329.4)	(22.0)%	(61.1)	(4.1)%
Europe/Africa/ Middle East	3,782.1	4,905.4	(1,123.3)	(22.9)%	(296.7)	(6.1)%
Asia/Pacific	238.5	228.4	10.1	4.5%	(9.6)	(4.2)%

	$6,630.4	$8,424.6	$(1,794.2)	(21.3)%	$(404.4)	(4.8)%

The following is a reconciliation of net sales for the year ended December 31, 2009 at actual exchange rates compared to 2008 adjusted exchange rates (in millions):

	Year Ended December 31,
	2009 at	2009 at	Change due to
	Actual Exchange	Adjusted Exchange	Currency
	Rates	Rates(1)	Translation

North America	$1,442.7	$1,479.7	(2.1)%
South America	1,167.1	1,228.2	(4.1)%
Europe/Africa/Middle East	3,782.1	4,078.8	(6.1)%
Asia/Pacific	238.5	248.1	(4.2)%

	$6,630.4	$7,034.8	(4.8)%

(1)	Adjusted exchange rates are 2008 exchange rates.

Regionally, net sales in North America decreased during 2009 compared to 2008 primarily due to weaker market demand and efforts to reduce dealer inventory levels. In the Europe/Africa/Middle East region, net sales decreased in 2009 compared to 2008 primarily due to sales declines in Germany, France and Scandinavia, as well as Eastern and Central Europe and Russia. In South America, net sales decreased during 2009 compared to 2008 primarily as a result of weaker market conditions in the region, particularly in Argentina, and a shift in sales mix to lower horsepower tractors in the region. In the Asia/Pacific region, net sales increased in 2009 compared to 2008 due to sales growth in Australia and New Zealand. We estimate that worldwide average price increases in 2009 and 2008 were approximately 3% and 4%, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 72% of our net sales in 2009, decreased approximately 22% in 2009 compared to 2008. Unit sales of tractors and combines decreased approximately 20% during 2009 compared to 2008. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2009 and 2008, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2009		2008
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$1,072.5	16.2%	$1,499.7	17.8%
Selling, general and administrative expenses	630.1	9.5%	720.9	8.6%
Engineering expenses	191.9	2.9%	194.5	2.3%
Restructuring and other infrequent expenses	13.2	0.2%	0.2	—
Amortization of intangibles	18.0	0.3%	19.1	0.2%

Income from operations	$219.3	3.3%	$565.0	6.7%

Gross profit as a percentage of net sales decreased during 2009 as compared to 2008 primarily due to lower production volumes and a weaker sales mix, partially offset by the impact of reduced workforce levels and cost control initiatives. Sales mix impacted margins primarily in South America due to a shift in demand toward low horsepower tractors away from high horsepower tractors and combines. Unit production of tractors and combines during 2009 was approximately 24% lower than 2008. We recorded approximately $0.1 million and $1.5 million of stock compensation expense within cost of goods sold, during 2009 and 2008, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements.

SG&A expenses as a percentage of net sales increased during 2009 compared to 2008, primarily due to the decline in net sales. We recorded approximately $8.2 million and $32.0 million of stock compensation expense, within SG&A, during 2009 and 2008, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses decreased slightly but increased as a percentage of sales during 2009 as compared to 2008. We maintained the level of engineering expenses relative to the prior year to fund projects related to new product development and Tier 4 emission requirements.

We recorded restructuring and other infrequent expenses of approximately $13.2 million and $0.2 million during 2009 and 2008, respectively. The restructuring and other infrequent expenses recorded in 2009 related primarily to severance and other related costs associated with rationalization of our operations in France, the United Kingdom, Finland, Germany, the United States and Denmark. The restructuring and other infrequent expenses recorded in 2008 related primarily to severance and employee relocation costs associated with rationalization of our Valtra sales office located in France.

Interest expense, net was $43.3 million for 2009 compared to $33.2 million for 2008. The increase was primarily due to lower interest income as a result of lower interest rates and lower amounts of invested cash.

Other expense, net was $22.2 million in 2009 compared to $20.1 million in 2008. Losses on sales of receivables primarily under our securitization facilities were $15.6 million in 2009 compared to $27.3 million in 2008. The decrease was primarily due to a reduction in interest rates in 2009 compared to 2008. In addition, there were foreign exchange losses in 2009 compared to foreign exchange gains in 2008.

We recorded an income tax provision of $56.5 million in 2009 compared to $164.6 million in 2008. Our tax provision is impacted by the differing tax rates in the various tax jurisdictions where we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2009 income tax rate reconciliation provided in Note 6 to our Consolidated Financial Statements includes a $39.5 million favorable “change in valuation allowance” which was fully offset by a write-off of certain foreign tax assets reflected in “tax effects of permanent differences”. Due to the fact that these tax assets had not been expected to be utilized in future years, we had previously maintained a valuation allowance against the tax assets. Accordingly, this write-off resulted in no impact to our income tax provision for the year ended December 31, 2009.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2009 and 2008, we had gross deferred tax assets of $485.0 million and $471.4 million, respectively, including $215.0 million and $210.8 million, respectively, related to net operating loss carryforwards. At December 31, 2009 and 2008, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $261.7 million and $294.4 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, Switzerland, The Netherlands and the United States. Realization of the remaining deferred tax assets as of December 31, 2009 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2009 and 2008, we had approximately $21.8 million and $20.1 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2009 and 2008, we had approximately $3.5 million and $7.6 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2009 and 2008, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.9 million and $1.8 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Equity in net earnings of affiliates was $38.4 million in 2009 compared to $38.8 million in 2008. An increase in earnings associated with our retail finance joint ventures was offset by a decrease in earnings associated with our Laverda operating joint venture during 2009 as compared to 2008. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

2008 Compared to 2007

Net income for 2008 was $385.9 million, or $3.95 per diluted share, compared to net income for 2007 of $232.9 million, or $2.41 per diluted share.

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

Retail Sales

Worldwide industry equipment demand for farm equipment increased in 2008 in most major markets. Healthy farm income driven by higher farm commodity prices contributed to the improved demand for equipment, particularly in the large farm equipment sector. In 2008, farm commodity prices continued to be supported as a result of strong global demand and historically low inventories of commodities.

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

Results of Operations

Net sales for 2008 were $8,424.6 million compared to $6,828.1 million for 2007. The increase was primarily attributable to net sales growth in all four of our geographical regions as well as positive currency translation impacts. Currency translation positively impacted net sales by approximately $247.9 million, primarily due to the strength of the Brazilian real and the Euro in the first nine months of the year. The following table sets forth, for the year ended December 31, 2008, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due to Currency
			Change		Translation
	2008	2007	$	%	$	%

North America	$1,794.3	$1,488.1	$306.2	20.6%	$(11.6)	(0.8)%
South America	1,496.5	1,090.6	405.9	37.2%	76.8	7.0%
Europe/Africa/Middle East	4,905.4	4,067.1	838.3	20.6%	181.3	4.5%
Asia/Pacific	228.4	182.3	46.1	25.3%	1.4	0.8%

	$8,424.6	$6,828.1	$1,596.5	23.4%	$247.9	3.6%

The following is a reconciliation of net sales for the year ended December 31, 2008 at actual exchange rates compared to 2007 adjusted exchange rates (in millions):

	Year Ended December 31,
	2008 at	2008 at	Change due to
	Actual Exchange	Adjusted Exchange	Currency
	Rates	Rates(1)	Translation

North America	$1,794.3	$1,805.9	(0.8)%
South America	1,496.5	1,419.7	7.0%
Europe/Africa/Middle East	4,905.4	4,724.1	4.5%
Asia/Pacific	228.4	227.0	0.8%

	$8,424.6	$8,176.7	3.6%

(1)	Adjusted exchange rates are 2007 exchange rates.

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

The following table sets forth, for the years ended December 31, 2008 and 2007, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2008		2007
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$1,499.7	17.8%	$1,191.0	17.4%
Selling, general and administrative expenses	720.9	8.6%	625.7	9.1%
Engineering expenses	194.5	2.3%	154.9	2.3%
Restructuring and other infrequent expenses (income)	0.2	—	(2.3)	—
Amortization of intangibles	19.1	0.2%	17.9	0.2%

Income from operations	$565.0	6.7%	$394.8	5.8%

Gross profit as a percentage of net sales increased during 2008 as compared to 2007 primarily due to the benefits of higher production, and cost reduction initiatives, partially offset by negative currency impacts and raw material cost inflation. Unit production of tractors and combines during 2008 was approximately 18% higher than 2007. In response to increases in manufacturing input costs driven primarily by increases in steel and energy costs, we instituted a series of price increases during 2008. These pricing actions helped to partially offset the impact of rising manufacturing input costs. Gross margins in 2008 and 2007 in North America were also affected by the weak United States dollar on products imported from our European and Brazilian manufacturing facilities. We recorded approximately $1.5 million and $1.0 million of stock compensation expense, within cost of goods sold, during 2008 and 2007, respectively.

SG&A expenses as a percentage of net sales decreased during 2008 compared to 2007, primarily as a result of higher sales volumes in 2008 and cost control initiatives. We recorded approximately $32.0 million and $25.0 million of stock compensation expense, within SG&A, during 2008 and 2007, respectively. Engineering expenses increased during 2008 as a result of continued spending to fund new products, product improvements and cost reduction projects.

The restructuring and other infrequent expenses recorded in 2008 related primarily to severance and employee relocation costs associated with rationalization of our Valtra sales office located in France. The restructuring and other infrequent income recorded in 2007 primarily related to a $3.2 million gain on the sale of a portion of the buildings, land and improvements associated with our Randers, Denmark facility. This gain was partially offset by $0.9 million of charges primarily related to severance and employee relocation costs associated with the rationalization of our Valtra sales office located in France as well as our rationalization of certain parts, sales and marketing and administrative functions in Germany.

Interest expense, net was $33.2 million for 2008 compared to $37.5 million for 2007. The decrease was primarily due to a reduction in debt levels and increased interest income earned during 2008 compared to 2007.

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

We recorded an income tax provision of $164.6 million in 2008 compared to $111.4 million in 2007. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. Our effective tax rate was positively impacted during 2008 primarily due to reductions in statutory tax rates in the United Kingdom and Germany and a decrease in losses incurred in the United States. At December 31, 2008 and 2007, we had gross deferred tax assets of $471.4 million and $479.l million, respectively, including $210.8 million and $247.8 million, respectively, related to net operating loss carryforwards. At December 31, 2008 and 2007, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $294.4 million and $315.3 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, The Netherlands and the United States.

At December 31, 2008 and 2007, we had approximately $20.1 million and $22.7 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2008 and 2007, we had approximately $7.6 million and $14.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expected to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2008 and 2007, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.8 million and $1.1 million, respectively.

Equity in net earnings of affiliates was $38.8 million in 2008 compared to $30.4 million in 2007. The increase in 2008 was primarily due to income associated with our investment in the Laverda operating joint venture acquired in September 2007, as well as increased earnings in our retail finance joint ventures.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

2009:
Net sales	$1,579.0	$1,795.2	$1,403.7	$1,852.5
Gross profit	272.3	291.5	241.4	267.3
Income from operations(1)	58.6	77.8	34.0	48.9
Net income(1)	34.3	57.0	10.0	34.4
Net (income) loss attributable to noncontrolling interests	(0.6)	0.4	1.1	(0.9)
Net income attributable to AGCO Corporation and subsidiaries	33.7	57.4	11.1	33.5
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted(1)	0.36	0.61	0.12	0.35
2008:
Net sales	$1,786.6	$2,395.4	$2,085.4	$2,157.2
Gross profit	315.2	428.2	380.1	376.2
Income from operations(1)	94.2	189.1	141.7	140.0
Net income(1)(2)	58.8	129.6	99.0	98.5
Net income attributable to noncontrolling interests(2)	—	—	—	—
Net income attributable to AGCO Corporation and subsidiaries(2)	58.8	129.6	99.0	98.5
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted(1)(2)	0.59	1.31	1.01	1.05

(1)	For 2009, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses of $0.0 million, $2.8 million, $1.0 million and $9.4 million, respectively, thereby impacting net income per common share on a diluted basis by $0.00, $0.02, $0.01, $0.07, respectively.

For 2008, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses (income) of $0.1 million, $0.1 million, $0.1 million and $(0.1) million, respectively, with no impact to net income per common share on a diluted basis.

(2)	Amounts presented above for the three months ended March 31, June 30, September 30, and December 31, 2008 have been retroactively restated to reflect adjustments made for the amortization of the debt discounts related to our convertible senior subordinated notes. Refer to Notes 1 and 7 of our Consolidated Financial Statements for further discussion.

Retail Finance Joint Ventures

Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a AAA rated financial institution based in The Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $3.7 million as of December 31, 2009, and will gradually be eliminated over time. As of December 31, 2009, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $258.7 million compared to $187.8 million as of December 31, 2008. The total finance portfolio in our retail finance joint ventures was approximately $6.3 billion and $4.8 billion as of December 31, 2009 and 2008, respectively. The total finance portfolio as of December 31, 2009 included approximately $5.6 billion of retail receivables and $0.7 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2008 included approximately $4.6 billion of retail receivables and $0.2 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. On December 22, 2009, we terminated our U.S. and Canadian accounts receivable securitization facilities and replaced them with new accounts receivable sales agreements that will permit the transfer, on an ongoing basis, of substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our U.S. and Canadian retail finance joint ventures. During 2009, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Consolidated Statements of Operations, was $36.4 million compared to $29.7 million in 2008. The increase during 2009 was due primarily to higher finance revenues generated as a result of higher average retail finance portfolios, particularly in Europe and Brazil.

The retail finance portfolio in our retail finance joint venture in Brazil was $1.7 billion as of December 31, 2009 compared to $1.2 billion as of December 31, 2008. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

Worldwide industry demand is expected to be mixed in the first six months of 2010, with stronger market conditions in Brazil expected to offset weaker conditions in North America and Europe. Demand in North America and Western Europe is expected to stabilize during 2010, making comparisons to 2009 more favorable in the second half of the year. Continued economic weakness in Eastern and Central Europe and Russia is expected to keep industry demand at very low levels in those markets throughout 2010.

Our net sales in 2010 are expected to be flat compared to 2009. We are targeting gross margin improvements to be offset by higher engineering expenses for new product development and Tier 4 emission requirements, as well as higher pension costs. Net income is projected to be flat to slightly higher than 2009.

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

We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our $300 million revolving credit facility which expires in May 2013 (no amounts were outstanding as of December 31, 2009).

•	Our €200.0 million (or approximately $286.5 million as of December 31, 2009) 6 7/8% senior subordinated notes, which mature in 2014.

•	Our $201.3 million 1 3/4% convertible senior subordinated notes may be required to be repurchased on December 31, 2010, or could be converted earlier based on the closing sales price of our common stock (see further discussion below). Our $201.3 million 1 1/4% convertible senior subordinated notes may be required to be repurchased on December 15, 2013, or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €140.0 million (or approximately $200.6 million as of December 31, 2009) securitization facility in Europe, which expires in October 2011. As of December 31, 2009, outstanding funding related to this facility was approximately €104.6 million (or approximately $149.9 million).

•	Our new accounts receivable sales agreements in the United States and Canada with AGCO Finance LLC and AGCO Finance Canada, Ltd., with total funding of up to $600.0 million for U.S. wholesale accounts receivable and up to C$250.00 million (or approximately $234.7 million as of December 31, 2009) for Canadian wholesale accounts receivable. As of December 31, 2009, approximately $444.6 million of proceeds had been received under these agreements.

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

Current Facilities

Our $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010,

2013, 2018, 2023 and 2028. See Note 7 to our Consolidated Financial Statements for a full description of these notes.

Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. See Note 7 to our Consolidated Financial Statements for a full description of these notes.

As of December 31, 2009, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2009, and, therefore, we classified the notes as a current liability. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources. As of December 31, 2008, the closing sales price of our common stock did not exceed 120% of the conversion price of $22.36 and $40.73 per share, respectively, for our 1 3/4% convertible senior subordinated notes and our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2008, and, therefore, we classified both notes as long-term debt. Future classification of the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.

The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 1 and 7 of the Company’s Consolidated Financial Statements for further discussion.

Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of December 31, 2009 and 2008, we had no outstanding borrowings under the facility. As of December 31, 2009 and 2008, we had availability to borrow approximately $290.7 million and $291.3 million, respectively, under the facility.

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

Under our European securitization facility, we sell accounts receivable in Europe on a revolving basis to commercial paper conduits through a qualifying special purpose entity (“QSPE”) in the United Kingdom. The

European facility expires in October 2011, but is subject to annual renewal. On December 31, 2009, we expanded our European facility by €40.0 million so that the total amount of the facility was €140.0 million (or approximately $200.6 million). The outstanding funded balance of approximately €104.6 million (or approximately $149.9 million) as of December 31, 2009 has the effect of reducing accounts receivable and short-term liabilities by the same amount. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 10% of the funded amount. We maintain reserves for doubtful accounts associated with this risk where necessary. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduits.

This facility allow us to sell accounts receivables through financing conduits, which obtain funding from commercial paper markets. Future funding under the securitization facility depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facility provides for liquidity backing from various financial institutions, including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.

On December 22, 2009, we terminated our U.S. and Canadian accounts receivable securitization facilities of $280.0 million and $70.0 million, respectively, which had outstanding funding of approximately $280.0 million and $65.0 million, respectively. We replaced these securitization facilities with new accounts receivable sales agreements that will permit the transfer, on an ongoing basis, of substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our U.S. and Canadian retail finance joint ventures. We have a 49% ownership in these joint ventures. This agreement also replaces a May 2005 agreement whereby we previously sold interest-bearing receivables to AGCO Finance LLC and AGCO Finance Canada, Ltd. on an ongoing basis. The new accounts receivable sales agreements provide for funding up to $600.0 million of U.S. accounts receivable and up to C$250.0 million (or approximately $234.7 million as of December 31, 2009) of Canadian accounts receivable, both of which may be increased in the future at the discretion of AGCO Finance LLC and AGCO Finance Canada, Ltd., respectively. The transfer of the receivables is without recourse to us. These agreements are accounted for as off-balance sheet transactions and, similar to our securitization facility, have the effect of reducing accounts receivable and short-term liabilities by the same amount.

As of December 31, 2009, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements with AGCO Finance LLC and AGCO Finance Canada, Ltd. was approximately $444.6 million. As of December 31, 2008, the balance of interest-bearing receivables that had been transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under our former arrangement to transfer wholesale interest-bearing receivables was approximately $59.0 million. The net cash impact from the proceeds of the sale of accounts receivable under the new sales agreements less the $345.0 million previously funded through our former securitization facilities was approximately $40.6 million and was reflected within “Net cash provided by Operating Activities” within our Consolidated Statement of Cash Flows for the year ended December 31, 2009.

Our AGCO Finance retail joint ventures in Europe, Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of December 31, 2009, these retail finance joint ventures had approximately $176.9 million of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flow provided by operating activities was $351.7 million during 2009, compared to $291.3 million during 2008. The increase in cash flow provided by operating activities during 2009 was primarily due to a reduction in our net working capital. We lowered inventory and accounts receivable levels by approximately

$558.7 million from 2008 year-end levels. This reduction and positive impact to our cash flow was partially offset by lower net income as well as a reduction in accounts payable resulting from significant production cuts throughout 2009. The reduction in accounts receivable levels also includes the net cash impact from the proceeds of the sale of accounts receivable under the new accounts receivable sales agreements discussed above less the $345.0 million previously funded through our former securitization facilities, which was approximately $40.6 million.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,070.8 million in working capital at December 31, 2009, as compared with $1,026.7 million at December 31, 2008. Accounts receivable and inventories, combined, at December 31, 2009 were $286.5 million lower than at December 31, 2008. Accounts payable as of December 31, 2009 were $382.8 million lower than at December 31, 2008.

Capital expenditures for 2009 were $215.3 million compared to $251.3 million during 2008. Capital expenditures during 2009 were used to support our manufacturing operations, systems initiatives, and the development and enhancement of new and existing products.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 21.4% at December 31, 2009 compared to 24.8% at December 31, 2008.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2009 are as follows (in millions):

	Payments Due By Period
			2011 to	2013 to	2015 and
	Total	2010	2012	2014	Beyond

Indebtedness(1)	$689.2	$201.4	$—	$286.5	$201.3
Interest payments related to long-term debt(1)	98.9	25.7	44.4	28.8	—
Capital lease obligations	4.1	2.1	1.8	0.2	—
Operating lease obligations	154.2	41.5	51.0	21.2	40.5
Unconditional purchase obligations	82.3	58.6	23.7	—	—
Other short-term and long-term obligations(2)	269.1	41.8	58.6	48.3	120.4

Total contractual cash obligations	$1,297.8	$371.1	$179.5	$385.0	$362.2

	Amount of Commitment Expiration Per Period
			2011 to	2013 to	2015 and
	Total	2010	2012	2014	Beyond

Standby letters of credit and similar instruments	$9.3	$9.3	$—	$—	$—
Guarantees	74.1	64.3	9.0	0.8	—

Total commercial commitments and letters of credit	$83.4	$73.6	$9.0	$0.8	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods. Indebtedness amounts reflect the principal amount of our convertible senior subordinated notes.

(2)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions. In addition, short-term obligations include amounts due to financial institutions related to sales of certain receivables that did not meet the off-balance sheet criteria.

Commitments and Off-Balance Sheet Arrangements

Guarantees

We maintain a remarketing agreement with AGCO Finance LLC and AGCO Finance Canada Ltd., our retail finance joint ventures in North America, whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fair value of the underlying equipment.

At December 31, 2009, we guaranteed indebtedness owed to third parties of approximately $74.1 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2014. We believe the credit risk associated with these guarantees is not material to our financial position. Losses under such guarantees have historically been insignificant. In addition, we would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2009, we had outstanding foreign exchange contracts with a gross notional amount of approximately $1,247.7 million. The outstanding contracts as of December 31, 2009 range in maturity through December 2010. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Foreign Currency Risk Management” for additional information.

As discussed in “Liquidity and Capital Resources,” we sell substantially all of our wholesale accounts receivable in North America to our U.S. and Canadian retail finance joint ventures, we sell certain accounts receivable under our European securitization facility and we sell certain accounts receivable under factoring arrangements to financial institutions around the world. We evaluate the sale of such receivables pursuant to the guidelines of Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” (“ASC 860”), and have determined that these facilities should be accounted for as off-balance sheet transactions.

Contingencies

As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $11.6 million and $13.9 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2009 and 2008, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

In February 2006, we received a subpoena from the SEC in connection with a non-public, fact-finding inquiry entitled “In the Matter of Certain Participants in the Oil for Food Program.” We settled the matter with the SEC and DOJ, as well as with the Danish government, in September 2009. In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. See Note 12 to our Consolidated Financial Statements for further discussion of these matters.

Related Parties

Rabobank is a 51% owner in our retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in our revolving credit facility and our European securitization facility. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, our joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to our other retail finance joint ventures and will result in the gradual elimination of our solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2009, the solvency requirement for the portfolio held by Rabobank was approximately $3.7 million.

Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements they provide to unaffiliated third parties. In addition, we transfer, on an ongoing basis, substantially all of our wholesale interest-bearing and non-interest bearing accounts receivable in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America. See Note 4 to our Consolidated Financial Statements for further discussion of these agreements. We maintain a remarketing agreement with our U.S. retail finance joint venture, AGCO Finance LLC, as discussed above under “Commitments and Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail finance joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

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

We attempt to manage our transactional foreign currency exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency contracts. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings. Our hedging policy prohibits use of foreign currency contracts for speculative trading purposes.

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2009, 2008 and 2007, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2009, 2008 and 2007 was approximately $(14.5) million, $14.1 million and $4.1 million, respectively, on an after-tax basis. The amount of the (loss) gain recorded in other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2009, 2008 and 2007 was approximately $(1.3) million, $(36.7) million and $7.7 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2009 range in maturity through December 2010.

Generally, we have not required collateral from counterparties, nor have we historically been asked to post collateral with respect to hedging transactions, except that during 2009 and 2008, we deposited cash with a financial institution as security against outstanding foreign currency contracts that matured throughout 2009. As of December 31, 2008, the amount deposited was approximately $33.8 million and was classified as “Restricted cash” our Consolidated Balance Sheets. This amount was recovered during 2009 as the contracts matured. As of December 31, 2009, there were no collateral requirements on any hedge transactions.

In previous years, we provided in our Form 10-K and Form 10-Qs a table that summarized all of our foreign currency contracts used to hedge foreign currency exposures, which included disclosure of notional amounts as well as fair value gains and losses on such hedges denoted by foreign currency. Throughout 2009 and prospectively, we are disclosing market risk, as it relates to our foreign currency exchange rate risk, using a sensitivity model, through which we will analyze the impact on all outstanding foreign currency contracts of a 10% change in the applicable currency of the hedge contract. We believe this provides better clarity of risk related to our foreign currency instruments.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $104.9 million as of December 31, 2009. Using the same sensitivity analysis as of December 31, 2008, the fair value of such instruments would have been negatively impacted by approximately $119.0 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2009 would have increased by approximately $1.6 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2009, 2008 and 2007.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), as subsequently codified under ASC 810, “Consolidation.” SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption of SFAS No. 167 is prohibited. The adoption of the standard will impact the consolidation of our joint venture, GIMA. Refer to Note 1 to our Consolidated Financial Statements for a further discussion of our GIMA joint venture. We have completed a qualitative analysis of all of our joint ventures, including our GIMA joint venture, and have determined that we do not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance. The deconsolidation of GIMA will result in a prospective reclassification of “Noncontrolling interests” within equity to “Investments in affiliates” in our Consolidated Balance Sheets of approximately $5.1 million. We will reflect this reclassification during our first quarter ended March 31, 2010. The deconsolidation will also result in a reduction in our “Net sales” and “Income from operations” within our Consolidated Statements of Operations, but have no overall impact to our consolidated net income, and will result in a reduction of our “Total assets” and “Total liabilities” within our Consolidated Balance Sheets, but have no net impact to our “Total stockholders’ equity” other than the reclassification previously mentioned.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’ ” (“SFAS No. 166”), as subsequently codified under ASC 860. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. We have evaluated the impact of the adoption of SFAS No. 166 on our accounts receivable securitization facility in Europe, our new accounts receivable sales agreements in the U.S. and Canada, as well as various other financing facilities around the world (as are more fully described in Note 4 to our Consolidated Financial Statements). Upon adoption of SFAS No. 166, we will be required to recognize accounts receivable sold through our European securitization facility within our Consolidated Balance Sheets with a corresponding liability equivalent to the funded balance of the facility. The accounts receivable securitization facility in Europe is approximately €140.0 million (or approximately $200.6 million as of December 31, 2009).

See Note 1 to our Consolidated Financial Statements for more information regarding other recent accounting pronouncements.

Recent Restructuring Actions

We recorded approximately $13.2 million of restructuring and other infrequent expenses during 2009. These charges include severance and other related costs associated with the rationalization of our operations in France, the United Kingdom, Finland, Germany , the United States and Denmark. Refer to Note 3 of our Consolidated Financial Statements for a more detailed description of these rationalizations.

European and North American Manufacturing and Administrative Headcount Reductions

During 2009 and January 2010, we announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in France, Finland, Germany and the United States as well as at various administrative offices located in the United Kingdom and the United States. The headcount reductions were initiated in order to reduce costs and SG&A expenses in response to softening global market demand and reduced production volumes. We recorded approximately $12.8 million of severance and other related costs associated with such actions during 2009. The severance costs recorded related to the termination of approximately 766 employees. Total cash restructuring costs associated with the actions are expected to be approximately $23.0 million to $25.0 million and such actions should be completed during 2010. We estimate that the results of these headcount reductions will generate annual savings within SG&A expenses of approximately $16.0 million in 2010. Savings associated with manufacturing employee headcount reductions in future periods will be dependent on future production volumes.

Randers, Denmark closure

In November 2009, we announced our intention to close our combine assembly operations located in Randers, Denmark. We intend to cease operations in July 2010, and transfer such assembly to our harvesting equipment manufacturing joint venture, Laverda, located in Breganze, Italy. The land and buildings associated with the Randers facility will be marketed for sale after the assembly operations cease. Machinery, equipment and tooling will either be transferred to Laverda or one of our other manufacturing operations. The closure will result in the termination of approximately 90 employees. We recorded approximately $0.4 million of severance and other related costs in 2009 associated with the facility closure. Employee retention payments paid to employees who will remain employed until certain future termination dates in 2010 will be accrued over the term of the retention period commencing January 2010, and are expected to be approximately $2.3 million. We anticipate savings associated with this closure to be approximately $3.0 million commencing in 2011.

Critical Accounting Estimates

We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 to our Consolidated Financial Statements. We believe that our application of the policies discussed below involves significant levels of judgment, estimates and complexity.

Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectability of trade receivables. Our loss or write-off experience was approximately 0.1% of net sales in 2009.

Discount and Sales Incentive Allowances

We provide various incentive programs with respect to our products. These incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions, dealer incentive allowances and volume discounts. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. We record the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that we do not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of our volume discount programs as well as sales incentives associated with accounts receivable sold to our U.S. and Canadian retail finance joint ventures, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2009, we had recorded an allowance for discounts and sales incentives of approximately $97.5 million primarily related to reserves in our North America geographical segment that will be paid either through a reduction of future invoices or through credit memos to our dealers. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, for those sales subject to such discount programs, our reserve would increase by approximately $5.7 million as of December 31, 2009. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $5.7 million as of December 31, 2009.

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

Deferred Income Taxes and Uncertain Income Tax Positions

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized, and we periodically assess the likelihood that our deferred tax assets will be recovered from estimated future projected taxable income and available tax planning strategies and determine if adjustments to the valuation allowance are appropriate. As a result of these assessments, there are certain tax jurisdictions where we do not benefit further losses. Changes in industry conditions and the competitive environment may impact the accuracy of our projections.

At December 31, 2009 and 2008, we had gross deferred tax assets of $485.0 million and $471.4 million, respectively, including $215.0 million and $210.8 million, respectively, related to net operating loss carryforwards. At December 31, 2009 and 2008, we recorded total valuation allowances as an offset to the gross deferred tax assets of $261.7 million and $294.4 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, Switzerland, The Netherlands and the United States. Realization of the remaining deferred tax assets as of December 31, 2009 depends on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

At December 31, 2009 and 2008, we had approximately $21.8 million and $20.1 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2009 and 2008, we had approximately $3.5 million and $7.6 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2009 and 2008, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.9 million and $1.8 million, respectively. We maintain procedures designed to appropriately reflect uncertain income tax positions in our Consolidated Financial Statements. These procedures include the evaluation of uncertainties both internally and, as necessary, externally with third-party advisors. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

Insurance Reserves

Under our insurance programs, coverage is obtained for significant liability limits as well as those risks required by law or contract. It is our policy to self-insure a portion of certain expected losses related primarily to workers’ compensation and comprehensive general, product liability and vehicle liability. We provide insurance reserves for our estimates of losses due to claims for those items for which we are self-insured. We base these estimates on the expected ultimate settlement amount of claims, which often have long periods of resolution. We closely monitor the claims to maintain adequate reserves.

Pensions

We sponsor defined benefit pension plans covering certain employees principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland, Australia and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

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

For the years ended December 31, 2009 and 2008, we based the discount rate used to determine the projected benefit obligation for our U.S. qualified pension plans and our Executive Nonqualified Pension Plan by matching the projected cash flows of our largest pension plan to the Citigroup Pension Discount Curve. For our U.K. plan, we derived the discount rate based on a yield curve developed from the constituents of the Merrill Lynch AA-rated corporate bond index. The discount rate for the U.K. plan is a single weighted-average rate based on the approximate future cash flows of the plan. For countries within the Euro Zone, we derived an AA-rated corporate bond yield curve by selecting bonds included in the iBoxx corporate indices and creating a discount rate curve based on a series of model cash flows. Discount rates for each plan were then determined based on each plan’s liability duration. The indices used in the United States, the United Kingdom and other countries were chosen to match our expected plan obligations and related expected cash flows. As of December 31, 2009, the measurement date with respect to our defined benefit plans is December 31. ASC 715, “Compensation-Retirement Benefits,” requires the measurement of all defined benefit plan assets and obligations as of the date of our fiscal year end for years ending after December 15, 2008, and, therefore, the measurement date with respect to our U.K. pension plan was changed from September 30 to December 31 upon adoption of that measurement provision during 2008. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The mortality rates for the U.K. plan were updated in 2009 to reflect expected improvements in the life expectancy of the plan participants. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. pension plans comprise approximately 89% of our consolidated projected benefit obligation as of December 31, 2009. If the discount rate used to determine the 2009 projected benefit obligation for our U.S. pension plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.6 million at December 31, 2009, and our 2010 pension expense would increase by less than $0.1 million. If the discount rate used to determine the 2009 projected benefit obligation for our U.S. pension plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.5 million, and our 2010 pension expense would decrease by less than $0.1 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $22.8 million at December 31, 2009, and our 2010 pension expense would increase by approximately $0.9 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $21.8 million at December 31, 2009, and our 2010 pension expense would decrease by approximately $0.9 million.

Unrecognized actuarial losses related to our qualified pension plans were $282.1 million as of December 31, 2009 compared to $186.1 million as of December 31, 2008. The increase in unrecognized losses between years primarily reflects a decrease in discount rates and the impact of foreign currency translation. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our qualified defined benefit pension plans, these losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits. For our U.S. salaried, U.S. hourly and U.K. pension plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2009, the average amortization period was 18 years for our U.S. pension plans and 22 years for our non — U.S. pension plans. The estimated net actuarial loss for qualified defined benefit pension plans that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2010 is approximately $8.7 million compared to approximately $6.5 million during the year ended December 31, 2009.

Investment strategy and concentration of risk

The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2009 and 2008 are as follows:

Asset Category	2009	2008

Large and small cap domestic equity securities	24%	24%
International equity securities	15%	11%
Domestic fixed income securities	22%	23%
Other investments	39%	42%

Total	100%	100%

The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2009 and 2008 are as follows:

Asset Category	2009	2008

Equity securities	39%	39%
Fixed income securities	35%	33%
Other investments	26%	28%

Total	100%	100%

All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. Our global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The primary investment objective of our pension plans is to secure participant retirement benefits. As such, the key objective in the pension plans’ financial management is to promote stability and, to the extent appropriate, growth in funded status.

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. Our U.S. target allocation of retirement fund investments is 35% large- and small- cap domestic equity securities, 15% international equity securities, 20% broad fixed income securities, and 30% in alternative investments. We have noted that over long investment horizons, this mix of investments would achieve an average return in excess of 8.5%. In arriving at the choice of an expected return assumption of 8% for our U.S.-based plans, we have tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 28% of assets for the near-term benefit payments and 72% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. Our non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for our U.K.-based plans, we have tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans.

Equity securities primarily include investments in large-cap and small-cap companies located across the globe. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-

backed securities, agency mortgages, asset-backed securities and government securities. Alternative and other assets include investments in hedge fund of funds that follow diversified investment strategies. To date, we have not invested pension funds in our own stock, and we have no intention of doing so in the future.

Within each asset class, careful consideration is given to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors affecting investment returns. The assets are managed by professional investment firms. They are bound by precise mandates and are measured against specific benchmarks. Among assets managers, consideration is given, among others, to balancing security concentration, issuer concentration, investment style and reliance on particular active investment strategies.

As of December 31, 2009, our unfunded or underfunded obligations related to our qualified pension plans were approximately $242.1 million, due primarily to our pension plan in the United Kingdom. In 2009, we contributed approximately $28.4 million towards those obligations, and we expect to fund approximately $30.1 million in 2010. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £13.0 million per year (or approximately $21.2 million) towards that obligation for the next 10 years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

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

Assumptions and Approach Used.  The assumptions used in developing the required estimates include the following key factors:

• Health care cost trends	• Inflation
• Discount rates	• Medical coverage elections
• Retirement rates	• Mortality rates

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, and an assessment of likely long-term trends. For the years ended December 31, 2009 and 2008, we based the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans by matching the projected cash flows of our largest pension plan to the Citigroup Pension Discount Curve. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2006 to reflect the most recent study released by the Society of Actuaries, which reflects pensioner experience and distinctions for blue and white collar employees. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 97% of our consolidated projected benefit obligation. If the discount rate used to determine the 2009 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.7 million at December 31, 2009, and our 2010 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2009 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.7 million, and our 2010 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. postretirement benefit plans were $6.0 million as of December 31, 2009 compared to $7.1 million as of December 31, 2008. The decrease in losses primarily reflects a more favorable claims experience during 2009. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors.

These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2009, the average amortization period was 14 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2010 is approximately $0.2 million, compared to approximately $0.3 million during the year ended December 31, 2009.

As of December 31, 2009, we had approximately $28.1 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2009, we made benefit payments of approximately $1.7 million towards these obligations, and we expect to make benefit payments of approximately $1.8 million towards these obligations in 2010.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2009, we assumed an 8.5% health care cost trend rate for 2010, decreasing to 4.9% by 2060. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2009, we assumed a 10.0% health care cost trend rate for 2010, decreasing to 5.5% by 2019. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2010 and the accumulated postretirement benefit obligation at December 31, 2009 (in millions):

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

Goodwill and Indefinite-Lived Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our initial assessment and our annual assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus the second step of the impairment is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. A reporting unit is an operating segment or one level below an operating segment (e.g., a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. In addition, we combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments are not our reporting units, with the exception of our Asia/Pacific geographical segment.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

We utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making our annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2009, 2008 and 2007 indicated that no reduction in the carrying amount of goodwill was required. The fair value of our reporting units was substantially in excess of their carrying amounts for 2009, 2008 and 2007.

We make various assumptions including assumptions regarding future cash flows, market multiples, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions require significant judgments on our part and the conclusions that we reach could vary significantly based upon these judgments.

As of December 31, 2009, we had approximately $634.0 million of goodwill. While our annual impairment testing in 2009 supported the carrying amount of this goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risk Management” and “— Interest Rates” on pages 33 and 34 under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2009 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 26 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders:
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7, the Company changed its methods of accounting for noncontrolling interests and convertible debt instruments in 2009 due to the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, ‘Consolidated Financial Statements,’ ’’ (incorporated into ASC Topic 810, “Consolidation”) and FSP APB No. 14-1, “Accounting for Convertible Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement),” (incorporated into ASC Topic 470, “Debt”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 26, 2010

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2009	2008	2007

Net sales	$6,630.4	$8,424.6	$6,828.1
Cost of goods sold	5,557.9	6,924.9	5,637.1

Gross profit	1,072.5	1,499.7	1,191.0
Selling, general and administrative expenses	630.1	720.9	625.7
Engineering expenses	191.9	194.5	154.9
Restructuring and other infrequent expenses (income)	13.2	0.2	(2.3)
Amortization of intangibles	18.0	19.1	17.9

Income from operations	219.3	565.0	394.8
Interest expense, net	43.3	33.2	37.5
Other expense, net	22.2	20.1	43.4

Income before income taxes and equity in net earnings of affiliates	153.8	511.7	313.9
Income tax provision	56.5	164.6	111.4

Income before equity in net earnings of affiliates	97.3	347.1	202.5
Equity in net earnings of affiliates	38.4	38.8	30.4

Net income	135.7	385.9	232.9
Net income attributable to noncontrolling interests	—	—	—

Net income attributable to AGCO Corporation and subsidiaries	$135.7	$385.9	$232.9

Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.47	$4.21	$2.55

Diluted	$1.44	$3.95	$2.41

Weighted average number of common and common equivalent shares outstanding:
Basic	92.2	91.7	91.5

Diluted	94.1	97.7	96.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$652.7	$512.2
Restricted cash	—	33.8
Accounts and notes receivable, net	731.7	815.6
Inventories, net	1,187.3	1,389.9
Deferred tax assets	63.6	56.6
Other current assets	153.6	197.1

Total current assets	2,788.9	3,005.2
Property, plant and equipment, net	943.0	811.1
Investment in affiliates	347.5	275.1
Deferred tax assets	70.3	29.9
Other assets	111.7	69.6
Intangible assets, net	166.8	176.9
Goodwill	634.0	587.0

Total assets	$5,062.2	$4,954.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$0.1	$0.1
Convertible senior subordinated notes	193.0	—
Accounts payable	644.3	1,027.1
Accrued expenses	834.8	799.8
Other current liabilities	45.9	151.5

Total current liabilities	1,718.1	1,978.5
Long-term debt, less current portion	454.0	625.0
Pensions and postretirement health care benefits	279.7	173.6
Deferred tax liabilities	118.7	108.1
Other noncurrent liabilities	82.6	49.6

Total liabilities	2,653.1	2,934.8

Commitments and contingencies (Note 12)
Temporary Equity:
Equity component of redeemable convertible senior subordinated notes	8.3	—
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2009 and 2008	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 92,453,665 and 91,844,193 shares issued and outstanding in 2009 and 2008, respectively	0.9	0.9
Additional paid-in capital	1,061.9	1,067.4
Retained earnings	1,517.8	1,382.1
Accumulated other comprehensive loss	(187.4)	(436.1)

Total AGCO Corporation stockholders’ equity	2,393.2	2,014.3

Noncontrolling interests	7.6	5.7

Total stockholders’ equity	2,400.8	2,020.0

Total liabilities, temporary equity and stockholders’ equity	$5,062.2	$4,954.8

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

											Comprehensive
					Accumulated Other Comprehensive Income (Loss)						Income (Loss)	Comprehensive
					Defined		Deferred	Accumulated			attributable to	Income (Loss)
			Additional		Benefit	Cumulative	Gains	Other		Total	AGCO Corporation	attributable to
	Common Stock		Paid-in	Retained	Pension	Translation	(Losses) on	Comprehensive	Noncontrolling	Stockholders’	and	Noncontrolling
	Shares	Amount	Capital	Earnings	Plans	Adjustment	Derivatives	Income (Loss)	Interests	Equity	subsidiaries	Interests

Balance, December 31, 2006	91,177,903	$0.9	$908.9	$774.1	$(170.3)	$(22.0)	$2.0	$(190.3)	$—	$1,493.6
Adjustment for equity component of convertible debt (Note 7) and noncontrolling interests (Note 1)	—	—	94.2	(9.7)	0.4	—	—	0.4	5.6	90.5

Adjusted balance, January 1, 2007	91,177,903	0.9	1,003.1	764.4	(169.9)	(22.0)	2.0	(189.9)	5.6	1,584.1
Net income	—	—	—	232.9	—	—	—	—	—	232.9	$232.9	$—
Issuance of restricted stock	6,346	—	0.2	—	—	—	—	—	—	0.2
Stock options and SSARs exercised	425,646	—	8.0	—	—	—	—	—	—	8.0
Stock compensation	—	—	25.6	—	—	—	—	—	—	25.6
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	1.4	—	—	1.4	—	1.4	1.4
Net actuarial gain arising during year	—	—	—	—	71.1	—	—	71.1	—	71.1	71.1
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.1	—	—	0.1	—	0.1	0.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	10.5	—	—	10.5	0.1	10.6	10.5	0.1
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	7.7	7.7	—	7.7	7.7
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	(4.4)	(4.4)	—	(4.4)	(4.4)
Change in cumulative translation adjustment	—	—	—	—	—	182.5	—	182.5	0.3	182.8	182.5	0.3

Balance, December 31, 2007	91,609,895	0.9	1, 036.9	997.3	(86.8)	160.5	5.3	79.0	6.0	2,120.1	501.8	0.4

Net income	—	—	—	385.9	—	—	—	—	—	385.9	385.9	—
Issuance of restricted stock	136,457	—	1.6	—	—	—	—	—	—	1.6
Issuance of performance award stock	62,387	—	(2.6)	—	—	—	—	—	—	(2.6)
Stock options and SSARs exercised	35,454	—	(0.3)	—	—	—	—	—	—	(0.3)
Stock compensation	—	—	31.8	—	—	—	—	—	—	31.8
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)	(0.2)
Net actuarial loss arising during year	—	—	—	—	(57.6)	—	—	(57.6)	—	(57.6)	(57.6)
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	5.6	—	—	5.6	—	5.6	5.6
Effects of changing pension plan measurement date:
Service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007	—	—	—	(0.2)	—	—	—	—	—	(0.2)
Amortization of net actuarial losses for October 1 — December 31, 2007	—	—	—	(0.9)	0.9	—	—	0.9	—	—	0.9
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(44.4)	(44.4)	—	(44.4)	(44.4)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)	(1.0)
Change in cumulative translation adjustment	—	—	—	—	—	(418.4)	—	(418.4)	(0.3)	(418.7)	(418.4)	(0.3)

Balance, December 31, 2008	91,844,193	0.9	1,067.4	1,382.1	(138.1)	(257.9)	(40.1)	(436.1)	5.7	2,020.0	(129.2)	(0.3)

Net income	—	—	—	135.7	—	—	—	—	—	135.7	135.7	—
Issuance of restricted stock	26,388	—	0.6	—	—	—	—	—	—	0.6
Issuance of performance award stock	581,393	—	(5.2)	—	—	—	—	—	—	(5.2)
Stock options and SSARs exercised	1,691	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	7.4	—	—	—	—	—	—	7.4
Investments by noncontrolling interests	—	—	—	—	—	—	—	—	1.3	1.3
Defined benefit pension plans, net of taxes:
Net actuarial loss arising during year	—	—	—	—	(75.6)	—	—	(75.6)	(0.1)	(75.7)	(75.6)	(0.1)
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	5.4	—	—	5.4	0.1	5.5	5.4	0.1
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	35.4	35.4	—	35.4	35.4
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	0.6	0.6	—	0.6	0.6
Reclassification to temporary equity-
Equity component of convertible senior subordinated notes	—	—	(8.3)	—	—	—	—	—	—	(8.3)
Change in cumulative translation adjustment	—	—	—	—	—	282.9	—	282.9	0.6	283.5	282.9	0.6

Balance, December 31, 2009	92,453,665	$0.9	$1,061.9	$1,517.8	$(208.3)	$25.0	$(4.1)	$(187.4)	$7.6	$2,400.8	$384.4	$0.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$135.7	$385.9	$232.9

Adjustments to reconcile net income to net cash provided by operating activities:
Net income attributable to noncontrolling interests	—	—	—
Depreciation	129.6	127.4	115.6
Deferred debt issuance cost amortization	2.8	3.2	4.7
Amortization of intangibles	18.0	19.1	17.9
Amortization of debt discount	15.0	14.1	13.4
Stock compensation	8.0	33.3	25.7
Equity in net earnings of affiliates, net of cash received	(20.7)	(11.0)	(3.5)
Deferred income tax (benefit) provision	(21.9)	7.3	2.5
Loss (gain) on sale of property, plant and equipment	1.4	(0.2)	(2.9)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	265.9	(208.4)	(3.0)
Inventories, net	292.8	(374.2)	10.7
Other current and noncurrent assets	38.5	(75.6)	(41.4)
Accounts payable	(411.3)	284.4	54.1
Accrued expenses	(82.3)	127.4	86.4
Other current and noncurrent liabilities	(19.8)	(41.4)	(8.8)

Total adjustments	216.0	(94.6)	271.4

Net cash provided by operating activities	351.7	291.3	504.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(215.3)	(251.3)	(141.4)
Proceeds from sale of property, plant and equipment	2.6	4.9	6.0
Sale(purchase)of businesses, net of cash acquired	0.5	—	(17.8)
Investments in unconsolidated affiliates, net	(17.6)	(0.6)	(68.0)
Restricted cash and other	37.1	(32.5)	(2.7)

Net cash used in investing activities	(192.7)	(279.5)	(223.9)

Cash flows from financing activities:
Proceeds from debt obligations	282.3	76.5	208.8
Repayments of debt obligations	(343.6)	(38.1)	(329.5)
Proceeds from issuance of common stock	—	0.3	8.2
Payment of minimum tax withholdings on stock compensation	(5.2)	(3.2)	—
Payment of debt issuance costs	(0.1)	(1.4)	(0.3)
Investments by noncontrolling interests	1.3	—	—

Net cash (used in) provided by financing activities	(65.3)	34.1	(112.8)

Effects of exchange rate changes on cash and cash equivalents	46.8	(116.1)	13.7

Increase (decrease) increase in cash and cash equivalents	140.5	(70.2)	181.3
Cash and cash equivalents, beginning of year	512.2	582.4	401.1

Cash and cash equivalents, end of year	$652.7	$512.2	$582.4

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 2,700 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

Basis of Presentation

The Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined to be the primary beneficiary under Accounting Standard Codification (“ASC”) 810, “Consolidation” (“ASC 810”). The Company records investments in all other affiliate companies using the equity method of accounting when it has significant influence. Other investments including those representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

Joint Ventures

The Company analyzed the provisions of ASC 810 as they relate to the accounting for its investments in joint ventures and determined that it is the primary beneficiary of one of its joint ventures, GIMA. GIMA is a joint venture between AGCO and Claas Tractor SAS (“Claas”) to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. Purchases made by the Company from GIMA during 2009 were approximately $211.0 million. In addition, the Company charges GIMA with respect to the lease of a portion of its facility in France and related utilities and for certain administrative and back office support services. The amount paid by GIMA to the Company for lease costs and support services during 2009 was approximately $19.9 million. GIMA has overdraft facilities with two third-party financial institutions of up to €6.0 million (and no amounts were outstanding with respect to the overdraft facilities as of December 31, 2009). Such facilities are not secured by any of GIMA’s assets, and neither joint venture partner provides a guarantee with respect to the facilities. The joint venture partners provide operating cash requirements to the joint venture on a 50/50 basis. Cash flow requirements are generally structurally financed by the purchases of product by both parties (on a cost plus basis) based upon the level of purchases from both partners. Capital expenditures and additional operating cash flow requirements by the joint venture are funded on a 50/50 basis by the joint venture partners. There have been no additional capital infusions into the joint venture since inception. Per the joint venture agreement, both partners would have to provide additional capital infusions if the joint venture’s retained losses exceed more than half of its share capital balance. This circumstance would be unlikely given the structural setup of the joint venture and the financing of the joint venture through purchases of all of its product by both partners on a cost plus basis. In analyzing the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”), the Company determined that it was the primary beneficiary of the joint venture due to the fact that the Company purchases a majority of the production output, and thus absorbs a majority of the gains or losses associated with the joint venture. The equity interest of Claas is reported as a noncontrolling interest and is included as a

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of equity in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008. Refer to “Recent Accounting Pronouncements” regarding the impact to the Company’s consolidation of GIMA for the year ended December 31, 2010 pursuant to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), as subsequently codified under ASC 810.

Rabobank is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than an insignificant portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil (Note 13). The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. The Company maintains a remarketing agreement with its U.S. retail finance joint venture, AGCO Finance LLC (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. In addition, the Company transfers substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., on an ongoing basis. The transfer of the receivables is without recourse to the Company, and the Company does not service the receivables. The Company does not maintain any direct retained interest in the receivables (Note 4). In analyzing the provisions of ASC 810, the Company determined that the retail finance joint ventures did not meet the consolidation requirements and should be accounted for under the voting interest model. In making this determination, the Company evaluated the sufficiency of the equity at risk for each retail finance joint venture, the ability of the joint venture investors to make decisions about the joint ventures’ activities that have a significant effect on the success of the entities and their economic performance, the obligations to absorb expected losses of the joint ventures, and the rights to receive expected residual returns.

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. Payment terms vary by market and product with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title are those enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program. See “Accounts and Notes Receivable” for further discussion.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. Interest generally is charged on the outstanding balance six to 18 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment with terms for some larger seasonal stock orders generally requiring payment within six months of shipment.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into United States currency in accordance with ASC 830, “Foreign Currency Matters.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

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

Cash and Cash Equivalents

Cash at December 31, 2009 and 2008 of $328.6 million and $92.3 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2009 and 2008 of $324.1 million and $419.9 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

Restricted Cash

During 2009 and 2008, the Company deposited cash with a financial institution as security against outstanding foreign currency contracts that matured throughout 2009. As of December 31, 2008, the amount deposited was approximately $33.8 million and was classified as “Restricted cash” in the Company’s

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. This amount was recovered during 2009 as the contracts matured. As of December 31, 2009, there are no collateral requirements on any hedge transactions.

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

For sales in most markets outside of the United States, Canada and a majority of markets in South America, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States, Canada and a majority of markets in South America, where approximately 37.9% of the Company’s net sales were generated in 2009, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on the time of year of the sale and the dealer’s or distributor’s sales volume during the preceding year. For the year ended December 31, 2009, 18.5% and 2.9% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.3% of the Company’s net sales during 2009. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. The Company has an agreement to permit transferring, on an ongoing basis, substantially all of it wholesale interest-bearing and non-interest bearing accounts receivable in North America to its U.S. and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Qualified dealers may obtain additional financing through the Company’s U.S. and Canadian retail finance joint ventures at the joint ventures’ discretion.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheet. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs as well as sales incentives associated with accounts receivable sold to our U.S. and Canadian retail finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheet. As a result of the Company’s new accounts receivable sales agreements in the U.S. and Canada with AGCO Finance LLC and AGCO Finance Canada, Ltd. entered into in December 2009, cash payments will be made to the U.S. and Canadian retail finance joint ventures related to outstanding accounts receivable sold. The Company, therefore, reclassified sales inventive discount reserves associated with these accounts receivable sold in December 2009 from “accounts receivable allowances” to “Accrued expenses” within the Company’s Consolidated Balance Sheets. The balance of such sales discounts reserves classified in “accrued expenses” was approximately $94.5 million as of December 31, 2009. Refer to Note 4 for further information.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Sales incentive discounts	$3.0	$125.1
Doubtful accounts	35.0	28.1

	$38.0	$153.2

The Company transfers certain accounts receivable to various financial institutions primarily under its accounts receivable securitization facility in Europe and its accounts receivable agreements with its retail finance joint ventures (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of ASC 860, “Transfers and Servicing” (“ASC 860”).

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2009 and 2008, the Company had recorded $90.5 million and $106.0 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”

Inventories, net at December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Finished goods	$480.0	$484.9
Repair and replacement parts	383.1	396.1
Work in process	86.5	130.5
Raw materials	237.7	378.4

Inventories, net	$1,187.3	$1,389.9

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

Property, plant and equipment, net at December 31, 2009 and 2008 consisted of the following (in millions):

	2009	2008

Land	$60.1	$54.5
Buildings and improvements	363.1	297.3
Machinery and equipment	1,145.1	969.9
Furniture and fixtures	202.3	172.7

Gross property, plant and equipment	1,770.6	1,494.4
Accumulated depreciation and amortization	(827.6)	(683.3)

Property, plant and equipment, net	$943.0	$811.1

Goodwill and Other Intangible Assets

ASC 350, “Intangibles — Goodwill and Other” establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments are not its reporting units, with the exception of its Asia/Pacific geographical segment.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2009, 2008 and 2007 indicated that no reduction in the carrying amount of goodwill was required.

Changes in the carrying amount of goodwill during the years ended December 31, 2009, 2008 and 2007 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated

Balance as of December 31, 2006	$3.1	$146.4	$442.6	$592.1
Acquisitions	—	7.5	—	7.5
Adjustments related to income taxes	—	—	(7.9)	(7.9)
Foreign currency translation	—	29.8	44.1	73.9

Balance as of December 31, 2007	3.1	183.7	478.8	665.6
Adjustments related to income taxes	—	—	(16.8)	(16.8)
Foreign currency translation	—	(42.1)	(19.7)	(61.8)

Balance as of December 31, 2008	3.1	141.6	442.3	587.0
Adjustments related to income taxes	—	—	(9.2)	(9.2)
Foreign currency translation	—	45.6	10.6	56.2

Balance as of December 31, 2009	$3.1	$187.2	$443.7	$634.0

During 2009, 2008 and 2007, the Company reduced goodwill for financial reporting purposes by approximately $9.2 million, $16.8 million and $7.7 million, respectively, related to the realization of tax benefits associated with the excess tax basis deductible goodwill resulting from the Company’s acquisition of Valtra.

The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years. The acquired intangible assets have a weighted average useful life as follows:

Weighted-Average
Intangible Asset	Useful Life

Trademarks and tradenames	30 years
Technology and patents	7 years
Customer relationships	10 years

For the years ended December 31, 2009, 2008 and 2007, acquired intangible asset amortization was $18.0 million, $19.1 million and $17.9 million, respectively. The Company estimates amortization of existing intangible assets will be $18.7 million for 2010, $11.3 million for 2011, $11.3 million for 2012, $11.2 million for 2013 and $1.1 million for 2014.

The Company has previously determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in over 140 countries worldwide, making it one of the most widely sold tractor brands in the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

world. The Company has also identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. Valtra and Valmet are used interchangeably in the marketplace today and Valtra is recognized to be the tractor line of the Valmet name. The Valtra brand is currently sold in approximately 50 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

Changes in the carrying amount of acquired intangible assets during 2009 and 2008 are summarized as follows (in millions):

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Gross carrying amounts:
Balance as of December 31, 2007	$33.4	$103.0	$55.2	$191.6
Foreign currency translation	(0.2)	(14.6)	(2.3)	(17.1)

Balance as of December 31, 2008	33.2	$88.4	$52.9	$174.5
Foreign currency translation	0.2	14.9	1.4	16.5

Balance as of December 31, 2009	$33.4	$103.3	$54.3	$191.0

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Accumulated amortization:
Balance as of December 31, 2007	$7.2	$42.6	$32.3	$82.1
Amortization expense	1.3	10.2	7.6	19.1
Foreign currency translation	(0.1)	(7.4)	(1.7)	(9.2)

Balance as of December 31, 2008	8.4	45.4	38.2	92.0
Amortization expense	1.4	9.4	7.2	18.0
Foreign currency translation	0.1	8.3	1.1	9.5

Balance as of December 31, 2009	$9.9	$63.1	$46.5	$119.5

Trademarks and
Tradenames

Indefinite-lived intangible assets:
Balance as of December 31, 2007	$96.2
Foreign currency translation	(1.8)

Balance as of December 31, 2008	94.4
Foreign currency translation	0.9

Balance as of December 31, 2009	$95.3

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

During 2009, 2008 and 2007, the Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Under ASC 360, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 consisted of the following (in millions):

	2009	2008

Reserve for volume discounts and sales incentives	$264.6	$169.8
Warranty reserves	161.8	164.3
Accrued employee compensation and benefits	144.4	183.9
Accrued taxes	112.8	135.9
Other	151.2	145.9

	$834.8	$799.8

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in millions):

	2009	2008	2007

Balance at beginning of the year	$183.4	$167.1	$136.9
Accruals for warranties issued during the year	141.6	170.3	148.5
Settlements made (in cash or in kind) during the year	(150.9)	(142.8)	(129.9)
Foreign currency translation	7.5	(11.2)	11.6

Balance at the end of the year	$181.6	$183.4	$167.1

The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $19.8 million and $19.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheet as of December 31, 2009 and 2008, respectively.

Insurance Reserves

Under the Company’s insurance programs, coverage is obtained for significant liability limits as well as those risks required to be insured by law or contract. It is the policy of the Company to self-insure a portion

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of certain expected losses related primarily to workers’ compensation and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred.

Stock Incentive Plans

Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2009, 2008 and 2007:

	Years Ended
	December 31,
	2009	2008	2007

Cost of goods sold	$0.1	$1.5	$1.0
Selling, general and administrative expenses	8.2	32.0	25.0

Total stock compensation expense	$8.3	$33.5	$26.0

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2009, 2008 and 2007 totaled approximately $51.5 million, $65.6 million and $52.5 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $26.3 million, $25.7 million and $22.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in millions):

	2009	2008	2007

Interest expense	$65.7	$67.4	$63.9
Interest income	(22.4)	(34.2)	(26.4)

	$43.3	$33.2	$37.5

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted income per common share assumes exercise of outstanding stock options, vesting of restricted stock and performance share awards, and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.

The Company’s $201.3 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method (Note 7). A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted income per share during the years ended December 31, 2009, 2008 and 2007 is as follows (in millions, except per share data):

	2009	2008	2007

Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$135.7	$385.9	$232.9

Weighted average number of common shares outstanding	92.2	91.7	91.5

Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.47	$4.21	$2.55

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$135.7	$385.9	$232.9

Weighted average number of common shares outstanding	92.2	91.7	91.5
Dilutive stock options, performance share awards and restricted stock awards	0.4	0.4	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.5	5.6	4.8

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted income per share	94.1	97.7	96.6

Diluted net income per share attributable to AGCO and subsidiaries	$1.44	$3.95	$2.41

Stock-settled stock appreciation rights (“SSARs”) to purchase 0.3 million and 0.4 million shares for the years ended December 31, 2009 and 2008, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in its Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	AGCO Corporation and			Noncontrolling
	Subsidiaries			Interests
	2009			2009
	Before-tax	Income	After-tax	After-tax
	Amount	Taxes	Amount	Amount

Defined benefit pension plans	$(97.6)	$27.4	$(70.2)	$—
Unrealized gain on derivatives	52.7	(17.3)	35.4	—
Unrealized gain on derivatives held by affiliates	0.6	—	0.6	—
Foreign currency translation adjustments	282.9	—	282.9	0.6

Total components of other comprehensive income	$238.6	$10.1	$248.7	$0.6

	AGCO Corporation and			Noncontrolling
	Subsidiaries			Interests
	2008			2008
	Before-tax	Income	After-tax	After-tax
	Amount	Taxes	Amount	Amount

Defined benefit pension plans	$(63.5)	$12.2	$(51.3)	$—
Unrealized loss on derivatives	(65.4)	21.0	(44.4)	—
Unrealized loss on derivatives held by affiliates	(1.0)	—	(1.0)	—
Foreign currency translation adjustments	(418.4)	—	(418.4)	(0.3)

Total components of other comprehensive loss	$(548.3)	$33.2	$(515.1)	$(0.3)

	AGCO Corporation and			Noncontrolling
	Subsidiaries			Interests
	2007			2007
	Before-tax	Income	After-tax	After-tax
	Amount	Taxes	Amount	Amount

Defined benefit pension plans	$116.5	$(33.4)	$83.1	$0.1
Unrealized gain on derivatives	11.4	(3.7)	7.7	—
Unrealized loss on derivatives held by affiliates	(4.4)	—	(4.4)	—
Foreign currency translation adjustments	182.5	—	182.5	0.3

Total components of other comprehensive income	$306.0	$(37.1)	$268.9	$0.4

Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2009, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $272.2 million, $300.8 million and

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$211.3 million, respectively, compared to their carrying values of $286.5 million, $193.0 million and $167.5 million, respectively. At December 31, 2008, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $171.5 million, $230.4 million and $145.4 million, respectively, compared to their carrying values of $279.4 million, $185.3 million and $160.3 million, respectively.

The Company uses foreign currency contracts to hedge the foreign currency exposure of certain receivables and payables. The contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. These contracts are classified as non-designated derivative instruments. The Company also enters into foreign currency contracts designated as cash flow hedges of expected sales. At December 31, 2009 and 2008, the Company had foreign currency contracts outstanding with gross notional amounts of $1,247.7 million and $807.5 million, respectively. The Company had unrealized gains (losses) of approximately $12.9 million and $(27.2) million on foreign currency contracts at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, approximately $11.3 million and $20.7 million, respectively, of unrealized gains were reflected in the Company’s results of operations, as the gains related to non-designated contracts. The Company’s foreign currency contracts mitigate risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company had $1.4 million and $54.1 million of unrealized losses as of December 31, 2009 and 2008, respectively, related to designated cash flow hedges that were reflected in other comprehensive loss. Refer to Note 11 for further information.

The notional amounts of the foreign currency contracts do not represent amounts exchanged by the parties and therefore are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant. The Company’s hedging policy prohibits it from entering into any foreign currency contracts for speculative trading purposes.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, as subsequently codified under ASC 810. SFAS No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption of SFAS No. 167 is prohibited. The adoption of the standard will impact the consolidation of our joint venture, GIMA. The Company has completed a qualitative analysis of all of its joint ventures, including its GIMA joint venture, and has determined that the Company does not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance. The deconsolidation of GIMA will result in a prospective reclassification of “Noncontrolling interests” within equity to “Investments in affiliates” in the Company’s Consolidated Balance Sheets of approximately $5.1 million. The Company will reflect this reclassification during our first quarter ended March 31, 2010. The deconsolidation will also result in a reduction in the Company’s “Net sales” and “Income from operations” within its Consolidated Statements of Operations, but have no overall impact to the Company’s consolidated net income, and will result in a

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction of the Company’s “Total assets” and “Total liabilities” within its Consolidated Balance Sheets, but have no net impact to the Company’s “Total stockholders’ equity” other than the reclassification previously mentioned.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’ ” (“SFAS No. 166”), as subsequently codified under ASC 860, “Transfers and Servicing.” SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Earlier adoption is prohibited. The Company has evaluated the impact of the adoption of SFAS No. 166 on its accounts receivable securitization facility in Europe, its new accounts receivable sales agreements in the U.S. and Canada, as well as various other financing facilities around the world (as are more fully described in Note 4). Upon adoption of SFAS No. 166, the Company will be required to recognize accounts receivable sold through its European securitization facility within the Company’s Consolidated Balance Sheets with a corresponding liability equivalent to the funded balance of the facility. The accounts receivable securitization facility in Europe is approximately €140.0 million (or approximately $200.6 million as of December 31, 2009).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”), as included in ASC 855-10-50. SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The Standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of SFAS No. 165 did not have an impact on the Company’s financial position or results of operations. The Company evaluated subsequent events through February 26, 2010.

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, as included in ASC 825-10-50, “Financial Instruments,” requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim and annual financial statements. Prior to the FSP, fair value for these assets and liabilities was only disclosed annually. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. The adoption

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s results of operations or financial position.

In December 2008, the FASB affirmed FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP FAS 132(R)-1, as included in ASC 715-20-50, “Compensation-Retirement Benefits,” requires additional disclosures about assets held in an employer’s defined benefit pension or postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company adopted the disclosure requirements for its fiscal year ended December 31, 2009.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP, as included in ASC 470-20, “Debt,” requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), commonly referred to as an Instrument C under Emerging Issues Task Force Issue No. 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion,” be separated to account for the fair value of the debt and equity components as of the date of issuance to reflect the issuer’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in ASC 250, “Accounting Changes and Error Corrections.” The adoption of the FSP on January 1, 2009 impacted the accounting treatment of the Company’s 1 3/4% convertible senior subordinated notes due 2033 and its 1 1/4% convertible senior subordinated notes due 2036 by reclassifying a portion of the convertible notes balances to additional paid-in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the lives of the convertible notes. The resulting amortization resulted in a significant increase in interest expense and, therefore, reduced net income and basic and diluted earnings per share within the Company’s Consolidated Statements of Operations. On January 1, 2009, the Company reduced its “Retained earnings” and convertible senior subordinated notes balance included within “Long-term debt” by approximately $37.2 million and $57.0 million, respectively, and increased its “Additional paid-in capital” balance by approximately $94.2 million. Due to a tax valuation allowance established in the United States, there was no deferred tax impact upon adoption. In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated to reflect the adoption of the standard (Note 7).

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

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 ‘Consolidated Financial Statements,’ ’’ as included in ASC 810. In accordance with ASC 810, the Company reports all noncontrolling interests as “equity” within its Consolidated Balance Sheets. Upon adoption, the Company reclassified approximately $6.0 million and $5.6 million related to its GIMA joint venture from “Other noncurrent liabilities” to a component of equity within the Company’s Consolidated Balance Sheets for the years ended December 31, 2008 and 2007, respectively. The Company has disclosed net income for both AGCO and its subsidiaries and its noncontrolling interests within the Company’s Consolidated Statements of Operations. The calculation of earnings per share is based on amounts attributable to AGCO Corporation and its subsidiaries.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Acquisition

On September 10, 2007, the Company acquired Industria Agricola Fortaleza Limitada (“SFIL”), a Brazilian company, for approximately 38.0 million Brazilian Reais (or approximately $20.0 million). In accordance with the purchase agreement, cash of approximately 5.2 million Brazilian reais (or approximately $2.7 million) was placed in escrow on the date of acquisition. This portion of the purchase price was established to fund certain disclosed contingent obligations and to compensate the Company for potential customer bad debt losses. During 2009 and 2008, a portion of the escrowed funds was released to the sellers due to the resolution of certain contingencies and the collection of outstanding accounts receivable. The balance of escrowed funds as of December 31, 2009 and 2008 was approximately $1.6 million and $1.8 million, respectively. The escrowed funds are reflected within “Other current assets” and “Other assets” in the Company’s Consolidated Balance Sheet as of December 31, 2009 and 2008. SFIL is located in Ibirubá, Rio Grande do Sul, Brazil and manufactures and distributes a line of farm implements, including drills, planters, corn headers and front loaders. The acquisition was financed with available cash on hand.

3.	Restructuring and Other Infrequent Expenses (Income)

The Company recorded restructuring and other infrequent expenses (income) of $13.2 million, $0.2 million and $(2.3) million for the years ended December 31, 2009, 2008 and 2007, respectively. The charges in 2009 primarily related to severance and other related costs associated with the Company’s rationalization of its operations in France, the United Kingdom, Finland, Germany, the United States and Denmark. The charges in 2008 primarily related to severance and employee relocation costs associated with the Company’s rationalization of its Valtra sales office located in France. The income in 2007 primarily related to a $3.2 million gain on the sale of a portion of the buildings, land and improvements associated with the Company’s Randers, Denmark facility. The gain was partially offset by $0.9 million of severance, employee relocation and other facility closure costs associated with the rationalization of the Company’s Valtra sales office located in France as well as the rationalization of certain parts, sales and marketing and administrative functions in Germany.

European and North American Manufacturing and Administrative Headcount Reductions

During 2009 and January 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in France, Finland, Germany and the United States as well as at various administrative offices located in the United Kingdom and the United States. The headcount reductions were initiated in order to reduce costs and selling, general and administrative expenses in response to softening global market demand and reduced production volumes. The Company recorded approximately $12.8 million of severance and other related costs associated with such actions during 2009. Approximately $11.7 million of these costs were recorded with respect to the Company’s Europe/Africa/Middle East geographical segment and approximately $1.1 million of these costs were recorded with respect to the Company’s North American geographical segment. The severance costs recorded related to the termination of approximately 766 employees. Approximately $5.0 million of severance and other related costs had been paid as of December 31, 2009, and 497 of the 766 employees had been terminated. All of the rationalization actions are expected to be completed during 2010 and the $7.6 million of severance and other related costs accrued as of December 31, 2009 are expected to be paid during 2010. Total cash restructuring costs associated with the actions are expected to be approximately $23.0 million to $25.0 million.

Randers, Denmark closure

In November 2009, the Company announced its intention to close its combine assembly operations located in Randers, Denmark. The Company intends to cease operations in July 2010, and transfer such assembly to its harvesting equipment manufacturing joint venture, Laverda, located in Breganze, Italy. The

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

land and buildings associated with the Randers facility will be marketed for sale after the assembly operations cease. Machinery, equipment and tooling will either be transferred to Laverda or the Company’s other manufacturing operations. The closure will result in the termination of approximately 90 employees. The Company recorded approximately $0.4 million of severance and other related costs in 2009 associated with the facility closure. None of the severance costs had been paid as of December 31, 2009 and none of the employees had been terminated. Employee retention payments paid to employees who will remain employed until certain future termination dates in 2010 will be accrued over the term of the retention period commencing January 2010, and are expected to be approximately $2.3 million.

During 2007, the Company sold a portion of the land, buildings and improvements related to a closed portion of the Randers facility that contained the Company’s former component manufacturing operations. The Company received proceeds of approximately $4.4 million associated with this sale and recorded a gain of approximately $3.2 million associated with the sale. The gain was reflected in “Restructuring and other infrequent expenses (income)” within the Company’s Consolidated Statements of Operations for the year ended December 31, 2007.

4.	Accounts Receivable Securitization

At December 31, 2009, the Company had an accounts receivable securitization facility in Europe totaling approximately €140.0 million (or approximately $200.6 million). Outstanding funding under the European facility totaled approximately €104.6 million (or approximately $149.9 million) at December 31, 2009. At December 31, 2008, the Company had accounts receivable securitization facilities in the United States and Canada and in Europe totaling approximately $489.7 million. Outstanding funding under these facilities totaled approximately $483.2 million at December 31, 2008. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. The European facility expires in October 2011, and is subject to annual renewal. On December 31, 2009, the Company expanded its European securitization facility by €40.0 million (or approximately $57.3 million). On December 22, 2009, the Company terminated and replaced its U.S. and Canadian accounts receivable securitization facilities of $280.0 million and $70.0 million, respectively, with new accounts receivable sales agreements with AGCO Finance LLC and AGCO Finance Canada, Ltd.

Wholesale accounts receivable are sold on a revolving basis to commercial paper conduits under the European facility through a wholly-owned qualifying special purpose entity (a “QSPE”) in the United Kingdom. Prior to December 22, 2009, wholesale accounts receivable were sold on a revolving basis to commercial paper conduits under the U.S. and Canadian facilities through a wholly-owned special purpose U.S. subsidiary. In Europe, the commercial paper conduit that purchases a majority of the receivables is deemed to be the majority beneficial interest holder of the QSPE, and, thus, consolidation by the Company is not appropriate, as the Company does not absorb a majority of losses under such transactions. In addition, these facilities are accounted for as off-balance sheet transactions. See Note 1, “Recent Accounting Pronouncements” for discussion regarding the impact of the adoption of SFAS No. 166 and SFAS No. 167 on the Company’s European securitization, which are effective January 1, 2010.

Losses on sales of receivables primarily from securitization facilities were $15.3 million in 2009, $27.3 million in 2008 and $36.1 million in 2007, and are included in “other expense, net” in the Company’s Consolidated Statements of Operations. The losses were determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements. Losses on sales of receivables related to the U.S. and Canadian accounts receivable securitization

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities were incurred and recorded through December 21, 2009. Other information related to these facilities and assumptions used in loss calculations are summarized below (dollar amounts in millions):

	United States		Canada		Europe		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Unpaid balance of receivables sold at December 31	$—	$336.2	$—	$74.5	$205.9	$154.5	$205.9	$565.2
Retained interest in receivables sold	$—	$55.8	$—	$9.4	$56.0	$16.2	$56.0	$82.0
Credit losses on receivables sold	$—	$0.4	$—	$0.1	$—	$—	$—	$0.5
Average liquidation period (months)	—	2.7	—	2.7	2.2	2.1
Discount rate	—	3.6%	—	4.2%	1.5%	4.7%

The Company continues to service the receivables sold and maintains a retained interest in the receivables with respect to the European facility. No servicing asset or liability has been recorded as the estimated fair value of the servicing of the receivables approximates the servicing income. The retained interest in the receivables sold is included in the caption “Accounts and notes receivable, net” in the accompanying Consolidated Balance Sheets. The Company’s risk of loss under the European securitization facility is limited to a portion of the unfunded balance of receivables sold, which is approximately 10% of the funded amount. The Company maintains reserves for the portion of the residual interest it estimates is uncollectible. At December 31, 2009 and 2008, the fair value of the retained interest recorded was approximately $55.9 million and $81.4 million, respectively, compared to the carrying amount of $56.0 million and $82.0 million, respectively, and was based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above. The retained interest fair value measurement falls within the Level 3 fair value hierarchy under ASC 820. Level 3 measurements are model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable. Assuming a 10% and 20% increase in the average liquidation period, the fair value of the residual interest would decline by less than $0.1 million and less than $0.1 million, respectively. Assuming a 10% and 20% increase in the discount rate, the fair value of the residual interest would decline by less than $0.1 million and less than $0.1 million, respectively. For 2009, the Company received approximately $1,498.7 million from sales of receivables and approximately $5.2 million from servicing fees. These amounts include sales of receivables under the U.S. and Canadian securitization facilities through December 21, 2009. For 2008, the Company received approximately $1,745.6 million from sales of receivables and approximately $4.7 million from servicing fees. For 2007, the Company received approximately $1,393.8 million from sales of receivables and $4.6 million from servicing fees.

The following table summarizes the activity with respect to the fair value of the Company’s retained interest in receivables sold during the year ended December 31, 2009 (in millions):

Balance at December 31, 2008	$81.4
Realized gains	0.5
Purchases, issuances and settlements	(26.0)

Balance at December 31, 2009	$55.9

On December 22, 2009, the Company terminated and replaced its U.S. and Canadian accounts receivable securitization facilities with new accounts receivable sales agreements that will permit the transfer, on an ongoing basis, substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its U.S. and Canadian retail finance joint

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ventures. The Company has a 49% ownership in these joint ventures. This agreement also replaced a May 2005 agreement whereby the Company previously sold interest-bearing receivables to AGCO Finance LLC and AGCO Finance Canada, Ltd. on an ongoing basis. The new accounts receivable sales agreements provide for sales of up to $600.0 million of U.S. accounts receivable and up to C$250.0 million dollars (or approximately $234.7 million as of December 31, 2009) of Canadian accounts receivable, both of which may be increased in the future at the discretion of AGCO Finance LLC and AGCO Finance Canada, Ltd. respectively. The transfer of the receivables is without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company has reviewed its accounting for the new facilities in accordance with ASC 860 and determined that these facilities should be accounted for as off-balance sheet transactions.

As of December 31, 2009, approximately $400.4 million of outstanding U.S. accounts receivable and approximately $147.2 million of outstanding Canadian accounts receivable had been sold to AGCO Finance LLC and AGCO Finance Canada, Ltd., respectively, of which $444.6 million of proceeds had been received from the sale. As of December 31, 2008, the balance of interest-bearing receivables that had been transferred to AGCO Finance LLC and AGCO Finance Canada, Ltd. under the Company’s former arrangement to transfer wholesale interest-bearing receivables, was approximately $59.0 million.

Under the terms of the new agreements, the Company will pay AGCO Finance LLC and AGCO Finance Canada, Ltd. an annual servicing fee related to the servicing of the sold receivables. The Company will also pay AGCO Finance LLC and AGCO Finance Canada, Ltd. a subsidized interest payment with respect to the new sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the facilities. Losses on the sale of these receivables, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $0.3 million during 2009. In addition, as a result of the new accounts receivables sales agreements, cash payments will be made to AGCO Finance LLC and AGCO Finance Canada Ltd. for sales incentive discounts provided to dealers related to outstanding accounts receivables sold. The Company therefore reclassified such sales incentive discounts reserves from “accounts receivable allowances” to “Accrued expenses” within the Company’s Consolidated Balance Sheets. The balance of such sales discounts reserves classified in “Accrued expenses” was approximately $94.5 million as of December 31, 2009.

The Company’s AGCO Finance retail finance joint ventures in Europe, Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are also without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2009, these retail finance joint ventures had approximately $176.9 million of outstanding accounts receivable associated with these arrangements. The Company has reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company evaluates the sale of such receivables pursuant to the guidelines of ASC 860, and has determined that these arrangements should be accounted for as off-balance sheet transactions.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Affiliates

Investments in affiliates as of December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Retail finance joint ventures	$258.7	$187.8
Manufacturing joint ventures	78.0	75.0
Other joint ventures	10.8	12.3

	$347.5	$275.1

The manufacturing joint ventures as of December 31, 2009 consisted of a joint venture with a third party manufacturer to produce engines in South America and Laverda S.p.A. (“Laverda”), an operating joint venture with the Italian ARGO group that manufactures harvesting equipment. The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

The Company’s equity in net earnings of affiliates for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007

Retail finance joint ventures	$36.4	$29.7	$26.6
Manufacturing and other joint ventures	2.0	9.1	3.8

	$38.4	$38.8	$30.4

Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	As of December 31,
	2009	2008

Total assets	$6,389.3	$4,780.2
Total liabilities	5,861.3	4,397.0
Partners’ equity	528.0	383.2

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$335.8	$295.6	$283.8
Costs	229.0	206.0	200.3

Income before income taxes	$106.8	$89.6	$83.5

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

On September 28, 2007, the Company acquired 50% of Laverda for approximately €46.0 million (or approximately $65.6 million), thereby creating an operating joint venture between the Company and the Italian ARGO group. Laverda is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory manufactures mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

East. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH, a German manufacturer of grass and hay machinery, and its 30% stake in Gallignani S.p.A., an Italian manufacturer of balers. The Company identified approximately $17.6 million of goodwill and $12.9 million of other identifiable intangible assets as the Company’s investment was greater than the fair value of the underlying equity in the net assets received. The goodwill and intangible asset balances are included in the recorded balance of the “Investments in Affiliates” line of the Company’s Consolidated Balance Sheet. The amortization of the other identifiable intangible assets is included in the Company’s share of its earnings or losses from its investment within the “Equity in net earnings of affiliates” line item of the Company’s Consolidated Statements of Operations. In addition, the Company allocated approximately $28.2 million of its investment as an addition to the joint venture’s property, plant and equipment to reflect land, buildings, and machinery and equipment at their respective fair values as compared to their historical net book values. The depreciation expense associated with the increase in recorded amounts with respect to property, plant and equipment is also included in the Company’s share of its earnings or losses from its investment. The investment balance as of December 31, 2009 and 2008 includes transaction costs and related fees incurred during 2008. The acquired other identifiable assets are summarized in the following table (in millions):

		Weighted-Average
Intangible Asset	Amount	Useful Life

Tradenames	$4.3	Indefinite
Technology and patents	0.8	5 years
Distribution network	7.8	17 years

	$12.9

The Company determined that the Laverda and Fella tradenames have an indefinite useful life. The Laverda tradename has been in existence since 1890 and is currently sold in over 35 countries worldwide. The Fella tradename has been in existence since 1918. Both the Laverda brand and the Fella brand are primary product lines of the Company’s Laverda operating joint venture, and the joint venture partners plan to use these tradenames for an indefinite period of time. The joint venture partners plan to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the joint venture partners are aware of that they believe would limit the useful lives of the tradenames. The Laverda and Fella tradename registrations can be renewed at a nominal cost in the countries in which the operating joint venture operates. The Company performed an annual impairment test of the investment in Laverda as of October 1, 2009 and 2008 and concluded that no indication of impairment existed.

Summarized financial information of the Company’s Laverda operating joint venture as of December 31, 2009 and 2008 and for the year ended December 31, 2009 and 2008 was as follows (in millions):

	As of December 31,
	2009	2008

Total assets	$250.9	$283.4
Total liabilities	101.7	141.3
Partners’ equity	149.2	142.1

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2009	2008

Revenues	$180.8	$275.6
Costs	175.5	251.2

Income before income taxes	$5.3	$24.4

The investment balance in Laverda as of December 31, 2009 and 2008 was $74.6 million and $71.1 million, respectively.

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $176.6 million and $138.2 million as of December 31, 2009 and 2008, respectively.

6.	Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007

United States	$(29.7)	$(67.6)	$(89.1)
Foreign	183.5	579.3	403.0

Income before income taxes and equity in net earnings of affiliates	$153.8	$511.7	$313.9

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in millions):

	2009	2008	2007

Current:
United States:
Federal	$(4.0)	$(5.7)	$(6.7)
State	0.2	—	—
Foreign	82.2	163.0	115.6

	78.4	157.3	108.9
Deferred:
United States:
Federal	(0.4)	1.5	0.1
State	—	—	—
Foreign	(21.5)	5.8	2.4

	(21.9)	7.3	2.5

	$56.5	$164.6	$111.4

At December 31, 2009, the Company’s foreign subsidiaries had approximately $2.1 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007

Provision for income taxes at United States federal statutory rate of 35%	$53.9	$179.1	$109.9
State and local income taxes, net of federal income tax benefit	0.7	(0.3)	(2.5)
Taxes on foreign income which differ from the United States statutory rate	15.2	2.0	7.0
Tax effect of permanent differences	20.7	(23.7)	(25.7)
Change in valuation allowance	(38.8)	6.9	22.6
Other	4.8	0.6	0.1

	$56.5	$164.6	$111.4

The “change in valuation allowance” for the year ended December 31, 2009 includes a $39.5 million favorable adjustment which was fully offset by a write-off of certain foreign tax assets reflected in “tax effects of permanent differences”. Due to the fact that these tax assets had not been expected to be utilized in future years, the Company had previously maintained a valuation allowance against the tax assets. Accordingly, this write-off resulted in no impact to our income tax provision for the year ended December 31, 2009.

The significant components of the deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Deferred Tax Assets:
Net operating loss carryforwards	$215.0	$210.8
Sales incentive discounts	40.4	51.2
Inventory valuation reserves	23.3	23.0
Pensions and postretirement health care benefits	86.6	63.7
Warranty and other reserves	92.5	75.6
Other	27.2	47.1

Total gross deferred tax assets	485.0	471.4
Valuation allowance	(261.7)	(294.4)

Total net deferred tax assets	223.3	177.0

Deferred Tax Liabilities:
Tax over book depreciation and amortization	178.1	171.3
Other	30.0	29.0

Total deferred tax liabilities	208.1	200.3

Net deferred tax assets (liabilities)	$15.2	$(23.3)

Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$63.6	$56.6
Deferred tax assets — noncurrent	70.3	29.9
Other current liabilities	—	(1.7)
Other noncurrent liabilities	(118.7)	(108.1)

	$15.2	$(23.3)

The Company recorded a net deferred tax asset of $15.2 million and a net deferred tax liability of $23.3 million as of December 31, 2009 and 2008, respectively. As reflected in the preceding table, the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company established a valuation allowance of $261.7 million and $294.4 million as of December 31, 2009 and 2008, respectively.

The change in the valuation allowance for the years ended December 31, 2009, 2008 and 2007 was a decrease of $32.7 million, an increase of $6.9 million and an increase of $29.1 million, respectively. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the valuation allowance at December 31, 2009 and 2008 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $707.8 million as of December 31, 2009, with expiration dates as follows: 2014 — $0.9 million; and thereafter or unlimited — $706.9 million. These net operating loss carryforwards include United States net loss carryforwards of $367.0 million and foreign net operating loss carryforwards of $340.8 million. The Company paid income taxes of $67.8 million, $152.2 million and $67.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and December 31, 2008, the Company had $21.8 million and $20.1 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2009 and December 31, 2008, the Company had approximately $3.5 million and $7.6 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2009 and December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.9 million and $1.8 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the year ended December 31, 2009 is as follows (in millions):

Gross unrecognized income tax benefits at December 31, 2008	$20.1
Additions for tax positions of the current year	8.4
Additions for tax positions of prior years	1.3
Reductions for tax positions of prior years for:
Changes in judgments	(1.7)
Settlements during the period	(4.0)
Lapses of applicable statute of limitations	(2.3)

Gross unrecognized income tax benefits at December 31, 2009	$21.8

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. During 2009, agreements reached previously with tax authorities in France for various open tax years required settlement of approximately $3.0 million. Also during 2009, a $1.0 million tax position was settled in the United Kingdom. As of December 31, 2009, a number of income tax examinations in other foreign jurisdictions were currently ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable to provide a reasonable estimate of the change that may occur within the next 12 months. Although there are ongoing

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examinations in various jurisdictions, the 2006 through 2009 tax years generally remain subject to examination in the United States by federal and state authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2004 through 2009 tax years generally remain subject to examination by their respective tax authorities.

7.	Indebtedness

Indebtedness consisted of the following at December 31, 2009 and 2008 (in millions):

	December 31,	December 31,
	2009	2008

6 7/8% Senior subordinated notes due 2014	$286.5	$279.4
1 3/4% Convertible senior subordinated notes due 2033	193.0	185.3
1 1/4% Convertible senior subordinated notes due 2036	167.5	160.3
Other long-term debt	0.1	0.1

	647.1	625.1
Less: Current portion of long-term debt	(0.1)	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(193.0)	—

Total indebtedness, less current portion	$454.0	$625.0

At December 31, 2009, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2011	$—
2012	—
2013	—
2014	286.5
2015	—
Thereafter	167.5

$454.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible senior subordinated notes

The following table sets forth as of December 31, 2009 and 2008 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes (in millions):

	December 31,
	2009	2008

1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$39.9	$39.9

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(8.3)	(16.0)

Net carrying amount	$193.0	$185.3

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(33.8)	(41.0)

Net carrying amount	$167.5	$160.3

The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes (in millions):

	Years Ended December 31,
	2009	2008	2007

1 3/4% Convertible senior subordinated notes:
Interest expense	$11.3	$10.9	$10.4

1 1/4% Convertible senior subordinated notes:
Interest expense	$9.8	$9.4	$9.0

The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for the years ended December 31, 2009, 2008 and 2007 was 6.1% for both notes. The unamortized discount for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will be amortized through December 2010 and December 2013, respectively, as these are the earliest dates the notes holders can require the Company to repurchase the notes.

Cash payments for interest were approximately $52.3 million, $50.4 million and $51.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the provisions of FSP APB 14-1, prior periods have been retroactively restated, which resulted in an adjustment of the following amounts (in millions, except per share amounts):

	As
	Previously
	Reported	Adjustment	As Adjusted

Consolidated Balance Sheet as of December 31, 2008
Long-term debt, less current portion	$682.0	$(57.0)	$625.0
Additional paid-in capital	$973.2	$94.2	$1,067.4
Retained earnings	$1,419.3	$(37.2)	$1,382.1

Consolidated Statement of Operations for the Year Ended December 31, 2008
Interest expense	$19.1	$14.1	$33.2
Net income attributable to AGCO and subsidiaries	$400.0	$(14.1)	$385.9
Net income per common share attributable to AGCO and subsidiaries:
Basic	$4.36	$(0.15)	$4.21
Diluted	$4.09	$(0.14)	$3.95

Consolidated Statement of Operations for the Year Ended December 31, 2007
Interest expense	$24.1	$13.4	$37.5
Net income attributable to AGCO and subsidiaries	$246.3	$(13.4)	$232.9
Net income per common share attributable to AGCO and subsidiaries:
Basic	$2.69	$(0.14)	$2.55
Diluted	$2.55	$(0.14)	$2.41

The Company’s $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.0314 shares per $1,000 principal amount at $180.00 per share for the year ended

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2010, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Holders may also require the Company to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of the Company’s subsidiaries. The notes are equal in right of payment with the Company’s 6 7/8% senior subordinated notes due 2014 and its 1 3/4% convertible senior subordinated notes due 2033.

The Company’s $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 31, 2010, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $17.07 per share or more than $110.00 per share. The number of additional make whole shares range from 13.863 shares per $1,000 principal amount at $17.07 per share to 0.0 shares per $1,000 principal amount at $110.00 per share for the year ended December 31, 2010, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 58.5823 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning January 1, 2011, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028.

As of December 31, 2009, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2009, and, therefore, the Company classified the notes as a current liability. In accordance with Accounting Standards Update No. 2009-04, “Accounting for Redeemable Equity Instruments,” the Company also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity.” The amount classified as “temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s $300.0 million multi-currency revolving credit facility or a combination of these sources. As of December 31, 2008, the closing sales price of the Company’s common stock did not exceed 120% of the conversion price of $22.36 and $40.73 per share, respectively, for the Company’s 1 3/4% convertible senior subordinated notes and the Company’s 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2008, and, therefore, the Company classified both notes as long-term debt. Future classification of both notes between current and long-term debt and classification of the equity component of both notes as “temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2009 and 2008, outstanding letters of credit issued under the revolving credit facility totaled $9.3 million and $8.7 million, respectively.

Multi-currency revolving credit facility

The Company’s $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon the Company’s total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon the Company’s total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. The

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of December 31, 2009 and 2008, the Company had no outstanding borrowings under the facility. As of December 31, 2009 and 2008, the Company had availability to borrow $290.7 million and $291.3 million, respectively, under the facility.

6 7/8% Senior subordinated notes

The Company’s €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, issued in April 2004, are unsecured obligations and are subordinated in right of payment to the Company’s existing or future senior indebtedness. Interest is payable on the notes at 6 7/8% per annum, payable semi-annually on April 15 and October 15 of each year. As of and subsequent to April 15, 2009, the Company may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.

8.	Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States and Brazil.

ASC 715, “Compensation-Retirement Benefits” (“ASC 715”), requires companies to measure defined benefit plan assets and obligations as of the date of the company’s fiscal year-end. The measurement provision of ASC 715 was effective for years ending after December 15, 2008. The Company adopted the measurement provisions of ASC 715 during the year ended December 31, 2008. This change only impacted the measurement of the Company’s U.K. pension plan, which prior to 2008 had a measurement date of September 30. The Company adopted the second approach afforded by ASC 715 to transition the Company’s U.K. pension plan to a December 31 measurement date. The impact of the adoption resulted in a reduction to the Company’s opening retained earnings balance as of January 1, 2008 of approximately $1.1 million, net of taxes.

Net annual pension costs for the years ended December 31, 2009, 2008 and 2007 are set forth below (in millions):

Pension benefits	2009	2008	2007

Service cost	$9.0	$9.6	$8.6
Interest cost	36.8	42.0	43.7
Expected return on plan assets	(29.5)	(42.5)	(43.6)
Amortization of net actuarial loss	6.5	8.3	14.9
Amortization of prior service credit	(0.2)	(0.3)	(0.2)
Settlement loss	0.2	0.6	—

Net annual pension cost	$22.8	$17.7	$23.4

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

All plans:
Weighted average discount rate	6.6%	5.9%	5.1%
Weighted average expected long-term rate of return on plan assets	7.0%	7.1%	7.1%
Rate of increase in future compensation	3.0-4.0%	3.0-4.0%	3.0-4.0%
U.S.-based plans:
Weighted average discount rate	6.25%	6.25%	5.8%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A	N/A

Net annual postretirement benefit costs for the years ended December 31, 2009, 2008 and 2007 are set forth below (in millions, except percentages):

Postretirement benefits	2009	2008	2007

Service cost	$0.1	$—	$0.1
Interest cost	1.7	1.5	1.4
Amortization of prior service credit	(0.3)	(0.3)	(0.2)
Amortization of unrecognized net loss	0.3	0.2	0.1
Other	—	0.1	0.2

Net annual postretirement benefit cost	$1.8	$1.5	$1.6

Weighted average discount rate	6.33%	6.25%	5.8%

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2009 and 2008 (in millions):

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2009	2008	2009	2008

Benefit obligation at beginning of year	$538.5	$777.0	$28.6	$25.6
Service cost	9.0	10.6	0.1	—
Interest cost	36.8	51.5	1.7	1.5
Plan participants’ contributions	1.5	2.0	—	—
Actuarial loss (gain)	131.0	(82.1)	(0.8)	3.0
Amendments	—	—	—	0.4
Settlements	(1.4)	(1.8)	—	—
Benefits paid	(39.5)	(53.5)	(1.7)	(2.0)
Other	—	1.9	—	0.1
Foreign currency exchange rate changes	55.4	(167.1)	0.2	—

Benefit obligation at end of year	$731.3	$538.5	$28.1	$28.6

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
Change in plan assets	2009	2008	2009	2008

Fair value of plan assets at beginning of year	$399.3	$657.8	$—	$—
Actual return on plan assets	57.7	(98.9)	—	—
Employer contributions	28.4	31.7	1.7	2.0
Plan participants’ contributions	1.5	2.0	—	—
Benefits paid	(39.5)	(53.5)	(1.7)	(2.0)
Settlements	(1.4)	(1.8)	—	—
Other	—	1.6	—	—
Foreign currency exchange rate changes	43.2	(139.6)	—	—

Fair value of plan assets at end of year	$489.2	$399.3	$—	$—

Funded status	$(242.1)	$(139.2)	$(28.1)	$(28.6)
Unrecognized net actuarial loss	282.1	186.1	6.0	7.1
Unrecognized prior service credit	(2.3)	(2.5)	(0.5)	(0.8)
Accumulated other comprehensive loss	(279.8)	(183.6)	(5.5)	(6.3)

Net amount recognized	$(242.1)	$(139.2)	$(28.1)	$(28.6)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$0.6	$—	$—	$—
Other current liabilities	(5.1)	(4.2)	(1.8)	(1.9)
Pensions and postretirement health care benefits (noncurrent)	(237.6)	(135.0)	(26.3)	(26.7)

Net amount recognized	$(242.1)	$(139.2)	$(28.1)	$(28.6)

Accrued pension costs of approximately $3.4 million and $2.6 million have been classified as current liabilities within “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively, related to the Company’s phased retirement plan obligations in Germany.

As of December 31, 2009, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $282.1 million and a net prior service credit of approximately $2.3 million related to the Company’s defined benefit pension plans. The estimated net actuarial loss and net prior service credit for defined benefit pension plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2010 are approximately $8.7 million and $0.2 million, respectively.

As of December 31, 2009, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $6.0 million and a net prior service credit of approximately $0.5 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial loss and net prior service credit for postretirement health care benefit plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2010 are approximately $0.2 million and $0.3 million, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2009 and 2008 are as follows:

	2009	2008

All plans:
Weighted average discount rate	5.7%	6.6%
Rate of increase in future compensation	2.5-4.5%	3.0-4.0%
U.S.-based plans:
Weighted average discount rate	5.5%	6.25%
Rate of increase in future compensation	N/A	N/A

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2009 and 2008 was 5.65% and 6.33%, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were $749.8 million, $681.7 million and $479.5 million, respectively, as of December 31, 2009 and $561.1 million, $509.5 million and $393.8 million, respectively, as of December 31, 2008. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.-based qualified pension plans were $47.5 million, $47.5 million and $33.0 million, respectively, as of December 31, 2009, and $46.2 million, $46.2 million and $30.8 million, respectively, as of December 31, 2008. The Company’s accumulated comprehensive loss as of December 31, 2009 reflects a reduction of equity of $285.3 million, net of taxes of $80.2 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. Approximately $0.4 million of the $285.3 million reduction in equity has been reflected in noncontrolling interests, net of taxes of $0.1 million, related to the Company’s GIMA joint venture, and the joint venture partner’s 50% portion of the reduction in equity. The Company’s accumulated comprehensive loss as of December 31, 2008 reflects a reduction of equity of $189.9 million, net of taxes of $52.9 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. Approximately $0.4 million of the $189.9 million reduction in equity was reflected in noncontrolling interests, net of taxes of $0.1 million, related to the Company’s GIMA joint venture.

For the years ended December 31, 2009 and 2008, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans, postretirement health care benefit plans and its Executive Nonqualified Pension Plan (“ENPP”) by matching the projected cash flows of its largest pension plan to the Citigroup Pension Discount Curve. For the U.K. plan, the Company derived the discount rate based on a yield curve developed from the constituents of the Merrill Lynch AA- rated corporate bond index. The discount rate for the U.K. plan is a single weighted-average rate based on the approximate future cash flows of the plan. For countries within the Euro Zone, the Company derived an AA-rated corporate bond yield curve by selecting bonds included in the iBoxx corporate indices and creating a discount rate curve based on a series of model cash flows. Discount rates for each plan were then determined based on each plan’s liability duration. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment strategy and concentration of risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2009 and 2008 are as follows:

Asset Category	2009	2008

Large and small cap domestic equity securities	24%	24%
International equity securities	15%	11%
Domestic fixed income securities	22%	23%
Other investments	39%	42%

Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2009 and 2008 are as follows:

Asset Category	2009	2008

Equity securities	39%	39%
Fixed income securities	35%	33%
Other investments	26%	28%

Total	100%	100%

The fair value of assets as of December 31, 2009 is as follows (in millions):

	Total	Level 1	Level 2	Level 3

Equity securities:
Global equities	$82.6	$82.6	$—	$—
Non-U.S. equities	4.8	4.8	—	—
U.K. equities	92.6	92.6	—	—
U.S. large cap equities	4.7	4.7	—	—
U.S. small cap equities	2.9	2.9	—	—

Total equity securities	187.6	187.6	—	—

Fixed income:
Aggregate fixed income	7.2	7.2	—	—
International fixed income	146.8	146.8	—	—

Total fixed income share(1)	154.0	154.0	—	—

Cash and equivalents:
Cash	3.3	0.1	3.2	—

Total cash and equivalents	3.3	0.1	3.2	—

Alternative investments(2)	127.6	—	—	127.6
Miscellaneous funds(3)	16.7	—	—	16.7

Total assets	$489.2	$341.7	$3.2	$144.3

(1)	45% of fixed income securities are in government treasuries; 25% in investment-grade corporate bonds; 20% in foreign bonds; and 10% in other various fixed income securities.

(2)	27% of alternative investments are in long-short equity funds; 16% in multi-strategy funds; 15% in event-driven funds; 11% in relative value funds; 11% in credit funds; and 20% are distributed in hedged and non-hedged funds.

(3)	Miscellaneous funds consist of pooled funds in Australia and insurance contracts in Finland, Norway and Switzerland.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of Level 3 assets as of December 31, 2009 (in millions):

		Alternative	Miscellaneous
	Total	Investments	Funds

Beginning balance as of December 31, 2008	$122.6	$110.6	$12.0
Actual return on plan assets:
(a) Relating to assets still held at reporting date	17.4	15.8	1.6
(b) Relating to assets sold during period	2.7	2.7	—
Purchases, sales and /or settlements	(11.0)	(12.6)	1.6
Transfers in and /or out of Level 3	—	—	—
Foreign currency exchange rate changes	12.6	11.1	1.5

Ending balance as of December 31, 2009	$144.3	$127.6	$16.7

All tax-qualified pension fund investments in the United States are held in the AGCO Corporation Master Pension Trust. The Company’s global pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternative investment categories to minimize risk and volatility. The primary investment objective of the Company’s pension plans is to secure participant retirement benefits. As such, the key objective in the pension plans’ financial management is to promote stability and, to the extent appropriate, growth in funded status.

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of retirement fund investments is 35% large- and small-cap domestic equity securities, 15% international equity securities, 20% broad fixed income securities and 30% in alternative investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 8.5%. In arriving at the choice of an expected return assumption of 8% for its U.S.-based plans, the Company has tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 28% of assets for the near-term benefit payments and 72% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based plans, the Company has tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans.

Equity securities primarily include investments in large-cap and small-cap companies located in the across the globe. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, agency mortgages, asset-backed securities and government securities. Alternative and other assets include investments in hedge fund of funds that follow diversified investment strategies. To date, the Company has not invested pension funds in its own stock, and has no intention of doing so in the future.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within each asset class, careful consideration is given to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors affecting investment returns. The assets are managed by professional investment firms. They are bound by precise mandates and are measured against specific benchmarks. Among asset managers, consideration is given, among others, to balancing security concentration, issuer concentration, investment style and reliance on particular active investment strategies.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2009 and 2008, the Company assumed an 8.5% health care cost trend rate for 2010 and 2009, respectively, decreasing to 4.9% by 2060. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2009 and 2008, the Company assumed a 10.0% health care cost trend rate for 2010 and 2009, respectively, decreasing to 5.5% by 2019. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2010 and the accumulated postretirement benefit obligation at December 31, 2009 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.2	$(0.1)
Effect on accumulated benefit obligation	$3.0	$(2.6)

The Company currently estimates its minimum contributions to its U.S.-based defined pension plans for 2010 will aggregate approximately $1.1 million. The Company currently estimates its benefit payments for 2010 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.8 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2010 to its non-U.S.- based defined pension plans will aggregate approximately $29.0 million, of which approximately $21.2 million relates to its U.K. pension plan.

During 2009, approximately $40.9 million of benefit payments, including settlements, were made related to the Company’s pension plans. At December 31, 2009, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2010	$43.3
2011	42.0
2012	44.3
2013	46.6
2014	46.3
2015 through 2019	235.5

$458.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, approximately $1.7 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2009, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2010	$1.8
2011	1.8
2012	1.9
2013	1.9
2014	2.0
2015 through 2019	10.0

$19.4

The ENPP provides a group of senior Company executives with retirement income for a period of 15 years based on a percentage of their average final salary and bonus, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. The benefit paid to the executives ranges from 2.25% to 3% of the average of the last three years of their base salary plus bonus prior to their termination of employment (“final earnings”) times credited years of service, with a maximum benefit of 45% to 60% of the final earnings, depending on the level of the executive. Benefits under the ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the ENPP), but are not payable until the participant reaches age 65 or upon termination of services because of death or disability, adjusted to reflect payment prior to age 65.

Net annual ENPP cost and the measurement assumptions for the plans for the years ended December 31, 2009, 2008 and 2007 are set forth below (in millions, except percentages):

	2009	2008	2007

Service cost	$1.2	$1.1	$1.1
Interest cost	0.8	0.6	0.6
Amortization of prior service cost	0.5	0.5	0.6
Recognized actuarial gain	(0.1)	(0.2)	(0.1)

Net annual ENPP costs	$2.4	$2.0	$2.2

Discount rate	6.25%	6.25%	5.8%
Rate of increase in future compensation	5.0%	5.0%	5.0%

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2009 and 2008 (in millions):

Change in benefit obligation	2009	2008

Benefit obligation at beginning of year	$12.4	$10.2
Service cost	1.2	1.1
Interest cost	0.8	0.6
Actuarial loss	2.5	0.9
Benefits paid	(0.4)	(0.4)

Benefit obligation at end of year	$16.5	$12.4

Funded status	$(16.5)	$(12.4)
Unrecognized net actuarial loss (gain)	0.7	(2.0)
Unrecognized prior service cost	2.9	3.4
Accumulated other comprehensive loss	(3.6)	(1.4)

Net amount recognized	$(16.5)	$(12.4)

Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(0.7)	$(0.5)
Pensions and postretirement health care benefits (noncurrent)	(15.8)	(11.9)

Net amount recognized	$(16.5)	$(12.4)

The weighted average discount rate used to determine the benefit obligation for the ENPP for the years ended December 31, 2009 and 2008 was 5.5% and 6.25%, respectively.

At December 31, 2009, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $0.7 million and a net prior service cost of approximately $2.9 million related to the ENPP. The estimated net actuarial loss and net prior service cost related to the ENPP that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2010 are approximately $0.0 million and $0.5 million, respectively.

At December 31, 2009 and 2008, the Company recorded a reduction to equity of $3.6 million and $1.4 million, respectively, related to the unfunded projected benefit obligation of the ENPP. As the Company is not benefiting losses for tax purposes in the United States, there was no tax impact to these charges.

During 2009, approximately $0.4 million of benefit payments were made related to the ENPP. At December 31, 2009, the aggregate expected benefit payments for the ENPP are as follows (in millions):

2010	$0.7
2011	0.8
2012	0.9
2013	1.1
2014	1.1
2015 through 2019	7.3

$11.9

The Company maintains separate defined contribution plans covering certain employees primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage of each eligible employee’s compensation. The Company contributed approximately $9.1 million, $9.2 million and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

9.	Common Stock

At December 31, 2009, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 92.5 million shares of common stock outstanding; approximately 1.9 million shares reserved for issuance under the Company’s Option Plan (Note 10); and approximately 0.8 million shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) (Note 10).

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

Under the 2006 Plan, up to 5.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company.

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

Compensation expense recorded during 2009, 2008 and 2007 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2009, 2008 and 2007 was $21.55, $57.12 and $37.39, respectively. Based on the level of performance achieved as of December 31, 2009, 883,188 shares were earned under the 2007-2009 performance period. The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Approximately 551,152 shares will be issued on February 26, 2010, net of approximately 332,036 shares that will be withheld for taxes related to the earned awards. Based on the level of performance achieved as of December 31, 2008, 887,124 shares were earned under the 2006-2008 performance period and 581,393 shares were issued on March 2, 2009, net of 305,731 shares that were withheld for taxes related to the earned awards.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, the Company granted 1,238,000 awards for the three-year performance period commencing in 2009 and ending in 2011 assuming the maximum target level of performance is achieved. Performance award transactions during 2009 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,446,168
Shares awarded	1,238,000
Shares forfeited or unearned	(58,112)
Shares earned	(883,188)

Shares awarded but not earned at December 31	1,742,868

As of December 31, 2009, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $1.6 million, and the weighted average period over which it is expected to be recognized is approximately one year.

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

In addition to the performance share plan, certain executives and key managers are eligible to receive grants of SSARs or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $2.3 million, $1.7 million and $1.2 million associated with SSAR award grants during 2009, 2008 and 2007, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the year ended December 31, 2009 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the option or SSAR. As the Company has only been granting SSARs under the 2006 Plan since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Weighted average grant-date fair value	$7.46	$17.90	$16.99
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5	5.5
Risk-free interest rate	1.6%	2.7%	4.7%
Expected volatility	45.3%	38.0%	41.4%
Expected dividend yield	—	—	—

SSAR transactions during the year ended December 31, 2009 were as follows:

SSARs outstanding at January 1	415,791
SSARs granted	300,500
SSARs exercised	(1,500)
SSARs canceled or forfeited	(6,750)

SSARs outstanding at December 31	708,041

SSAR price ranges per share:
Granted	$21.45-29.23
Exercised	23.80
Canceled or forfeited	23.80-56.98
Weighted average SSAR exercise prices per share:
Granted	$21.59
Exercised	23.80
Canceled or forfeited	32.52
Outstanding at December 31	31.09

At December 31, 2009, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of December 31, 2009, the total compensation cost related to unvested SSARs not yet recognized was approximately $3.7 million and the weighted-average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average		Exercisable
		Remaining		as of
	Number of	Contractual Life	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	2009	Exercise Price

$21.45 - $24.61	420,750	5.2	$22.16	86,437	$23.73
$26.00 - $37.38	182,953	4.2	$36.90	79,938	$37.11
$51.82 - $66.20	104,338	5.1	$56.92	26,975	$56.92

	708,041			193,350	$33.89

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of SSARs vested during 2009 was $1.6 million. There were 514,691 SSARs that were not vested as of December 31, 2009. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2009 was $4.3 million and $0.8 million, respectively.

On January 20, 2010, the Company granted 374,250 performance award shares (subject to the Company achieving future target levels of performance) and 180,000 SSARs under the 2006 Plan.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The April 23, 2009 grant equated to 38,130 shares of common stock, of which 26,388 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.9 million during 2009 associated with these grants. The 2010 annual restricted stock grant will be made on the date of the Company’s 2010 annual stockholders’ meeting, which is April 22, 2010. The April 24, 2008 grant equated to 11,320 shares of common stock, of which 8,608 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.8 million during 2008 associated with these grants. The January 1, 2007 grant equated to 8,080 shares of common stock, of which 6,346 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.3 million during 2007 associated with these grants.

As of December 31, 2009, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.8 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan

There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All grants made expire no later than ten years from the date of grant. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the year ended December 31, 2009 were as follows:

Options outstanding at January 1	53,600
Options granted	—
Options exercised	(1,425)
Options canceled	—

Options outstanding at December 31	52,175

Options available for grant at December 31	1,935,437

Option price ranges per share:
Granted	$—
Exercised	11.00-15.12
Canceled	—
Weighted average option prices per share:
Outstanding at January 1	$14.75
Granted	—
Exercised	12.23
Canceled	—
Outstanding at December 31	14.82

At December 31, 2009, the outstanding and exercisable options had a weighted average remaining contractual life of approximately two years and an aggregate intrinsic value of approximately $0.9 million.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding and Exercisable
	as of December 31, 2009
		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price

$10.06 - $11.63	13,900	0.8	$11.51
$15.12 - $20.85	38,275	2.0	$16.02

	52,175		$14.82

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $0.0 million, $0.8 million and $8.3 million, respectively. Cash proceeds received from stock option exercises during 2009, 2008 and 2007 was approximately $0.0 million, $0.3 million and $8.2 million, respectively. The Company realized an insignificant tax benefit from the exercise of these options.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments and Hedging Activities

All derivatives are recognized on the Company’s Consolidated Balance Sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument.

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

The Company attempts to manage its transactional foreign currency exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency contracts. The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. When practical, the translation impact is reduced by financing local operations with local borrowings.

The foreign currency contracts are primarily forward and options contracts. These contracts’ fair value measurements fall within the Level 2 fair value hierarchy under ASC 820. Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward currency rates, interest rates and currency pair volatility.

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

Cash Flow Hedges

During 2009, 2008 and 2007, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2009, 2008 and 2007 was approximately $(14.5) million, $14.1 million and $4.1 million, respectively, on an after-tax basis. The amount of the (loss) gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2009, 2008 and 2007 was approximately $(1.3) million, $(36.7) million and $7.7 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2009 range in maturity through December 2010.

The following table summarizes the activity in accumulated other comprehensive (loss) income related to the derivatives held by the Company during the years ended December 31, 2009, 2008 and 2007 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2006	$0.1	$—	$0.1
Net changes in fair value of derivatives	15.4	3.7	11.7
Net gains reclassified from accumulated other comprehensive income into income	(4.1)	—	(4.1)

Accumulated derivative net gains as of December 31, 2007	11.4	3.7	7.7
Net changes in fair value of derivatives	(49.5)	(19.2)	(30.3)
Net gains reclassified from accumulated other comprehensive loss into income	(16.0)	(1.9)	(14.1)

Accumulated derivative net losses as of December 31, 2008	(54.1)	(17.4)	(36.7)
Net changes in fair value of derivatives	34.6	13.7	20.9
Net losses reclassified from accumulated other comprehensive loss into income	18.1	3.6	14.5

Accumulated derivative net losses as of December 31, 2009	$(1.4)	$(0.1)	$(1.3)

As of December 31, 2009, the Company had outstanding foreign currency contracts with a notional amount of approximately $139.3 million that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2009, 2008 and 2007, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of December 31, 2009, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,107.0 million that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments and changes in the fair value of these contracts are reported in other expense, net. For the years ended December 31, 2009, 2008 and 2007, the Company recorded a net gain of approximately $51.0 million, a net loss of approximately $85.2 million and a net gain of approximately $1.5 million, respectively, under the caption of other expense, net related to these contracts. Gains and losses on such contracts are historically substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the fair value of derivative instruments as of December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	As of December 31, 2009		As of December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.5	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	$14.9	Other current liabilities	3.6

Total derivative instruments		$17.4		$3.6

Counterparty Risk

The Company generally has not required collateral from counterparties, nor has the Company historically been asked to post collateral with respect to hedging transactions except that during 2009 and 2008, the Company deposited cash with a financial institution as security against outstanding foreign currency contracts that matured throughout 2009. As of December 31, 2008, the amount deposited was approximately $33.8 million, and was classified as “Restricted cash” in the Company’s Consolidated Balance Sheets. This amount was recovered during 2009 as the contracts matured. As of December 31, 2009, there were no collateral requirements on any hedge transactions. The Company does not have any agreements with contingent features that require the Company to post collateral if there is a change in the credit rating of the Company by the credit rating agencies.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

The future payments required under the Company’s significant commitments as of December 31, 2009 are as follows (in millions):

	Payments Due By Period
	2010	2011	2012	2013	2014	Thereafter	Total

Interest payments related to indebtedness(1)	$25.7	$22.2	$22.2	$22.2	$6.6	$—	$98.9
Capital lease obligations	2.1	1.3	0.5	0.1	0.1	—	4.1
Operating lease obligations	41.5	30.3	20.7	13.1	8.1	40.5	154.2
Unconditional purchase obligations(2)	58.6	16.2	7.5	—	—	—	82.3
Other short-term and long-term obligations(3)	41.8	29.3	29.3	24.1	24.2	120.4	269.1

Total contractual cash obligations	$169.7	$99.3	$80.2	$59.5	$39.0	$160.9	$608.6

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under the Company’s U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries the Company operates within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions. In addition, short-term obligations include amounts due to financial institutions related to sales of certain receivables that did not meet the off-balance sheet criteria under ASC 860.

	Amount of Commitment Expiration Per Period
	2010	2011	2012	2013	2014	Thereafter	Total

Guarantees	$64.3	$5.0	$4.0	$0.7	$0.1	$—	$74.1

Off-Balance Sheet Arrangements

Guarantees

The Company maintains a remarketing agreement with its U.S. retail finance joint venture, AGCO Finance LLC, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with AGCO Finance LLC which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.

At December 31, 2009, the Company guaranteed indebtedness owed to third parties of approximately $74.1 million, primarily related to dealer and end user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2012. The Company believes the credit risk associated with these guarantees is not material to its financial position. Losses under such guarantees have historically been insignificant. In addition, the Company would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

At December 31, 2009, the Company had foreign currency contracts to buy an aggregate of approximately $145.8 million of United States dollar equivalents and foreign currency contracts to sell an aggregate of approximately $935.5 million United States dollar equivalents. The outstanding contracts as of December 31, 2009 range in maturity through December 2010 (Note 11).

The Company sells substantially all of its wholesale accounts receivable in North America to the Company’s U.S. and Canadian retail finance joint ventures. The Company also sells certain accounts receivable under its European securitization facility and, from time to time, certain accounts receivable under factoring arrangements to financial institutions around the world. The Company evaluates the sale of such receivables pursuant to the guidelines of ASC 860 and has determined that these facilities should be accounted for as off-balance sheet transactions.

Total lease expense under noncancelable operating leases was $48.5 million, $45.3 million and $38.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $11.6 million and $13.9 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2009 and 2008, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

In September 2009, the Company resolved inquiries by the Securities and Exchange Commission (“SEC”) and the Department Of Justice (“DOJ”) relating to the Company’s sales of equipment to the Iraq government between 2000 and 2002 under the United Nations Oil for Food Program. As part of this resolution, the Company entered into a consent agreement with the SEC and a deferred prosecution agreement with the DOJ and paid approximately $19.9 million to the government consisting of disgorgement of profits arising from the sales together with related fines, penalties and interest. The Company also paid $0.6 million to the Danish authorities to resolve a related inquiry. No further governmental inquiries are pending relating to the United Nations Oil for Food Program.

On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants three of the Company’s foreign subsidiaries that participated in the United Nations Oil for Food Program. Ninety-one other entities or companies were also named as defendants in the civil action due to their participation in the United Nations Oil for Food Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company, although if the outcomes were adverse, the Company could be required to pay damages.

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2009, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $51.9 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.

13.	Related Party Transactions

Rabobank, a AAA rated financial institution based in The Netherlands, is a 51% owner in the Company’s retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in the Company’s revolving credit facility and its securitization facility in Europe (Notes 4 and 7). The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil (Note 12). Prior to 2005, the Company’s joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, the Company made a $21.3 million investment in its retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to the Company’s other retail finance joint ventures and will result in the gradual elimination of the Company’s solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil. As of December 31, 2009, the solvency requirement for the portfolio held by Rabobank was approximately $3.7 million.

The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, substantially all of its wholesale interest-bearing and non-interest bearing accounts receivable in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America (Note 4). The Company maintains a remarketing agreement with its U.S. retail finance joint ventures, AGCO Finance LLC (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

14.	Segment Reporting

The Company has four reportable segments: North America; South America; Europe/Africa/Middle East; and Asia/Pacific. Each regional segment distributes a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each regional segment are based on the location of the third-party customer. All intercompany transactions between the segments have been eliminated. The Company’s selling, general and administrative expenses and engineering expenses, excluding corporate expense, are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of operating income for one

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment may not be comparable to another segment. Segment results for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years Ended December 31,	America	America	Middle East	Pacific	Consolidated

2009
Net sales	$1,442.7	$1,167.1	$3,782.1	$238.5	$6,630.4
Income from operations	21.9	64.6	222.3	21.2	330.0
Depreciation	24.1	15.7	86.9	2.9	129.6
Assets	583.9	515.1	1,566.6	140.8	2,806.4
Capital expenditures	33.3	29.4	152.3	0.3	215.3
2008
Net sales	$1,794.3	$1,496.5	$4,905.4	$228.4	$8,424.6
Income from operations	8.6	134.2	517.1	28.3	688.2
Depreciation	26.8	20.0	77.8	2.8	127.4
Assets	685.0	489.2	1,751.0	86.6	3,011.8
Capital expenditures	31.4	25.1	194.7	0.1	251.3
2007
Net sales	$1,488.1	$1,090.6	$4,067.1	$182.3	$6,828.1
(Loss) income from operations	(35.7)	101.3	398.0	19.9	483.5
Depreciation	25.2	18.7	68.9	2.8	115.6
Assets	662.6	443.1	1,470.4	75.8	2,651.9
Capital expenditures	22.2	11.3	107.7	0.2	141.4

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2009	2008	2007

Segment income from operations	$330.0	$688.2	$483.5
Corporate expenses	(71.3)	(71.9)	(48.1)
Stock compensation	(8.2)	(32.0)	(25.0)
Restructuring and other infrequent (expenses) income	(13.2)	(0.2)	2.3
Amortization of intangibles	(18.0)	(19.1)	(17.9)

Consolidated income from operations	$219.3	$565.0	$394.8

Segment assets	$2,806.4	$3,011.8	$2,651.9
Cash and cash equivalents	652.7	512.2	582.4
Restricted cash	—	33.8	—
Receivables from affiliates	55.6	4.8	1.7
Investments in affiliates	347.5	275.1	284.6
Deferred tax assets, other current and noncurrent assets	399.2	353.2	395.7
Intangible assets, net	166.8	176.9	205.7
Goodwill	634.0	587.0	665.6

Consolidated total assets	$5,062.2	$4,954.8	$4,787.6

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by customer location for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007

Net sales:
United States	$1,103.6	$1,349.7	$1,173.8
Canada	250.8	304.9	209.4
Germany	838.4	954.8	757.6
France	847.6	998.8	794.6
United Kingdom and Ireland	330.8	406.9	393.9
Finland and Scandinavia	653.0	896.9	797.4
Other Europe	928.2	1,472.8	1,140.0
South America	1,155.6	1,470.3	1,072.9
Middle East and Africa	184.1	175.2	183.6
Asia	72.2	66.8	65.2
Australia and New Zealand	166.3	161.6	117.1
Mexico, Central America and Caribbean	99.8	165.9	122.6

	$6,630.4	$8,424.6	$6,828.1

Net sales by product for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007

Net sales:
Tractors	$4,393.4	$5,620.7	$4,647.6
Combines	377.3	481.8	319.9
Application equipment	252.2	363.8	296.8
Other machinery	667.6	909.8	680.2
Replacement parts	939.9	1,048.5	883.6

	$6,630.4	$8,424.6	$6,828.1

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2009 and 2008 was as follows (in millions):

	2009	2008

United States	$138.6	$129.0
Finland	195.8	206.8
Germany	297.9	237.0
Brazil	179.3	128.3
France	98.9	103.2
Other	104.0	89.3

	$1,014.5	$893.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
February 26, 2010

Item 9B.	Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders which we intend to file in March 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Directors Continuing in Office” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and our Proxy Statement for the 2010 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth in Part I of this Form 10-K is incorporated herein by reference. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

AGCO maintains its 2006 Plan and its Option Plan pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 10, “Stock Incentive Plans”, in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plans.

	(a)	(b)	(c)
Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for Future
	to be Issued	Exercise Price	Issuance Under Equity
	upon Exercise	of Outstanding	Compensation Plans
	of Outstanding	Awards Under	(Excluding Securities Reflected
Plan Category	Awards Under the Plans	the Plans	in Column (a))

Equity compensation plans approved by security holders	2,503,084	$32.93	2,749,780
Equity compensation plans not approved by security holders	—	—	—

Total	2,503,084	$32.93	2,749,780

(b) Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item set forth in our 2010 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference.

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

The Filings Referenced for
Exhibit		Incorporation by Reference are
Number	Description of Exhibit	Agco Corporation

3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 31, 2008, Form 10-K, Exhibit 3.2
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1; May 26, 2005, Registration Statement No. 333-125255, Exhibit 4.2
4.3	Indenture dated as of April 23, 2004	April 15, 2004, Form 8-K, Exhibit 4.1
4.4	Indenture dated as of December 4, 2006	December 4, 2006, Form 8-K, Exhibit 10.1
10.1	2006 Long Term Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.3
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.5
10.6	Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6

The Filings Referenced for
Exhibit		Incorporation by Reference are
Number	Description of Exhibit	Agco Corporation

10.7	2001 Stock Option Plan*	March 31, 2001, Form 10-Q, Exhibit 10.2
10.8	1991 Stock Option Plan*	December 31, 1998, Form 10-K, Exhibit 10.8
10.9	Form of Stock Option Agreements*	Registration Statement #33-43437
10.10	Management Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.4
10.11	Executive Non-qualified Pension Plan*	June 30, 2008, Form 10-Q, Exhibit 10.2
10.12	Employment and Severance Agreement with Martin H. Richenhagen*	Filed herewith
10.13	Employment and Severance Agreement with Andrew H. Beck*	June 30, 2008, Form 10-Q, Exhibit 10.5
10.14	Employment and Severance Agreement with Andre M. Carioba*	December 31, 2008, Form 10-K, Exhibit 10.15
10.15	Employment and Severance Agreement with Gary L. Collar*	June 30, 2008, Form 10-Q, Exhibit 10.6
10.16	Employment and Severance Agreement with Hubertus Muehlhaeuser*	June 30, 2008, Form 10-Q, Exhibit 10.7
10.17	Employment and Severance Agreement with Hans-Bernd Veltmaat*	Filed herewith
10.18	Credit Agreement dated as of May 16, 2008	May 22, 2008, Form 8-K, Exhibit 10.1; Filed herewith
10.19	U.S. Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.1
10.20	Canadian Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.2
10.21	European Receivables Transfer Agreement, dated October 13, 2006	September 30, 2006, Form 10-Q, Exhibit 10.1; Filed herewith
10.22	French Receivables Purchase Agreement, dated February 19, 2010	Filed herewith
10.23	Current Director Compensation	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.0	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President
and Chief Executive Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN RICHENHAGEN Martin Richenhagen	Chairman, President and Chief Executive Officer	February 26, 2010

/s/ ANDREW H. BECK Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ P. GEORGE BENSON * P. George Benson	Director	February 26, 2010

/s/ HERMAN CAIN * Herman Cain	Director	February 26, 2010

/s/ WOLFGANG DEML * Wolfgang Deml	Director	February 26, 2010

/s/ FRANCISCO R. GROS * Francisco R. Gros	Director	February 26, 2010

/s/ GERALD B. JOHANNESON * Gerald B. Johanneson	Director	February 26, 2010

/s/ THOMAS W. LASORDA* Thomas W. Lasorda	Director	February 26, 2010

/s/ GEORGE E. MINNICH * George E. Minnich	Director	February 26, 2010

/s/ CURTIS E. MOLL * Curtis E. Moll	Director	February 26, 2010

Signature	Title	Date

/s/ GERALD L. SHAHEEN * Gerald L. Shaheen	Director	February 26, 2010

/s/ HENDRIKUS VISSER * Hendrikus Visser	Director	February 26, 2010

*By: /s/ ANDREW H. BECK Andrew H. Beck Attorney-in-Fact		February 26, 2010

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2009

II-1

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
	Balance at		Charged to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period(2)

Year ended December 31, 2009
Allowances for sales incentive discounts	$125.1	$—	$199.1	$(226.7)	$—	$97.5

Year ended December 31, 2008
Allowances for sales incentive discounts	$107.9	$—	$193.9	$(176.7)	$—	$125.1

Year ended December 31, 2007
Allowances for sales incentive discounts	$82.6	$—	$186.9	$(161.6)	$—	$107.9

		Additions
			Charged
	Balance at		(Credited) to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period

Year ended December 31, 2009
Allowances for doubtful accounts	$28.1	$—	$7.1	$(6.7)	$6.5	$35.0

Year ended December 31, 2008
Allowances for doubtful accounts	$34.5	$—	$2.1	$(3.5)	$(5.0)	$28.1

Year ended December 31, 2007
Allowances for doubtful accounts	$37.7	$0.2	$(0.5)	$(5.4)	$2.5	$34.5

		Additions
	Balance at	Charged to			Foreign
	Beginning	Costs and	Reversal of		Currency	Balance at
Description	of Period	Expenses	Accrual	Deductions	Translation	End of Period

Year ended December 31, 2009
Accruals of severance, relocation and other integration costs	$—	$13.2	$—	$(5.0)	$(0.2)	$8.0

Year ended December 31, 2008
Accruals of severance, relocation and other integration costs	$0.9	$0.2	$(0.4)	$(0.7)	$—	$—

Year ended December 31, 2007
Accruals of severance, relocation and other integration costs	$1.1	$0.9	$—	$(1.2)	$0.1	$0.9

		Additions
			Charged
	Balance at		(Credited) to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses(1)	Deductions	Translation	End of Period

Year ended December 31, 2009
Deferred tax valuation allowance	$294.4	$—	$(38.0)	$—	$5.3	$261.7

Year ended December 31, 2008
Deferred tax valuation allowance	$287.5	$—	$14.6	$—	$(7.7)	$294.4

Year ended December 31, 2007
Deferred tax valuation allowance	$258.4	$—	$20.5	$—	$8.6	$287.5

(1)	Amounts charged through other comprehensive income (loss) during the years ended December 31, 2009, 2008 and 2007 were $0.8 million, $7.7 million and $(2.1) million, respectively.

(2)	As of December 31, 2009, approximately $94.5 million of this balance was recorded within “Accrued expenses” and approximately $3.0 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets.

II-2