Form 10-Q
period 2010-03-31
AGCO CORP /DE
filed 2010-05-07
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended March 31, 2010
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
     As of April 30, 2010, AGCO Corporation had 93,028,484 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$408.1	$651.4
Accounts and notes receivable, net	877.7	725.2
Inventories, net	1,303.3	1,156.7
Deferred tax assets	65.0	63.6
Other current assets	143.4	151.6

Total current assets	2,797.5	2,748.5
Property, plant and equipment, net	862.2	910.0
Investment in affiliates	351.3	353.9
Deferred tax assets	58.0	70.0
Other assets	111.0	115.7
Intangible assets, net	158.1	166.8
Goodwill	603.3	634.0

Total assets	$4,941.4	$4,998.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$0.1
Convertible senior subordinated notes	195.1	193.0
Securitization facilities	137.5	—
Accounts payable	642.5	621.6
Accrued expenses	699.9	808.7
Other current liabilities	47.2	45.5

Total current liabilities	1,722.2	1,668.9
Long-term debt, less current portion	439.7	454.0
Pensions and postretirement health care benefits	261.2	276.6
Deferred tax liabilities	112.2	118.7
Other noncurrent liabilities	76.0	78.0

Total liabilities	2,611.3	2,596.2

Commitments and contingencies (Note 16)

Temporary Equity:
Equity component of redeemable convertible senior subordinated notes	6.2	8.3

Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2010 and 2009	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 92,995,832 and 92,453,665 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	0.9	0.9
Additional paid-in capital	1,054.7	1,061.9
Retained earnings	1,527.9	1,517.8
Accumulated other comprehensive loss	(260.7)	(187.4)

Total AGCO Corporation stockholders’ equity	2,322.8	2,393.2

Noncontrolling interests	1.1	1.2

Total stockholders’ equity	2,323.9	2,394.4

Total liabilities, temporary equity and stockholders’ equity	$4,941.4	$4,998.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$1,328.2	$1,532.7
Cost of goods sold	1,103.6	1,261.9

Gross profit	224.6	270.8

Selling, general and administrative expenses	157.0	161.6
Engineering expenses	52.1	48.0
Restructuring and other infrequent expenses	1.6	—
Amortization of intangibles	4.5	4.1

Income from operations	9.4	57.1

Interest expense, net	9.6	11.5
Other (income) expense, net	(2.5)	6.4

Income before income taxes and equity in net earnings of affiliates	2.3	39.2

Income tax provision	3.8	14.4

(Loss) income before equity in net earnings of affiliates	(1.5)	24.8

Equity in net earnings of affiliates	11.5	8.9

Net income	10.0	33.7

Net loss attributable to noncontrolling interest	0.1	—

Net income attributable to AGCO Corporation and subsidiaries	$10.1	$33.7

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.11	$0.37

Diluted	$0.10	$0.36

Weighted average number of common and common equivalent shares outstanding:
Basic	92.4	91.9

Diluted	96.2	92.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$10.0	$33.7

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	33.0	25.7
Deferred debt issuance cost amortization	0.7	0.7
Amortization of intangibles	4.5	4.1
Amortization of debt discount	4.0	3.7
Stock compensation	2.0	6.4
Equity in net earnings of affiliates, net of cash received	(8.5)	(5.2)
Deferred income tax provision	(5.6)	(4.3)
Gain on sale of property, plant and equipment	(0.1)	(0.2)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(29.8)	(43.2)
Inventories, net	(178.9)	(236.8)
Other current and noncurrent assets	(6.5)	(15.6)
Accounts payable	37.1	(148.6)
Accrued expenses	(74.7)	(58.1)
Other current and noncurrent liabilities	10.5	(20.4)

Total adjustments	(212.3)	(491.8)

Net cash used in operating activities	(202.3)	(458.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(24.1)	(46.9)
Proceeds from sale of property, plant and equipment	0.1	0.4
Restricted cash and other	—	12.6

Net cash used in investing activities	(24.0)	(33.9)

Cash flows from financing activities:
(Repayment of) proceeds from debt obligations, net	(2.1)	58.9
Payment of minimum tax withholdings on stock compensation	(8.8)	(4.4)
Investments by noncontrolling interest	—	1.3

Net cash (used in) provided by financing activities	(10.9)	55.8

Effect of exchange rate changes on cash and cash equivalents	(6.1)	10.4

Decrease in cash and cash equivalents	(243.3)	(425.8)
Cash and cash equivalents, beginning of period	651.4	506.1

Cash and cash equivalents, end of period	$408.1	$80.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for interim periods are not necessarily indicative of the results for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This standard also requires ongoing assessments of whether an enterprise has a controlling financial interest in a variable interest entity. ASU 2009-17 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. On January 1, 2010, the Company adopted the provisions of ASU 2009-17 and performed a qualitative analysis of all its joint ventures, including its GIMA joint venture, to determine whether it had a controlling financial interest in such ventures. As a result of this analysis, the Company determined that its GIMA joint venture should no longer be consolidated into the Company’s results of operations or financial position as the Company does not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance (Note 2).
     In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”). ASU 2009-16 eliminated the concept of a qualifying special-purpose entity (“QSPE”), changed the requirements for derecognizing financial assets and added requirements for additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASU 2009-16 is effective for fiscal years and interim periods beginning after November 15, 2009. On January 1, 2010, the Company adopted the provisions of ASU 2009-16, and, as a result of the adoption, the Company recognized approximately $137.5 million of accounts receivable sold through its European securitization facilities within the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010, with a corresponding liability equivalent to the funded balance of the facility (Note 13).

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

2. DECONSOLIDATION OF JOINT VENTURE
     On January 1, 2010, the Company adopted the provisions of ASU 2009-17 and performed a qualitative analysis of all its joint ventures, including its GIMA joint venture, to determine whether it had a controlling financial interest in such ventures. As a result of this analysis, the Company determined that its GIMA joint venture should no longer be consolidated into the Company’s results of operations or financial position as the Company does not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance. GIMA is a joint venture between AGCO and Claas Tractor SAS to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership interest in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. The deconsolidation of GIMA resulted in a retroactive reduction to “Noncontrolling interests” within equity and an increase to “Investments in affiliates” in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2009 of approximately $6.4 million. The deconsolidation resulted in a retroactive reduction in the Company’s “Net sales” and “Income from Operations” within its Condensed Consolidated Statements of Operations and a reclassification of amounts previously reported as “Net income attributable to noncontrolling interests” to “Equity in net earnings of affiliates,” but otherwise, had no net impact to the Company’s consolidated net income for the three months ended March 31, 2009. The deconsolidation also resulted in a reduction of the Company’s “Total assets” and “Total liabilities” within its Condensed Consolidated Balance Sheets, but had no net impact to the Company’s “Total stockholders’ equity” other than the reduction previously mentioned. The Company retroactively restated prior periods and recorded the following adjustments:

Condensed Consolidated Balance Sheet	As Previously
as of December 31, 2009	Reported	Adjustment	As adjusted
Total assets	$5,062.2	$(63.3)	$4,998.9
Total liabilities	$2,653.1	$(56.9)	$2,596.2

Condensed Consolidated Statement of Operations
for the Three Months Ended March 31, 2009
Net sales	$1,579.0	$(46.3)	$1,532.7
Income from operations	$58.6	$(1.5)	$57.1
3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During 2009 and 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in France, Finland, Germany and the United States, as well as at various administrative offices located in the United Kingdom and the United States. During 2009, the Company recorded approximately $12.8 million of severance and other related costs associated with such actions and paid approximately $5.0 million of such costs. During the three months ended March 31, 2010, the Company recorded additional restructuring and other infrequent expenses of approximately $0.6 million associated with such actions, which were primarily related to severance, retention and other related costs incurred in Finland and the United Kingdom. The Company paid approximately $1.8 million of severance and other related costs during the three months ended March 31, 2010 associated with such actions and terminated 531 of the 778 employees expected to be terminated. A majority of the remaining $6.6 million of severance and other related costs accrued as of March 31, 2010 are expected to be paid during 2010.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     In November 2009, the Company announced the closure of its assembly operations located in Randers, Denmark. The Company intends to cease operations in July 2010 and transfer the assembly operations to its harvesting equipment manufacturing joint venture, Laverda, located in Breganze, Italy. The Company recorded approximately $0.4 million of severance and other related costs in 2009 associated with the facility closure. During the three months ended March 31, 2010, the Company recorded additional restructuring and other infrequent expenses of approximately $1.0 million associated with the closure, primarily related to employee retention payments, which are being accrued over the term of the retention period. The Company paid approximately $0.5 million of severance and other related costs during the three months ended March 31, 2010 and terminated four of the 90 employees expected to be terminated. The remaining $0.9 million of severance, retention and other related costs accrued as of March 31, 2010 are expected to be paid during 2010.
4. STOCK COMPENSATION PLANS
     The Company recorded stock compensation expense as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Cost of goods sold	$0.1	$0.5
Selling, general and administrative expenses	1.9	5.9

Total stock compensation expense	$2.0	$6.4

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
     Employee Plans
     The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2010 and 2009 was $33.65 and $21.45, respectively.
     During the three months ended March 31, 2010, the Company granted 748,500 awards for the three-year performance period commencing in 2010 and ending in 2012, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2010 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,742,868
Shares awarded	748,500
Shares forfeited or unearned	(15,600)
Shares earned	—

Shares awarded but not earned at March 31	2,475,768

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     As of March 31, 2010, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $12.7 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     During the three months ended March 31, 2010 and 2009, the Company recorded stock compensation expense of approximately $0.7 million and $0.5 million, respectively, associated with stock settled stock appreciation rights (“SSAR”) awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the three months ended March 31, 2010 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted and the weighted average assumptions under the Black-Scholes option model were as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Weighted average grant date fair value	$14.51	$7.39

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	2.5%	1.6%
Expected volatility	48.5%	45.2%
Expected dividend yield	—	—
     SSAR transactions during the three months ended March 31, 2010 were as follows:

SSARs outstanding at January 1	708,041
SSARs granted	180,000
SSARs exercised	(3,500)
SSARs canceled or forfeited	(10,078)

SSARs outstanding at March 31	874,463

SSAR price ranges per share:
Granted	$33.65
Exercised	21.45-23.80
Canceled or forfeited	21.45-56.98

Weighted average SSAR exercise prices per share:
Granted	$33.65
Exercised	22.79
Canceled or forfeited	30.44
Outstanding at March 31	31.66
     At March 31, 2010, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of March 31, 2010, the total compensation cost related to unvested SSARs not yet recognized was approximately $5.7 million and the weighted-average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
	Number of	Contractual Life	Exercise	March 31,	Exercise
Range of Exercise Prices	Shares	(Years)	Price	2010	Price
$21.45 – $24.61	410,844	5.0	$22.16	153,312	$22.70
$26.00 – $37.38	360,844	5.4	$35.28	124,204	$37.21
$51.82 – $66.20	102,775	4.8	$56.92	49,950	$56.95

	874,463			327,466	$33.42

     The total fair value of SSARs vested during the three months ended March 31, 2010 was $1.6 million. There were 546,997 SSARs that were not vested as of March 31, 2010. The total intrinsic value of outstanding and exercisable SSARs as of March 31, 2010 was $6.1 million and $2.0 million, respectively.
     Director Restricted Stock Grants
     The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The 2010 grant was made on April 22, 2010 and equated to 23,380 shares of common stock, of which 17,303 shares of common stock were issued, after shares were withheld for withholding taxes. The Company will record stock compensation expense of approximately $0.9 million during the three months ended June 30, 2010 associated with these grants.
     As of March 31, 2010, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.3 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
     Stock Option Plan
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the three months ended March 31, 2010 were as follows:

Options outstanding and exercisable at January 1	52,175
Options granted	—
Options exercised	(1,500)
Options canceled or forfeited	—

Options outstanding and exercisable at March 31	50,675

Options available for grant at March 31	1,935,437

Option price ranges per share:
Granted	$—
Exercised	11.63
Canceled or forfeited	—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Weighted average option exercise prices per share:
Granted	$—
Exercised	11.63
Canceled or forfeited	—
Outstanding at March 31	14.91
     At March 31, 2010, the outstanding and exercisable options had a weighted average remaining contractual life of approximately one year and an aggregate intrinsic value of approximately $1.1 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	Options Outstanding and Exercisable
	as of March 31, 2010
		Weighted Average	Weighted
		Remaining	Average
	Number of	Contractual Life	Exercise
Range of Exercise Prices	Shares	(Years)	Price
$10.06 – $11.63	12,400	0.6	$11.50
$15.12 – $20.85	38,275	1.7	$16.02

	50,675		$14.91

     The total intrinsic value of options exercised during the three months ended March 31, 2010 was less than $0.1 million. Cash received from stock option exercises was less than $0.1 million for the three months ended March 31, 2010. The Company did not realize a tax benefit from the exercise of these options.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2010 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2009	$33.4	$103.3	$54.3	$191.0
Foreign currency translation	(0.1)	(3.7)	(3.1)	(6.9)

Balance as of March 31, 2010	$33.3	$99.6	$51.2	$184.1

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2009	$9.9	$63.1	$46.5	$119.5
Amortization expense	0.2	2.5	1.8	4.5
Foreign currency translation	(0.1)	(2.2)	(2.7)	(5.0)

Balance as of March 31, 2010	$10.0	$63.4	$45.6	$119.0

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Trademarks
and
Tradenames
Unamortized intangible assets:
Balance as of December 31, 2009	$95.3
Foreign currency translation	(2.3)

Balance as of March 31, 2010	$93.0

     Changes in the carrying amount of goodwill during the three months ended March 31, 2010 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2009	$3.1	$187.2	$443.7	$634.0
Adjustments related to income taxes	—	—	(2.2)	(2.2)
Foreign currency translation	—	(3.8)	(24.7)	(28.5)

Balance as of March 31, 2010	$3.1	$183.4	$416.8	$603.3

     Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.
     During the three months ended March 31, 2010, the Company reduced goodwill by approximately $2.2 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.
6. INDEBTEDNESS
     Indebtedness consisted of the following at March 31, 2010 and December 31, 2009 (in millions):

	March 31,	December 31,
	2010	2009
6 7/8% Senior subordinated notes due 2014	$270.2	$286.5
1 3/4% Convertible senior subordinated notes due 2033	195.1	193.0
1 1/4% Convertible senior subordinated notes due 2036	169.4	167.5
Securitization facilities (Note 13)	137.5	—
Other long-term debt	0.1	0.1

	772.3	647.1
Less: Current portion of long-term debt	—	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(195.1)	(193.0)
Securitization facilities	(137.5)	—

Total indebtedness, less current portion	$439.7	$454.0

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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

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
     The following table sets forth as of March 31, 2010 and December 31, 2009 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes (in millions):

	March 31,	December 31,
	2010	2009
1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$39.9	$39.9

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(6.2)	(8.3)

Net carrying amount	$195.1	$193.0

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(31.9)	(33.8)

Net carrying amount	$169.4	$167.5

     The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes (in millions):

	Three Months Ended
	March 31,
	2010	2009
1 3/4% Convertible senior subordinated notes:
Interest expense	$2.9	$2.8

1 1/4% Convertible senior subordinated notes:
Interest expense	$2.6	$2.4

     The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for the three months ended

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

March 31, 2010 and 2009 was 6.1% for both notes. The unamortized discount for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will be amortized through December 2010 and December 2013, respectively, as these are the earliest dates the notes holders can require the Company to repurchase the notes.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of March 31, 2010, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2010, and, therefore, the Company classified the notes as a current liability. In accordance with ASU No. 2009-04, “Accounting for Redeemable Equity Instruments,” the Company also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity.” The amount classified as “temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Future classification of both series of notes between current and long-term debt and classification of the equity component of both notes as “temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters. The Company believes it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, thereby requiring the Company to repay the principal portion in cash. In the event the notes were converted, the Company believes it could repay the notes with available cash on hand, funds from the Company’s $300.0 million multi-currency revolving credit facility or a combination of these sources.
     At March 31, 2010, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $278.3 million, $334.1 million and $224.4 million, respectively, compared to their carrying values of $270.2 million, $195.1 million and $169.4 million, respectively. At December 31, 2009, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $272.2 million, $300.8 million and $211.3 million, respectively, compared to their carrying values of $286.5 million, $193.0 million and $167.5 million, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2010 and December 31, 2009, outstanding letters of credit issued under the revolving credit facility totaled $9.8 million and $9.3 million, respectively.
7. INVENTORIES
     Inventories at March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31,	December 31,
	2010	2009
Finished goods	$546.5	$480.0
Repair and replacement parts	402.3	383.1
Work in process	109.7	86.3
Raw materials	244.8	207.3

Inventories, net	$1,303.3	$1,156.7

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

8. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended March 31, 2010 and 2009 consisted of the following (in millions):

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$181.6	$183.4
Accruals for warranties issued during the period	30.0	31.0
Settlements made (in cash or in kind) during the period	(29.7)	(29.1)
Foreign currency translation	(7.0)	(6.2)

Balance at March 31	$174.9	$179.1

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $154.7 million and $161.8 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, respectively. Approximately $20.2 million and $19.8 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, respectively.
9. NET INCOME PER COMMON SHARE
     Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 is as follows (in millions, except per share data):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended March 31,
	2010	2009
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$10.1	$33.7

Weighted average number of common shares outstanding	92.4	91.9

Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.11	$0.37

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries for purposes of computing diluted net income per share	$10.1	$33.7

Weighted average number of common shares outstanding	92.4	91.9
Dilutive stock options, performance share awards and restricted stock awards	0.7	0.5
Weighted average assumed conversion of contingently convertible senior subordinated notes	3.1	—

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	96.2	92.4

Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.10	$0.36

     There were SSARs to purchase approximately 0.5 million shares of the Company’s common stock for the three months ended March 31, 2010 and approximately 0.7 million shares of the Company’s common stock for the three months ended March 31, 2009 that were excluded from the calculation of diluted earnings per share because the SSARs had an antidilutive impact.
10. INCOME TAXES
     At March 31, 2010 and December 31, 2009, the Company had approximately $24.3 million and $21.8 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of March 31, 2010 and December 31, 2009, the Company had approximately $3.5 million of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of March 31, 2010 and December 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $2.0 million and $1.9 million, respectively.
     The tax years 2003 through 2009 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.
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
     The foreign currency contracts are primarily forward and options contracts. These contracts’ fair value measurements fall within the Level 2 fair value hierarchy under ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.
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
Cash Flow Hedges
     During 2010 and 2009, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. The amount of the loss recorded in other comprehensive loss that was reclassified to cost of goods sold during the three months ended March 31, 2010 and 2009 was approximately $0.6 million and $8.7 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2010 range in maturity through December 2010.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the three months ended March 31, 2010 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net losses as of December 31, 2009	$(1.4)	$(0.1)	$(1.3)
Net changes in fair value of derivatives	(1.4)	(0.1)	(1.3)
Net losses reclassified from accumulated other comprehensive loss into income	0.7	0.1	0.6

Accumulated derivative net losses as of March 31, 2010	$(2.1)	$(0.1)	$(2.0)

     As of March 31, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $193.3 million that were entered into to hedge forecasted sale and purchase transactions.
Derivative Transactions Not Designated as Hedging Instruments
     During 2010 and 2009, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.
     As of March 31, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $932.7 million that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments, and changes in the fair value of these contracts are reported in other expense, net. For the three months ended March 31, 2010 and 2009, the Company recorded a net gain of approximately $10.5 million and a net loss of approximately $54.6 million, respectively, under the caption of other expense, net related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.
     The table below sets forth the fair value of derivative instruments as of March 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
	As of March 31, 2010		As of March 31, 2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$4.0	Other current liabilities	$2.6

Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	4.6	Other current liabilities	1.1

Total derivative instruments		$8.6		$3.7

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
12. CHANGES IN EQUITY AND COMPREHENSIVE (LOSS) INCOME
     The following table sets forth changes in equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interest for the three months ended March 31, 2010 (in millions):

	AGCO Corporation and subsidiaries
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity
Balance, December 31, 2009	$0.9	$1,061.9	$1,517.8	$(187.4)	$1.2	$2,394.4
Stock compensation	—	2.0	—	—	—	2.0
Issuance of performance award stock	—	(11.3)	—	—	—	(11.3)
Reclassification from temporary equity — Equity component of convertible senior subordinated notes	—	2.1	—	—	—	2.1
Comprehensive (loss) income:
Net income (loss)	—	—	10.1	—	(0.1)	10.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(74.3)	—	(74.3)
Defined benefit pension plans	—	—	—	1.6	—	1.6
Unrealized loss on derivatives	—	—	—	(0.7)	—	(0.7)
Unrealized gain on derivatives held by affiliates	—	—	—	0.1	—	0.1

Balance, March 31, 2010	$0.9	$1,054.7	$1,527.9	$(260.7)	$1.1	$2,323.9

     Total comprehensive (loss) income for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interest
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$10.1	$33.7	$(0.1)	$—
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(74.3)	(44.5)	—	—
Defined benefit pension plans	1.6	1.0	—	—
Unrealized (loss) gain on derivatives	(0.7)	12.0	—	—
Unrealized gain on derivatives held by affiliates	0.1	0.7	—	—

Total comprehensive (loss) income	$(63.2)	$2.9	$(0.1)	$—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

13. ACCOUNTS RECEIVABLE SALES AGREEMENTS AND SECURITIZATION FACILITIES
     At March 31, 2010, the Company had accounts receivable securitization facilities in Europe totaling approximately €140.0 million (or approximately $189.2 million). As of March 31, 2010, the Company’s accounts receivable securitization facilities had outstanding funding of approximately €101.8 million (or approximately $137.5 million). The European facility expires in October 2011, and is subject to annual renewal. Wholesale accounts receivable are sold on a revolving basis to commercial paper conduits under the European facility through a wholly-owned QSPE in the United Kingdom. As previously discussed in Note 1, on January 1, 2010, the Company adopted the provisions of ASU 2009-16 and ASU 2009-17, and, as a result of the adoption, the Company recognized approximately $137.5 million of accounts receivable sold through its European securitization facilities within the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010, with a corresponding liability equivalent to the funded balance of the facility. The accrued interest owed to the commercial paper conduits associated with outstanding funding under the European facilities was less than $0.1 million as of March 31, 2010. Losses on sales of receivables under the European securitization facilities were reflected within “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations.
     At March 31, 2010, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its 49% owned U.S. and Canadian retail finance joint ventures. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company has reviewed its accounting for the accounts receivable sales agreements in accordance with ASU 2009-16 and determined that these facilities should be accounted for as off-balance sheet transactions.
     As of March 31, 2010, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements was approximately $420.7 million. For the three months ended March 31, 2010, the Company paid AGCO Finance LLC and AGCO Canada, Ltd. both a servicing fee related to the servicing of the sold receivables and a subsidized interest payment. These fees were reflected within losses on the sales of receivables included within “Other (income) expense, net” in the Company’s Condensed Consolidated Statements of Operations. The subsidized interest payment was calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the facilities.
     The Company’s AGCO Finance retail finance joint ventures in Europe, Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2010 and December 31, 2009, these retail finance joint ventures had approximately $151.3 million and $176.9 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.
     In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company evaluated the sale of such receivables pursuant to the guidelines of ASU 2009-16 and determined that these arrangements should be accounted for as off-balance sheet transactions.
     Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other (income) expense, net” and “Interest expense, net” in the Company’s

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Condensed Consolidated Statements of Operations, were approximately $3.4 million during the three months ended March 31, 2010. Losses on sales of receivables primarily from the Company’s European securitization facilities and former U.S. and Canadian securitization facilities were approximately $5.0 million during the three months ended March 31, 2009. The losses during the three months ended March 31, 2009 were determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value was based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
14. EMPLOYEE BENEFIT PLANS
     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2010 and 2009 are set forth below (in millions):

	Three Months Ended
	March 31,
Pension benefits	2010	2009
Service cost	$4.3	$2.4
Interest cost	10.3	8.8
Expected return on plan assets	(8.5)	(6.9)
Amortization of net actuarial loss and prior service cost	2.2	1.3

Net pension cost	$8.3	$5.6

Postretirement benefits	2010	2009
Interest cost	$0.4	$0.4
Amortization of prior service credit	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Net postretirement cost	$0.4	$0.4

     During the three months ended March 31, 2010, approximately $8.4 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2010 to its defined benefit pension plans will aggregate approximately $30.7 million.
     During the three months ended March 31, 2010, the Company made approximately $0.3 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.8 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2010.
     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law in the United States. The Company is currently evaluating the provisions of the Acts to determine their potential impact, if any, to the Company’s health care benefit costs as well as its postretirement health care benefit plans and related obligations. The Acts contain a provision that repeals the tax deductibility and benefit for the Medicare Part D subsidy available to companies that provide qualifying prescription drug coverage to retirees. This provision had no impact to the Company’s results of operations or financial position since the Company had previously provided a full valuation allowance against deferred tax assets associated with its U.S. postretirement benefit obligations.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

15. SEGMENT REPORTING
     Effective January 1, 2010, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure over the past year, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Africa/Middle East; and Rest of World. The Rest of World reportable segment includes the regions of Eastern Europe, Asia, Australia and New Zealand, and the Europe/Africa/ Middle East segment no longer includes certain markets in Eastern Europe. Effective January 1, 2010, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for the first quarter ended March 31, 2009 have been adjusted to reflect the change in reportable segments.
     The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2010 and 2009 and assets as of March 31, 2010 and December 31, 2009 are as follows (in millions):

			Europe/Africa/
Three Months Ended	North	South	Middle	Rest of
March 31,	America	America	East	World	Consolidated
2010
Net sales	$282.9	$377.3	$612.3	$55.7	$1,328.2
(Loss) income from operations	(7.3)	42.8	(3.8)	1.8	33.5
Depreciation	5.9	4.6	21.8	0.7	33.0
Capital expenditures	2.7	1.7	19.7	—	24.1

2009
Net sales	$393.3	$179.5	$905.7	$54.2	$1,532.7
Income from operations	5.2	5.4	75.7	2.9	89.2
Depreciation	6.2	3.2	15.7	0.6	25.7
Capital expenditures	7.2	9.7	30.0	—	46.9

Assets
As of March 31, 2010	$621.7	$603.4	$1,530.4	$197.2	$2,952.7
As of December 31, 2009	583.9	515.1	1,419.2	203.3	2,721.5

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended
	March 31,
	2010	2009
Segment income from operations	$33.5	$89.2
Corporate expenses	(16.1)	(22.1)
Stock compensation expenses	(1.9)	(5.9)
Restructuring and other infrequent expense	(1.6)	—
Amortization of intangibles	(4.5)	(4.1)

Consolidated income from operations	$9.4	$57.1

	As of	As of
	March 31,	December 31,
	2010	2009
Segment assets	$2,952.7	$2,721.5
Cash and cash equivalents	408.1	651.4
Receivables from affiliates	90.5	70.4
Investments in affiliates	351.3	353.9
Deferred tax assets	123.0	133.6
Other current and noncurrent assets	254.4	267.3
Intangible assets, net	158.1	166.8
Goodwill	603.3	634.0

Consolidated total assets	$4,941.4	$4,998.9

16. COMMITMENTS AND CONTINGENCIES
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
     At March 31, 2010, the Company guaranteed indebtedness owed to third parties of approximately $71.2 million, primarily related to dealer and end user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2014. The Company believes the credit risk associated with these guarantees is not material to its financial position. Losses under such guarantees have historically been insignificant. In addition, the Company would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Other
     The Company sells substantially all of its wholesale accounts receivable in North America to the Company’s U.S. and Canadian retail finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company evaluates the sale of such receivables pursuant to the guidelines of ASU 2009-16 and has determined that these facilities should be accounted for as off-balance sheet transactions.
Legal Claims and Other Matters
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $9.6 million and $11.6 million against its outstanding balance of Brazilian VAT taxes receivable as of March 31, 2010 and December 31, 2009, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
     On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants the Company’s French subsidiary and two of its other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies were also named as defendants in the civil action due to their participation in the United Nations Oil for Food Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages. In addition, the French government also is investigating the Company’s French subsidiary in connection with its participation in the Program.
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2010, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $50.9 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
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
RESULTS OF OPERATIONS
     For the three months ended March 31, 2010, we generated net income of $10.1 million, or $0.10 per share, compared to net income of $33.7 million, or $0.36 per share, for the same period in 2009.
     Net sales during the first quarter of 2010 were $1,328.2 million, which were approximately 13.3% lower than the first quarter of 2009. The decrease was primarily due to sales declines in our North American and Europe/Africa/Middle East geographical segments, partially offset by a significant net sales increase in our South American geographical segment.
     Income from operations for the first quarter of 2010 was $9.4 million compared to $57.1 million in the first quarter of 2009. The decrease in income from operations during the first quarter of 2010 was primarily due to net sales declines and reduced gross margins resulting primarily from lower production levels.
     Income from operations decreased in our Europe/Africa/Middle East region in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a reduction in net sales, lower production levels and increased engineering expenses. In the South America region, income from operations increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to significant sales growth, improved factory productivity and a shift in product sales mix to higher margin products in Brazil. Income from operations in North America was lower in the first quarter of 2010 compared to the first quarter of 2009 primarily due to decreased sales and lower production levels. Income from operations in the Rest of World region decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the decline in net sales.
Retail Sales
     In North America, industry unit retail sales of tractors for the first quarter of 2010 increased by approximately 1% compared to the first quarter of 2009 resulting from increases in industry unit retail sales of the compact and high horsepower tractors, largely offset by declines in industry unit retail sales in utility tractors. Industry unit retail sales of combines for the first quarter of 2010 also increased by approximately 1% compared to the prior year period. Continued weakness in the dairy and livestock sectors contributed to lower industry unit retail sales of mid-range utility tractors and hay equipment. Our North American unit retail sales of tractors and combines were lower in the first quarter of 2010 compared to the first quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     In Western Europe, industry unit retail sales of tractors for the first quarter of 2010 decreased approximately 23% compared to the first quarter of 2009. Retail demand was particularly low in France, Germany, Scandinavia and Finland. Our Western European unit retail sales of tractors for the first quarter of 2010 were also lower when compared to the first quarter of 2009.
     South American industry unit retail sales of tractors in the first quarter of 2010 increased approximately 53% over the prior year period. Industry unit retail sales of combines for the first quarter of 2010 were approximately 59% higher than the prior year period. Industry unit retail sales of tractors in the major market of Brazil increased approximately 52% during the first quarter of 2010 compared to the same period in 2009. The expectation of strong harvests for row crop farmers as well as supportive government financing programs resulted in significant growth in Brazil compared to weak market conditions experienced in the first quarter of 2009. Our South American unit retail sales of tractors and combines were higher in the first quarter of 2010 compared to the same period in 2009.
     Net sales in our Rest of World segment increased approximately 2.8% during the first quarter of 2010 compared to the prior year period due to favorable currency translation impacts. Net sales excluding the impact of currency translation decreased approximately 13.6% primarily due to lower sales in Australia, New Zealand and Japan due to weaker market conditions. In addition, the tightened credit environment in the markets of Eastern Europe and Russia continues to contribute to weak industry demand in those regions.
STATEMENTS OF OPERATIONS
     Net sales for the first quarter of 2010 were $1,328.2 million compared to $1,532.7 million for the same period in 2009. Foreign currency translation positively impacted net sales by approximately $132.0 million, or 8.6%, in the first quarter of 2010. Excluding the positive impact of currency translation, net sales decreased approximately 22.0%. The following table sets forth, for the three months ended March 31, 2010 and 2009, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	March 31,		Change		translation
	2010	2009	$	%	$	%
North America	$282.9	$393.3	$(110.4)	(28.1)%	$9.6	2.4%
South America	377.3	179.5	197.8	110.2%	76.3	42.5%
Europe/Africa/Middle East	612.3	905.7	(293.4)	(32.4)%	37.2	4.1%
Rest of World	55.7	54.2	1.5	2.8%	8.9	16.4%

	$1,328.2	$1,532.7	$(204.5)	(13.3)%	$132.0	8.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     The following is a reconciliation of net sales for the three months ended March 31, 2010 at actual exchange rates compared to 2009 adjusted exchange rates (in millions):

	Three months ended March 31,
	2010 at	2010 at
	Actual	Adjusted	Change due to
	Exchange	Exchange	currency
	Rates	Rates (1)	translation
North America	$282.9	$273.3	2.4%
South America	377.3	301.0	42.5%
Europe/Africa/Middle East	612.3	575.0	4.1%
Rest of World	55.7	46.9	16.4%

	$1,328.2	$1,196.2	8.6%

(1)	Adjusted exchange rates are 2009 exchange rates.
     Regionally, net sales in North America decreased during the first quarter of 2010 compared to the same period in 2009 primarily due to decreased sales of hay equipment, utility tractors and implements resulting from weak market conditions. In the Europe/Africa/Middle East region, net sales, excluding the impact of currency translation, decreased in the first quarter of 2010 compared to the same period in 2009 primarily due to significant sales declines in France and Germany resulting from weak market conditions. Net sales in South America increased during the first quarter of 2010 compared to the same period in 2009 as a result of strong market conditions in the region, particularly in Brazil and Argentina. In the Rest of World segment, net sales, excluding the impact of currency translation, decreased in the first quarter of 2010 compared to the same period in 2009 primarily due to sales declines in Australia and New Zealand. We estimate that worldwide average price increases during the first quarter of 2010 were approximately 2.3%. Consolidated net sales of tractors and combines, which comprised approximately 70% of our net sales in the first quarter of 2010, decreased approximately 13% in the first quarter of 2010 compared to the same period in 2009. Unit sales of tractors and combines decreased approximately 13.5% during the first quarter of 2010 compared to the same period in 2009. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	March 31,
	2010		2009
		% of		% of
	$	Net sales(1)	$	Net sales
Gross profit	$224.6	16.9%	$270.8	17.7%
Selling, general and administrative expenses	157.0	11.8%	161.6	10.5%
Engineering expenses	52.1	3.9%	48.0	3.1%
Restructuring and other infrequent expenses	1.6	0.1%	—	—
Amortization of intangibles	4.5	0.3%	4.1	0.3%

Income from operations	$9.4	0.7%	$57.1	3.8%

(1)	Rounding may impact the summation of amounts.
     Gross profit as a percentage of net sales decreased during the first quarter of 2010 compared to the first quarter of 2009. Production cuts associated with inventory reduction efforts in the North American and Europe/Africa/Middle East segments, and a weaker product sales mix, partially offset by lower

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

material costs, produced lower gross margins. Production cuts in our North American and European factories helped us better manage the seasonal build in our inventory and our dealers’ inventory in the first quarter of 2010. The sales mix in South America towards higher horsepower tractors favorably impacted gross margins in that region and helped to offset the reduction in margins experienced in other regions. We recorded approximately $0.1 million and $0.5 million of stock compensation expense, within cost of goods sold, during the first quarter of 2010 and 2009, respectively, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during the first quarter of 2010 compared to the same period in 2009 primarily due to lower net sales. Engineering expenses increased as a percentage of net sales during the first quarter of 2010 compared to the prior year period primarily due to lower net sales and higher spending to fund new products, and product improvements to meet new emission standards. We recorded approximately $1.9 million and $5.9 million of stock compensation expense within SG&A, during the first quarter of 2010 and 2009, respectively, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     We recorded restructuring and other infrequent expenses of approximately $1.6 million during the first quarter of 2010, primarily related to severance, retention and other related costs associated with the rationalization of our operations in Finland and the United Kingdom, as well as the plant closure of our combine assembly operations in Randers, Denmark.
     Interest expense, net was $9.6 million for the first quarter of 2010 compared to $11.5 million for the comparable period in 2009. The decrease was primarily as a result of lower interest rates and a reduction in debt levels.
     Other income, net was $2.5 million during the first quarter of 2010 compared to other expense, net of $6.4 million for the same period in 2009. Losses on sales of receivables, primarily under our accounts receivable sales agreements in North America with AGCO Finance LLC and AGCO Finance Canada, Ltd., were $2.7 million in the first quarter of 2010. Losses on sales of receivables primarily under our European securitization facilities and our former U.S. and Canadian securitization facilities were approximately $5.0 million for the first quarter of 2009. Other income, net also increased in the first quarter of 2010 primarily due to foreign exchange gains compared to foreign exchange losses in the same period in 2009.
     We recorded an income tax provision of $3.8 million for the first quarter of 2010 compared to $14.4 million for the comparable period in 2009. Our effective tax rate was significantly higher in the first quarter of 2010, primarily due to an increase in losses in jurisdictions for which no tax benefit is being recorded, particularly in the United States.
     Equity in net earnings of affiliates was $11.5 million for the first quarter of 2010 compared to $8.9 million for the comparable period in 2009. The increase was primarily due to increased earnings in our retail finance joint ventures.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $3.7 million as of December 31, 2009 and will gradually be eliminated over time. As of March 31, 2010, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $260.6 million compared to $258.7 million as of December 31, 2009. The total finance portfolio in our retail finance joint ventures was approximately $6.2 billion and $6.3 billion as of March 31, 2010 and December 31, 2009, respectively. The total finance portfolio as of March 31, 2010 included approximately $5.5 billion of retail receivables and $0.7 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2009 included approximately $5.6 billion of retail receivables and $0.7 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the three months ended March 31, 2010, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $9.4 million compared to $6.7 million for the same period in 2009.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was $1.8 billion as of March 31, 2010 compared to $1.7 billion as of December 31, 2009. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility, accounts receivable sales agreements and accounts receivable securitization facilities.
     We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:
•	Our $300.0 million revolving credit facility, which expires in May 2013 (no amounts were outstanding as of March 31, 2010).

•	Our €200.0 million (or approximately $270.2 million as of March 31, 2010) 6 7/8% senior subordinated notes, which mature in 2014.

•	Our $201.3 million 1 3/4% convertible senior subordinated notes which may be required to be repurchased on December 31, 2010 or could be converted earlier based on the closing sales price

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

of our common stock (see further discussion below). Our $201.3 million 1 1/4% convertible senior subordinated notes which may be required to be repurchased on December 15, 2013 or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €140.0 million (or approximately $189.2 million as of March 31, 2010) securitization facilities in Europe, which expire in October 2011. As of March 31, 2010, outstanding funding related to this facility was approximately €101.8 million (or approximately $137.5 million).

•	Our accounts receivable sales agreements in the United States and Canada with AGCO Finance LLC and AGCO Finance Canada, Ltd., with total accounts receivable sales and funding of up to $600.0 million for U.S. wholesale accounts receivable and up to C$250.0 million (or approximately $246.2 million as March 31, 2010) for Canadian wholesale accounts receivable. As of March 31, 2010, approximately $420.7 million of proceeds had been received under these agreements.
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
     Current Facilities
     Our $201.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. Beginning January 1, 2011, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. Refer to the Company’s Form 10-K for the year ended December 31, 2009 for a full description of these notes.
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Refer to the Company’s Form 10-K for the year ended December 31, 2009 for a full description of these notes.
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
     As of March 31, 2010, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2010, and, therefore, we classified the notes as a current liability. We believe it is unlikely the holders of the notes would convert the notes under the provisions of the indenture agreement, as typically convertible securities are not converted prior to expiration unless called for redemption, thereby requiring us to repay the principal portion in cash. In the event the notes were converted, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources. Future classification of the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 6 and 9 of the Company’s Condensed Consolidated Financial Statements for further discussion.
     Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of March 31, 2010, we had no outstanding borrowings under the facility. As of March 31, 2010, we had availability to borrow approximately $290.2 million under the facility.
     Our €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, issued in April 2004, are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. As of and subsequent to April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends.
     Under our European securitization facilities, we sell accounts receivable in Europe on a revolving basis to commercial paper conduits through a qualifying special-purpose entity (“QSPE”) in the United Kingdom. The European facilities expire in October 2011, but are subject to annual renewal. On

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

December 31, 2009, we expanded our European facilities by €40.0 million so that the total amount of the facilities was €140.0 million (or approximately $189.2 million as of March 31, 2010). As of March 31, 2010, the outstanding funded balance of our European securitization facilities was approximately €101.8 million (or approximately $137.5 million as of March 31, 2010). We adopted the provisions of ASU
2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets,” (“ASU 2009-16”) and ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” on January 1, 2010. As a result of this adoption, our European securitization facilities were required to be recognized within our Condensed Consolidated Balance Sheets. Therefore, we recognized approximately $137.5 million of accounts receivable sold through our European securitization facilities as of March 31, 2010 with a corresponding liability equivalent to the funded balance of the facilities. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 10% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduits.
     The European securitization facilities allow us to sell accounts receivable through financing conduits which obtain funding from commercial paper markets. Future funding under our securitization facilities depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facilities provide for liquidity backing from various financial institutions, including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.
     Our accounts receivable sales agreements permit the sale, on an ongoing basis, of substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our U.S. and Canadian retail finance joint ventures. We have a 49% ownership in these joint ventures. The accounts receivable sales agreements provide for funding up to $600.0 million of U.S. accounts receivable and up to C$250.0 million (or approximately $246.2 million as of March 31, 2010) of Canadian accounts receivable. The sale of the receivables is without recourse to us. We do not service the receivables after the sale occurs and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of March 31, 2010, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements with AGCO Finance LLC and AGCO Finance Canada, Ltd. was approximately $420.7 million.
     Our AGCO Finance retail joint ventures in Europe, Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2010 and December 31, 2009, these retail finance joint ventures had approximately $151.3 million and $176.9 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.
Cash Flows
     Cash flows used in operating activities were $202.3 million for the first quarter of 2010 compared to $458.1 million for the first quarter of 2009. The use of cash in both periods was primarily due to seasonal increases of working capital. As previously discussed, our production cuts in both our North American

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

and European factories helped us to manage the seasonal build in our inventories in the first quarter of 2010. Cash flows used in operating activities in the first quarter of 2009 included a significant reduction in accounts payable due to a reduction in raw material purchases as a result of production cuts planned for the second quarter of 2009.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,075.3 million in working capital at March 31, 2010, as compared with $1,079.6 million at December 31, 2009 and $1,067.6 million at March 31, 2009. Accounts receivable and inventories, combined, at March 31, 2010 were $299.1 million higher than at December 31, 2009 and $152.5 lower than at March 31, 2009. The increase in accounts receivable and inventories at March 31, 2010 compared to December 31, 2009 was as a result of our adoption of ASU 2009-16 and ASU 2009- 17 discussed above, which increased our accounts receivable balance by approximately $137.5 million, and also as a result of seasonal dealer and company inventory requirements.
     Capital expenditures for the first quarter of 2010 were $24.1 million compared to $46.9 million for the first quarter of 2009. We anticipate that capital expenditures for the full year of 2010 will range from approximately $225.0 million to $250.0 million and will primarily be used to support our manufacturing operations, focused on improving productivity, as well as to support the development and enhancement of new and existing products, primarily as it relates to our efforts to meet new emission requirements.
     Our debt to capitalization ratio, which is total indebtedness and temporary equity divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 25.1% at March 31, 2010 compared to 21.5% at December 31, 2009.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Guarantees
     We maintain a remarketing agreement with AGCO Finance LLC, our retail finance joint venture in the United States, whereby we are obligated to repurchase repossessed inventory at market values, limited to $6.0 million in the aggregate per calendar year. We believe that any losses, which might be incurred on the resale of this equipment will not materially impact our consolidated financial position or results of operations, due to the fair value of the underlying equipment.
     At March 31, 2010, we guaranteed indebtedness owed to third parties of approximately $71.2 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2014. We believe the credit risk associated with these guarantees is not material to our financial position. Losses under such guarantees historically have been insignificant. In addition, we would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.
Other
     As of March 31, 2010, we had outstanding foreign exchange contracts with a notional amount of approximately $1,126.0 million. The outstanding contracts as of March 31, 2010 range in maturity through December 2010. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     As discussed in “Liquidity and Capital Resources,” we sell substantially all of our wholesale accounts receivable in North America to our U.S. and Canadian retail finance joint ventures, and we sell certain accounts receivable under factoring arrangements to financial institutions around the world. We evaluate the sale of such receivables pursuant to the guidelines of ASU 2009-16 and have determined that these facilities should be accounted for as off-balance sheet transactions.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $9.6 million and $11.6 million against our outstanding balance of Brazilian VAT taxes receivable as of March 31, 2010 and December 31, 2009, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
     In June 2008, the Republic of Iraq filed a civil action against our French subsidiary and two other foreign subsidiaries that participated in the United Nations Oil for Food Program. The French government also is investigating our French subsidiary in connection with its participation in the Program. In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. See Part II, Item 1, “Legal Proceedings” for further discussion of these matters.
OUTLOOK
     Global industry sales are expected to be relatively flat in 2010 compared to 2009. Increased industry demand in South America is expected to produce sales growth in the first half of 2010, compared to a weak first half of 2009. North American industry demand is expected to remain stable for the remainder of the year. Weak market conditions in Western Europe are expected to stabilize during the second half of 2010, making comparisons to 2009 more favorable in the second half of the year. Continued economic weakness in Central and Eastern Europe, as well as Russia, is expected to keep industry demand at very low levels in those markets throughout 2010.
     For the full year of 2010, we expect a slight increase in earnings compared to the full year of 2009. Gross margin improvements are expected to be offset by higher engineering expenses for new product development and efforts towards meeting new emission requirements, as well as higher pension costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments, and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand, market conditions, general economic outlook, availability of financing, margins, engineering expenses, pension costs, earnings, net sales, guarantees of indebtedness, compliance with loan covenants, conversion of our notes, equipment resales, future capital expenditures and indebtedness requirements and working capital needs are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.
     These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:
•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	cost of steel and other raw materials;

•	performance of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2009.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa and Asia, where net sales are primarily denominated in Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2009 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2010 and 2009, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the loss recorded in other comprehensive loss that was reclassified to cost of goods sold during the three months ended March 31, 2010 and 2009 was approximately $0.6 million and $8.7 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2010 range in maturity through December 2010.
     Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $37.0 million as of March 31, 2010. Using the same sensitivity analysis as of March 31, 2009, the fair value of such instruments would have increased by approximately $20.3 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended March 31, 2010 would have increased by approximately $0.1 million.
     We had no interest rate swap contracts outstanding during the three months ended March 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.
ITEM 5. OTHER INFORMATION
     Effective May 10, 2010, the Company entered into an Amended and Restated Executive Nonqualified Pension Plan. The effect of the amendment was to fully vest Andrew H. Beck’s benefits thereunder when he attains the age of forty-six with ten years of credited service, five of which was while he was a participant in the plan. Mr. Beck’s Employment and Severance Agreement was amended and restated to contain a similar change.
     Copies of the Amended and Restated Executive Nonqualified Pension Plan and the Employment and Severance Agreement are attached as Exhibits 10.1 and 10.2, respectively, to this Report.

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

10.1	Amended and Restated Executive Non-qualified Pension Plan	Filed herewith

10.2	Employment and Severance Agreement with Andrew H. Beck	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant
Date: May 7, 2010	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)