Form 10-Q/A
period 2010-06-30
AGCO CORP /DE
filed 2010-08-06
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
This amendment is being filed solely to include a complete copy of Exhibit 101. The originally filed copy of Exhibit 101 unintentionally omitted the contents of the Company’s notes.

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