Form 10-Q
period 2010-09-30
AGCO CORP /DE
filed 2010-11-05
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended September 30, 2010
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
     As of October 31, 2010, AGCO Corporation had 93,045,763 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

Page
Numbers
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009	2

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2010 and 2009	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings	42

Item 6. Exhibits	43

SIGNATURES	44
EX-31.1
EX-31.2
EX-32.0
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$459.2	$651.4
Accounts and notes receivable, net	863.4	725.2
Inventories, net	1,432.3	1,156.7
Deferred tax assets	85.7	63.6
Other current assets	167.9	151.6

Total current assets	3,008.5	2,748.5
Property, plant and equipment, net	874.0	910.0
Investment in affiliates	378.4	353.9
Deferred tax assets	67.5	70.0
Other assets	131.4	115.7
Intangible assets, net	150.0	166.8
Goodwill	611.9	634.0

Total assets	$5,221.7	$4,998.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$0.1
Convertible senior subordinated notes	162.1	193.0
Securitization facilities	75.4	—
Accounts payable	666.1	621.6
Accrued expenses	799.8	808.7
Other current liabilities	76.1	45.5

Total current liabilities	1,779.5	1,668.9
Long-term debt, less current portion	446.1	454.0
Pensions and postretirement health care benefits	266.7	276.6
Deferred tax liabilities	117.7	118.7
Other noncurrent liabilities	80.5	78.0

Total liabilities	2,690.5	2,596.2

Commitments and contingencies (Note 16)

Temporary Equity:
Equity component of redeemable convertible senior subordinated notes	1.7	8.3

Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2010 and 2009	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 93,044,066 and 92,453,665 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	0.9	0.9
Additional paid-in capital	1,044.7	1,061.9
Retained earnings	1,653.1	1,517.8
Accumulated other comprehensive loss	(170.1)	(187.4)

Total AGCO Corporation stockholders’ equity	2,528.6	2,393.2

Noncontrolling interest	0.9	1.2

Total stockholders’ equity	2,529.5	2,394.4

Total liabilities, temporary equity and stockholders’ equity	$5,221.7	$4,998.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2010	2009
Net sales	$1,657.4	$1,389.5
Cost of goods sold	1,353.6	1,146.4

Gross profit	303.8	243.1

Selling, general and administrative expenses	170.3	155.5
Engineering expenses	51.4	46.3
Restructuring and other infrequent expenses	1.2	1.0
Amortization of intangibles	5.0	4.6

Income from operations	75.9	35.7

Interest expense, net	5.8	10.1
Other expense, net	4.9	5.6

Income before income taxes and equity in net earnings of affiliates	65.2	20.0

Income tax provision	14.1	14.8

Income before equity in net earnings of affiliates	51.1	5.2

Equity in net earnings of affiliates	11.1	5.9

Net income	62.2	11.1

Net loss attributable to noncontrolling interest	0.1	—

Net income attributable to AGCO Corporation and subsidiaries	$62.3	$11.1

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.67	$0.12

Diluted	$0.65	$0.12

Weighted average number of common and common equivalent shares outstanding:
Basic	92.9	92.3

Diluted	95.8	94.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2010	2009
Net sales	$4,728.6	$4,689.2
Cost of goods sold	3,879.1	3,883.5

Gross profit	849.5	805.7

Selling, general and administrative expenses	492.1	471.3
Engineering expenses	158.5	146.4
Restructuring and other infrequent expenses	3.3	3.8
Amortization of intangibles	13.8	13.3

Income from operations	181.8	170.9

Interest expense, net	23.7	33.1
Other expense, net	9.7	20.4

Income before income taxes and equity in net earnings of affiliates	148.4	117.4

Income tax provision	49.8	43.2

Income before equity in net earnings of affiliates	98.6	74.2

Equity in net earnings of affiliates	36.4	28.0

Net income	135.0	102.2

Net loss attributable to noncontrolling interest	0.3	—

Net income attributable to AGCO Corporation and subsidiaries	$135.3	$102.2

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$1.46	$1.11

Diluted	$1.41	$1.09

Weighted average number of common and common equivalent shares outstanding:
Basic	92.7	92.2

Diluted	96.0	93.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$135.0	$102.2

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	97.7	83.6
Deferred debt issuance cost amortization	2.1	2.1
Amortization of intangibles	13.8	13.3
Amortization of debt discount	11.7	11.3
Stock compensation	8.5	11.3
Equity in net earnings of affiliates, net of cash received	(25.3)	(13.6)
Deferred income tax provision	(14.0)	(7.9)
Gain on sale of property, plant and equipment	(0.1)	(0.3)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	22.0	35.1
Inventories, net	(277.2)	45.7
Other current and noncurrent assets	(62.0)	19.0
Accounts payable	46.3	(379.2)
Accrued expenses	28.7	(65.0)
Other current and noncurrent liabilities	16.9	(16.2)

Total adjustments	(130.9)	(260.8)

Net cash provided by (used in) operating activities	4.1	(158.6)

Cash flows from investing activities:
Purchases of property, plant and equipment	(82.8)	(142.9)
Proceeds from sale of property, plant and equipment	0.5	1.8
Investments in unconsolidated affiliates, net	—	(1.1)
Restricted cash and other	—	32.2

Net cash used in investing activities	(82.3)	(110.0)

Cash flows from financing activities:
Repayment of debt obligations, net	(76.0)	(59.9)
Repurchase of convertible senior subordinated notes	(58.1)	—
Payment of minimum tax withholdings on stock compensation	(11.1)	(5.2)
Proceeds from issuance of common stock	0.2	—
Investments by noncontrolling interest	—	1.3

Net cash used in financing activities	(145.0)	(63.8)

Effect of exchange rate changes on cash and cash equivalents	31.0	44.7

Decrease in cash and cash equivalents	(192.2)	(287.7)
Cash and cash equivalents, beginning of period	651.4	506.1

Cash and cash equivalents, end of period	$459.2	$218.4

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
     In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”). ASU 2009-16 eliminated the concept of a qualifying special-purpose entity (“QSPE”), changed the requirements for derecognizing financial assets, and added requirements for additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASU 2009-16 is effective for fiscal years and interim periods beginning after November 15, 2009. On January 1, 2010, the Company adopted the provisions of ASU 2009-16, and, in accordance with the standard, the Company recognized approximately $75.4 million of accounts receivable sold through its European securitization facilities within the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010, with a corresponding liability equivalent to the funded balance of the facility (Note 13).

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

2. DECONSOLIDATION OF JOINT VENTURE
     On January 1, 2010, the Company adopted the provisions of ASU 2009-17 and performed a qualitative analysis of all its joint ventures, including its GIMA joint venture, to determine whether it had a controlling financial interest in such ventures. As a result of this analysis, the Company determined that its GIMA joint venture should no longer be consolidated into the Company’s results of operations or financial position as the Company does not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance. GIMA is a joint venture between AGCO and Claas Tractor SAS to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership interest in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. The deconsolidation of GIMA resulted in a retroactive reduction to “Noncontrolling interests” within equity and an increase to “Investments in affiliates” of approximately $6.4 million in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2009. The deconsolidation also resulted in a retroactive reduction to the Company’s “Net sales” and “Income from Operations” within its Condensed Consolidated Statements of Operations and a reclassification of amounts previously reported as “Net income attributable to noncontrolling interests” to “Equity in net earnings of affiliates,” but otherwise had no net impact to the Company’s consolidated net income for the three and nine months ended September 30, 2009. In addition, the deconsolidation resulted in a reduction to the Company’s “Total assets” and “Total liabilities” within its Condensed Consolidated Balance Sheets as of December 31, 2009, but had no net impact to the Company’s “Total stockholders’ equity” other than the reduction previously mentioned. The Company retroactively restated prior periods and recorded the following adjustments (in millions):

	As
	Previously
	Reported	Adjustment	As adjusted
Condensed Consolidated Balance Sheet as of December 31, 2009

Total assets	$5,062.2	$(63.3)	$4,998.9
Total liabilities	$2,653.1	$(56.9)	$2,596.2

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2009

Net sales	$1,403.7	$(14.2)	$1,389.5
Income from operations	$34.0	$1.7	$35.7

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2009

Net sales	$4,777.9	$(88.7)	$4,689.2
Income from operations	$170.4	$0.5	$170.9

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During 2009 and 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in France, Finland, Germany and the United States, as well as at various administrative offices located in the United Kingdom, Spain and the United States. During 2009, the Company recorded approximately $12.8 million of severance and other related costs associated with such actions and paid approximately $5.0 million of such costs. During the nine months ended September 30, 2010, the Company recorded additional restructuring and other infrequent expenses of approximately $1.3 million associated with such actions, which were primarily related to severance, retention and other related costs incurred in Spain, Finland and France. The Company paid approximately $7.1 million of severance and other related costs during the nine months ended September 30, 2010 associated with such actions and terminated 650 of the 727 employees expected to be terminated. A majority of the remaining $2.0 million of severance and other related costs accrued as of September 30, 2010 are expected to be paid during 2010.
     In November 2009, the Company announced the closure of its assembly operations located in Randers, Denmark. The Company ceased operations in July 2010 and completed the transfer of the assembly operations to its harvesting equipment manufacturing joint venture, Laverda, located in Breganze, Italy, in August 2010. The Company recorded approximately $0.4 million of severance and other related costs in 2009 associated with the facility closure. During the nine months ended September 30, 2010, the Company recorded additional restructuring and other infrequent expenses of approximately $2.0 million associated with the closure, primarily related to employee retention payments, which are being accrued over the term of the retention period. The Company paid approximately $1.2 million of severance and other related costs during the nine months ended September 30, 2010 and terminated 54 of the 82 employees expected to be terminated. A majority of the remaining $1.2 million of severance, retention and other related costs accrued as of September 30, 2010 are expected to be paid during 2010.
4. STOCK COMPENSATION PLANS
     The Company recorded stock compensation expense as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of goods sold	$0.2	$0.1	$0.5	$0.6
Selling, general and administrative expenses	3.0	2.8	8.2	11.0

Total stock compensation expense	$3.2	$2.9	$8.7	$11.6

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
     Employee Plans
     The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2010 and 2009 was $33.61 and $21.55, respectively.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     During the nine months ended September 30, 2010, the Company granted 766,500 awards for the three-year performance period commencing in 2010 and ending in 2012, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2010 were as follows and are presented as if the Company were to achieve its maximum target levels of performance under the plan:

Shares awarded but not earned at January 1	1,742,868
Shares awarded	766,500
Shares forfeited or unearned	(108,082)
Shares earned	—

Shares awarded but not earned at September 30	2,401,286

     As of September 30, 2010, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $19.6 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     During the three and nine months ended September 30, 2010, the Company recorded stock compensation expense of approximately $0.6 million and $1.9 million, respectively, associated with stock settled stock appreciation rights (“SSAR”) awards. During the three and nine months ended September 30, 2009, the Company recorded stock compensation expense of approximately $0.6 million and $1.8 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the nine months ended September 30, 2010 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted and the weighted average assumptions under the Black-Scholes option model were as follows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Weighted average grant date fair value	$14.47	$7.46

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	2.4%	1.6%
Expected volatility	48.5%	45.3%
Expected dividend yield	—	—

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     SSAR transactions during the nine months ended September 30, 2010 were as follows:

SSARs outstanding at January 1	716,838
SSARs granted	188,500
SSARs exercised	(28,125)
SSARs canceled or forfeited	(12,375)

SSARs outstanding at September 30	864,838

SSAR price ranges per share:
Granted	$32.01-33.65
Exercised	21.45-37.38
Canceled or forfeited	21.45-66.20

Weighted average SSAR exercise prices per share:
Granted	$33.58
Exercised	25.96
Canceled or forfeited	35.71
Outstanding at September 30	31.81
     At September 30, 2010, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of September 30, 2010, the total compensation cost related to unvested SSARs not yet recognized was approximately $4.5 million and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average	Weighted	Exercisable	Weighted
		Remaining	Average	as of	Average
		Contractual Life	Exercise	September 30,	Exercise
Range of Exercise Prices	Number of Shares	(Years)	Price	2010	Price
$21.45 — $24.61	394,250	4.5	$22.14	189,000	$22.95
$26.00 — $37.38	367,938	4.9	$35.19	131,313	$36.97
$51.82 — $66.20	102,650	4.3	$56.83	52,450	$56.83

	864,838			372,763	$32.66

     The total fair value of SSARs vested during the nine months ended September 30, 2010 was $2.1 million. There were 492,075 SSARs that were not vested as of September 30, 2010. The total intrinsic value of outstanding and exercisable SSARs as of September 30, 2010 was $8.1 million and $3.3 million, respectively. The total intrinsic value of SSARs exercised during the nine months ended September 30, 2010 was approximately $0.3 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.
     Director Restricted Stock Grants
     The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2010 grant was made on April 22, 2010 and equated to 23,380 shares of common stock, of which 17,303 shares of common stock were issued, after shares were withheld for taxes. The Company

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

recorded stock compensation expense of approximately $0.9 million during the second quarter of 2010 associated with these grants.
     As of September 30, 2010, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.3 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.
     Stock Option Plan
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the nine months ended September 30, 2010 were as follows:

Options outstanding and exercisable at January 1	52,175
Options granted	—
Options exercised	(12,900)
Options canceled or forfeited	—

Options outstanding and exercisable at September 30	39,275

Options available for grant at September 30	1,935,437

Option price ranges per share:
Granted	$—
Exercised	10.06-20.85
Canceled or forfeited	—

Weighted average option exercise prices per share:
Granted	$—
Exercised	13.03
Canceled or forfeited	—
Outstanding at September 30	15.40
     At September 30, 2010, the outstanding and exercisable options had a weighted average remaining contractual life of approximately one year and an aggregate intrinsic value of approximately $0.9 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

Options Outstanding and Exercisable
as of September 30, 2010
		Weighted Average	Weighted
		Remaining	Average
		Contractual Life	Exercise
Range of Exercise Prices	Number of Shares	(Years)	Price
$11.63 — $20.85	39,275	1.2	$15.40

     The total intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $0.3 million. Cash received from stock option exercises was approximately $0.2 million for the nine months ended September 30, 2010. The Company realized an insignificant tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2010 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:

Balance as of December 31, 2009	$33.4	$103.3	$54.3	$191.0
Foreign currency translation	(0.1)	(0.6)	(2.6)	(3.3)

Balance as of September 30, 2010	$33.3	$102.7	$51.7	$187.7

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:

Balance as of December 31, 2009	$9.9	$63.1	$46.5	$119.5
Amortization expense	0.8	7.9	5.1	13.8
Foreign currency translation	—	(0.2)	(2.0)	(2.2)

Balance as of September 30, 2010	$10.7	$70.8	$49.6	$131.1

Trademarks
and
Tradenames
Unamortized intangible assets:

Balance as of December 31, 2009	$95.3
Foreign currency translation	(1.9)

Balance as of September 30, 2010	$93.4

     Changes in the carrying amount of goodwill during the nine months ended September 30, 2010 are summarized as follows (in millions):

	North	South	Europe/Africa/	Consolidated
	America	America	Middle East
Balance as of December 31, 2009	$3.1	$187.2	$443.7	$634.0
Adjustments related to income taxes	—	—	(6.4)	(6.4)
Foreign currency translation	—	5.3	(21.0)	(15.7)

Balance as of September 30, 2010	$3.1	$192.5	$416.3	$611.9

     Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
     The Company amortizes certain acquired intangible assets primarily on a straight-line basis over their estimated useful lives, which range from three to 30 years.
     During the nine months ended September 30, 2010, the Company reduced goodwill by approximately $6.4 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

6. INDEBTEDNESS
     Indebtedness consisted of the following at September 30, 2010 and December 31, 2009 (in millions):

	September 30,	December 31,
	2010	2009
6 7/8% Senior subordinated notes due 2014	$272.8	$286.5
1 3/4% Convertible senior subordinated notes due 2033	162.1	193.0
1 1/4% Convertible senior subordinated notes due 2036	173.3	167.5
Securitization facilities	75.4	—
Other long-term debt	—	0.1

	683.6	647.1
Less: Current portion of long-term debt	—	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(162.1)	(193.0)
Securitization facilities	(75.4)	—

Total indebtedness, less current portion	$446.1	$454.0

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
     The following table sets forth as of September 30, 2010 and December 31, 2009 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes (in millions):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	September 30,	December 31,
	2010	2009
1¾% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$18.8	$39.9

Principal amount of the liability component	$163.8	$201.3
Less: unamortized discount	(1.7)	(8.3)

Net carrying amount	$162.1	$193.0

1¼% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(28.0)	(33.8)

Net carrying amount	$173.3	$167.5

     The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
1¾% Convertible senior subordinated notes:
Interest expense	$2.6	$2.8	$8.5	$8.5

1¼% Convertible senior subordinated notes:
Interest expense	$2.6	$2.4	$7.7	$7.3

     The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for the three and nine months ended September 30, 2010 and 2009 was 6.1% for both series of notes. The unamortized discount for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will be amortized through December 2010 and December 2013, respectively, as these are the earliest dates the notes holders can require the Company to repurchase the notes.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of September 30, 2010, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2010, and, therefore, the Company classified the notes as a current liability. In accordance with ASU No. 2009-04, “Accounting for Redeemable Equity Instruments,” the Company also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity.” The amount classified as “temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Future classification of both series of notes between current and long-term debt and classification of the equity component of both notes as “temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     During the third quarter of 2010, the Company repurchased approximately $37.5 million of principal amount of its 1 3/4% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes and resulted in a loss on extinguishment of approximately $0.2 million reflected in “Interest expense, net.” The Company reflected both the repurchase of the principal and the excess conversion value of the notes totaling $58.1 million within “Repurchase of convertible senior subordinated notes” within the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010.
     At September 30, 2010, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $275.6 million, $293.2 million and $234.5 million, respectively, compared to their carrying values of $272.8 million, $162.1 million and $173.3 million, respectively. At December 31, 2009, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $272.2 million, $300.8 million and $211.3 million, respectively, compared to their carrying values of $286.5 million, $193.0 million and $167.5 million, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2010 and December 31, 2009, outstanding letters of credit issued under the revolving credit facility totaled $9.8 million and $9.3 million, respectively.
7. INVENTORIES
     Inventories at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30,	December 31,
	2010	2009
Finished goods	$595.5	$480.0
Repair and replacement parts	416.1	383.1
Work in process	122.5	86.3
Raw materials	298.2	207.3

Inventories, net	$1,432.3	$1,156.7

8. PRODUCT WARRANTY
     The warranty reserve activity for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$177.9	$190.4	$181.6	$183.4
Accruals for warranties issued during the period	37.6	25.7	106.7	92.4
Settlements made (in cash or in kind) during the period	(35.4)	(38.6)	(90.9)	(101.6)
Foreign currency translation	12.9	6.3	(4.4)	9.6

Balance at September 30	$193.0	$183.8	$193.0	$183.8

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale primarily based on historical warranty experience. Approximately $169.6 million and $161.8 million of warranty reserves were included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, respectively. Approximately $23.4 million and $19.8 million of warranty reserves were included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, respectively.
9. NET INCOME PER COMMON SHARE
     Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$62.3	$11.1	$135.3	$102.2

Weighted average number of common shares outstanding	92.9	92.3	92.7	92.2

Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.67	$0.12	$1.46	$1.11

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries for purposes of computing diluted net income per share	$62.3	$11.1	$135.3	$102.2

Weighted average number of common shares outstanding	92.9	92.3	92.7	92.2
Dilutive stock options, performance share awards and restricted stock awards	0.3	0.2	0.5	0.1
Weighted average assumed conversion of contingently convertible senior subordinated notes	2.6	2.3	2.8	1.2

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	95.8	94.8	96.0	93.5

Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.65	$0.12	$1.41	$1.09

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     There were SSARs to purchase approximately 0.5 million shares of the Company’s common stock for both the three and nine months ended September 30, 2010 and approximately 0.3 million shares of the Company’s common stock for both the three and nine months ended September 30, 2009 that were excluded from the calculation of diluted earnings per share because they had an antidilutive impact.
10. INCOME TAXES
     At September 30, 2010 and December 31, 2009, the Company had approximately $25.5 million and $21.8 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of September 30, 2010 and December 31, 2009, the Company had approximately $9.9 million and $3.5 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 30, 2010 and December 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.1 million and $1.9 million, respectively.
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
Cash Flow Hedges
     During 2010 and 2009, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. The amount of the loss recorded in other comprehensive income that was reclassified to cost of goods sold during the nine months ended September 30, 2010 and 2009 was approximately $4.3 million and $14.5 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2010 range in maturity through December 2010.
     The following table summarizes activity in accumulated other comprehensive income related to derivatives held by the Company during the nine months ended September 30, 2010 (in millions):

	Before-
	Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net losses as of December 31, 2009	$(1.4)	$(0.1)	$(1.3)
Net changes in fair value of derivatives	(1.2)	0.6	(1.8)
Net losses reclassified from accumulated other comprehensive income into income	4.4	0.1	4.3

Accumulated derivative net gains as of September 30, 2010	$1.8	$0.6	$1.2

     As of September 30, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $125.4 million that were entered into to hedge forecasted sale and purchase transactions.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     As of September 30, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,057.5 million that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in other expense, net. For the three and nine months ended September 30, 2010, the Company recorded a net loss of approximately $20.3 million and a net gain of approximately $23.8 million, respectively, under the caption of “Other expense, net” related to these contracts. For the three and nine months ended September 30, 2009, the Company recorded a net loss of approximately $40.3 million and a net gain of approximately $26.8 million, respectively, related to these forward contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.
     The table below sets forth the fair value of derivative instruments as of September 30, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
	As of September 30, 2010		As of September 30, 2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$3.4	Other current liabilities	$—

Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.7	Other current liabilities	30.4

Total derivative instruments		$10.1		$30.4

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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

12. CHANGES IN EQUITY AND COMPREHENSIVE INCOME
     The following table sets forth changes in equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interest for the nine months ended September 30, 2010 (in millions):

	AGCO Corporation and subsidiaries
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Loss	Interest	Equity

Balance, December 31, 2009	$0.9	$1,061.9	$1,517.8	$(187.4)	$1.2	$2,394.4
Stock compensation	—	8.5	—	—	—	8.5
Issuance of performance award stock	—	(11.4)	—	—	—	(11.4)
Issuance of common stock	—	0.2	—	—	—	0.2
Repurchase of 1 3/4% convertible senior subordinated notes	—	(21.1)	—	—	—	(21.1)
Reclassification from temporary equity — Equity component of convertible senior subordinated notes	—	6.6	—	—	—	6.6
Comprehensive income:
Net income (loss)	—	—	135.3	—	(0.3)	135.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	9.7	—	9.7
Defined benefit pension plans	—	—	—	4.9	—	4.9
Unrealized gain on derivatives	—	—	—	2.5	—	2.5
Unrealized gain on derivatives held by affiliates	—	—	—	0.2	—	0.2

Balance, September 30, 2010	$0.9	$1,044.7	$1,653.1	$(170.1)	$0.9	$2,529.5

     Total comprehensive income for the three months ended September 30, 2010 and 2009 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interest
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$62.3	$11.1	$(0.1)	$—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	160.8	88.7	0.1	0.1
Defined benefit pension plans	1.6	1.4	—	—
Unrealized gain on derivatives	8.7	4.6	—	—
Unrealized gain on derivatives held by affiliates	—	0.1	—	—

Total comprehensive income	$233.4	$105.9	$—	$0.1

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     Total comprehensive income for the nine months ended September 30, 2010 and 2009 was as follows (in millions):

	AGCO Corporation and
	subsidiaries		Noncontrolling Interest
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$135.3	$102.2	$(0.3)	$—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9.7	287.1	—	0.2
Defined benefit pension plans	4.9	4.0	—	—
Unrealized gain on derivatives	2.5	36.6	—	—
Unrealized gain on derivatives held by affiliates	0.2	0.9	—	—

Total comprehensive income	$152.6	$430.8	$(0.3)	$0.2

13. ACCOUNTS RECEIVABLE SALES AGREEMENTS AND SECURITIZATION FACILITIES
     At September 30, 2010, the Company had accounts receivable securitization facilities in Europe totaling approximately €110.0 million (or approximately $150.1 million). As of September 30, 2010, the Company’s accounts receivable securitization facilities had outstanding funding of approximately €55.3 million (or approximately $75.4 million). The Company amended its European securitization facilities to decrease the total size of the facilities by €30.0 million during the third quarter of 2010. The facilities expire in October 2011, and are subject to annual renewal. Wholesale accounts receivable are sold on a revolving basis to commercial paper conduits under the facilities through a wholly-owned QSPE in the United Kingdom. As previously discussed in Note 1, on January 1, 2010, the Company adopted the provisions of ASU 2009-16, and, in accordance with the standard, the Company recognized approximately $75.4 million of accounts receivable sold through its European securitization facilities within the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010, with a corresponding liability equivalent to the funded balance of the facility. The accrued interest owed to the commercial paper conduits associated with outstanding funding under the European facilities was approximately $0.1 million as of September 30, 2010. Losses on sales of receivables under the European securitization facilities were reflected within “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations.
     At September 30, 2010, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its 49% owned U.S. and Canadian retail finance joint ventures. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements in accordance with ASU 2009-16 and determined that these facilities should be accounted for as off-balance sheet transactions.
     As of September 30, 2010, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements was approximately $443.5 million. For the three and nine months ended September 30, 2010, the Company paid AGCO Finance LLC and AGCO Finance Canada, Ltd. both a servicing fee related to the servicing of the sold receivables and a subsidized interest payment. These fees were reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The subsidized interest payment was calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the facilities.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The Company’s AGCO Finance retail finance joint ventures in Europe, Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2010 and December 31, 2009, these retail finance joint ventures had approximately $178.9 million and $176.9 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements in accordance with ASU 2009-16 and determined that these arrangements should be accounted for as off-balance sheet transactions.
     In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables pursuant to the guidelines of ASU 2009-16 and determined that these arrangements should be accounted for as off-balance sheet transactions.
     Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” and “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $3.9 million and $11.5 million during the three and nine months ended September 30, 2010, respectively. Losses on sales of receivables primarily from the Company’s European securitization facilities and former U.S. and Canadian securitization facilities were approximately $1.5 million and $11.7 million during the three and nine months ended September 30, 2009, respectively. The losses during the three and nine months ended September 30, 2009 were determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value was based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the agreements.
14. EMPLOYEE BENEFIT PLANS
     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2010 and 2009 are set forth below (in millions):

	Three Months Ended
	September 30,
	2010	2009
Pension benefits

Service cost	$4.3	$2.5
Interest cost	10.3	8.8
Expected return on plan assets	(8.5)	(6.9)
Amortization of net actuarial loss and prior service cost	6.5	1.2

Net pension cost	$12.6	$5.6

Postretirement benefits

Interest cost	$0.4	0.4
Amortization of prior service cost	(0.1)	—
Amortization of unrecognized net loss	0.1	0.1

Net postretirement cost	$0.4	$0.5

     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2010 and 2009 are set forth below (in millions):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Pension benefits
Service cost	$13.0	$7.4
Interest cost	30.8	26.4
Expected return on plan assets	(25.6)	(20.7)
Amortization of net actuarial loss and prior service cost	11.0	3.8

Net pension cost	$29.2	$16.9

Postretirement benefits

Service cost	$0.1	$0.1
Interest cost	1.1	1.2
Amortization of prior service cost	(0.2)	(0.2)
Amortization of unrecognized net loss	0.2	0.3

Net postretirement cost	$1.2	$1.4

     During the nine months ended September 30, 2010, the Company made approximately $25.7 million of contributions to its defined benefit pension plans. The Company currently estimates its minimum contributions for 2010 to its defined benefit pension plans will aggregate approximately $34.4 million.
     During the nine months ended September 30, 2010, the Company made approximately $1.0 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.8 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2010.
     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law in the United States. The Company is currently evaluating the provisions of the Acts to determine their potential impact to the Company’s health care benefit costs. The impact of the Acts to the Company’s U.S.- based postretirement health care benefit plans and related obligations is not currently expected to be material. The Acts contain a provision that repeals the tax deductibility and benefit for the Medicare Part D subsidy available to companies that provide qualifying prescription drug coverage to retirees. This provision had no impact to the Company’s results of operations or financial position as the Company had previously provided a full valuation allowance against deferred tax assets associated with its U.S.-based postretirement benefit obligations.
15. SEGMENT REPORTING
     Effective January 1, 2010, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure over the past year, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Africa/Middle East; and Rest of World. The Rest of World reportable segment includes the regions of Eastern Europe, Asia, Australia and New Zealand, and the Europe/Africa/ Middle East segment no longer includes certain markets in Eastern Europe. Effective January 1, 2010, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for the three and nine months ended September 30, 2009 have been adjusted to reflect the change in reportable segments.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

     The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2010 and 2009 and assets as of September 30, 2010 and December 31, 2009 are as follows (in millions):

Three Months Ended	North	South	Europe/Africa/	Rest of
September 30,	America	America	Middle East	World	Consolidated
2010
Net sales	$373.4	$487.7	$708.7	$87.6	$1,657.4
Income from operations	11.9	54.1	33.3	3.0	102.3
Depreciation	6.3	4.9	20.5	1.2	32.9
Capital expenditures	6.9	3.2	25.5	1.9	37.5

2009
Net sales	$292.1	$331.6	$690.5	$75.3	$1,389.5
(Loss) income from operations	(2.8)	22.9	29.8	7.9	57.8
Depreciation	5.9	4.1	19.7	0.7	30.4
Capital expenditures	6.4	3.9	34.5	0.3	45.1

Nine Months Ended	North	South	Europe/Africa/	Rest of
September 30,	America	America	Middle East	World	Consolidated
2010
Net sales	$1,026.4	$1,313.2	$2,178.9	$210.1	$4,728.6
Income from operations	14.6	138.7	94.7	9.6	257.6
Depreciation	18.1	14.2	62.4	3.0	97.7
Capital expenditures	12.0	7.8	61.0	2.0	82.8

2009
Net sales	$1,131.2	$738.0	$2,610.9	$209.1	$4,689.2
Income from operations	27.0	29.3	185.9	15.7	257.9
Depreciation	17.8	10.9	52.9	2.0	83.6
Capital expenditures	21.7	20.3	99.6	1.3	142.9

Assets
As of September 30, 2010	$624.2	$666.6	$1,585.8	$196.4	$3,073.0
As of December 31, 2009	583.9	515.1	1,419.2	203.3	2,721.5
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment income from operations	$102.3	$57.8	$257.6	$257.9
Corporate expenses	(17.2)	(13.7)	(50.5)	(58.9)
Stock compensation expense	(3.0)	(2.8)	(8.2)	(11.0)
Restructuring and other infrequent expenses	(1.2)	(1.0)	(3.3)	(3.8)
Amortization of intangibles	(5.0)	(4.6)	(13.8)	(13.3)

Consolidated income from operations	$75.9	$35.7	$181.8	$170.9

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	As of	As of
	September 30,	December
	2010	31, 2009
Segment assets	$3,073.0	$2,721.5
Cash and cash equivalents	459.2	651.4
Receivables from affiliates	96.7	70.4
Investments in affiliates	378.4	353.9
Deferred tax assets	153.2	133.6
Other current and noncurrent assets	299.3	267.3
Intangible assets, net	150.0	166.8
Goodwill	611.9	634.0

Consolidated total assets	$5,221.7	$4,998.9

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
     At September 30, 2010, the Company guaranteed indebtedness owed to third parties of approximately $95.0 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2015. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.
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
Legal Claims and Other Matters
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $7.4 million and $11.6 million against its outstanding balance of Brazilian VAT taxes receivable as of September 30, 2010 and December 31, 2009, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.

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
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2010, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $53.4 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
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
RESULTS OF OPERATIONS
     For the three months ended September 30, 2010, we generated net income of $62.3 million, or $0.65 per share, compared to net income of $11.1 million, or $0.12 per share, for the same period in 2009. For the first nine months of 2010, we generated net income of $135.3 million, or $1.41 per share, compared to net income of $102.2 million, or $1.09 per share, for the same period in 2009.
     Net sales during the third quarter of 2010 were $1,657.4 million, which were approximately 19.3% higher than the third quarter of 2009. The increase was primarily due to sales increases in all our geographical segments. Net sales during the first nine months of 2010 were $4,728.6 million, which were approximately 0.8% higher than the first nine months of 2009. The slight increase was primarily due to a net sales increase in our South American geographical segment, largely offset by a net sales decrease in our North American and Europe/Africa/Middle East geographical segments.
     Income from operations during the third quarter of 2010 was $75.9 million compared to $35.7 million in the third quarter of 2009. Income from operations was $181.8 million for the first nine months of 2010 compared to $170.9 million for the same period in 2009. The increase in income from operations during the third quarter and first nine months of 2010 was primarily due to improved gross margins resulting from effective material cost management and increased production volumes, partially offset by increased engineering expenditures.
     Income from operations increased in our Europe/Africa/Middle East region in the third quarter of 2010 compared to the same period in 2009 primarily due to higher net sales and production volumes, partially offset by increased engineering expenses. Income from operations decreased in our Europe/Africa/Middle East region in the first nine months of 2010 compared to the same period in 2009 primarily due to a reduction in net sales and increased engineering expenses. In the South America region, income from operations increased in the third quarter and first nine months of 2010 compared to the same periods in 2009, primarily due to significant sales growth, improved factory productivity as a result of higher production levels, and a shift in product sales mix to higher margin products. Income from operations in North America was higher in the third quarter of 2010 compared to the same period in 2009 primarily due to an increase in net sales and production volumes. Income from operations in North America was lower in the first nine months of 2010 compared to the same period in 2009 primarily due to a decrease in net sales as well as increased expenditures on engineering initiatives. Income from operations in the Rest of World region decreased in the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily due to a weaker sales mix and increased expenses related to growth initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Retail Sales
     In North America, industry unit retail sales of tractors for the first nine months of 2010 increased by approximately 2% compared to the first nine months of 2009 resulting from increases in industry unit retail sales of compact and high horsepower tractors, largely offset by declines in industry unit retail sales of utility tractors. Industry unit retail sales of combines for the first nine months of 2010 also increased by approximately 4% compared to the prior year period. Strong and improving economics for the professional producer sector contributed to the strength in retail sales of high horsepower tractors and combines. Continued weakness in the dairy and livestock sectors contributed to lower industry unit retail sales of mid-range utility tractors and hay equipment. Our North American unit retail sales of tractors and combines were lower in the first nine months of 2010 compared to the first nine months of 2009.
     In Western Europe, industry unit retail sales of tractors for the first nine months of 2010 decreased approximately 15% compared to the first nine months of 2009. Retail demand was weakest in France, Italy and the United Kingdom. The slow pace of macro-economic recovery, weak farmer sentiment and soft demand in the dairy and livestock sectors contributed to the decline. Our Western European unit retail sales of tractors for the first nine months of 2010 were also lower when compared to the first nine months of 2009.
     South American industry unit retail sales of tractors in the first nine months of 2010 increased approximately 46% over the prior year period. Industry unit retail sales of combines for the first nine months of 2010 were approximately 36% higher than the prior year period. Industry unit retail sales of tractors in the major market of Brazil increased approximately 42% during the first nine months of 2010 compared to the same period in 2009. Strong farm fundamentals and favorable government-sponsored financing programs in Brazil contributed to the strong industry demand which began to accelerate in the second half of 2009. Improved weather and increased crop production in Argentina contributed to a 57% increase in industry unit retail sales of both tractors and combines during the first nine months of 2010 compared to the same period last year. Our South American unit retail sales of tractors and combines were also higher in the first nine months of 2010 compared to the same period in 2009.
     Net sales in our Rest of World segment decreased during the first nine months of 2010 compared to the prior year period, excluding the impact of currency translation. Weak market conditions in Australia and New Zealand and the tightened credit environment in the markets of Eastern Europe and Russia contributed to the decline.
STATEMENTS OF OPERATIONS
     Net sales for the third quarter of 2010 were $1,657.4 million compared to $1,389.5 million for the same period in 2009. Net sales for the first nine months of 2010 were $4,728.6 million compared to $4,689.2 million for the prior year period. Foreign currency translation negatively impacted net sales by approximately $37.2 million, or 2.7%, in the third quarter of 2010 and positively impacted net sales by $100.9 million, or 2.2%, in the first nine months of 2010. The following table sets forth, for the three and nine months ended September 30, 2010 and 2009, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Three Months Ended				Change due to currency
	September 30,		Change		translation
	2010	2009	$	%	$	%
North America	$373.4	$292.1	$81.3	27.8%	$3.9	1.4%
South America	487.7	331.6	156.1	47.1%	26.4	8.0%
Europe/Africa/Middle East	708.7	690.5	18.2	2.6%	(65.5)	(9.5)%
Rest of World	87.6	75.3	12.3	16.2%	(2.0)	(2.7)%

	$1,657.4	$1,389.5	$267.9	19.3%	$(37.2)	(2.7)%

	Nine Months Ended				Change due to currency
	September 30,		Change		translation
	2010	2009	$	%	$	%
North America	$1,026.4	$1,131.2	$(104.8)	(9.3)%	$23.9	2.1%
South America	1,313.2	738.0	575.2	78.0%	155.9	21.1%
Europe/Africa/Middle East	2,178.9	2,610.9	(432.0)	(16.6)%	(87.3)	(3.3)%
Rest of World	210.1	209.1	1.0	0.5%	8.4	4.1%

	$4,728.6	$4,689.2	$39.4	0.8%	$100.9	2.2%

     The following is a reconciliation of net sales for the three months ended September 30, 2010 at actual exchange rates compared to 2009 adjusted exchange rates (in millions, except percentages):

	Three months ended September 30,
	2010 at	2010 at
	Actual	Adjusted	Change due to
	Exchange	Exchange	currency
	Rates	Rates (1)	translation
North America	$373.4	$369.5	1.4%
South America	487.7	461.3	8.0%
Europe/Africa/Middle East	708.7	774.2	(9.5)%
Rest of World	87.6	89.6	(2.7)%

	$1,657.4	$1,694.6	(2.7)%

(1)	Adjusted exchange rates are 2009 exchange rates.
     The following is a reconciliation of net sales for the nine months ended September 30, 2010 at actual exchange rates compared to 2009 adjusted exchange rates (in millions, except percentages):

	Nine months ended September 30,
	2010 at	2010 at
	Actual	Adjusted	Change due to
	Exchange	Exchange	currency
	Rates	Rates (1)	translation
North America	$1,026.4	$1,002.5	2.1%
South America	1,313.2	1,157.3	21.1%
Europe/Africa/Middle East	2,178.9	2,266.2	(3.3)%
Rest of World	210.1	201.7	4.1%

	$4,728.6	$4,627.7	2.2%

(1)	Adjusted exchange rates are 2009 exchange rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Regionally, net sales in North America increased during the third quarter of 2010 compared to the third quarter of 2009 primarily due to increased sales of tractors, combines and sprayers resulting from improved economics for row crop farmers and the completion of our dealer de-stocking efforts. Net sales in North America decreased during the first nine months of 2010 compared to the same period in 2009 primarily due to decreased sales of hay and forage equipment and mid-range tractors resulting from weak market conditions in the dairy and livestock sectors, as well as a result of dealer de-stocking efforts during the first half of 2010. In the Europe/Africa/Middle East region, net sales, excluding the impact of currency translation, increased in the third quarter of 2010 compared to the same period in 2009, primarily due to sales improvements in Austria, Poland, Scandinavia, the United Kingdom and Germany, partially offset by net sales declines in France and Spain. Net sales, excluding the impact of currency translation, in the Europe/Africa/Middle East region decreased significantly during the first nine months of 2010 compared to the same period in 2009, with the most significant sales declines in France and Germany, resulting from weak market conditions. Net sales in South America increased during the third quarter and first nine months of 2010 compared to the same periods in 2009 as a result of strong market conditions in the region, particularly in Brazil and Argentina. In the Rest of World segment, net sales, excluding the impact of currency translation, increased in the third quarter of 2010 as compared to the third quarter of 2009 and decreased in the first nine months of 2010 compared to the same period in 2009. Weak market conditions in Australia and New Zealand contributed to the decline in net sales for the first nine months of 2010 as compared to the same period in 2009, partially offset by growth in China and other Asian markets. We estimate that worldwide average price increases during the third quarter and first nine months of 2010 were approximately 1.3% and 1.4%, respectively.
     Consolidated net sales of tractors and combines, which comprised approximately 73% and 72% of our net sales in the third quarter and first nine months of 2010, respectively, increased approximately 23% and 2% in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. Unit sales of tractors and combines increased approximately 31% and 8% during the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. The difference between the unit sales increase during the third quarter and first nine months of 2010, as compared to the increase in net sales for the third quarter and first nine months of 2010, was primarily a result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended
	September 30,
	2010		2009
		% of		% of
	$	Net sales(1)	$	Net sales
Gross profit	$303.8	18.3%	$243.1	17.5%
Selling, general and administrative expenses	170.3	10.3%	155.5	11.2%
Engineering expenses	51.4	3.1%	46.3	3.3%
Restructuring and other infrequent expenses	1.2	0.1%	1.0	0.1%
Amortization of intangibles	5.0	0.3%	4.6	0.3%

Income from operations	$75.9	4.6%	$35.7	2.6%

(1)	Rounding may impact the summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Nine Months Ended
	September 30,
	2010		2009
		% of		% of
	$	Net sales	$	Net sales
Gross profit	$849.5	18.0%	$805.7	17.2%
Selling, general and administrative expenses	492.1	10.4%	471.3	10.1%
Engineering expenses	158.5	3.4%	146.4	3.1%
Restructuring and other infrequent expenses	3.3	0.1%	3.8	0.1%
Amortization of intangibles	13.8	0.3%	13.3	0.3%

Income from operations	$181.8	3.8%	$170.9	3.6%

     Gross profit as a percentage of net sales increased during the third quarter and first nine months of 2010 compared to the same periods in 2009. Higher production volumes and material cost control initiatives helped to produce higher gross margins. Unit production of tractors and combines during the third quarter and first nine months of 2010 were approximately 35% and 11% higher, respectively, than the comparable prior year periods. We recorded approximately $0.2 million and $0.5 million of stock compensation expense, within cost of goods sold, during the third quarter and first nine months of 2010, respectively, compared to $0.1 million and $0.6 million, respectively, of stock compensation expense for the comparable periods in 2009, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the third quarter of 2010 compared to the same period in 2009 primarily due to higher net sales. Engineering expenses increased during the third quarter and first nine months of 2010 compared to the prior year periods primarily due to higher spending to fund new products and improvements to existing products to meet new emission standards. We recorded approximately $3.0 million and $8.2 million of stock compensation expense, within SG&A, during the third quarter and first nine months of 2010, respectively, compared to $2.8 million and $11.0 million, respectively, of stock compensation expense for the comparable periods in 2009, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     We recorded restructuring and other infrequent expenses of approximately $3.3 million during the first nine months of 2010 primarily related to severance, retention and other related costs associated with the rationalization of our operations in Denmark, Spain, Finland and France. We recorded restructuring and other infrequent expenses of approximately $3.8 million during the first nine months of 2009 primarily related to severance and other related costs associated with the rationalization of our operations in the United States, the United Kingdom and Finland.
     Interest expense, net was $5.8 million and $23.7 million for the third quarter and first nine months of 2010, respectively, compared to $10.1 million and $33.1 million, respectively, for the comparable periods in 2009. The decrease was primarily a result of higher interest income due to higher amounts of invested cash, as well as lower interest rates on borrowings and a reduction in debt levels.
     Other expense, net was $4.9 million and $9.7 million during the third quarter and first nine months of 2010, respectively, compared to $5.6 million and $20.4 million, respectively, for the same periods in 2009. Losses on sales of receivables primarily under our accounts receivable sales agreements and securitization facilities were $3.3 million and $9.6 million in the third quarter and first nine months of 2010, respectively, as compared to $1.5 million and $11.7 million in the third quarter and first nine months of 2009, respectively. Other expense, net also decreased in the third quarter and first nine months of 2010 primarily due to favorable foreign exchange impacts in the third quarter and first nine months of 2010 as compared to the same periods in 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     We recorded an income tax provision of $14.1 million and $49.8 million for the third quarter and first nine months of 2010, respectively, compared to $14.8 million and $43.2 million, respectively, for the comparable periods in 2009. Our effective tax rate was 21.6% and 33.6% for the third quarter and first nine months of 2010, respectively, compared to 74.0% and 36.8% for the third quarter and first nine months of 2009, respectively. Our effective tax rate during the third quarter of 2010 was impacted by the reduction in a valuation allowance related to deferred tax assets in Brazil expected to be realized in the future. The change in our effective tax rate between the third quarter and first nine months of 2010 as compared to the same periods in 2009 was also due to a change in the mix of income by jurisdiction as well as losses in jurisdictions where no income tax benefit is being recorded.
     Equity in net earnings of affiliates was $11.1 million for the third quarter of 2010 compared to $5.9 million for the comparable period in 2009. For the first nine months of 2010, equity in net earnings from affiliates was approximately $36.4 million compared to $28.0 million for the same period in 2009. The increase was primarily due to increased earnings in our retail finance joint ventures.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $3.7 million as of December 31, 2009 and will gradually be eliminated over time. As of September 30, 2010, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $285.7 million compared to $258.7 million as of December 31, 2009. The total finance portfolio in our retail finance joint ventures was approximately $6.8 billion and $6.3 billion as of September 30, 2010 and December 31, 2009, respectively. The total finance portfolio as of September 30, 2010 included approximately $6.0 billion of retail receivables and $0.8 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2009 included approximately $5.6 billion of retail receivables and $0.7 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold to our AGCO Finance retail finance joint ventures without recourse from our operating companies or the retail finance joint ventures provided the financing directly to the dealers. For the nine months ended September 30, 2010, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $31.1 million compared to $25.2 million for the same period in 2009.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was $2.0 billion as of September 30, 2010 compared to $1.7 billion as of December 31, 2009. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio was included in a payment deferral program directed by the Brazilian government. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.
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
     We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:
•	Our $300.0 million revolving credit facility, which expires in May 2013 (no amounts were outstanding as of September 30, 2010).

•	Our €200.0 million (or approximately $272.8 million as of September 30, 2010) 6 7/8% senior subordinated notes, which mature in 2014.

•	Our $163.8 million 1 3/4% convertible senior subordinated notes, which may be required to be repurchased on December 31, 2010 or could be converted earlier based on the closing sales price of our common stock (see further discussion below). Our $201.3 million 1 1/4% convertible senior subordinated notes, which may be required to be repurchased on December 15, 2013 or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €110.0 million (or approximately $150.1 million as of September 30, 2010) securitization facilities in Europe, which expire in October 2011. As of September 30, 2010, outstanding funding related to these facilities was approximately €55.3 million (or approximately $75.4 million).

•	Our accounts receivable sales agreements in the United States and Canada with AGCO Finance LLC and AGCO Finance Canada, Ltd., with total accounts receivable sales and funding of up to $600.0 million for U.S. wholesale accounts receivable and up to C$250.0 million (or approximately $243.4 million as September 30, 2010) for Canadian wholesale accounts receivable. As of September 30, 2010, approximately $443.5 million of proceeds had been received under these agreements.
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
Current Facilities
     Our $163.8 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in

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
     During the third quarter of 2010, we repurchased approximately $37.5 million of principal amount of our 1 3/4% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes and resulted in a loss on extinguishment of approximately $0.2 million reflected in “Interest expense, net.” Holders of the remaining notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 31, 2010, 2013, 2018, 2023 and 2028. Refer to our Form 10-K for the year ended December 31, 2009 for a full description of these notes.
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Refer to our Form 10-K for the year ended December 31, 2009 for a full description of these notes.
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
     As of September 30, 2010, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2010, and, therefore, we classified the notes as a current liability. Future classification of the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 6 and 9 of our Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

     Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of September 30, 2010, we had no outstanding borrowings under the facility. As of September 30, 2010, we had availability to borrow approximately $290.2 million under the facility.
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
     Under our European securitization facilities, we sell accounts receivable in Europe on a revolving basis to commercial paper conduits through a qualifying special-purpose entity in the United Kingdom. The European facilities expire in October 2011, but are subject to annual renewal. As September 30, 2010, we had accounts receivable securitization facilities in Europe totaling approximately €110.0 million (or approximately $150.1 million). As of September 30, 2010, the outstanding funded balance of our European securitization facilities was approximately €55.3 million (or approximately $75.4 million as of September 30, 2010). We adopted the provisions of Accounting Standards Update (“ASU”) 2009—16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009—16”), and ASU 2009—17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), on January 1, 2010. As a result of this adoption, our European securitization facilities were required to be recognized within our Condensed Consolidated Balance Sheets. Therefore, we recognized approximately $75.4 million of accounts receivable sold through our European securitization facilities as of September 30, 2010 with a corresponding liability equivalent to the funded balance of the facilities. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 10% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the commercial paper conduits. We amended our European securitization facilities to decrease the total size of the facilities by €30.0 million during the third quarter of 2010.
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
     Our accounts receivable sales agreements permit the sale, on an ongoing basis, of substantially all of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

our wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our U.S. and Canadian retail finance joint ventures. We have a 49% ownership in these joint ventures. The accounts receivable sales agreements provide for funding up to $600.0 million of U.S. accounts receivable and up to C$250.0 million (or approximately $243.4 million as of September 30, 2010) of Canadian accounts receivable. The sale of the receivables is without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2010, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements with AGCO Finance LLC and AGCO Finance Canada, Ltd. was approximately $443.5 million.
     Our AGCO Finance retail finance joint ventures in Europe, Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2010 and December 31, 2009, these retail finance joint ventures had approximately $178.9 million and $176.9 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.
Cash Flows
     Cash flows provided by operating activities were $4.1 million for the first nine months of 2010 compared to cash used in operating activities of $158.6 million for the first nine months of 2009. Cash flows used in operating activities in the first nine months of 2009 included a significant reduction in accounts payable due to a reduction in raw material purchases as a result of production cuts.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,229.0 million in working capital at September 30, 2010, as compared with $1,079.6 million at December 31, 2009 and $1,082.8 million at September 30, 2009. Accounts receivable and inventories, combined, at September 30, 2010 were $413.8 million and $98.9 million higher than at December 31, 2009 and September 30, 2009, respectively. The increase in accounts receivable and inventories at September 30, 2010 compared to December 31, 2009 and September 30, 2009 was as a result of our adoption of ASU 2009-16 and ASU 2009-17 discussed above, which increased our accounts receivable balance by approximately $75.4 million, and also as a result of seasonal dealer and company inventory requirements.
     Capital expenditures for the first nine months of 2010 were $82.8 million compared to $142.9 million for the first nine months of 2009. We anticipate that capital expenditures for the full year of 2010 will range from approximately $175.0 million to $200.0 million and primarily will be used to support our manufacturing operations, focused on improving productivity, as well as to support the development and enhancement of new and existing products, primarily as it relates to our efforts to meet new emission requirements.
     Our debt to capitalization ratio, which is total indebtedness and temporary equity divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 21.3% at September 30, 2010 compared to 21.5% at December 31, 2009.

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
     At September 30, 2010, we guaranteed indebtedness owed to third parties of approximately $95.0 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2015. We believe the credit risk associated with these guarantees is not material to our financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, we generally would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.
Other
     As of September 30, 2010, we had outstanding designated and non-designated foreign exchange contracts with a notional amount of approximately $1,182.9 million. The outstanding contracts as of September 30, 2010 range in maturity through March 2011. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.
     As discussed in “Liquidity and Capital Resources,” we sell substantially all of our wholesale accounts receivable in North America to our U.S. and Canadian retail finance joint ventures, and we sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have reviewed the sale of such receivables pursuant to the guidelines of ASU 2009-16 and have determined that these facilities should be accounted for as off-balance sheet transactions.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $7.4 million and $11.6 million against our outstanding balance of Brazilian VAT taxes receivable as of September 30, 2010 and December 31, 2009, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

OUTLOOK
     Dry weather conditions have impacted crop production across Europe and resulted in increased global commodity prices during the third quarter of 2010. Overall farm economics remain strong in Brazil which, along with generous financing programs, are supporting projected record farm equipment demand for 2010. Western European farm equipment demand is expected to remain relatively weak for the remainder of 2010 due to poor crop conditions and a weak dairy sector. Demand in the Russian and Eastern European markets remains at very low levels due to ongoing credit constraints and drought-impacted crop production. In North America, the expectation of higher levels of farm income is maintaining demand for large tractors and combines.
     For the full year of 2010, we expect an increase in earnings compared to the full year of 2009. Gross margin improvements are expected to be partially offset by higher engineering expenses for new product development and Tier 4 emission requirements.
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
FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand, market conditions, general economic outlook, farmer profitability and reinvestment, availability of financing, margins, crop prices, engineering expenses, earnings, net sales, guarantees of indebtedness, compliance with loan covenants, conversion of our notes, equipment resales, future capital expenditures and indebtedness requirements and working capital needs are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.
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
     All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2010 and 2009, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the loss recorded in other comprehensive income that was reclassified to cost of goods sold during the nine months ended September 30, 2010 and 2009 was approximately $4.3 million and $14.5 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2010 range in maturity through December 2010.
     Assuming a 10% change relative to the currency of the hedge contract (designated and non-designated), the fair value of the foreign currency instruments would be negatively impacted by approximately $55.3 million as of September 30, 2010. Using the same sensitivity analysis as of September 30, 2009, the fair value loss of such instruments would have increased by approximately $88.0 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the nine months ended September 30, 2010 would have increased by approximately $0.1 million.
     We had no interest rate swap contracts outstanding during the nine months ended September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that XBRL (Extensible Business Reporting Language) information is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION

Registrant
Date: November 5, 2010	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)