Form 10-K
period 2010-12-31
AGCO CORP /DE
filed 2011-02-25
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2010

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

AGCO Corporation has submitted electronically and posted on its corporate website every Interactive Data File for the periods required to be submitted and posted pursuant to Rule 405 of regulation S-T.

The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2010 was approximately $1.9 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 12, 2011, 94,412,523 shares of AGCO Corporation’s Common Stock were outstanding.

AGCO Corporation is a large accelerated filer and is not a shell company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of AGCO Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 2,650 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our retail finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

Tractors

Our compact tractors (under 40 horsepower) are typically used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40 to 100 horsepower), including two-wheel and all-wheel drive versions. Our utility tractors are typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards. In addition, we offer a full range of tractors in the high horsepower segment (primarily 100 to 585 horsepower). High horsepower tractors typically are used on larger farms and on cattle ranches for hay production. Tractors accounted for approximately 68% of our net sales in 2010, 67% in 2009 and 68% in 2008.

Combines

Our combines are sold with a variety of threshing technologies. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, that are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 6% of our net sales in 2010, 2009 and 2008.

Our 50% investment in Laverda S.p.A. (“Laverda”), an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory manufactures mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East. In October 2010, we entered into a purchase agreement with ARGO to acquire the remaining 50% of Laverda. Upon closing, which is subject to relevant local competition authority approval, we will own 100% of Laverda, which includes the hay and grass equipment business of Fella-Werke GmbH. The Company expects the purchase to close in the first quarter of 2011.

Application Equipment

We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as “pre-emergence,” and after crops emerge from the ground, known as “post-emergence.” We also manufacture related equipment, including vehicles used for waste application that are specifically designed for subsurface liquid injection and surface spreading of biosolids, such as sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. Application equipment accounted for approximately 4% of our net sales in 2010, 2009 and 2008.

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

We provide a variety of precision farming technologies that are developed, manufactured, distributed and supported on a worldwide basis. A majority of these technologies are developed by third parties and are installed in our products. These technologies provide farmers with the capability to enhance productivity and profitability on the farm. Through the use of global positioning systems, or GPS, our automated steering and guidance products use satellites to help our customers eliminate skips and overlaps to optimize land use. This technology allows for more precise farming practices, from cultivation to planting to nutrient and pesticide applications. AGCO also offers other advanced technology precision farming products that gather information such as yield data, allowing our customers to produce yield maps for the purpose of maximizing planting and fertilizer applications. Many of our tractors, combines, planters and sprayers are equipped with these precision farming technologies at the customer’s option. Our suite of farm management software converts a variety of data generated by our machinery into valuable information that can be used to enhance efficiency, productivity and profitability and promote greater environmental stewardship. While these products do not generate significant revenues, we believe that these products and related services are desired and highly valued by professional farmers around the world and are integral to the growth of our machinery sales.

Our AGCO Sisu Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in Valtra tractors and certain other branded tractors, combines and sprayers, as well as for sale to third parties. The engine division specializes in the manufacturing of off-road engines in the 50 to 500 horsepower range.

Hay tools and forage equipment, implements, engines and other products accounted for approximately 7% of our net sales in 2010 and 9% in both 2009 and 2008.

Replacement Parts

In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for all of the products we sell. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profit margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 15% of our net sales in 2010, 14% in 2009 and 13% in 2008.

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

Europe

We market and distribute farm machinery, equipment and replacement parts to farmers in European markets through a network of approximately 1,100 independent dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to the end user. In some cases, dealers carry competing or complementary products from other manufacturers. Sales in Europe accounted for approximately 47% of our net sales in 2010, 54% in 2009 and 55% in 2008.

North America

We market and distribute farm machinery, equipment and replacement parts to farmers in North America through a network of approximately 950 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. Sales in North America accounted for approximately 22% of our net sales in 2010, 2009 and 2008.

South America

We market and distribute farm machinery, equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 325 independent dealers. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately 25% of our net sales in 2010 and 18% in both 2009 and 2008.

Rest of the World

Outside Europe, North America and South America, we operate primarily through a network of approximately 275 independent dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. Sales outside Europe, North America and South America accounted for approximately 6% of our net sales in both 2010 and 2009 and 5% in 2008.

Associates and licensees provide a distribution channel in some markets for our products and/or a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson or Valtra equipment in its home country but may not sell these products in other countries. We generally license to these associates and licensees certain technology, as well as the right to use the Massey Ferguson or Valtra trade names. We also sell products to associates and licensees in the form of components used in local manufacturing operations, tractor kits supplied in completely knocked down form for local assembly and distribution, and fully assembled tractors for local distribution only. In certain countries, our arrangements with associates and licensees have evolved to where we principally provide technology, technical assistance and quality control. In these situations, licensee manufacturers sell certain tractor models under the Massey Ferguson or Valtra brand names in the licensed territory and also may become a source of low-cost production for us.

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

In December 2010, we acquired Sparex Holding Ltd, (“Sparex”), a global distributor of accessories and tractor and replacement parts serving the agricultural aftermarket, with operations in 17 countries. Sparex is headquartered in Exeter, United Kingdom.

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

For sales in most markets outside of the United States and Canada, we normally do not charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after periods of up to 23 months that vary depending on the time of year of the sale and, the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2010, 16.1% and 5.1% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.4% of our net sales during 2010. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are generally due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. We have an agreement to permit transferring, on an ongoing basis, substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to our U.S. and Canadian retail finance joint ventures, AGCO Finance LLC and AGCO Finance Canada, Ltd. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S. and Canadian retail finance joint ventures at the joint ventures’ discretion. In addition, AGCO Finance entities provide wholesale financing to dealers in certain markets in Europe and Brazil.

Retail Financing

Through our AGCO Finance retail financing joint ventures located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria, end users of our products are provided with a competitive and dedicated financing source. These retail finance companies are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Rabobank. The AGCO Finance joint ventures can tailor retail finance programs to prevailing market conditions, and such programs can enhance our sales efforts. Refer to “Retail Finance Joint Ventures” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

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

Europe

Our tractor manufacturing operations in Europe are located in Suolahti, Finland; Beauvais, France; and Marktoberdorf, Germany. The Suolahti facility produces 75 to 220 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 80 to 370 horsepower tractors primarily marketed under the Massey Ferguson, Challenger and Valtra brand names. The Marktoberdorf facility produces 70 to 390 horsepower tractors marketed under the Fendt brand name. We also assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. Our 50% investment in Laverda, an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory manufactures mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brand names. We also have a joint venture with Claas Tractor SAS for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais.

North America

Our manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota; and Queretaro, Mexico, and produce products for a majority of our brand names in North America as well as for export outside of North America. The Beloit facility produces tillage and seeding equipment. The Hesston facility produces hay and forage equipment, rotary combines and planters. The Jackson facility produces 270 to 585 horsepower track tractors and four-wheeled drive articulated tractors, as well as self-propelled sprayers. In Queretaro, we assemble tractors for distribution in the Mexican market. In addition, we also have three tractor light assembly operations throughout the United States for the final assembly of imported tractors sold in the North American market.

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

In addition to the purchase of machinery, third-party suppliers supply us with significant components used in our manufacturing operations, such as engines and transmissions. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers generally has been favorable.

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

Engineering and Research

We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $219.6 million, or 3.2% of net sales, in 2010, $191.9 million, or 2.9% of net sales, in 2009 and $194.5 million, or 2.4% of net sales, in 2008.

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

The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. Our AGCO Sisu Power engines division, which specializes in the manufacturing of off-road engines in the 40 to 500 horsepower range, currently complies with Com II, Com IIIa, Com IIIb, Tier II, Tier III and Tier 4i emissions requirements set by European and United States regulatory authorities. We also are currently required to comply with other country regulations outside of the United States and Europe. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets (such as the United States) we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time consuming to obtain or may not be obtainable at all. For example, our AGCO Sisu Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Sisu Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions. Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

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

Employees

As of December 31, 2010, we employed approximately 14,300 employees, including approximately 3,300 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information

Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in our website’s “Investors” section located under “Company”:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statements for the annual meetings of stockholders; and

•	Forms 3, 4 and 5

The foregoing reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).

We also provide corporate governance and other information on our website. This information includes:

•	charters for the committees of our board of directors, which are available under the heading “Committee Charters” in the “Corporate Governance” section of our website’s “About AGCO” section located under “Company”; and

•	our Code of Conduct, which is available under the heading “Code of Conduct” in the “Corporate Governance” section of our website’s “About AGCO” section located under “Company.”

In addition, in the event of any waivers of our Code of Conduct, those waivers will be available under the heading “Office of Ethics and Compliance” in the “Corporate Governance” section of our website’s “About AGCO” section located under “Company.”

Financial Information on Geographical Areas

For financial information on geographic areas, see Note 14 to the financial statements contained in this Form 10-K under the caption “Segment Reporting,” which information is incorporated herein by reference.

Item 1A.	Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, currency translation impacts, pricing impacts, the impact of recent acquisitions and marketing initiatives, market demand, farm incomes and economics, crop prices, weather conditions, government financing programs, general economic conditions, availability of financing, net sales and income, working capital and debt service requirements, gross margin improvements, restructuring benefits and expenses, engineering and development expenses, compliance with financial covenants, support of lenders, release of solvency guarantee, funding of our postretirement plans and pensions, uncertain income tax provisions, impacts of unrecognized actuarial losses related to our pension and postretirement benefit plans, conversion features of our notes, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

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

Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Sales of agricultural equipment generally are related to the health of the agricultural industry, which is affected by farm income, farm input costs, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand including crops used as renewable energy sources, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing, as well as the economic downturn that recently adversely impacted our sales in certain regions. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors could vary by market and are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. Moreover, volatility in demand makes it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

The agricultural equipment industry is highly seasonal, and seasonal fluctuations significantly impact results of operations and cash flows.

The agricultural equipment business is highly seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in the Spring and Fall in conjunction with the major planting and harvesting seasons. In addition, the fourth quarter typically is a significant period for retail sales because of our customers’ year end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives. Our net sales and income from operations historically have been the lowest in the first quarter and have increased in subsequent quarters as dealers anticipate increased retail sales in subsequent quarters.

Most of our sales depend on the retail customers’ obtaining financing, and any disruption in their ability to obtain financing, whether due to the current economic downturn or otherwise, will result in the sale of fewer products by us. In addition, the collectability of receivables that are created from our sales, as well as from such retail financing, is critical to our business.

Most retail sales of the products that we manufacture are financed, either by our joint ventures with Rabobank or by a bank or other private lender. During 2010, our joint ventures with Rabobank, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, financed approximately 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain), or us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. As a result of the recent economic downturn, financing for capital equipment purchases generally became more difficult in certain regions and, in some cases, was expensive to obtain. To the extent that financing is not available or available only at unattractive prices, our sales would be negatively impacted.

In some cases, the financing provided by our joint venture with Rabobank or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example, Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available, whether through our joint ventures or otherwise, our sales would be negatively impacted.

In addition, both AGCO and our retail finance joint ventures have substantial accounts receivable from dealers and retail customers, and we would be adversely impacted if the collectability of these receivables was not consistent with historical experience; this collectability is dependent on the financial strength of the farm industry, which in turn is dependent upon the general economy and commodity prices, as well as several of the other factors discussed in this “Risk Factors” section.

Our success depends on the introduction of new products, which requires substantial expenditures.

Our long-term results depend upon our ability to introduce and market new products successfully. The success of our new products will depend on a number of factors, including:

•	innovation;

•	customer acceptance;

•	the efficiency of our suppliers in providing component parts; and

•	the performance and quality of our products relative to those of our competitors.

As both we and our competitors continuously introduce new products or refine versions of existing products, we cannot predict the level of market acceptance or the amount of market share our new products will achieve. We have experienced delays in the introduction of new products in the past, and we cannot assure you that we will not experience delays in the future. Any manufacturing delays or problems with our new product launches will adversely affect our operating results. In addition, introducing new products could result in a decrease in revenues from our existing products. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product development and refinement. We may need more capital for product development and refinement than is available to us, which could adversely affect our business, financial condition or results of operations.

Our expansion plans in emerging markets could entail significant risks.

Our strategies include establishing a greater manufacturing and marketing presence in emerging markets such as China and Russia. In addition, we are growing our use of component suppliers in these markets. If we progress with these strategies, it will involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals and the construction of the facilities in a timely manner and within cost estimates, the establishment of supply channels, the commencement of efficient manufacturing operations and, ultimately, the acceptance of the products by our customers. While we expect the expansion to be successful, should we encounter difficulties involving these or similar factors, it may not be as successful as we anticipate.

We face significant competition and, if we are unable to compete successfully against other agricultural equipment manufacturers, we would lose customers and our net sales and profitability would decline.

The agricultural equipment business is highly competitive, particularly in North America, Europe and South America. We compete with several large national and international companies that, like us, offer a full line of agricultural equipment. We also compete with numerous short-line and specialty manufacturers and suppliers of farm equipment products. Our two key competitors, Deere & Company and CNH Global N.V., are substantially larger than we are and have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.

We maintain an independent dealer and distribution network in the markets where we sell products. The financial and operational capabilities of our dealers and distributors are critical for our ability to compete in these markets. In addition, we compete with other manufacturers of agricultural equipment for dealers. If we are unable to compete successfully against other agricultural equipment manufacturers, we could lose dealers and their end customers and our net sales and profitability may decline.

Rationalization or restructuring of manufacturing facilities may cause production capacity constraints and inventory fluctuations.

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our results of operations and financial condition. In addition the expansion and reconfiguration of existing manufacturing facilities, as well as the start up of new manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments of capital.

We depend on suppliers for raw materials, components and parts for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

Our products include components and parts manufactured by others. As a result, our ability to timely and efficiently manufacture existing products, to introduce new products and to shift manufacturing of products from one facility to another depends on the quality of these components and parts and the timeliness of their delivery to our facilities. At any particular time, we depend on many different suppliers, and the failure by one or more of our suppliers to perform as needed will result in fewer products being manufactured, shipped and sold. If the quality of the components or parts provided by our suppliers is less than required and we do not recognize that failure prior to the shipment of our products, we will incur higher warranty costs. The timely supply of component parts for our products also depends on our ability to manage our relationships with suppliers, to identify and replace suppliers that fail to meet our schedules or quality standards, and to monitor the flow of components and accurately project our needs. The shift from our existing suppliers to new suppliers, including suppliers in emerging markets in the future, also may impact the quality and efficiency of our manufacturing capabilities, as well as impact warranty costs. A significant increase in the price of any component or raw material could adversely affect our profitability. We cannot avoid exposure to global price fluctuations, such as occurred in the past with the costs of steel and related products, and our profitability depends on, among other things, our ability to raise equipment and parts prices sufficiently enough to recover any such material or component cost increases.

A majority of our sales and manufacturing take place outside the United States, and, as a result, we are exposed to risks related to foreign laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies. These risks may delay or reduce our realization of value from our international operations.

For the year ended December 31, 2010, we derived approximately $5,745.2 million, or 83%, of our net sales from sales outside the United States. The foreign countries in which we do the most significant amount of business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil and Finland. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions, and governmental policies of the foreign countries in which we conduct business. Our business practices in these foreign countries must comply with U.S. law, including the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA, but we cannot provide assurances that future violations will not occur.. If significant violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and compliance with U.S. regulations.

Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. If demand for agricultural equipment declines, our sales, growth, results of operations and financial condition may be adversely affected. The application, modification or adoption of laws, regulations, trade agreements or policies adversely affecting the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our business. The ability of our international customers to operate their businesses and the health of the agricultural industry, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America could negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets some of these (and other) risks can be greater than they might be elsewhere.

As a result of the multinational nature of our business and the acquisitions that we have made over time, our corporate and tax structures are complex, with a significant portion of our operations being held through foreign holding companies. As a result, it can be inefficient, from a tax perspective, for us to repatriate or otherwise transfer funds, and we may be subject to a greater level of tax-related regulation and reviews by multiple governmental units. In addition, our foreign and U.S. operations routinely sell products to, and license technology to other operations of ours. The pricing of these intra-company transactions is subject to regulation and review as well. While we make every effort to comply with all applicable tax laws, audits and other reviews by governmental units could result in our being required to pay additional taxes, interest and penalties.

We recently have experienced substantial and sustained volatility with respect to currency exchange rate and interest rate changes which can adversely affect our reported results of operations and the competitiveness of our products.

We conduct operations in a variety of currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect our results of operations by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, we potentially forego the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our results of operations, cash flow or financial condition.

We are subject to extensive environmental laws and regulations, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.

We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, the European Union and the United States have adopted more stringent environmental regulations regarding emissions into the air, and it is possible that the U.S. Congress will pass emissions-related legislation in connection with concerns regarding greenhouse gases. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions, or we may not be able to sell our products and, therefore, our business and results of operations could be adversely affected.

In addition, the products that we manufacture or sell, particularly engines, are subject to increasingly stringent environmental regulations. As a result, we will likely incur increased engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards established by regulators. For instance, we are required to meet more stringent emissions requirements both now and in the future, and we expect to meet these requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. Failure to meet such requirements could materially affect our business and results of operations.

Our labor force is heavily unionized, and our contractual and legal obligations under collective bargaining agreements and labor laws subject us to the risks of work interruption or stoppage and could cause our costs to be higher.

Most of our employees, most notably at our manufacturing facilities, are subject to collective bargaining agreements and union contracts with terms that expire on varying dates. Several of our collective bargaining agreements and union contracts are of limited duration and, therefore, must be re-negotiated frequently. As a result, we incur various administrative expenses associated with union representation of our employees. Furthermore, we are at greater risk of work interruptions or stoppages than non-unionized companies, and any work interruption or stoppage could significantly impact the volume of products we have available for sale. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce our labor costs by streamlining existing manufacturing facilities and in restructuring our business because of limitations on personnel and salary changes and similar restrictions.

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments became due under any pension plans that are unfunded or underfunded. Declines in the market value of the securities used to fund these obligations result in increased pension expense in future periods.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Recently, these fluctuations have been significant and adverse, and there can be no assurances that they will not be significant in the future. As of December 31, 2010, we had approximately $233.6 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.

Our business routinely is subject to claims and legal actions, some of which could be material.

We routinely are a party to claims and legal actions incidental to our business. These include claims for personal injuries by users of farm equipment, disputes with distributors, vendors and others with respect to commercial matters, and disputes with taxing and other governmental authorities regarding the conduct of our business. While these matters generally are not material, it is entirely possible that a matter will arise that is material to our business.

We have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business.

We have a substantial amount of indebtedness. As of December 31, 2010, we had total long-term indebtedness, including current portions of long-term indebtedness and amounts funded under our European accounts receivable securitization facilities, of approximately $744.0 million, total stockholders’ equity of approximately $2,659.2 million and a ratio of total indebtedness to equity of approximately 0.28 to 1.0. We also had short-term obligations of $179.4 million, capital lease obligations of $4.1 million, unconditional purchase or other long-term obligations of $381.2 million. In addition, we had guaranteed indebtedness owed to third parties and our retail finance joint ventures of approximately $128.4 million, primarily related to dealer and end-user financing of equipment.

Holders of our 1 3/4% convertible senior subordinated notes due 2033 and our 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Our 1 3/4% convertible senior subordinated notes are currently convertible and are classified as a current liability. Future classification of both series of our notes between current and long-term debt and classification of the equity component of our 1 1/4% convertible senior subordinated notes as “temporary equity” is dependent on the closing sales price of our common stock during future quarters. In the event the notes are converted in the future, we believe we could repay the notes with available cash on hand, funds from our $300.0 million multi-currency revolving credit facility or a combination of these sources.

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

Our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations we could be subject to significant liability.

Increasingly the United States, the European Union and other governmental entities are imposing regulations designed to protect the collection, maintenance and transfer of personal information. Other regulations govern the collection and transfer of financial data and data security generally. These regulations generally impose penalties in the event of violations. In addition, we also could be subject to cyber attacks that, if successful, could compromise out information technology systems and our ability to conduct business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal properties as of January 31, 2011, were as follows:

		Leased	Owned
Location	Description of Property	(Sq. Ft.)	(Sq. Ft.)

United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		232,500
Duluth, Georgia	Corporate Headquarters	110,000
Hesston, Kansas	Manufacturing		1,296,100
Jackson, Minnesota	Manufacturing		596,000
Kansas City, Missouri	Parts Distribution/Warehouse	593,600
International:
Neuhausen, Switzerland	Regional Headquarters	20,200
Stoneleigh, United Kingdom	Sales and Administrative Office	85,000
Desford, United Kingdom	Parts Distribution	298,000
Exeter, United Kingdom	Parts Distribution and Administrative Office		103,800
Beauvais, France(1)	Manufacturing		1,144,400
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing	110,000	972,900
Baumenheim, Germany	Manufacturing		561,000
Hohenmoelsen, Germany	Manufacturing		318,300
Randers, Denmark(2)	Manufacturing		143,400
Linnavuori, Finland	Manufacturing		257,700
Suolahti, Finland	Manufacturing/Parts Distribution		550,900
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		94,600
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/Manufacturing/ Parts Distribution		615,300
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		386,500
Mogi das Cruzes, Brazil	Manufacturing/Parts Distribution		722,200
Ibirubá, Rio Grande do Sul, Brazil	Manufacturing		136,800
Changzou, China	Manufacturing	227,100

(1)	Includes our joint venture with GIMA, in which we own a 50% interest.

(2)	This property is currently being marketed for sale.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.	Legal Proceedings

On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants our French subsidiary and two of our other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. Although our subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on us, although if the outcome was adverse, we could be required to pay damages. In addition, the French government also is investigating our French subsidiary in connection with its participation in the Program.

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2010, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $54.6 million). The amount ultimately in dispute will be greater because of interest, penalties and future deductions. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 11, 2011, the closing stock price was $54.00, and there were 443 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low

2010
First Quarter	$36.86	$30.22
Second Quarter	39.77	25.86
Third Quarter	40.19	26.50
Fourth Quarter	50.94	37.11

	High	Low

2009
First Quarter	$28.13	$15.10
Second Quarter	30.79	20.63
Third Quarter	33.50	25.06
Fourth Quarter	32.78	26.15

DIVIDEND POLICY

We currently do not pay dividends. We cannot provide any assurance that we will pay dividends in the foreseeable future. Although we are in compliance with all provisions of our debt agreements, both our credit facility and the indenture governing our senior subordinated notes contain restrictions on our ability to pay dividends in certain circumstances.

Item 6.  Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 and the reports thereon are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2010	2009(4)	2008(4)	2007(4)	2006(2)(4)
	(In millions, except per share data)

Operating Data:
Net sales	$6,896.6	$6,516.4	$8,273.1	$6,715.9	$5,335.4
Gross profit	1,258.7	1,071.9	1,498.4	1,189.7	927.2
Income from operations	324.2	218.7	563.7	393.7	68.2
Net income (loss)	220.2	135.4	385.9	232.9	(71.4)
Net loss attributable to noncontrolling interest	0.3	0.3	—	—	—
Net income (loss) attributable to AGCO Corporation and subsidiaries	$220.5	$135.7	$385.9	$232.9	$(71.4)
Net income (loss) per common share — diluted(3)	$2.29	$1.44	$3.95	$2.41	$(0.79)
Weighted average shares outstanding — diluted(3)	96.4	94.1	97.7	96.6	90.8

	As of December 31,
	2010	2009(4)	2008(4)	2007(4)	2006(2)(4)
	(In millions, except number of employees)

Balance Sheet Data:
Cash and cash equivalents	$719.9	$651.4	$506.1	$574.8	$400.7
Working capital(1)	1,208.1	1,079.6	1,037.4	724.8	735.3
Total assets	5,436.9	4,998.9	4,846.6	4,698.0	4,046.5
Total long-term debt, excluding current portion(1)	443.0	454.0	625.0	294.1	523.1
Stockholders’ equity	2,659.2	2,394.4	2,014.3	2,114.1	1,577.4
Other Data:
Number of employees	14,311	14,456	15,606	13,720	12,804

(1)	Holders of our $161.0 million 1 3/4% convertible senior subordinated notes due 2033 and our $201.3 million 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes and $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2010 and 2009, the criteria was met for our 1 3/4% convertible senior subordinated notes, and, therefore, we classified these notes as a current liability. As of December 31, 2008, this criteria was not met with respect to either of the notes, and, therefore, we classified both notes as long-term debt. As of December 31, 2007, the criteria was met for both notes, and, therefore, we classified both notes as current liabilities. As of December 31, 2006, the criteria was met for our 1 3/4% convertible senior subordinated notes, and, therefore, we classified these notes as a current liability.

(2)	During the fourth quarter of 2006, we concluded that the goodwill associated with our Sprayer business was impaired. We recorded a write-down of the total amount of such goodwill of approximately $171.4 million.

(3)	Our 1 1/4% and 1 3/4% convertible senior subordinated notes also potentially will impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method. For the year ended December 31, 2006, approximately 1.2 million were excluded from the diluted weighted average shares outstanding calculation related to the assumed conversion of our 1 3/4% convertible senior subordinates notes, as the impact would have been antidilutive.

(4)	Operating data and balance sheet data presented above have been retroactively restated for the years ended December 31, 2009, 2008, 2007 and 2006 to reflect the deconsolidation of GIMA. Refer to Note 1 of our Consolidated Financial Statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements and a line of diesel engines. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 2,650 dealers, distributors, associates and licensees. In addition, we provide retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through our retail finance joint ventures with Rabobank.

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

As discussed in Note 1 to our Consolidated Financial Statements, we adopted the provisions of Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”) on January 1, 2010. As a result of the adoption, we determined that we should no longer consolidate our GIMA joint venture in our results of operations or financial position. Therefore, we have retroactively restated prior period information set forth below for the years ended December 31, 2009 and 2008 to reflect the deconsolidation of GIMA. In addition, as discussed in Note 14 to our Consolidated Financial Statements, we modified our system of reporting, resulting from changes to our internal management and organizational structure, effective January 1, 2010, which changed our reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Africa/Middle East; and Rest of World. The Rest of World reportable segment includes the regions of Eastern Europe, Asia, Australia and New Zealand, and the Europe/Africa/Middle East segment no longer includes certain markets in Eastern Europe. Information set forth below for the years ended December 31, 2010 and 2009 have been adjusted to reflect the change in reporting segments within “2010 Compared to 2009.” Information and related disclosures for the year ended December 31, 2008 were not adjusted to reflect the change in reportable segments because it was impracticable to do so, and, therefore, the information supplied below within “2009 Compared to 2008” does not reflect the change in reportable segments.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.8	83.6	81.9

Gross profit	18.2	16.4	18.1
Selling, general and administrative expenses	10.0	9.7	8.7
Engineering expenses	3.2	2.9	2.4
Restructuring and other infrequent expenses	0.1	0.2	—
Amortization of intangibles	0.2	0.3	0.2

Income from operations	4.7	3.3	6.8
Interest expense, net	0.5	0.6	0.4
Other expense, net	0.2	0.3	0.2

Income before income taxes and equity in net earnings of affiliates	4.0	2.4	6.2
Income tax provision	1.5	0.9	2.0

Income before equity in net earnings of affiliates	2.5	1.5	4.2
Equity in net earnings of affiliates	0.7	0.6	0.5

Net income	3.2	2.1	4.7
Net loss attributable to noncontrolling interest	—	—	—

Net income attributable to AGCO Corporation and subsidiaries	3.2%	2.1%	4.7%

2010 Compared to 2009

Net income for 2010 was $220.5 million, or $2.29 per diluted share, compared to net income for 2009 of $135.7 million, or $1.44 per diluted share.

Net sales for 2010 were approximately $380.2 million, or 5.8%, higher than 2009 primarily due to sales increases in our South American and North American geographical segments, partially offset by a slight decrease in our Europe/Middle East/Africa geographical segment as well as the unfavorable impact of currency translation. Strong market conditions in South America during 2010 helped to contribute to our overall sales growth in 2010. Income from operations was $324.2 million in 2010 compared to $218.7 million in 2009. The increase in income from operations and operating margins during 2010 primarily was due to higher net sales, material cost control initiatives increased production volumes and an improved product mix, partially offset by higher engineering expenses.

In our Europe/Africa/Middle East region, income from operations decreased approximately $17.3 million in 2010 compared to 2009, primarily due to the reduction in net sales, lower production levels and increased engineering expenses. Income from operations in our South American region increased approximately $97.1 million in 2010 compared to 2009, primarily due to significant sales growth, improved factory productivity as a result of higher production levels, and a shift in product sales mix to higher margin, higher horsepower products. In our North America region, income from operations increased approximately $27.6 million in 2010 compared to 2009, primarily due to improved margins from new products, a favorable product mix, and factory efficiencies, partially offset by increased engineering expenditures. Income from operations in the Rest of World region decreased approximately $4.2 million in 2010 compared to 2009, primarily due to weaker net sales, an unfavorable product mix and increased expenses related to growth initiatives.

Retail Sales

Worldwide industry equipment demand for farm equipment was mixed in 2010. In South America, strong industry conditions were the result of positive farm economics and continued availability of favorable government financing programs. North American industry demand was stable throughout 2010, with robust market demand for large equipment. Industry conditions in Western Europe were weak during the first half of 2010, especially in the dairy and livestock sectors, but improved in most major European markets towards the end of 2010.

In the United States and Canada, industry unit retail sales of tractors increased approximately 5% in 2010 compared to 2009, resulting from strong growth in industry unit retail sales of high horsepower tractors and modest growth in industry retail sales of compact tractors, partially offset by a small decline in unit retail sales of utility tractors. Industry unit retail sales of combines increased approximately 9% in 2010 compared to the prior year. Strong and improving economics for the professional producer sector contributed to the strength in retail sales of high horsepower tractors and combines. Continued weakness in the dairy and livestock sectors contributed to lower industry unit retail sales of mid-range utility tractors and hay equipment. In North America, our unit retail sales of tractors decreased in 2010 and our unit retailed sales of combines increased in 2010 compared to 2009 levels. In Western Europe, industry unit retail sales of tractors decreased approximately 10% in 2010 compared to 2009 due to lower retail volumes in most major Western European markets. Demand was weakest in France, Spain, Italy and the United Kingdom. The slow pace of macro-economic recovery, weak farmer sentiment and soft demand in the dairy and livestock sectors contributed to the decline in 2010. Our unit retail sales of tractors for 2010 in Western Europe were also lower when compared to 2009. In South America, industry unit retail sales of tractors in 2010 increased approximately 31% compared to 2009. Industry retail sales of combines during 2010 were approximately 29% higher than 2009. Industry unit retail sales of tractors in the major market of Brazil increased approximately 24% during 2010 compared to 2009. Strong farm fundamentals and favorable government-sponsored financing programs in Brazil contributed to the strong industry demand, which began to accelerate in the second half of 2009. Improved weather and increased crop production in Argentina contributed to significant increases in industry unit retail sales of tractors and combines during 2010 compared to 2009. Our South American unit retail sales of tractors and combines were also higher in 2010 as compared to 2009. Our net sales in our Rest of Word segment for 2010 were approximately 4.7% lower than 2009, primarily due to lower sales in Australia and New Zealand, partially offset by higher sales in Asia. Weak market conditions in Australia and New Zealand and the tightened credit environment in the markets of Eastern Europe and Russia contributed to the decline.

Results of Operations

Net sales for 2010 were $6,896.6 million compared to $6,516.4 million for 2009. Foreign currency translation negatively impacted net sales by approximately $18.8 million, or 0.3%, primarily due to the weakening of the Euro, largely offset by the strengthening of the Brazilian real during 2010 as compared to 2009. The following table sets forth, for the year ended December 31, 2010, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due to Currency
			Change		Translation
	2010	2009	$	%	$	%

North America	$1,489.3	$1,442.7	$46.6	3.2%	$28.1	1.9%
South America	1,753.3	1,167.1	586.2	50.2%	163.0	14.0%
Europe/Africa/Middle East	3,364.4	3,602.8	(238.4)	(6.6)%	(180.3)	(5.0)%
Rest of World	289.6	303.8	(14.2)	(4.7)%	8.0	2.6%

	$6,896.6	$6,516.4	$380.2	5.8%	$18.8	0.3%

The following is a reconciliation of net sales for the year ended December 31, 2010 at actual exchange rates compared to 2009 adjusted exchange rates (in millions):

	Year Ended December 31,
	2010 at	2010 at	Change due to
	Actual Exchange	Adjusted Exchange	Currency
	Rates	Rates(1)	Translation

North America	$1,489.3	$1,461.2	1.9%
South America	1,753.3	1,590.3	14.0%
Europe/Africa/Middle East	3,364.4	3,544.7	(5.0)%
Rest of World	289.6	281.6	2.6%

	$6,896.6	$6,877.8	0.3%

(1)	Adjusted exchange rates are 2009 exchange rates.

Regionally, net sales in North America increased modestly during 2010 compared to 2009. Increased net sales of sprayers, combines and parts were offset by declines in net sales of hay and forage equipment and utility tractors. In the Europe/Africa/Middle East region, net sales decreased slightly in 2010 compared to 2009 primarily due to weaker market conditions in Western Europe. We experienced the largest net sales declines in France, Germany and Africa, partially offset by sales growth in Poland and Finland. In South America, net sales increased during 2010 compared to 2009 primarily as a result of strong market conditions in the region, particularly in Brazil and Argentina. In the rest of the world, net sales decreased in 2010 compared to 2009, primarily due to net sales declines in Australia and New Zealand. We estimate that worldwide average price increases in 2010 and 2009 were approximately 2% and 3%, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 74% of our net sales in 2010, increased approximately 7% in 2010 compared to 2009. Unit sales of tractors and combines increased approximately 8% during 2010 compared to 2009. The difference between the unit sales increase and the increase in net sales primarily was the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2010 and 2009, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2010		2009
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$1,258.7	18.2%	$1,071.9	16.4%
Selling, general and administrative expenses	692.1	10.0%	630.1	9.7%
Engineering expenses	219.6	3.2%	191.9	2.9%
Restructuring and other infrequent expenses	4.4	0.1%	13.2	0.2%
Amortization of intangibles	18.4	0.2%	18.0	0.3%

Income from operations	$324.2	4.7%	$218.7	3.3%

Gross profit as a percentage of net sales increased during 2010 as compared to 2009. Higher production volumes and material cost control initiatives helped to produce higher gross margins. Unit production of tractors and combines during 2010 was approximately 8% higher than 2009. We recorded approximately $0.7 million and $0.1 million of stock compensation expense within cost of goods sold, during 2010 and 2009, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A”) expenses as a percentage of net sales increased slightly during 2010 compared to 2009. We recorded approximately $12.9 million and $8.2 million of stock compensation expense, within SG&A, during 2010 and 2009, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2010 as compared to

2009 primarily due to higher spending for the development of new products and costs to meet new engine emission standards.

We recorded restructuring and other infrequent expenses of approximately $4.4 million and $13.2 million during 2010 and 2009, respectively. The restructuring and other infrequent expenses recorded in 2010 primarily related to severance and other related costs associated with rationalization of our operations in Denmark, Spain, Finland and France. The restructuring and other infrequent expenses recorded in 2009 primarily related to severance and other related costs associated with rationalization of our operations in France, the United Kingdom, Finland, Germany, the United States and Denmark.

Interest expense, net was $33.3 million for 2010 compared to $42.1 million for 2009. The decrease primarily was due to higher interest income due to higher amounts of invested cash.

Other expense, net was $16.0 million in 2010 compared to $22.2 million in 2009. Losses on sales of receivables primarily under our accounts receivable sales agreements were approximately $13.7 million in 2010. Losses on sales of receivables, primarily under our former U.S. and Canadian securitization facilities and our European securitization facilities, were approximately $15.6 million in 2009. The decrease primarily was due to a reduction in interest rates in 2010 compared to 2009. Other expense, net also decreased in 2010 due to favorable foreign exchange impacts in 2010 compared to 2009.

We recorded an income tax provision of $104.4 million in 2010 compared to $57.7 million in 2009. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2009 income tax rate reconciliation provided in Note 6 to our Consolidated Financial Statements includes a $39.5 million favorable “change in valuation allowance” which was fully offset by a write-off of certain foreign tax assets reflected in “tax effects of permanent differences”. Due to the fact that these tax assets had not been expected to be utilized in future years, we previously had maintained a valuation allowance against the tax assets. Accordingly, this write-off resulted in no impact to our income tax provision for the year ended December 31, 2009.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2010 and 2009, we had gross deferred tax assets of $466.4 million and $484.7 million, respectively, including $210.7 million and $215.0 million, respectively, related to net operating loss carryforwards. At December 31, 2010 and 2009, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $262.5 million and $261.7 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, Switzerland, The Netherlands and the United States. Realization of the remaining deferred tax assets as of December 31, 2010 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2010 and 2009, we had approximately $48.2 million and $21.8 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2010 and 2009, we had approximately $14.2 million and $3.5 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2010 and 2009, we had accrued interest and penalties related to unrecognized tax benefits of approximately $5.2 million and $1.9 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Equity in net earnings of affiliates was $49.7 million in 2010 compared to $38.7 million in 2009. The increase primarily was due to increased earnings in our retail finance joint ventures. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

2009 Compared to 2008

Net income for 2009 was $135.7 million, or $1.44 per diluted share, compared to net income for 2008 of $385.9 million, or $3.95 per diluted share.

Net sales for 2009 were approximately $1,756.7 million, or 21.2%, lower than 2008 primarily due to sales declines in most of our geographical segments as well as the unfavorable impact of currency translation. The volatility in commodity prices and the expectation of lower farm income contributed to a weaker demand in most of our major markets. Income from operations was $218.7 million in 2009 compared to $563.7 million in 2008. The decrease in income from operations and operating margins during 2009 was primarily due to lower net sales, reduced production volumes and a weaker product mix, partially offset by cost containment initiatives.

In our Europe/Africa/Middle East region, income from operations decreased approximately $294.1 million in 2009 compared to 2008, primarily due to decreased net sales, lower production levels, unfavorable currency translation impacts and increased engineering expenses. Income from operations in our South American region decreased approximately $69.6 million in 2009 compared to 2008, primarily due to lower net sales, lower production levels, unfavorable currency translation impacts and a shift in sales mix in Brazil from higher horsepower tractors to lower horsepower tractors. In our North American region, income from operations increased approximately $13.3 million in 2009 compared to 2008, primarily due to improved margins from new products, productivity initiatives and lower SG&A expenses, partially offset by higher levels of engineering costs and the impact of lower production. Income from operations in our Asia/Pacific region decreased approximately $7.1 million in 2009 compared to 2008, primarily due to lower gross margins and unfavorable currency translation impacts.

Retail Sales

Worldwide industry equipment demand for farm equipment decreased in 2009 in most major markets. The current global economic downturn, volatility in farm commodity prices and prospects for lower farm income in 2009 contributed to the decreased demand for equipment.

In the United States and Canada, industry unit retail sales of tractors decreased approximately 21% in 2009 compared to 2008, resulting from decreases in industry unit retail sales of compact, utility and high horsepower tractors. Industry unit retail sales of combines increased approximately 15% in 2009 when compared to the prior year. In North America, our unit retail sales of tractors as well as combines decreased in 2009 compared to 2008 levels. In Europe, industry unit retail sales of tractors decreased approximately 18% in 2009 compared to 2008 due to lower retail volumes in most major European markets. Industry unit retail sales in Western Europe declined approximately 13% in 2009 compared to 2008. Despite strong harvests across most of Western Europe, lower commodity prices and the outlook of reduced farmer profitability generated softer demand. Industry unit retail sales in Eastern Europe and Russia declined significantly compared to 2008 levels due to ongoing credit constraints. Our unit retail sales of tractors for 2009 in Europe were also lower when compared to 2008. In South America, industry unit retail sales of tractors in 2009 decreased approximately 17% compared to 2008. Weak industry conditions in Argentina and other markets outside of Brazil contributed to most of the decline in industry demand in the region. Industry unit retail sales of tractors in the major market of Brazil increased approximately 5% during 2009. A Brazilian government-funded financing program for small tractors, as well as a new government-sponsored, low-interest financing program for all equipment, supported sales in the Brazilian market, primarily in the low horsepower sector. Industry unit retail sales of combines during 2009 were approximately 36% lower than the prior year, with a decrease in Brazil of approximately 14% compared to 2008. Our unit retail sales of tractors and combines in South America were also lower in 2009 compared to 2008. In the rest of the world, our net sales for 2009 were approximately 4.7% higher than the prior year, primarily due to higher sales in Australia and New Zealand resulting from improved harvests.

Results of Operations

Net sales for 2009 were $6,516.4 million compared to $8,273.1 million for 2008. The decrease was primarily attributable to net sales decreases in most of our geographical regions as well as unfavorable foreign currency translation impacts. Foreign currency translation negatively impacted net sales by approximately $395.0 million, primarily due to the weakening of the Euro and the Brazilian real during the first nine months of 2009 compared to 2008. The following table sets forth, for the year ended December 31, 2009, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

					Change due to Currency
			Change		Translation
	2009	2008	$	%	$	%

North America	$1,442.7	$1,794.3	$(351.6)	(19.6)%	$(37.0)	(2.1)%
South America	1,167.1	1,496.5	(329.4)	(22.0)%	(61.1)	(4.1)%
Europe/Africa/Middle East	3,668.1	4,753.9	(1,085.8)	(22.8)%	(287.3)	(6.0)%
Asia/Pacific	238.5	228.4	10.1	4.5%	(9.6)	(4.2)%

	$6,516.4	$8,273.1	$(1,756.7)	(21.2)%	$(395.0)	(4.8)%

The following is a reconciliation of net sales for the year ended December 31, 2009 at actual exchange rates compared to 2008 adjusted exchange rates (in millions):

	Year Ended December 31,
	2009 at	2009 at	Change due to
	Actual Exchange	Adjusted Exchange	Currency
	Rates	Rates(1)	Translation

North America	$1,442.7	$1,479.7	(2.1)%
South America	1,167.1	1,228.2	(4.1)%
Europe/Africa/Middle East	3,668.1	3,955.4	(6.0)%
Asia/Pacific	238.5	248.1	(4.2)%

	$6,516.4	$6,911.4	(4.8)%

(1)	Adjusted exchange rates are 2008 exchange rates.

Regionally, net sales in North America decreased during 2009 compared to 2008 primarily due to weaker market demand and efforts to reduce dealer inventory levels. In the Europe/Africa/Middle East region, net sales decreased in 2009 compared to 2008 primarily due to sales declines in Germany, France and Scandinavia, as well as Eastern and Central Europe and Russia. In South America, net sales decreased during 2009 compared to 2008 primarily as a result of weaker market conditions in the region, particularly in Argentina, and a shift in sales mix to lower horsepower tractors in the region. In the Asia/Pacific region, net sales increased in 2009 compared to 2008 due to sales growth in Australia and New Zealand. We estimate that worldwide average price increases in 2009 and 2008 were approximately 3% and 4%, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 72% of our net sales in 2009, decreased approximately 22% in 2009 compared to 2008. Unit sales of tractors and combines decreased approximately 20% during 2009 compared to 2008. The difference between the unit sales decrease and the decrease in net sales primarily was the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2009 and 2008, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2009		2008
		% of		% of
	$	Net Sales	$	Net Sales

Gross profit	$1,071.9	16.4%	$1,498.4	18.1%
Selling, general and administrative expenses	630.1	9.7%	720.9	8.7%
Engineering expenses	191.9	2.9%	194.5	2.4%
Restructuring and other infrequent expenses	13.2	0.2%	0.2	—
Amortization of intangibles	18.0	0.3%	19.1	0.2%

Income from operations	$218.7	3.3%	$563.7	6.8%

Gross profit as a percentage of net sales decreased during 2009 as compared to 2008 primarily due to lower production volumes and a weaker sales mix, partially offset by the impact of reduced workforce levels and cost control initiatives. Sales mix impacted margins primarily in South America due to a shift in demand toward low horsepower tractors away from high horsepower tractors and combines. Unit production of tractors and combines during 2009 was approximately 24% lower than 2008. We recorded approximately $0.1 million and $1.5 million of stock compensation expense within cost of goods sold, during 2009 and 2008, respectively.

SG&A expenses as a percentage of net sales increased during 2009 compared to 2008, primarily due to the decline in net sales. We recorded approximately $8.2 million and $32.0 million of stock compensation expense, within SG&A, during 2009 and 2008, respectively. Engineering expenses decreased slightly but increased as a percentage of sales during 2009 as compared to 2008. We maintained the level of engineering expenses relative to the prior year to fund projects related to new product development and Tier 4 emission requirements.

We recorded restructuring and other infrequent expenses of approximately $13.2 million and $0.2 million during 2009 and 2008, respectively. The restructuring and other infrequent expenses recorded in 2009 primarily related to severance and other related costs associated with rationalization of our operations in France, the United Kingdom, Finland, Germany, the United States and Denmark. The restructuring and other infrequent expenses recorded in 2008 primarily related to severance and employee relocation costs associated with rationalization of our Valtra sales office located in France.

Interest expense, net was $42.1 million for 2009 compared to $32.1 million for 2008. The increase primarily was due to lower interest income as a result of lower interest rates and lower amounts of invested cash.

Other expense, net was $22.2 million in 2009 compared to $20.1 million in 2008. Losses on sales of receivables primarily under our securitization facilities were $15.6 million in 2009 compared to $27.3 million in 2008. The decrease primarily was due to a reduction in interest rates in 2009 compared to 2008. In addition, there were foreign exchange losses in 2009 compared to foreign exchange gains in 2008.

We recorded an income tax provision of $57.7 million in 2009 compared to $164.4 million in 2008. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2009 and 2008, we had gross deferred tax assets of $484.7 million and $471.2 million, respectively, including $215.0 million and $210.8 million, respectively, related to net operating loss carryforwards. At December 31, 2009 and 2008, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $261.7 million and $294.4 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, Switzerland, The Netherlands and the United States.

As of December 31, 2009 and 2008, we had approximately $21.8 million and $20.1 million, respectively, of unrecognized tax benefits, all of which would have impacted our effective tax rate if recognized. As of December 31, 2009 and 2008, we had approximately $3.5 million and $7.6 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expected to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2009 and 2008, we had accrued interest and penalties related to unrecognized tax benefits of approximately $1.9 million and $1.8 million, respectively.

Equity in net earnings of affiliates was $38.7 million in 2009 compared to $38.8 million in 2008. An increase in earnings associated with our retail finance joint ventures was offset by a decrease in earnings associated with our Laverda operating joint venture during 2009 compared to 2008. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented. The operating results for any period are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)

2010:
Net sales	$1,328.2	$1,743.0	$1,657.4	$2,168.0
Gross profit	224.6	321.1	303.8	409.2
Income from operations(1)	9.4	96.5	75.9	142.4
Net income(1)	10.0	62.8	62.2	85.2
Net loss attributable to noncontrolling interest	0.1	0.1	0.1	—
Net income attributable to AGCO Corporation and subsidiaries	10.1	62.9	62.3	85.2
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted(1)	0.10	0.66	0.65	0.87
2009:
Net sales(2)	$1,532.7	$1,767.0	$1,389.5	$1,827.2
Gross profit(2)	270.8	291.8	243.1	266.2
Income from operations(1)(2)	57.1	78.1	35.7	47.8
Net income(1)(2)	33.7	57.4	11.1	33.2
Net loss attributable to noncontrolling interest(2)	—	—	—	0.3
Net income attributable to AGCO Corporation and subsidiaries(2)	33.7	57.4	11.1	33.5
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted(1)(2)	0.36	0.61	0.12	0.35

(1)	For 2010, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses of $1.6 million, $0.5 million, $1.2 million and $1.1 million, respectively, thereby impacting net income per common share on a diluted basis by $0.01, $0.00, $0.01, $0.01, respectively.

For 2009, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses of $0.0 million, $2.8 million, $1.0 million and $9.4 million, respectively, thereby impacting net income per common share on a diluted basis by $0.00, $0.02, $0.01, $0.07, respectively.

(2)	Amounts presented above for the quarters ended March 31, June 30, September 30 and December 31, 2009 have been retroactively restated to reflect the deconsolidation of GIMA. Refer to Note 1 of our Consolidated Financial Statements for further discussion.

Retail Finance Joint Ventures

Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a AAA rated financial institution based in The Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $2.8 million as of December 31, 2010, and will gradually be eliminated over time. As of December 31, 2010, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $305.7 million compared to $258.7 million as of December 31, 2009. The total finance portfolio in our retail finance joint ventures was approximately $7.0 billion and $6.3 billion as of December 31, 2010 and 2009, respectively. The total finance portfolio as of December 31, 2010 included approximately $6.2 billion of retail receivables and $0.8 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2009 included approximately $5.6 billion of retail receivables and $0.7 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold directly to AGCO Finance without recourse from our operating companies, or AGCO Finance provided the financing directly to the dealers. During 2010, we made a $25.4 million investment in our retail finance joint venture in Brazil due to an increase in capital required under local Brazilian solvency requirements, as a result of the increased retail finance portfolio during 2010, as discussed below. During 2010, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Consolidated Statements of Operations, was $43.4 million compared to $36.4 million in 2009. The increase during 2010 was primarily due to higher finance revenues generated as a result of higher average retail finance portfolios, particularly in Europe and Brazil.

The retail finance portfolio in our retail finance joint venture in Brazil was $2.2 billion as of December 31, 2010 compared to $1.7 billion as of December 31, 2009. The increase in the retail finance portfolio primarily was due to favorable farm economics in the region, as previously discussed. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

Worldwide industry demand is expected to be flat or to increase modestly in 2011 compared to 2010 levels. Higher crop prices for grain and dairy farmers in Western Europe and improving farmer sentiment are expected to generate modest growth in the Western European market. In North America, industry sales are expected to be flat in 2011 compared to the high level experienced in 2010. The strong financial position of row crop farmers and the expectation of farm income above historical averages are expected to support demand from the professional farming sector. Favorable farm fundamentals are expected to continue in Brazil in 2011. However, less attractive government financing programs are expected to result in a softening of demand as compared to the record demand of 2010.

Our net sales in 2011 are expected to be higher compared to 2010 primarily due to expected positive impacts of pricing, currency translation impacts based on current exchange rates, recent acquisitions and marketing initiatives. We are targeting gross margin improvements to be partially offset by higher expenses for new product and new market development. Net income is projected to be modestly higher than 2010.

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

We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our $300 million revolving credit facility, which expires in May 2013 (no amounts were outstanding as of December 31, 2010).

•	Our €200.0 million (or approximately $267.7 million as of December 31, 2010) 6 7/8% senior subordinated notes, which mature in 2014.

•	Our $161.0 million 1 3/4% convertible senior subordinated notes could be converted based on the closing sales price of our common stock (see further discussion below). Our $201.3 million of 1 1/4% convertible senior subordinated notes may be required to be repurchased on December 15, 2013, or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €110.0 million (or approximately $147.2 million as of December 31, 2010) securitization facility in Europe, which expires in October 2011. As of December 31, 2010, outstanding funding related to this facility was approximately €85.1 million (or approximately $113.9 million).

•	Our accounts receivable sales agreements in the United States and Canada with AGCO Finance LLC and AGCO Finance Canada, Ltd., with total funding of up to $600.0 million for U.S. wholesale accounts receivable and up to C$250.00 million (or approximately $250.6 million as of December 31, 2010) for Canadian wholesale accounts receivable. As of December 31, 2010, approximately $375.9 million of net proceeds had been received under these agreements.

In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Current Facilities

Our $161.0 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes had been converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. As of December 31, 2010, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may also require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest as of December 31 2010. See Note 7 to our Consolidated Financial Statements for a full description of these notes, as well as settle any excess conversion value with shares of our common stock.

Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of our common stock. See Note 7 to our Consolidated Financial Statements for a full description of these notes.

As of December 31, 2010 and 2009, the closing sales price of our common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2010 and 2009, respectively, and, therefore, we classified the notes as a current liability. In accordance with ASU 2009-04, “Accounting for Redeemable Equity Instruments,” we also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity” as of December 31, 2009. The amount classified as “temporary equity” was measured as the excess of (a) the amount of cash that would be required to be paid upon conversion over (b) the carrying amount of the liability-classified component. As of December 31, 2010, the principal amount of cash required to be repaid upon conversion of the 1 3/4% convertible senior subordinated notes was equivalent to the carrying amount of the liability-classified component. Future classification of both series of notes between current and long-term debt and classification of the equity component of the 1 1/4% convertible senior subordinated notes as “temporary equity” is dependent on the closing sales price of our common stock during future quarters.

During 2010, we repurchased approximately $37.5 million of principal amount of our 1 3/4% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes and resulted in a loss on extinguishment of approximately $0.2 million reflected in “interest expense, net.” We reflected both the repurchase of the principal and the excess conversion value of the notes totaling $58.1 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statements of Cash Flows for the year ended December 31, 2010. In addition, during 2010, holders of our 1 3/4% convertible senior subordinated notes converted $2.7 million of principal amount of the notes. We issued 60,986 shares associated with the $2.7 million excess conversion value of the notes. The loss on extinguishment associated with the conversions of the notes was less than $0.1 million and was reflected in “Interest expense, net.” We reflected the repayment of the principal of the notes totaling $2.7 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statements of Cash Flows for the year ended December 31, 2010.

In January and February 2011, holders of our 1 3/4% convertible senior subordinated notes converted an additional $60.6 million of principal amount of the notes. We issued 1,568,995 million shares associated with the $83.8 million excess conversion value of the notes.

The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 1 and 7 of the Company’s Consolidated Financial Statements for further discussion.

Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of December 31, 2010 and 2009, we had no outstanding borrowings under the facility. As of December 31, 2010 and 2009, we had availability to borrow approximately $290.2 million and $290.7 million, respectively, under the facility.

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

Under our European securitization facilities, we sell accounts receivable in Europe on a revolving basis to commercial paper conduits through a qualifying special-purpose entity in the United Kingdom. The European facilities expire in October 2011, but are subject to annual renewal. As of December 31, 2010, we had accounts receivable securitization facilities in Europe totaling approximately €110.0 million (or approximately $147.2 million). We amended our European securitization facilities during 2010 to decrease the total size of the facilities by €30.0 million. As of December 31, 2010, the outstanding funded balance of our European securitization facilities was approximately €85.1 million (or approximately $113.9 million). We adopted the provisions of ASU 2009 — 16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009 — 16”), and ASU 2009 — 17 on January 1, 2010. As a result of this adoption, our European securitization facilities were required to be recognized within our Condensed Consolidated Balance Sheets. Therefore, we recognized approximately $113.9 million of accounts receivable sold through our European securitization facilities as of December 31, 2010 with a corresponding liability equivalent to the funded balance of the facilities. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 10% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the commercial paper conduits.

The European securitization facilities allow us to sell accounts receivables through financing conduits, which obtain funding from commercial paper markets. Future funding under the securitization facility depends upon the adequacy of receivables, a sufficient demand for the underlying commercial paper and the maintenance of certain covenants concerning the quality of the receivables and our financial condition. In the event commercial paper demand is not adequate, our securitization facility provides for liquidity backing from various financial institutions, including Rabobank. These liquidity commitments would provide us with interim funding to allow us to find alternative sources of working capital financing, if necessary.

Our accounts receivable sales agreements permit the sale, on an ongoing basis, of substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our U.S. and Canadian retail finance joint ventures. We have a 49% ownership in these joint ventures. These accounts receivable sales agreements replaced our former U.S. and Canadian accounts receivable securitization facilities, which were terminated in December 2009. As of December 31, 2010 and 2009, the funded balance from receivables sold under the U.S. and Canadian accounts receivable sales agreements with AGCO Finance LLC and AGCO Finance Canada, Ltd. was approximately $375.9 million and $444.6 million, respectively. The accounts receivable sales agreements provide for funding up to $600.0 million of U.S. accounts receivable and up to C$250.0 million (or approximately $250.6 million as of December 31, 2010) of Canadian accounts receivable. The sale of the receivables is without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount.

Our AGCO Finance retail finance joint ventures in Europe, Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of December 31, 2010 and 2009, these retail finance joint ventures had approximately $221.8 million and $176.9 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows provided by operating activities was $438.7 million during 2010, compared to $347.9 million during 2009. The increase in cash flow provided by operating activities during 2010 primarily was due to an increase in net income. Cash flows provided by operating activities in 2009 included a significant reduction in accounts payable due to a reduction in raw material purchases as a result of sharp production cuts in our North American and European factories throughout 2009. In addition, lower inventory and accounts receivable levels in 2009 were a result of dealer de-stocking initiatives in North American and Europe during 2009.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,208.1 million in working capital at December 31, 2010, as compared with $1,079.6 million at December 31, 2009. Accounts receivable and inventories, combined, at December 31, 2010 were $260.1 million higher than at December 31, 2009. The increase in accounts receivable and inventories as of December 31, 2010 compared to December 31, 2009 was as a result of our adoption of ASU 2009-16 and ASU 2009-17 discussed above, which increased our accounts receivable by approximately $113.9 million, as well as due to increased production levels and the impact to our inventory levels.

Our debt to capitalization ratio, which is total indebtedness and temporary equity divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 21.3% at December 31, 2010 compared to 21.5% at December 31, 2009.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2010 are as follows (in millions):

	Payments Due By Period
			2012 to	2014 to	2016 and
	Total	2011	2013	2015	Beyond

Indebtedness(1)	$744.0	$274.9	$0.1	$267.7	$201.3
Interest payments related to long-term debt(1)	71.3	23.3	41.8	6.2	—
Capital lease obligations	4.1	2.3	1.5	0.3	—
Operating lease obligations	144.7	42.8	48.1	17.5	36.3
Unconditional purchase obligations	76.5	63.2	13.2	0.1	—
Other short-term and long-term obligations(2)	268.1	50.1	55.7	56.9	105.4

Total contractual cash obligations	$1,308.7	$456.6	$160.4	$348.7	$343.0

	Amount of Commitment Expiration Per Period
			2012 to	2014 to	2016 and
	Total	2011	2013	2015	Beyond

Standby letters of credit and similar instruments	$9.8	$9.8	$—	$—	$—
Guarantees	128.4	122.6	4.6	1.2	—

Total commercial commitments and letters of credit	$138.2	$132.4	$4.6	$1.2	$—

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods. Indebtedness amounts reflect the principal amount of our convertible senior subordinated notes as well as amounts outstanding under our European securitization facilities.

(2)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under our U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries we operate within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions. In addition, short-term obligations include amounts due to financial institutions related to sales of certain receivables that did not meet the off-balance sheet criteria.

Commitments and Off-Balance Sheet Arrangements

Guarantees

We maintain a remarketing agreement with AGCO Finance LLC and AGCO Finance Canada, Ltd., our retail finance joint ventures in North America, whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with AGCO Finance LLC which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fact that the repurchase obligation would be equivalent to the fair value of the underlying equipment.

At December 31, 2010, we guaranteed indebtedness owed to third parties of approximately $128.4 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2015. We believe the credit risk associated with these guarantees is not material to our financial position. Losses under such guarantees have historically been insignificant. In addition, we would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2010, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,113.4 million. The outstanding contracts as of December 31, 2010 range in maturity through December 2011. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Foreign Currency Risk Management” for additional information.

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

Contingencies

As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $22.3 million and $11.6 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2010 and 2009, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

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

Related Parties

Rabobank is a 51% owner in our retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in our revolving credit facility and our European securitization facility. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil. Prior to 2005, our joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, we made a $21.3 million investment in our retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to our other retail finance joint ventures, and we expect that our solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil gradually will be eliminated. As of December 31, 2010, the solvency requirement for the portfolio held by Rabobank was approximately $2.8 million. During 2010, we made a $25.4 million investment in our retail finance joint venture in Brazil due to an increase in capital required under local Brazilian solvency requirements, as a result of the increased retail finance portfolio in the joint venture during 2010.

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

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability,

(2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2010, 2009 and 2008, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2010, 2009 and 2008 was approximately $(3.1) million, $(14.5) million and $14.1 million, respectively, on an after-tax basis. The amount of the (loss) gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2010, 2009 and 2008 was approximately $1.2 million, $(1.3) million and $(36.7) million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2010 range in maturity through December 2011.

Assuming a 10% change relative to the currency of the hedge contract, the fair value of the foreign currency instruments could be negatively impacted by approximately $27.1 million as of December 31, 2010. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior subordinated notes and our convertible senior subordinated notes. Our floating rate exposure is related to our revolving credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the year ended December 31, 2010 would have increased by approximately $0.5 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2010, 2009 and 2008.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17. ASU 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This standard also requires ongoing assessments of whether an enterprise has a controlling financial interest in a variable interest entity. On January 1, 2010, we adopted the provisions of ASU 2009-17 and performed a qualitative analysis of all our joint ventures, including our GIMA joint venture, to determine whether we had a controlling financial interest in such ventures. As a result of this analysis, we determined that our GIMA joint venture should no longer be consolidated into our results of operations or financial position because we do not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance. See Note 1 to our Consolidated Financial Statements for more information regarding GIMA deconsolidation.

In December 2009, the FASB issued ASU 2009-16. ASU 2009-16 eliminated the concept of a qualifying special-purpose entity, changed the requirements for derecognizing financial assets and added requirements for additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASU 2009-16 was effective for fiscal years and interim periods beginning after November 15, 2009. On January 1, 2010, we adopted the provisions of ASU 2009-16, and, in accordance with the standard, we recognized approximately $113.9 million of accounts receivable sold through our European securitization facilities within our Consolidated Balance Sheets as of December 31, 2010, with a corresponding liability equivalent to the funded balance of the facility. See Note 1 to our Consolidated Financial Statements for more information.

Recent Acquisition

On December 15, 2010, we acquired Sparex for £51.6 million, net of approximately £2.7 million cash acquired (or approximately $81.5 million, net). Sparex, headquartered in Exeter, United Kingdom, is a global distributor of accessories and tractor replacement parts serving the agricultural aftermarket, with operations in 17 countries. The acquisition of Sparex provided us with the opportunity to extend our reach in the agricultural aftermarket and provide our customers with a wider range of replacement parts and accessories, as well as related services. The acquisition was financed with available cash on hand. The results of operations for the Sparex acquisition have been included in our Consolidated Financial Statements as of and from the date of acquisition. We allocated the purchase price to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The acquired net assets consist primarily of accounts receivable, property, plant and equipment, inventories, trademarks and other intangible assets. We recorded approximately $26.8 million of goodwill and approximately $27.0 million of preliminary estimated trademark and customer relationship intangible assets associated with the acquisition of Sparex.

Recent Restructuring Actions

We recorded approximately $4.4 million and $13.2 million of restructuring and other infrequent expenses during 2010 and 2009, respectively. These charges included severance and other related costs associated with the rationalization of our operations in France, the United Kingdom, Finland, Spain, Germany, the United States and Denmark. Refer to Note 3 of our Consolidated Financial Statements for a more detailed description of these rationalizations.

European and North American Manufacturing and Administrative Headcount Reductions

During 2009 and 2010, we announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in France, Finland, Germany and the United States, as well as at various administrative offices located in the United Kingdom, Spain and the United States. The headcount reductions were initiated in order to reduce costs and SG&A expenses in response to softening global market demand and reduced production volumes. We recorded approximately $12.8 million of severance and other related costs associated with such actions during 2009. During 2010, we recorded additional severance and other related costs of approximately $2.2 million associated with such actions. These rationalizations resulted in the termination of approximately 653 employees. Total cash restructuring costs associated with the actions are expected to be approximately $15.0 million to $16.0 million and the rationalizations should be completed in early 2011.

Randers, Denmark closure

In November 2009, we announced the closure of our assembly operations located in Randers, Denmark. We ceased operations in July 2010 and completed the transfer of the assembly operations to our harvesting equipment manufacturing joint venture, Laverda, located in Breganze, Italy, in August 2010. We recorded approximately $0.4 million of severance and other related costs in 2009 associated with the facility closure. During 2010, we recorded additional restructuring and other infrequent expenses of approximately $2.2 million associated with the closure, primarily related to employee retention payments, which were accrued over the term of the retention period. The closure resulted in the termination of approximately 79 employees. We anticipate savings associated with this closure to be approximately $3.0 million commencing in 2011.

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

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectability of trade receivables. Our loss or write-off experience was approximately 0.1% of net sales in 2010.

Discount and Sales Incentive Allowances

We provide various incentive programs with respect to our products. These incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions, dealer incentive allowances and volume discounts. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. We record the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that we do not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of our volume discount programs, as well as sales incentives associated with accounts receivable sold to our U.S. and Canadian retail finance joint ventures, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2010, we had recorded an allowance for discounts and sales incentives of approximately $98.7 million primarily related to reserves in our North America geographical segment that will be paid either through a reduction of future invoices or through credit memos to our dealers. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, for those sales subject to such discount programs, our reserve would increase by approximately $5.9 million as of December 31, 2010.

Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $5.9 million as of December 31, 2010.

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

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $104.4 million in 2010 compared to $57.7 million in 2009. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2009 income tax rate reconciliation provided in Note 6 to our Consolidated Financial Statements includes a $39.5 million favorable adjustment which was fully offset by a write-off of certain foreign tax assets reflected in “tax effects of permanent differences.” Due to the fact that these tax assets had not been expected to be utilized in future years, the Company had previously maintained a valuation allowance against the tax assets. Accordingly, this write-off resulted in no impact to our income tax provision for the year ended December 31, 2009.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2010 and 2009, we had gross deferred tax assets of $466.4 million and $484.7 million, respectively, including $210.7 million and $215.0 million, respectively, related to net operating loss carryforwards. At December 31, 2010 and 2009, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $262.5 million and $261.7 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, Switzerland, The Netherlands and the United States. Realization of the remaining deferred tax assets as of December 31, 2010 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2010 and 2009, we had approximately $48.2 million and $21.8 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2010 and 2009, we had approximately $14.2 million and $3.5 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2010 and 2009, we had accrued interest and penalties related to unrecognized tax benefits of approximately $5.2 million and $1.9 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

For the year ended December 31, 2010, we changed our discount rate setting methodology in the countries where our largest benefit obligations exist to take advantage of a more globally consistent methodology. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the yield curve is constructed is consistent. In the United States, the bond portfolio is sufficiently large enough to result in taking a “settlement approach” to derive the discount rate, where high quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determines the present value of all future payments.

For the year ended December 31, 2009, we based the discount rate used to determine the projected benefit obligation for our U.S. pension plans, postretirement health care benefit plans and our Executive Nonqualified Pension Plan (“ENPP”) by matching the projected cash flows of our largest pension plan to the Citigroup Pension Discount Curve. For the U.K. plan, we derived the discount rate based on a yield curve developed from the constituents of the Merrill Lynch AA- rated corporate bond index. The discount rate for the U.K. plan for the year ended December 31, 2009 was a single weighted-average rate based on the approximate future cash flows of the plan. For countries within the Euro Zone, we derived an AA-rated corporate bond yield curve by selecting bonds included in the iBoxx corporate indices and creating a discount rate curve based on a series of model cash flows. Discount rates for each plan were then determined based on each plan’s liability duration. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows.

As of December 31, 2010, the measurement date with respect to our defined benefit plans is December 31. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers. Retirement and termination rates primarily are based on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. and U.K. plans were updated in 2010 and 2009, respectively, to reflect expected improvements in the life expectancy of the plan participants. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. pension plans comprise approximately 88% of our consolidated projected benefit obligation as of December 31, 2010. If the discount rate used to determine the 2010 projected benefit obligation for our U.S. pension plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.7 million at December 31, 2010, and our 2011 pension expense would increase by approximately $0.1 million. If the discount rate used to determine the 2010 projected benefit obligation for our U.S. pension plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.6 million, and our 2011 pension expense would decrease by approximately $0.1 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $21.6 million at December 31, 2010, and our 2011 pension expense would increase by approximately $0.8 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $20.7 million at December 31, 2010, and our 2011 pension expense would decrease by approximately $0.8 million.

Unrecognized actuarial losses related to our qualified pension plans were $234.9 million as of December 31, 2010 compared to $281.3 million as of December 31, 2009. The decrease in unrecognized losses between years primarily reflects an increase in actual asset returns experienced during 2010. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our qualified defined benefit pension plans, these losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits. For our U.S. salaried, U.S. hourly and U.K. pension plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2010, the average amortization period was 19 years for our U.S. qualified pension plans and 22 years for our non — U.S. pension plans. The estimated net actuarial loss for qualified defined benefit pension plans that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2011 is approximately $6.7 million compared to approximately $8.6 million during the year ended December 31, 2010.

Investment strategy and concentration of risk

The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2010 and 2009 are as follows:

Asset Category	2010	2009

Large and small cap domestic equity securities	28%	24%
International equity securities	14%	15%
Domestic fixed income securities	22%	22%
Other investments	36%	39%

Total	100%	100%

The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2010 and 2009 are as follows:

Asset Category	2010	2009

Equity securities	41%	39%
Fixed income securities	34%	35%
Other investments	25%	26%

Total	100%	100%

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. Our U.S. target allocation of retirement fund investments is 31% large- and small- cap domestic equity securities, 15% international equity securities, 24% broad fixed income securities and 30% in alternative investments. We have noted that over long investment horizons, this mix of investments would achieve an average return in excess of 8.5%. In arriving at the choice of an expected return assumption of 8% for our U.S.-based plans, we have tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 28% of assets for the near-term benefit payments and 72% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. Our non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for our U.K.-based plans, we have tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans.

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

As of December 31, 2010, our unfunded or underfunded obligations related to our qualified pension plans were approximately $184.3 million, primarily due to our pension plan in the United Kingdom. In 2010, we contributed approximately $31.2 million towards those obligations, and we expect to fund approximately $30.4 million in 2011. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £13.0 million per year (or approximately $20.3 million) towards that obligation for the next 14 years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change. For instance, we believe that given current and expected asset investment returns, the obligation to fund the U.K. benefit plan at this level would likely only be necessary for the next nine years.

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

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, and an assessment of likely long-term trends. For the year ended December 31, 2010, as previously discussed, we changed our discount rate setting methodology in the countries where our largest benefit obligations exist to take advantage of a more globally consistent methodology. In the United States, the discount rate model constructs a universe of high quality corporate bonds and then applies the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond universe in the United States is sufficiently large enough to result in taking a “settlement approach” to derive the discount rate, where high quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. After the bond portfolio is selected, a single discount rate is determined such that the market value of the bonds purchased equals the discounted value of the plan’s benefit payments. For the year ended December 31, 2009, we based the discount rate used to determine the projected benefit obligation for our U.S. postretirement benefit plans by matching the projected cash flows of our largest pension plan to the Citigroup Pension Discount Curve. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2010 to reflect expected movements in the life expectancy of the plan participants. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 97% of our consolidated projected benefit obligation. If the discount rate used to determine the 2010 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.7 million at December 31, 2010, and our 2011 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2010 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.7 million, and our 2011 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. postretirement benefit plans were $6.7 million as of December 31, 2010 compared to $6.0 million as of December 31, 2009. The increase in losses primarily reflects the inclusion of certain aspects of U.S. healthcare reform legislation, as well as the slight decrease in the discount rate during 2010. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2010, the average amortization period was 12 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits that will be amortized from our accumulated other comprehensive loss during the year ended December 31, 2011 is approximately $0.3 million, compared to approximately $0.2 million during the year ended December 31, 2010.

As of December 31, 2010, we had approximately $28.8 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2010, we made benefit payments of approximately $1.9 million towards these obligations, and we expect to make benefit payments of approximately $1.7 million towards these obligations in 2011.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2010, we assumed an 8.5% health care cost trend rate for 2011, decreasing to 5.0% by 2018. For measuring the expected U.S. postretirement benefit obligation at December 31, 2009, we assumed an 8.5% health care cost trend rate for 2010, decreasing to 4.9% by 2060. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2010 and 2009, we assumed a 10.0% health care cost trend rate for 2011 and 2010, respectively, decreasing to 5.5% by 2020 and 2019, respectively. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2011 and the accumulated postretirement benefit obligation at December 31, 2010 (in millions):

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

Goodwill and Indefinite-Lived Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our initial assessment and our annual assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the impairment is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. In addition, we combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments are not our reporting units.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; that is, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

We utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making our annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2010, 2009 and 2008 indicated that no reduction in the carrying amount of goodwill was required. The fair value of our reporting units was substantially in excess of their carrying amounts for 2010, 2009 and 2008.

We make various assumptions including assumptions regarding future cash flows, market multiples, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions require significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments.

As of December 31, 2010, we had approximately $632.7 million of goodwill. While our annual impairment testing in 2010 supported the carrying amount of this goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risk Management” and “— Interest Rates” on pages 35 and 36 under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2010 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 28 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for transfers of financial assets and consolidation of variable interest entities in 2010 due to the adoption of Accounting Standards Updates 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” and 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 25, 2011

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2010	2009	2008

Net sales	$6,896.6	$6,516.4	$8,273.1
Cost of goods sold	5,637.9	5,444.5	6,774.7

Gross profit	1,258.7	1,071.9	1,498.4
Selling, general and administrative expenses	692.1	630.1	720.9
Engineering expenses	219.6	191.9	194.5
Restructuring and other infrequent expenses	4.4	13.2	0.2
Amortization of intangibles	18.4	18.0	19.1

Income from operations	324.2	218.7	563.7
Interest expense, net	33.3	42.1	32.1
Other expense, net	16.0	22.2	20.1

Income before income taxes and equity in net earnings of affiliates	274.9	154.4	511.5
Income tax provision	104.4	57.7	164.4

Income before equity in net earnings of affiliates	170.5	96.7	347.1
Equity in net earnings of affiliates	49.7	38.7	38.8

Net income	220.2	135.4	385.9
Net loss attributable to noncontrolling interest	0.3	0.3	—

Net income attributable to AGCO Corporation and subsidiaries	$220.5	$135.7	$385.9

Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.38	$1.47	$4.21

Diluted	$2.29	$1.44	$3.95

Weighted average number of common and common equivalent shares outstanding:
Basic	92.8	92.2	91.7

Diluted	96.4	94.1	97.7

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$719.9	$651.4
Accounts and notes receivable, net	908.5	725.2
Inventories, net	1,233.5	1,156.7
Deferred tax assets	52.6	63.6
Other current assets	206.5	151.6

Total current assets	3,121.0	2,748.5
Property, plant and equipment, net	924.8	910.0
Investment in affiliates	398.0	353.9
Deferred tax assets	58.0	70.0
Other assets	130.8	115.7
Intangible assets, net	171.6	166.8
Goodwill	632.7	634.0

Total assets	$5,436.9	$4,998.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$0.1	$0.1
Convertible senior subordinated notes	161.0	193.0
Securitization facilities	113.9	—
Accounts payable	682.6	621.6
Accrued expenses	883.1	808.7
Other current liabilities	72.2	45.5

Total current liabilities	1,912.9	1,668.9
Long-term debt, less current portion	443.0	454.0
Pensions and postretirement health care benefits	226.5	276.6
Deferred tax liabilities	103.9	118.7
Other noncurrent liabilities	91.4	78.0

Total liabilities	2,777.7	2,596.2

Commitments and contingencies (Note 12)
Temporary Equity:
Equity component of redeemable convertible senior subordinated notes	—	8.3
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2010 and 2009	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 93,143,542 and 92,453,665 shares issued and outstanding at December 31, 2010 and 2009, respectively	0.9	0.9
Additional paid-in capital	1,051.3	1,061.9
Retained earnings	1,738.3	1,517.8
Accumulated other comprehensive loss	(132.1)	(187.4)

Total AGCO Corporation stockholders’ equity	2,658.4	2,393.2

Noncontrolling interest	0.8	1.2

Total stockholders’ equity	2,659.2	2,394.4

Total liabilities, temporary equity and stockholders’ equity	$5,436.9	$4,998.9

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (In millions, except share amounts)

											Comprehensive
					Accumulated Other Comprehensive Income (Loss)						(Loss) Income
					Defined		Deferred	Accumulated			attributable to	Comprehensive
			Additional		Benefit	Cumulative	Gains	Other		Total	AGCO Corporation	Loss attributable to
	Common Stock		Paid-in	Retained	Pension	Translation	(Losses) on	Comprehensive	Noncontrolling	Stockholders’	and	Noncontrolling
	Shares	Amount	Capital	Earnings	Plans	Adjustment	Derivatives	Income (Loss)	Interests	Equity	subsidiaries	Interest

Balance, December 31, 2007	91,609,895	$0.9	$1, 036.9	$997.3	$(86.8)	$160.5	$5.3	$79.0	$6.0	$2,120.1
Adjustment for GIMA deconsolidation (Note 1)	—	—	—	—	—	—	—	—	(6.0)	(6.0)

Adjusted balance, January 1, 2008	91,609,895	0.9	1,036.9	997.3	(86.8)	160.5	5.3	79.0	—	2,114.1
Net income	—	—	—	385.9	—	—	—	—	—	385.9	$385.9	$—
Issuance of restricted stock	136,457	—	1.6	—	—	—	—	—	—	1.6
Issuance of performance award stock	62,387	—	(2.6)	—	—	—	—	—	—	(2.6)
Stock options and SSARs exercised	35,454	—	(0.3)	—	—	—	—	—	—	(0.3)
Stock compensation	—	—	31.8	—	—	—	—	—	—	31.8
Defined benefit pension plans, net of taxes
Prior service cost arising during year	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)	(0.2)
Net actuarial loss arising during year	—	—	—	—	(57.6)	—	—	(57.6)	—	(57.6)	(57.6)
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	5.6	—	—	5.6	—	5.6	5.6
Effects of changing pension plan measurement date:
Service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007	—	—	—	(0.2)	—	—	—	—	—	(0.2)
Amortization of net actuarial losses for October 1 — December 31, 2007	—	—	—	(0.9)	0.9	—	—	0.9	—	—	0.9
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(44.4)	(44.4)	—	(44.4)	(44.4)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)	(1.0)
Change in cumulative translation adjustment	—	—	—	—	—	(418.4)	—	(418.4)	—	(418.4)	(418.4)	—

Balance, December 31, 2008	91,844,193	0.9	1,067.4	1,382.1	(138.1)	(257.9)	(40.1)	(436.1)	—	2,014.3	(129.2)	—

Net income (loss)	—	—	—	135.7	—	—	—	—	(0.3)	135.4	135.7	(0.3)
Issuance of restricted stock	26,388	—	0.6	—	—	—	—	—	—	0.6
Issuance of performance award stock	581,393	—	(5.2)	—	—	—	—	—	—	(5.2)
Stock options and SSARs exercised	1,691	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	7.4	—	—	—	—	—	—	7.4
Investments by noncontrolling interest	—	—	—	—	—	—	—	—	1.3	1.3
Defined benefit pension plans, net of taxes:
Net actuarial loss arising during year	—	—	—	—	(75.6)	—	—	(75.6)	—	(75.6)	(75.6)
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	5.4	—	—	5.4	—	5.4	5.4
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	35.4	35.4	—	35.4	35.4
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	0.6	0.6	—	0.6	0.6
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	(8.3)	—	—	—	—	—	—	(8.3)
Change in cumulative translation adjustment	—	—	—	—	—	282.9	—	282.9	0.2	283.1	282.9	0.2

Balance, December 31, 2009	92,453,665	0.9	1,061.9	1,517.8	(208.3)	25.0	(4.1)	(187.4)	1.2	2,394.4	384.4	(0.1)

Net income (loss)	—	—	—	220.5	—	—	—	—	(0.3)	220.2	220.5	(0.3)
Issuance of restricted stock	17,303	—	0.7	—	—	—	—	—	—	0.7
Issuance of performance award stock	555,262	—	(11.2)	—	—	—	—	—	—	(11.2)
Stock options and SSARs exercised	56,326	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	12.7	—	—	—	—	—	—	12.7
Conversion of 1 3/4% convertible senior subordinated notes	60,986	—	—	—	—	—	—	—	—	—
Repurchase of 1 3/4% convertible senior subordinated notes	—	—	(21.1)	—	—	—	—	—	—	(21.1)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(2.8)	—	—	(2.8)	—	(2.8)	(2.8)
Net actuarial gain arising during year	—	—	—	—	23.5	—	—	23.5	—	23.5	23.5
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.8	—	—	1.8	—	1.8	1.8
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	6.7	—	—	6.7	—	6.7	6.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	2.5	2.5	—	2.5	2.5
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	0.2	0.2	—	0.2	0.2
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	8.3	—	—	—	—	—	—	8.3
Change in cumulative translation adjustment	—	—	—	—	—	23.4	—	23.4	(0.1)	23.3	23.4	(0.1)

Balance, December 31, 2010	93,143,542	$0.9	$1,051.3	$1,738.3	$(179.1)	$48.4	$(1.4)	$(132.1)	$0.8	$2,659.2	$275.8	$(0.4)

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$220.2	$135.4	$385.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135.9	118.8	116.1
Deferred debt issuance cost amortization	2.9	2.8	3.2
Amortization of intangibles	18.4	18.0	19.1
Amortization of debt discount	15.3	15.0	14.1
Stock compensation	13.4	8.0	33.3
Equity in net earnings of affiliates, net of cash received	(14.8)	(21.0)	(11.0)
Deferred income tax provision (benefit)	2.9	(21.9)	7.3
Loss (gain) on sale of property, plant and equipment	0.1	1.4	(0.1)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(21.2)	241.2	(194.5)
Inventories, net	(60.6)	277.1	(366.4)
Other current and noncurrent assets	(92.8)	40.8	(81.6)
Accounts payable	70.6	(380.3)	266.5
Accrued expenses	114.9	(68.1)	113.3
Other current and noncurrent liabilities	33.5	(19.3)	(26.9)

Total adjustments	218.5	212.5	(107.6)

Net cash provided by operating activities	438.7	347.9	278.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(167.1)	(206.6)	(236.8)
Proceeds from sale of property, plant and equipment	0.9	2.1	4.5
(Purchase) sale of businesses, net of cash acquired	(81.5)	0.5	—
Investments in unconsolidated affiliates, net	(25.4)	(17.6)	(0.6)
Restricted cash and other	—	37.1	(32.5)

Net cash used in investing activities	(273.1)	(184.5)	(265.4)

Cash flows from financing activities:
Repurchase or conversion of convertible senior subordinated notes	(60.8)	—	—
Proceeds from debt obligations	71.4	282.3	75.8
Repayments of debt obligations	(109.2)	(343.2)	(37.2)
Proceeds from issuance of common stock	0.5	—	0.3
Payment of minimum tax withholdings on stock compensation	(11.3)	(5.2)	(3.2)
Payment of debt issuance costs	—	(0.1)	(1.4)
Investments by noncontrolling interest	—	1.3	—

Net cash (used in) provided by financing activities	(109.4)	(64.9)	34.3

Effects of exchange rate changes on cash and cash equivalents	12.3	46.8	(115.9)

Increase (decrease) in cash and cash equivalents	68.5	145.3	(68.7)
Cash and cash equivalents, beginning of year	651.4	506.1	574.8

Cash and cash equivalents, end of year	$719.9	$651.4	$506.1

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 2,650 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria through its retail finance joint ventures with Coöperative Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

Basis of Presentation

The Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined to be the primary beneficiary under Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The Company records investments in all other affiliate companies using the equity method of accounting when it has significant influence. Other investments including those representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

Joint Ventures

On January 1, 2010, the Company adopted the provisions of ASU 2009-17 and performed a qualitative analysis of all its joint ventures, including its GIMA joint venture, to determine whether it had a controlling financial interest in such ventures. As a result of this analysis, the Company determined that its GIMA joint venture should no longer be consolidated into the Company’s results of operations or financial position as the Company does not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance. GIMA is a joint venture between AGCO and Claas Tractor SAS to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership interest in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. The deconsolidation of GIMA resulted in a retroactive reduction to “Noncontrolling interests” within equity and an increase to “Investments in affiliates” of approximately $6.4 million and $5.7 million in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively. The deconsolidation also resulted in a retroactive reduction to the Company’s “Net sales” and “Income from Operations” within its Consolidated Statements of Operations and a reclassification of amounts previously reported as “Net income attributable to noncontrolling interests” to “Equity in net earnings of affiliates,” but otherwise had no net impact to the Company’s consolidated net income for the years ended December 31, 2009 and 2008. In addition, the deconsolidation resulted in a reduction to the Company’s “Total assets” and “Total liabilities” within its Consolidated Balance Sheets as of December 31, 2009, but had no net

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact to the Company’s “Total stockholders’ equity” other than the reduction previously mentioned. The Company retroactively restated prior periods and recorded the following adjustments (in millions):

	As Previously
	Reported	Adjustment	As adjusted

Consolidated Balance Sheet as of December 31, 2009
Total assets	$5,062.2	$(63.3)	$4,998.9
Total liabilities	$2,653.1	$(56.9)	$2,596.2
Consolidated Statement of Operations for the Year Ended December 31, 2009
Net sales	$6,630.4	$(114.0)	$6,516.4
Income from operations	$219.3	$(0.6)	$218.7
Consolidated Statement of Operations for the Year Ended December 31, 2008
Net sales	$8,424.6	$(151.5)	$8,273.1
Income from operations	$565.0	$(1.3)	$563.7

Rabobank is a 51% owner in the Company’s retail finance joint ventures which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than an insignificant portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil (Note 13). The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. The Company maintains a remarketing agreement with its U.S. retail finance joint venture, AGCO Finance LLC (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail joint ventures. In addition, the Company transfers substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., on an ongoing basis. The transfer of the receivables is without recourse to the Company, and the Company does not service the receivables. The Company does not maintain any direct retained interest in the receivables (Note 4). In analyzing the provisions of ASU 2009-17, the Company determined that the retail finance joint ventures did not meet the consolidation requirements and should be accounted for under the voting interest model. In making this determination, the Company evaluated the sufficiency of the equity at risk for each retail finance joint venture, the ability of the joint venture investors to make decisions about the joint ventures’ activities that have a significant effect on the success of the entities and their economic performance, the obligations to absorb expected losses of the joint ventures, and the rights to receive expected residual returns.

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. Payment terms vary by market and product, with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title are those enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program. See “Accounts and Notes Receivable” for further discussion.

In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. Interest generally is charged on the outstanding balance six to 12 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger seasonal stock orders generally requiring payment within six months of shipment.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into United States currency in accordance with Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash at December 31, 2010 and 2009 of $228.2 million and $327.3 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2010 and 2009 of $491.7 million and $324.1 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

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

For sales in most markets outside of the United States and Canada and the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2010, 16.1% and 5.1% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.4% of the Company’s net sales during 2010. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. The Company has an agreement to permit transferring, on an ongoing basis, substantially all of its wholesale interest-bearing and non-interest bearing accounts receivable in North America to its U.S. and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Qualified dealers may obtain additional financing through the Company’s U.S. and Canadian retail finance joint ventures at the joint ventures’ discretion.

The Company provides various incentive programs with respect to its products. These incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions, dealer incentive allowances and volume discounts. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs as well as sales incentives associated with accounts receivable sold to its U.S. and Canadian retail finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Sales incentive discounts	$11.3	$3.0
Doubtful accounts	29.3	35.0

	$40.6	$38.0

The Company transfers certain accounts receivable to various financial institutions primarily under its accounts receivable securitization facility in Europe and its accounts receivable sales agreements with its retail finance joint ventures (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”). Cash payments are made to the Company’s U.S. and Canadian retail finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold. The balance of such sales discount reserves that are classified in “Accrued expenses” as of December 31, 2010 and 2009 were approximately $87.4 million and $94.5 million, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2010 and 2009, the Company had recorded $86.2 million and $87.0 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net.”

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories, net at December 31, 2010 and 2009 were as follows (in millions):

	December 31,	December 31,
	2010	2009

Finished goods	$422.6	$480.0
Repair and replacement parts	432.4	383.1
Work in process	90.2	86.3
Raw materials	288.3	207.3

Inventories, net	$1,233.5	$1,156.7

Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of ten to 40 years for buildings and improvements, three to 15 years for machinery and equipment, and three to ten years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.

Property, plant and equipment, net at December 31, 2010 and 2009 consisted of the following (in millions):

	2010	2009

Land	$63.6	$60.1
Buildings and improvements	404.1	362.7
Machinery and equipment	1,166.4	1,019.9
Furniture and fixtures	221.9	189.7

Gross property, plant and equipment	1,856.0	1,632.4
Accumulated depreciation and amortization	(931.2)	(722.4)

Property, plant and equipment, net	$924.8	$910.0

Goodwill and Other Intangible Assets

ASC 350, “Intangibles — Goodwill and Other,” establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and ,thus, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments are not its reporting units.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; that is, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making its annual and interim assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analyses conducted as of October 1, 2010, 2009 and 2008 indicated that no reduction in the carrying amount of goodwill was required.

Changes in the carrying amount of goodwill during the years ended December 31, 2010, 2009 and 2008 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated

Balance as of December 31, 2007	$3.1	$183.7	$478.8	$665.6
Adjustments related to income taxes	—	—	(16.8)	(16.8)
Foreign currency translation	—	(42.1)	(19.7)	(61.8)

Balance as of December 31, 2008	3.1	141.6	442.3	587.0
Adjustments related to income taxes	—	—	(9.2)	(9.2)
Foreign currency translation	—	45.6	10.6	56.2

Balance as of December 31, 2009	3.1	187.2	443.7	634.0
Acquisition	—	—	26.8	26.8
Adjustments related to income taxes	—	—	(8.6)	(8.6)
Foreign currency translation	—	9.5	(29.0)	(19.5)

Balance as of December 31, 2010	$3.1	$196.7	$432.9	$632.7

During 2010, 2009 and 2008, the Company reduced goodwill for financial reporting purposes by approximately $8.6 million, $9.2 million and $16.8 million, respectively, related to the realization of tax benefits associated with the excess tax basis deductible goodwill resulting from the Company’s acquisition of Valtra.

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

For the years ended December 31, 2010, 2009 and 2008, acquired intangible asset amortization was $18.4 million, $18.0 million and $19.1 million, respectively. The Company estimates amortization of existing intangible assets will be $13.1 million for 2011, $13.1 million for 2012, $13.0 million for 2013, $2.9 million for 2014 and $2.9 million for 2015.

The Company has previously determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in over 140 countries worldwide, making it one of the most widely sold tractor brands in the world. The Company has also identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. Valtra and Valmet are used interchangeably in the marketplace today and Valtra is recognized to be the tractor line of the Valmet name. The Valtra brand is currently sold in approximately 50 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business, and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

Changes in the carrying amount of acquired intangible assets during 2010 and 2009 are summarized as follows (in millions):

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Gross carrying amounts:
Balance as of December 31, 2008	$33.2	$88.4	$52.9	$174.5
Foreign currency translation	0.2	14.9	1.4	16.5

Balance as of December 31, 2009	33.4	103.3	54.3	191.0
Acquisition	—	21.9	—	21.9
Foreign currency translation	(0.1)	(0.3)	(3.5)	(3.9)

Balance as of December 31, 2010	$33.3	$124.9	$50.8	$209.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Trademarks and	Customer	Patents and
	Tradenames	Relationships	Technology	Total

Accumulated amortization:
Balance as of December 31, 2008	$8.4	$45.4	$38.2	$92.0
Amortization expense	1.4	9.4	7.2	18.0
Foreign currency translation	0.1	8.3	1.1	9.5

Balance as of December 31, 2009	9.9	63.1	46.5	119.5
Amortization expense	1.1	10.7	6.6	18.4
Foreign currency translation	—	(0.1)	(2.7)	(2.8)

Balance as of December 31, 2010	$11.0	$73.7	$50.4	$135.1

Trademarks and
Tradenames

Indefinite-lived intangible assets:
Balance as of December 31, 2008	$94.4
Foreign currency translation	0.9

Balance as of December 31, 2009	95.3
Acquisition	5.1
Foreign currency translation	(2.7)

Balance as of December 31, 2010	$97.7

Long-Lived Assets

During 2010, 2009 and 2008, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Under ASC 360 “Property, Plant and Equipment”, an impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

Accrued expenses at December 31, 2010 and 2009 consisted of the following (in millions):

	2010	2009

Reserve for volume discounts and sales incentives	$252.1	$261.5
Warranty reserves	179.0	161.8
Accrued employee compensation and benefits	168.2	134.0
Accrued taxes	115.2	105.8
Other	168.6	145.6

	$883.1	$808.7

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in millions):

	2010	2009	2008

Balance at beginning of the year	$181.6	$183.4	$167.1
Accruals for warranties issued during the year	163.7	141.6	170.3
Settlements made (in cash or in kind) during the year	(140.1)	(150.9)	(142.8)
Foreign currency translation	(5.7)	7.5	(11.2)

Balance at the end of the year	$199.5	$181.6	$183.4

The Company’s agricultural equipment products are generally under warranty against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $20.5 million and $19.8 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

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

Stock Incentive Plans

Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2010, 2009 and 2008:

	Years Ended
	December 31,
	2010	2009	2008

Cost of goods sold	$0.7	$0.1	$1.5
Selling, general and administrative expenses	12.9	8.2	32.0

Total stock compensation expense	$13.6	$8.3	$33.5

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2010, 2009 and 2008 totaled approximately $53.4 million, $51.5 million and $65.6 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $26.8 million, $26.3 million and $25.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in millions):

	2010	2009	2008

Interest expense	$64.0	$65.0	$66.7
Interest income	(30.7)	(22.9)	(34.6)

	$33.3	$42.1	$32.1

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

The Company’s $161.0 million aggregate principal amount of 1 3/4% convertible senior subordinated notes and its $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess conversion value using the treasury stock method (Note 7). A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted income per share during the years ended December 31, 2010, 2009 and 2008 is as follows (in millions, except per share data):

	2010	2009	2008

Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$220.5	$135.7	$385.9

Weighted average number of common shares outstanding	92.8	92.2	91.7

Basic net income per share attributable to AGCO Corporation and subsidiaries	$2.38	$1.47	$4.21

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$220.5	$135.7	$385.9

Weig hted average number of common shares outstanding	92.8	92.2	91.7
Dilutive stock options, performance share awards and restricted stock awards	0.4	0.4	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	3.2	1.5	5.6

Weighted average number of common and common share equivalents outstanding for purposes of computing diluted income per share	96.4	94.1	97.7

Diluted net income per share attributable to AGCO and subsidiaries	$2.29	$1.44	$3.95

Stock-settled stock appreciation rights (“SSARs”) to purchase 0.3 million, 0.3 million and 0.4 million shares for the years ended December 31, 2010, 2009 and 2008, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in its Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

				Noncontrolling
	AGCO Corporation and Subsidiaries			Interest
	2010			2010
	Before-tax	Income	After-tax	After-tax
	Amount	Taxes	Amount	Amount

Defined benefit pension plans	$41.7	$(12.5)	$29.2	$—
Unrealized gain on derivatives	3.1	(0.6)	2.5	—
Unrealized gain on derivatives held by affiliates	0.2	—	0.2	—
Foreign currency translation adjustments	23.4	—	23.4	(0.1)

Total components of other comprehensive income (loss)	$68.4	$(13.1)	$55.3	$(0.1)

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Noncontrolling
	AGCO Corporation and Subsidiaries			Interest
	2009			2009
	Before-tax	Income	After-tax	After-tax
	Amount	Taxes	Amount	Amount

Defined benefit pension plans	$(97.6)	$27.4	$(70.2)	$—
Unrealized gain on derivatives	52.7	(17.3)	35.4	—
Unrealized gain on derivatives held by affiliates	0.6	—	0.6	—
Foreign currency translation adjustments	282.9	—	282.9	0.2

Total components of other comprehensive income (loss)	$238.6	$10.1	$248.7	$0.2

				Noncontrolling
	AGCO Corporation and Subsidiaries			Interest
	2008			2008
	Before-tax	Income	After-tax	After-tax
	Amount	Taxes	Amount	Amount

Defined benefit pension plans	$(63.5)	$12.2	$(51.3)	$—
Unrealized loss on derivatives	(65.4)	21.0	(44.4)	—
Unrealized loss on derivatives held by affiliates	(1.0)	—	(1.0)	—
Foreign currency translation adjustments	(418.4)	—	(418.4)	—

Total components of other comprehensive (loss) income	$(548.3)	$33.2	$(515.1)	$—

Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt under the Company’s credit facility (Note 7) approximates fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2010, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $271.7 million, $325.1 million and $277.1 million, respectively, compared to their carrying values of $267.7 million, $161.0 million and $175.2 million, respectively. At December 31, 2009, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes (Note 7) and 1 1/4% convertible notes (Note 7), based on their listed market values, were $272.2 million, $300.8 million and $211.3 million, respectively, compared to their carrying values of $286.5 million, $193.0 million and $167.5 million, respectively.

The Company uses foreign currency contracts to hedge the foreign currency exposure of certain receivables and payables. The contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. These contracts are classified as non-designated derivative instruments. The Company also enters into foreign currency contracts designated as cash flow hedges of expected sales. At December 31, 2010 and 2009, the Company had foreign currency contracts outstanding with gross notional amounts of $1,113.4 million and $1,247.7 million, respectively. The Company had unrealized gains of approximately $5.6 million and $12.9 million on foreign currency contracts at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, approximately $3.4 million and $11.3 million, respectively, of unrealized gains were reflected in the Company’s results of operations, as the gains related to non-designated contracts. The Company’s foreign currency contracts mitigate risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company had $1.7 million of unrealized gains and $1.4 million of unrealized

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses as of December 31, 2010 and 2009, respectively, related to designated cash flow hedges that were reflected in other comprehensive loss. Refer to Note 11 for further information.

The notional amounts of the foreign currency contracts do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant. The Company’s hedging policy prohibits it from entering into any foreign currency contracts for speculative trading purposes.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-17. ASU 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. This standard also requires ongoing assessments of whether an enterprise has a controlling financial interest in a variable interest entity. ASU 2009-17 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. On January 1, 2010, the Company adopted the provisions of ASU 2009-17 and performed a qualitative analysis of all its joint ventures, including its GIMA joint venture, to determine whether it had a controlling financial interest in such ventures. As a result of this analysis, the Company determined that its GIMA joint venture should no longer be consolidated into the Company’s results of operations or financial position as the Company does not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance.

In December 2009, the FASB issued ASU 2009-16. ASU 2009-16 eliminated the concept of a qualifying special-purpose entity (“QSPE”), changed the requirements for derecognizing financial assets, and added requirements for additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASU 2009-16 was effective for fiscal years and interim periods beginning after November 15, 2009. On January 1, 2010, the Company adopted the provisions of ASU 2009-16, and, in accordance with the standard, the Company recognized approximately $113.9 million of accounts receivable sold through its European securitization facilities within the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010, with a corresponding liability equivalent to the funded balance of the facility (Note 4).

2.	Acquisitions

On December 15, 2010, the Company acquired Sparex Holdings Ltd (“Sparex”), a U.K. company, for £51.6 million, net of approximately £2.7 million cash acquired (or approximately $81.5 million, net). Sparex, headquartered in Exeter, United Kingdom, is a global distributor of accessories and tractor replacement parts serving the agricultural aftermarket, with operations in 17 countries. The acquisition of Sparex provided the Company with the opportunity to extend its reach in the agricultural aftermarket and provide its customers with a wider range of replacement parts and accessories, as well as related services. The acquisition was financed with available cash on hand. The results of operations for the Sparex acquisition have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The acquired net assets consist primarily of accounts receivable, property, plant and equipment, inventories, trademarks and other intangible assets. The Company recorded approximately $26.8 million of goodwill and approximately $27.0 million of preliminary estimated trademark and customer relationship intangible assets associated with the acquisition of Sparex. The Sparex trademark will be amortized over a period of 30 years, and the customer relationship intangible will be amortized over a

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of 12 years. The goodwill recorded is reported within the Company’s Europe/Middle East/Africa geographical reportable segment.

The following pro forma data summarizes the results of operations for the year ended December 31, 2010, as if the Sparex acquisition had occurred as of January 1, 2010. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period (in millions, except per share data):

Year Ended
December 31,
2010

Net sales	$6,981.2
Net income attributable to AGCO Corporation and subsidiaries	224.0
Net income per common share attributable to AGCO Corporation and subsidiaries — basic	$2.41
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	$2.32

3.	Restructuring and Other Infrequent Expenses

The Company recorded restructuring and other infrequent expenses of $4.4 million, $13.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The charges in 2010 primarily related to severance and other related costs associated with the Company’s rationalization of its operations in Denmark, Spain, Finland and France. The charges in 2009 primarily related to severance and other related costs associated with the Company’s rationalization of its operations in France, the United Kingdom, Finland, Germany, the United States and Denmark. The charges in 2008 primarily related to severance and employee relocation costs associated with the Company’s rationalization of its Valtra sales office located in France.

European and North American Manufacturing and Administrative Headcount Reductions

During 2009 and 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in France, Finland, Germany and the United States as well as at various administrative offices located in the United Kingdom, Spain and the United States. The headcount reductions were initiated in order to reduce costs and selling, general and administrative expenses in response to softening global market demand and reduced production volumes. The Company recorded approximately $12.8 million of severance and other related costs associated with such actions during 2009. Approximately $11.7 million of these costs were recorded with respect to the Company’s Europe/Africa/Middle East geographical segment and approximately $1.1 million of these costs were recorded with respect to the Company’s North American geographical segment. Approximately $5.0 million of severance and other related costs had been paid as of December 31, 2009. During 2010, the Company recorded additional restructuring and other infrequent expenses of approximately $2.2 million associated with such actions, which primarily were related to severance and other related costs incurred in Spain, Finland and France. These costs were all recorded within the Company’s Europe/Africa/Middle East geographical segment. The Company paid approximately $8.5 million of severance and other related costs during 2010 associated with such actions and terminated 611 of the 653 employees expected to be terminated. A majority of the remaining $1.5 million of severance and other related costs accrued as of December 31, 2010 are expected to be paid in early 2011. Total cash restructuring costs associated with the actions are expected to be approximately $15.0 million to $16.0 million.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Randers, Denmark closure

In November 2009, the Company announced its intention to close its combine assembly operations located in Randers, Denmark. The Company ceased operations in July 2010 and completed the transfer of the assembly operations to its harvesting equipment manufacturing joint venture, Laverda S. p. A. (“Laverda”, located in Breganze, Italy, in August 2010. The land and buildings associated with the Randers facility are being marketed for sale. Machinery, equipment and tooling were either transferred to Laverda or the Company’s other manufacturing operations, sold or scrapped. The Company recorded approximately $0.4 million of severance and other related costs in 2009 associated with the facility closure. None of the severance costs had been paid as of December 31, 2009, and none of the employees had been terminated. During 2010, the Company recorded additional restructuring and other infrequent expenses of approximately $2.2 million associated with the closure, primarily related to employee retention payments, which were accrued over the term of the retention period. The Company paid approximately $1.9 million of severance, retention and other related costs during 2010 and terminated 73 of the 79 employees expected to be terminated. The remaining $0.7 million of severance, retention and other related costs accrued as of December 31, 2010 are expected to be paid in 2011.

4.	Accounts Receivable Sales Agreements and Securitization Facilities

At December 31, 2010, the Company had accounts receivable securitization facilities in Europe totaling approximately €110.0 million (or approximately $147.2 million) with outstanding funding of approximately €85.1 million (or approximately $113.9 million). The facilities expire in October 2011, and are subject to annual renewal. Wholesale accounts receivable are sold on a revolving basis to commercial paper conduits under the facilities through a wholly-owned qualified special purpose entity in the United Kingdom. The Company amended its European securitization facilities during 2010 to decrease the total size of the facilities by €30.0 million. As previously discussed in Note 1, on January 1, 2010, the Company adopted the provisions of ASU 2009-16, and, in accordance with the standard, the Company recognized approximately $113.9 million of accounts receivable sold through its European securitization facilities within the Company’s Consolidated Balance Sheets as of December 31, 2010, with a corresponding liability equivalent to the funded balance of the facility. The accrued interest owed to the commercial paper conduits associated with outstanding funding under the European facilities was approximately $0.1 million as of December 31, 2010. Losses on sales of receivables under the European securitization facilities were reflected within “Interest expense, net” in the Company’s Consolidated Statements of Operations.

At December 31, 2010 and 2009, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its 49% owned U.S. and Canadian retail finance joint ventures. These accounts receivable sales agreements replaced the Company’s former U.S. and Canadian accounts receivable securitization facilities, which were terminated in December 2009. As of December 31, 2010 and 2009, the funded balance from receivables sold under the U.S. and Canadian accounts receivable sales agreements was approximately $375.9 million and $444.6 million, respectively. The accounts receivable sales agreements provide for sales of up to $600.0 million of U.S. accounts receivable and up to C$250.0 million dollars (or approximately $250.6 million as of December 31, 2010) of Canadian accounts receivable, both of which may be increased in the future at the discretion of AGCO Finance LLC and AGCO Finance Canada, Ltd. respectively. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements in accordance with ASU 2009-16 and determined that these facilities should be accounted for as off-balance sheet transactions.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the agreements, the Company pays AGCO Finance LLC and AGCO Finance Canada, Ltd. an annual servicing fee related to the servicing of the receivables sold. The Company also pays AGCO Finance LLC and AGCO Finance Canada, Ltd. a subsidized interest payment with respect to the sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the facilities. These fees were reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Consolidated Statements of Operations.

Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” and “Interest expense, net” in the Company’s Consolidated Statements of Operations, were approximately $16.1 million during 2010. Losses on sales of receivables primarily from the Company’s European securitization facilities and former U.S. and Canadian securitization facilities were approximately $15.6 million and $27.3 million in 2009 and 2008, respectively, and were reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations. The losses in 2009 and 2008 were determined by calculating the estimated present value of receivables sold compared to their carrying amount. The present value is based on historical collection experience and a discount rate representing the spread over LIBOR as prescribed under the terms of the former securitization agreements.

The Company’s AGCO Finance retail finance joint ventures in Europe, Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2010 and 2009, these retail finance joint ventures had approximately $221.8 million and $176.9 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements in accordance with ASU 2009-16 and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables pursuant to the guidelines of ASU 2009-16 and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.	Investments in Affiliates

Investments in affiliates as of December 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Retail finance joint ventures	$305.7	$258.7
Manufacturing joint ventures	82.5	84.4
Other joint ventures	9.8	10.8

	$398.0	$353.9

The manufacturing joint ventures as of December 31, 2010 consisted of GIMA and Laverda, an operating joint venture with the Italian ARGO group that manufactures harvesting equipment and a joint venture with a third party manufacturer to produce engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s equity in net earnings of affiliates for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008

Retail finance joint ventures	$43.4	$36.4	$29.7
Manufacturing and other joint ventures	6.3	2.3	9.1

	$49.7	$38.7	$38.8

Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	As of December 31,
	2010	2009

Total assets	$7,092.8	$6,389.3
Total liabilities	6,469.0	5,861.3
Partners’ equity	623.8	528.0

	For the Years Ended December 31,
	2010	2009	2008

Revenues	$352.9	$335.8	$295.6
Costs	212.2	229.0	206.0

Income before income taxes	$140.7	$106.8	$89.6

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

Laverda is the Company’s operating joint venture with ARGO, located in Breganze, Italy, and manufactures harvesting equipment. In addition to producing Laverda branded combines, the Breganze factory manufactures mid-range combine harvesters for AGCO’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East. The joint venture also includes Laverda’s ownership in Fella-Werke GMBH (“Fella”), a German manufacturer of grass and hay machinery. The Company identified goodwill and other identifiable intangible assets at the formation of the joint venture in 2007, as the Company’s investment was greater than the fair value of the underlying equity in the net assets received. The goodwill and intangible asset balances are included in the recorded balance of the “Investments in Affiliates” line of the Company’s Consolidated Balance Sheets. The amortization of the other identifiable intangible assets is included in the Company’s share of its earnings or losses from its investment within the “Equity in net earnings of affiliates” line item of the Company’s Consolidated Statements of Operations. The acquired other identifiable intangible assets of Laverda are summarized in the following table (in millions):

		Weighted-Average
Intangible Asset	Amount	Useful Life

Tradenames	$4.3	Indefinite
Technology and patents	0.8	5 years
Distribution network	7.8	17 years

	$12.9

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The joint venture partners determined that the Laverda and Fella tradenames have an indefinite useful life. The Laverda tradename has been in existence since 1890 and is currently sold in over 35 countries worldwide. The Fella tradename has been in existence since 1918. Both the Laverda brand and the Fella brand are primary product lines of the Company’s Laverda operating joint venture, and the joint venture partners plan to use these tradenames for an indefinite period of time. The joint venture partners plan to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the joint venture partners are aware of or that they believe would limit the useful lives of the tradenames. The Laverda and Fella tradename registrations can be renewed at a nominal cost in the countries in which the operating joint venture operates. The Company performed an annual impairment test of the investment in Laverda as of October 1, 2010 and 2009 and concluded that no indication of impairment existed.

Summarized financial information of the Company’s Laverda operating joint venture as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	As of December 31,
	2010	2009

Total assets	$231.6	$250.9
Total liabilities	90.4	101.7
Partners’ equity	141.2	149.2

	For the Years Ended December 31,
	2010	2009	2008

Revenues	$188.5	$180.8	$275.6
Costs	182.0	175.5	251.2

Income before income taxes	$6.5	$5.3	$24.4

The investment balance in Laverda as of December 31, 2010 and 2009 was $70.6 million and $74.6 million, respectively.

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $184.9 million and $176.9 million as of December 31, 2010 and 2009, respectively.

6.	Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2010, 2009, and 2008 (in millions):

	2010	2009	2008

United States	$(53.5)	$(29.7)	$(67.6)
Foreign	328.4	184.1	579.1

Income before income taxes and equity in net earnings of affiliates	$274.9	$154.4	$511.5

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2010, 2009, and 2008 consisted of the following (in millions):

	2010	2009	2008

Current:
United States:
Federal	$(7.1)	$(4.0)	$(5.7)
State	—	0.2	—
Foreign	108.6	83.4	162.8

	101.5	79.6	157.1
Deferred:
United States:
Federal	0.1	(0.4)	1.5
State	—	—	—
Foreign	2.8	(21.5)	5.8

	2.9	(21.9)	7.3

	$104.4	$57.7	$164.4

At December 31, 2010, the Company’s foreign subsidiaries had approximately $2.6 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008 is as follows (in millions):

	2010	2009	2008

Provision for income taxes at United States federal statutory rate of 35%	$96.2	$53.9	$179.1
State and local income taxes, net of federal income tax benefit	(0.9)	0.7	(0.3)
Taxes on foreign income which differ from the United States statutory rate	(4.0)	16.4	1.8
Tax effect of permanent differences	(10.2)	20.7	(23.7)
Change in valuation allowance	0.7	(38.8)	6.9
Change in tax contingency reserves	21.7	3.3	(2.6)
Other	0.9	1.5	3.2

	$104.4	$57.7	$164.4

The “change in valuation allowance” for the year ended December 31, 2009 includes a $39.5 million favorable adjustment which was fully offset by a write-off of certain foreign tax assets reflected in “tax effects of permanent differences.” Due to the fact that these tax assets had not been expected to be utilized in future years, the Company had previously maintained a valuation allowance against the tax assets. Accordingly, this write-off resulted in no impact to our income tax provision for the year ended December 31, 2009.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Deferred Tax Assets:
Net operating loss carryforwards	$210.7	$215.0
Sales incentive discounts	41.1	40.4
Inventory valuation reserves	18.4	23.0
Pensions and postretirement health care benefits	74.5	86.6
Warranty and other reserves	88.1	92.5
Other	33.6	27.2

Total gross deferred tax assets	466.4	484.7
Valuation allowance	(262.5)	(261.7)

Total net deferred tax assets	203.9	223.0

Deferred Tax Liabilities:
Tax over book depreciation and amortization	178.3	178.1
Other	32.0	30.0

Total deferred tax liabilities	210.3	208.1

Net deferred tax assets (liabilities)	$(6.4)	$14.9

Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$52.6	$63.6
Deferred tax assets — noncurrent	58.0	70.0
Other current liabilities	(13.1)	—
Other noncurrent liabilities	(103.9)	(118.7)

	$(6.4)	$14.9

The Company recorded a net deferred tax liability of $6.4 million and a net deferred tax asset of $14.9 million as of December 31, 2010 and 2009, respectively. As reflected in the preceding table, the Company established a valuation allowance of $262.5 million and $261.7 million as of December 31, 2010 and 2009, respectively.

The change in the valuation allowance for the years ended December 31, 2010, 2009 and 2008 was an increase of $0.8 million, a decrease of $32.7 million, and an increase of $6.9 million, respectively. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the valuation allowance at December 31, 2010 and 2009 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $747.1 million as of December 31, 2010, with expiration dates as follows: 2011 — $1.6 million; 2013 — $0.1 million; 2015 — $57.1 million; and thereafter or unlimited — $688.3 million. These net operating loss carryforwards include United States net loss carryforwards of $377.8 million and foreign net operating loss carryforwards of $369.3 million. The Company

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid income taxes of $88.3 million, $67.8 million, and $152.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010 and December 31, 2009, the Company had $48.2 million and $21.8 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2010 and December 31, 2009, the Company had approximately $14.2 million and $3.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2010 and December 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.2 million and $1.9 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the year ended December 31, 2010 and 2009 are as follows (in millions):

	2010	2009

Gross unrecognized income tax benefits	$21.8	$20.1
Additions for tax positions of the current year	17.3	8.4
Additions for tax positions of prior years	9.7	1.3
Reductions for tax positions of prior years for:
Changes in judgments	—	(1.7)
Settlements during the period	—	(4.0)
Lapses of applicable statute of limitations	(0.6)	(2.3)

Gross unrecognized income tax benefits	$48.2	$21.8

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. During 2009, agreements reached previously with tax authorities in France for various open tax years required settlement of approximately $3.0 million. Also during 2009, a $1.0 million tax position was settled in the United Kingdom. As of December 31, 2010, a number of income tax examinations in other foreign jurisdictions were currently ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable to provide a reasonable estimate of the change that may occur within the next 12 months. Although there are ongoing examinations in various jurisdictions, the 2007 through 2010 tax years generally remain subject to examination in the United States by federal and state authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2005 through 2010 tax years generally remain subject to examination by their respective tax authorities.

During 2010, changes in U.K. tax legislation affected the taxation of certain distributable profits of subsidiary companies that have not yet been repatriated to the United Kingdom. As a result of these legislative changes, approximately $5.0 million of other tax contingency reserves were reclassified to the gross unrecognized tax benefits reserves. The net impact of movements in the gross unrecognized tax benefits reserves to the income statement for 2010 was $21.7 million.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Indebtedness

Indebtedness consisted of the following at December 31, 2010 and 2009 (in millions):

	December 31,	December 31,
	2010	2009

6 7/8% Senior subordinated notes due 2014	$267.7	$286.5
1 3/4% Convertible senior subordinated notes due 2033	161.0	193.0
1 1/4% Convertible senior subordinated notes due 2036	175.2	167.5
Securitization facilities	113.9	—
Other long-term debt	0.2	0.1

	718.0	647.1
Less: Current portion of long-term debt	(0.1)	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(161.0)	(193.0)
Securitization facilities	(113.9)	—

Total indebtedness, less current portion	$443.0	$454.0

At December 31, 2010, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2012	$0.1
2013	—
2014	267.7
2015	—
2016	—
Thereafter	175.2

$443.0

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible senior subordinated notes

The following table sets forth as of December 31, 2010 and 2009 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes (in millions):

	December 31,
	2010	2009

1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$16.1	$39.9

Principal amount of the liability component	$161.0	$201.3
Less: unamortized discount	—	(8.3)

Net carrying amount	$161.0	$193.0

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(26.1)	(33.8)

Net carrying amount	$175.2	$167.5

The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes (in millions):

	Years Ended December 31,
	2010	2009	2008

1 3/4% Convertible senior subordinated notes:
Interest expense	$10.8	$11.3	$10.9

1 1/4% Convertible senior subordinated notes:
Interest expense	$10.2	$9.8	$9.4

The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for each of the years ended December 31, 2010, 2009 and 2008 was 6.1% for both notes. The unamortized discount for the 1 3/4% convertible senior subordinated notes was amortized through December 2010 and the unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013 as this is the earliest date the notes holders can require the Company to repurchase the notes.

Cash payments for interest were approximately $47.0 million, $51.1 million and $49.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share,

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.0182 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2011, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of the Company’s common stock. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of the Company’s common stock. Holders may also require the Company to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of the Company’s subsidiaries. The notes are equal in right of payment with the Company’s 6 7/8% senior subordinated notes due 2014 and its 1 3/4% convertible senior subordinated notes due 2033.

The Company’s $161.0 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes had been converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions, as discussed below. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. As of December 31, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of the Company’s common stock. Holders of the notes may also require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest as of December 31 2010, as well as settle any excess conversion value with shares of the Company’s common stock.

As of December 31, 2010 and 2009, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2010 and 2009, respectively, and, therefore, the Company classified the notes as a current liability. In accordance with ASU 2009-04, “Accounting for Redeemable Equity Instruments,” the Company also classified the equity component of the 1 3/4% convertible senior subordinated notes as “temporary equity” as of December 31, 2009. The amount classified as “temporary equity” was measured as the excess of (a) the amount of cash that would be required to be paid upon conversion over (b) the current carrying amount of the liability-classified component. As of December 31, 2010, the amount of principal cash required to be repaid upon conversion of the 1 3/4% convertible senior subordinated notes was equivalent to the carrying amount of the liability-classified component. Future classification of both series of notes between current and long-term debt and classification of the equity component of the 1 1/4% convertible senior subordinated notes as “temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters.

During 2010, the Company repurchased approximately $37.5 million of principal amount of its 1 3/4% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes and resulted in a loss on extinguishment of approximately $0.2 million reflected in “interest expense, net.” The Company reflected both the repurchase of the principal and the excess conversion value of the notes totaling $58.1 million within “Repurchase or conversion of convertible senior subordinated notes” in the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2010. In addition, during 2010, holders of the Company’s 1 3/4% convertible senior subordinated notes converted $2.7 million of principal amount of the notes. The Company issued 60,986 shares associated with the $2.7 million excess conversion value of the notes. The loss on extinguishment associated with the conversions of the notes was less than $0.1 million and was reflected in “Interest expense, net”. The Company reflected the repayment of the principal of the notes totaling $2.7 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2010.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2010 and 2009, outstanding letters of credit issued under the revolving credit facility totaled $9.8 million and $9.3 million, respectively.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-currency revolving credit facility

The Company’s $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon the Company’s total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon the Company’s total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. The Company also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of December 31, 2010 and 2009, the Company had no outstanding borrowings under the facility. As of December 31, 2010 and 2009, the Company had availability to borrow $290.2 million and $290.7 million, respectively, under the facility.

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

As discussed in Note 1, as a result of the adoption of ASU 2009-17, the Company determined that its GIMA joint venture should no longer be consolidated into the Company’s results of operations or financial position as the Company does not have a controlling financial interest in GIMA. The amounts disclosed below for the years ended December 31, 2009 and 2008 have been retroactively restated to reflect the deconsolidation of GIMA.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net annual pension costs for the years ended December 31, 2010, 2009 and 2008 are set forth below (in millions):

Pension benefits	2010	2009	2008

Service cost	$15.2	$8.8	$9.5
Interest cost	38.4	36.7	41.8
Expected return on plan assets	(32.8)	(29.5)	(42.5)
Amortization of net actuarial loss	8.6	6.5	8.3
Amortization of prior service cost (credit)	2.2	(0.2)	(0.3)
Settlement loss	—	0.1	0.5
Special termination benefits	0.1	—	—

Net annual pension cost	$31.7	$22.4	$17.3

The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

All plans:
Weighted average discount rate	5.7%	6.6%	5.9%
Weighted average expected long-term rate of return on plan assets	7.0%	7.0%	7.1%
Rate of increase in future compensation	2.5-4.5%	3.0-4.0%	3.0-4.0%
U.S.-based plans:
Weighted average discount rate	5.5%	6.25%	6.25%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A	N/A

Net annual postretirement benefit costs for the years ended December 31, 2010, 2009 and 2008 are set forth below (in millions, except percentages):

Postretirement benefits	2010	2009	2008

Service cost	$0.1	$0.1	$—
Interest cost	1.5	1.7	1.5
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Amortization of unrecognized net loss	0.2	0.3	0.2
Other	—	—	0.1

Net annual postretirement benefit cost	$1.5	$1.8	$1.5

Weighted average discount rate	5.65%	6.33%	6.25%

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2010 and 2009 (in millions):

			Postretirement
	Pension Benefits		Benefits
Change in benefit obligation	2010	2009	2010	2009

Benefit obligation at beginning of year	$728.2	$535.7	$28.1	$28.6
Service cost	15.2	8.8	0.1	0.1
Interest cost	38.4	36.7	1.5	1.7
Plan participants’ contributions	1.6	1.5	—	—
Actuarial (gain) loss	(3.4)	130.7	0.9	(0.8)
Amendments	3.3	—	—	—
Settlements	—	(1.4)	—	—
Curtailments	(0.5)	—	—	—
Benefits paid	(44.7)	(39.1)	(1.9)	(1.7)
Special termination benefits and other	0.3	—	—	—
Foreign currency exchange rate changes	(25.0)	55.3	0.1	0.2

Benefit obligation at end of year	$713.4	$728.2	$28.8	$28.1

			Postretirement
	Pension Benefits		Benefits
Change in plan assets	2010	2009	2010	2009

Fair value of plan assets at beginning of year	$489.2	$399.3	$—	$—
Actual return on plan assets	66.7	57.7	—	—
Employer contributions	31.2	28.0	1.9	1.7
Plan participants’ contributions	1.6	1.5	—	—
Benefits paid	(44.7)	(39.1)	(1.9)	(1.7)
Settlements	—	(1.4)	—	—
Other	0.1	—	—	—
Foreign currency exchange rate changes	(15.0)	43.2	—	—

Fair value of plan assets at end of year	$529.1	$489.2	$—	$—

Funded status	$(184.3)	$(239.0)	$(28.8)	$(28.1)
Unrecognized net actuarial loss	234.9	281.3	6.7	6.0
Unrecognized prior service credit	(1.2)	(2.3)	(0.2)	(0.5)
Accumulated other comprehensive loss	(233.7)	(279.0)	(6.5)	(5.5)

Net amount recognized	$(184.3)	$(239.0)	$(28.8)	$(28.1)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$0.5	$0.6	$—	$—
Other current liabilities	(5.0)	(5.1)	(1.7)	(1.8)
Pensions and postretirement health care benefits (noncurrent)	(179.8)	(234.5)	(27.1)	(26.3)

Net amount recognized	$(184.3)	$(239.0)	$(28.8)	$(28.1)

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued pension costs of approximately $3.2 million and $3.4 million have been classified as current liabilities within “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively, related to the Company’s phased retirement plan obligations in Germany.

As of December 31, 2010, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $234.9 million and a net prior service credit of approximately $1.2 million related to the Company’s defined benefit pension plans. The estimated net actuarial loss and net prior service credit for defined benefit pension plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2011 are approximately $6.7 million and $0.2 million, respectively.

As of December 31, 2010, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $6.7 million and a net prior service credit of approximately $0.2 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial loss and net prior service credit for postretirement health care benefit plans that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2011 are approximately $0.3 million and $0.2 million, respectively.

The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2010 and 2009 are as follows:

	2010	2009

All plans:
Weighted average discount rate	5.6%	5.7%
Rate of increase in future compensation	2.5-4.5%	2.5-4.5%
U.S. — based plans:
Weighted average discount rate	5.4%	5.5%
Rate of increase in future compensation	N/A	N/A

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2010 and 2009 was 5.6% and 5.65%, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were $735.4 million, $669.5 million and $521.9 million, respectively, as of December 31, 2010 and $746.7 million, $679.3 million and $479.5 million, respectively, as of December 31, 2009. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s U.S. — based qualified pension plans were $47.5 million, $47.5 million and $35.9 million, respectively, as of December 31, 2010, and $47.5 million, $47.5 million and $33.0 million, respectively, as of December 31, 2009. The Company’s accumulated comprehensive loss as of December 31, 2010 reflects a reduction of equity of $240.2 million, net of taxes of $67.3 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2010 reflects a reduction of equity of approximately $0.9 million, net of taxes of $0.3 million, related to the Company’s GIMA and Fella joint ventures. The amount represents 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan and 50% of Fella’s unrecognized net actuarial losses associated with its pension plan. The Company’s accumulated comprehensive loss as of December 31, 2009 reflects a reduction of equity of $284.5 million, net of taxes of $80.1 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2009 reflects a reduction of equity of approximately $0.4 million, net of taxes of $0.1 million, related to the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s GIMA joint venture. The amount represents 50% of GIMA’s unrecognized net actuarial losses associated with its pension plan.

For the year ended December 31, 2010, the Company changed its discount rate setting methodology in the countries where its largest benefit obligations exist to take advantage of a more globally consistent methodology. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the yield curve is constructed is consistent. In the United States, the bond portfolio is sufficiently large enough to result in taking a “settlement approach” to derive the discount rate, where high quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s largest U.S. pension plan’s projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and thereby determines the present value of all future payments.

For the year ended December 31, 2009, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans, postretirement health care benefit plans and its Executive Nonqualified Pension Plan (“ENPP”) by matching the projected cash flows of its largest pension plan to the Citigroup Pension Discount Curve. For the U.K. plan, the Company derived the discount rate based on a yield curve developed from the constituents of the Merrill Lynch AA- rated corporate bond index. The discount rate for the U.K. plan for the year ended December 31, 2009 was a single weighted-average rate based on the approximate future cash flows of the plan. For countries within the Euro Zone, the Company derived an AA-rated corporate bond yield curve by selecting bonds included in the iBoxx corporate indices and creating a discount rate curve based on a series of model cash flows. Discount rates for each plan were then determined based on each plan’s liability duration. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows.

Investment strategy and concentration of risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2010 and 2009 are as follows:

Asset Category	2010	2009

Large and small cap domestic equity securities	28%	24%
International equity securities	14%	15%
Domestic fixed income securities	22%	22%
Other investments	36%	39%

Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2010 and 2009 are as follows:

Asset Category	2010	2009

Equity securities	41%	39%
Fixed income securities	34%	35%
Other investments	25%	26%

Total	100%	100%

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension assets as of December 31, 2010 is as follows (in millions):

	Total	Level 1	Level 2	Level 3

Equity securities:
Global equities	$140.5	$140.5	$—	$—
Non-U.S. equities	5.3	5.3	—	—
U.K. equities	53.8	53.8	—	—
U.S. large cap equities	5.3	5.3	—	—
U.S. small cap equities	3.7	3.7	—	—

Total equity securities	208.6	208.6	—	—

Fixed income:
Aggregate fixed income	7.5	7.5	—	—
International fixed income	157.0	157.0	—	—

Total fixed income share(1)	164.5	164.5	—	—

Cash and equivalents:
Cash	10.9	—	10.9	—

Total cash and equivalents	10.9	—	10.9	—

Alternative investments(2)	126.2	—	—	126.2
Miscellaneous funds(3)	18.9	—	—	18.9

Total assets	$529.1	$373.1	$10.9	$145.1

(1)	42% of “fixed income” securities are in government treasuries; 23% are in investment-grade corporate bonds; 10% are in foreign bonds; and 25% are in other various fixed income securities.

(2)	29% of “alternative investments” are in long-short equity funds; 14% are in multi-strategy funds; 14% are in event-driven funds; 12% are in relative value funds; 8% are in credit funds; and 23% are distributed in hedged and non-hedged funds.

(3)	“Miscellaneous funds” consist of pooled funds in Australia and insurance contracts in Finland, Norway and Switzerland.

The following is a reconciliation of Level 3 assets as of December 31, 2010 (in millions):

		Alternative	Miscellaneous
	Total	Investments	Funds

Beginning balance as of December 31, 2009	$144.3	$127.6	$16.7
Actual return on plan assets:
(a) Relating to assets still held at reporting date	8.5	7.7	0.8
(b) Relating to assets sold during period	0.4	0.4	—
Purchases, sales and /or settlements	(1.5)	(3.1)	1.6
Transfers in and /or out of Level 3	(2.0)	(2.0)	—
Foreign currency exchange rate changes	(4.6)	(4.4)	(0.2)

Ending balance as of December 31, 2010	$145.1	$126.2	$18.9

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension assets as of December 31, 2009 is as follows (in millions):

	Total	Level 1	Level 2	Level 3

Equity securities:
Global equities	$82.6	$82.6	$—	$—
Non-U.S. equities	4.8	4.8	—	—
U.K. equities	92.6	92.6	—	—
U.S. large cap equities	4.7	4.7	—	—
U.S. small cap equities	2.9	2.9	—	—

Total equity securities	187.6	187.6	—	—

Fixed income:
Aggregate fixed income	7.2	7.2	—	—
International fixed income	146.8	146.8	—	—

Total fixed income share(1)	154.0	154.0	—	—

Cash and equivalents:
Cash	3.3	0.1	3.2	—

Total cash and equivalents	3.3	0.1	3.2	—

Alternative investments(2)	127.6	—	—	127.6
Miscellaneous funds(3)	16.7	—	—	16.7

Total assets	$489.2	$341.7	$3.2	$144.3

(1)	45% of “fixed income” securities are in government treasuries; 25% are in investment-grade corporate bonds; 20% are in foreign bonds; and 10% are in other various fixed income securities.

(2)	27% of “alternative investments” are in long-short equity funds; 16% are in multi-strategy funds; 15% are in event-driven funds; 11% are in relative value funds; 11% are in credit funds; and 20% are distributed in hedged and non-hedged funds.

(3)	“Miscellaneous funds” consist of pooled funds in Australia and insurance contracts in Finland, Norway and Switzerland.

The following is a reconciliation of Level 3 assets as of December 31, 2009 (in millions):

		Alternative	Miscellaneous
	Total	Investments	Funds

Beginning balance as of December 31, 2008	$122.6	$110.6	$12.0
Actual return on plan assets:
(a) Relating to assets still held at reporting date	17.4	15.8	1.6
(b) Relating to assets sold during period	2.7	2.7	—
Purchases, sales and /or settlements	(11.0)	(12.6)	1.6
Transfers in and /or out of Level 3	—	—	—
Foreign currency exchange rate changes	12.6	11.1	1.5

Ending balance as of December 31, 2009	$144.3	$127.6	$16.7

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement benefits. As such, the key objective in the pension plans’ financial management is to promote stability and, to the extent appropriate, growth in funded status.

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of retirement fund investments is 31% large- and small-cap domestic equity securities, 15% international equity securities, 24% broad fixed income securities and 30% in alternative investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 8.5%. In arriving at the choice of an expected return assumption of 8% for its U.S.-based plans, the Company has tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 28% of assets for the near-term benefit payments and 72% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based plans, the Company has tempered this historical indicator with lower expectation for returns and equity investment in the future as well as the administrative costs of the plans.

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

For measuring the expected U.S. postretirement benefit obligation at December 31, 2010, the Company assumed an 8.5% health care cost trend rate for 2011, decreasing to 5.0% by 2018. For measuring the expected U.S. postretirement benefit obligation at December 31, 2009, the Company assumed an 8.5% health care cost trend rate for 2010, decreasing to 4.9% by 2060. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2010 and 2009, the Company assumed a 10.0% health care cost trend rate for 2011 and 2010, respectively, decreasing to 5.5% by 2020 and 2019, respectively. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2011 and the accumulated postretirement benefit obligation at December 31, 2010 (in millions):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.0	$(2.6)

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently estimates its minimum contributions to its U.S.-based defined pension plans for 2011 will aggregate approximately $2.1 million. The Company currently estimates its benefit payments for 2011 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.7 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2011 to its non-U.S.- based defined pension plans will aggregate approximately $28.3 million, of which approximately $20.7 million relates to its U.K. pension plan.

During 2010, approximately $44.7 million of benefit payments were made related to the Company’s pension plans. At December 31, 2010, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2011	$45.7
2012	48.1
2013	50.8
2014	50.3
2015	50.0
2016 through 2020	257.6

$502.5

During 2010, approximately $1.9 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2010, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2011	$1.7
2012	1.8
2013	1.9
2014	2.0
2015	2.0
2016 through 2020	10.4

$19.8

The ENPP provides a group of senior Company executives with retirement income for a period of 15 years based on a percentage of their average final salary and bonus, reduced by the executive’s social security benefits and 401(k) employer matching contributions account. The benefit paid to the executives ranges from 2.25% to 3% of the average of the last three years of their base salary plus bonus prior to their termination of employment (“final earnings”) times credited years of service, with a maximum benefit of 45% to 60% of the final earnings, depending on the level of the executive. For nearly all participants, benefits under the ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the ENPP), but are not payable until the participant reaches age 65 or upon termination of services because of death or disability, adjusted to reflect payment prior to age 65.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net annual ENPP cost and the measurement assumptions for the plans for the years ended December 31, 2010, 2009 and 2008 are set forth below (in millions, except percentages):

	2010	2009	2008

Service cost	$1.4	$1.2	$1.1
Interest cost	0.9	0.8	0.6
Amortization of prior service cost	0.5	0.5	0.5
Recognized actuarial gain	—	(0.1)	(0.2)

Net annual ENPP costs	$2.8	$2.4	$2.0

Discount rate	5.5%	6.25%	6.25%
Rate of increase in future compensation	5.0%	5.0%	5.0%

The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2010 and 2009 (in millions):

Change in benefit obligation	2010	2009

Benefit obligation at beginning of year	$16.5	$12.4
Service cost	1.4	1.2
Interest cost	0.9	0.8
Actuarial loss	2.3	2.5
Amendments	0.2	—
Benefits paid	(0.8)	(0.4)

Benefit obligation at end of year	$20.5	$16.5

Funded status	$(20.5)	$(16.5)
Unrecognized net actuarial loss	3.0	0.7
Unrecognized prior service cost	2.6	2.9
Accumulated other comprehensive loss	(5.6)	(3.6)

Net amount recognized	$(20.5)	$(16.5)

Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(0.9)	$(0.7)
Pensions and postretirement health care benefits (noncurrent)	(19.6)	(15.8)

Net amount recognized	$(20.5)	$(16.5)

The weighted average discount rate used to determine the benefit obligation for the ENPP for the years ended December 31, 2010 and 2009 was 5.4% and 5.5%, respectively.

At December 31, 2010, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $3.0 million and a net prior service cost of approximately $2.6 million related to the ENPP. The estimated net actuarial loss and net prior service cost related to the ENPP that will be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2011 are approximately $0.1 million and $0.6 million, respectively.

At December 31, 2010 and 2009, the Company recorded a reduction to equity of $5.6 million and $3.6 million, respectively, related to the unfunded projected benefit obligation of the ENPP. As the Company is not benefiting losses for tax purposes in the United States, there was no tax impact to these charges.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, approximately $0.8 million of benefit payments were made related to the ENPP. At December 31, 2010, the aggregate expected benefit payments for the ENPP are as follows (in millions):

2011	$0.9
2012	1.0
2013	1.2
2014	1.2
2015	0.8
2016 through 2020	9.6

$14.7

The Company maintains separate defined contribution plans covering certain employees primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $9.0 million, $9.1 million and $9.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9.	Common Stock

At December 31, 2010, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 93.1 million shares of common stock outstanding, approximately 1.9 million shares reserved for issuance under the Company’s Option Plan (Note 10), and approximately 0.8 million shares reserved for issuance under the Company’s 2006 Long — Term Incentive Plan (the “2006 Plan”) (Note 10).

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Compensation expense recorded during 2010, 2009 and 2008 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2010, 2009 and 2008 was $33.62, $21.55 and $57.12, respectively. Based on the level of performance achieved as of December 31, 2010, 77,685 shares were earned under the 2008-2010 performance period. The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Approximately 50,332 shares were issued on February 23, 2011, net of approximately 27,353 shares that will be withheld for taxes related to the earned awards. Based on the level of performance achieved as of December 31, 2009, 883,188 shares were earned under the 2007-2009 performance period and 551,152 shares were issued on February 26, 2010, net of 332,036 shares that were withheld for taxes related to the earned awards.

During 2010, the Company granted 767,000 awards for the three-year performance period commencing in 2010 and ending in 2012 assuming the maximum target level of performance is achieved. Performance award transactions during 2010 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,742,868
Shares awarded	767,000
Shares forfeited or unearned	(515,929)
Shares earned	(77,685)

Shares awarded but not earned at December 31	1,916,254

As of December 31, 2010, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $17.2 million, and the weighted average period over which it is expected to be recognized is approximately two years.

On December 6, 2007, the Board of Directors of the Company approved two retention-based restricted stock awards of $2,000,000 each to the Company’s Chairman, President and Chief Executive Officer. The first award was granted on December 6, 2007 and totaled 28,839 shares that vest over a five-year period at the rate of 25% at the end of the third year, 25% at the end of the fourth year, and 50% at the end of the fifth year. The second award was granted on December 5, 2008 and totaled 99,010 shares that vest over a four-year period at the rate of 25% at the end of the second year, 25% at the end of the third year, and 50% at the end of the fourth year. Vesting is subject to his continued employment by the Company on the date of vesting, except under certain circumstances such as a change in control. The Company recognizes stock compensation expense ratably over the vesting period for each grant.

In addition to the performance share plan, certain executives and key managers are eligible to receive grants of stock-settled appreciation rights (“SSARs”) or incentive stock options depending on the participant’s

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately

$2.5 million, $2.3 million and $1.7 million associated with SSAR award grants during 2010, 2009 and 2008, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the year ended December 31, 2010 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Weighted average grant-date fair value	$14.49	$7.46	$17.90
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5	5.5
Risk-free interest rate	2.4%	1.6%	2.7%
Expected volatility	48.5%	45.3%	38.0%
Expected dividend yield	—	—	—

SSAR transactions during the year ended December 31, 2010 were as follows:

SSARs outstanding at January 1	716,838
SSARs granted	189,500
SSARs exercised	(85,688)
SSARs canceled or forfeited	(22,453)

SSARs outstanding at December 31	798,197

SSAR price ranges per share:
Granted	$32.01-44.55
Exercised	21.45-37.38
Canceled or forfeited	21.45-66.20
Weighted average SSAR exercise prices per share:
Granted	$33.63
Exercised	25.72
Canceled or forfeited	33.34
Outstanding at December 31	32.29

At December 31, 2010, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of December 31, 2010, the total compensation cost related to unvested SSARs

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not yet recognized was approximately $3.9 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average		Exercisable
		Remaining		as of
	Number of	Contractual Life	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	2010	Exercise Price

$21.45 - $24.51	341,781	4.4	$22.01	140,437	$22.91
$26.00 - $37.38	354,329	4.7	$35.17	117,704	$37.10
$44.55 - $66.20	102,087	4.1	$56.71	50,950	$56.83

	798,197			309,091	$33.90

The total fair value of SSARs vested during 2010 was approximately $1.9 million. There were 489,106 SSARs that were not vested as of December 31, 2010. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2010 was $15.3 million and $5.5 million, respectively. The total intrinsic value of SSARs exercised during 2010 was approximately $1.4 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

On January 26, 2011, the Company granted 305,100 performance award shares (subject to the Company achieving future target levels of performance) and 146,700 SSARs under the 2006 Plan.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2010 grant was made on April 22, 2010 and equated to 23,380 shares of common stock, of which 17,303 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $0.9 million during 2010 associated with these grants.

As of December 31, 2010, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.8 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan

There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during 2010 were as follows:

Options outstanding and exercisable at January 1	52,175
Options granted	—
Options exercised	(32,900)
Options canceled or forfeited	—

Options outstanding and exercisable at December 31	19,275

Options available for grant at December 31	1,935,437

Option price ranges per share:
Granted	$—
Exercised	10.06-20.85
Canceled or forfeited	—
Weighted average option exercise prices per share:
Granted	$—
Exercised	13.94
Canceled or forfeited	—
Outstanding at December 31	16.31

At December 31, 2010, the outstanding and exercisable options had a weighted average remaining contractual life of approximately one year and an aggregate intrinsic value of approximately $0.7 million.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	Options Outstanding and Exercisable
	as of December 31, 2010
		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price

$15.12 - $20.85	19,275	1.0	$16.31

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $0.9 million, $0.0 million and $0.8 million, respectively. Cash proceeds received from stock option exercises during 2010, 2009 and 2008 was approximately $0.5 million, $0.0 million and $0.3 million, respectively. The Company realized an insignificant tax benefit from the exercise of these options.

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

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Flow Hedges

During 2010, 2009 and 2008, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2010, 2009 and 2008 was approximately $(3.1) million, $(14.5) million and $14.1 million, respectively, on an after-tax basis. The amount of the (loss) gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2010, 2009 and 2008 was approximately $1.2 million, $(1.3) million and $(36.7) million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2010 range in maturity through December 2011.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in accumulated other comprehensive income (loss) related to the derivatives held by the Company during the years ended December 31, 2010, 2009 and 2008 (in millions):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated derivative net gains as of December 31, 2007	$11.4	$3.7	$7.7
Net changes in fair value of derivatives	(49.5)	(19.2)	(30.3)
Net gains reclassified from accumulated other comprehensive income into income	(16.0)	(1.9)	(14.1)

Accumulated derivative net losses as of December 31, 2008	(54.1)	(17.4)	(36.7)
Net changes in fair value of derivatives	34.6	13.7	20.9
Net losses reclassified from accumulated other comprehensive loss into income	18.1	3.6	14.5

Accumulated derivative net losses as of December 31, 2009	(1.4)	(0.1)	(1.3)
Net changes in fair value of derivatives	—	0.6	(0.6)
Net losses reclassified from accumulated other comprehensive loss into income	3.1	—	3.1

Accumulated derivative net gains as of December 31, 2010	$1.7	$0.5	$1.2

As of December 31, 2010 and 2009, the Company had outstanding foreign currency contracts with a notional amount of approximately $111.1 million and $139.3 million, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2010, 2009 and 2008, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of December 31, 2010 and 2009, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,002.3 million and $1,107.0 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in other expense, net. For the years ended December 31, 2010, 2009 and 2008, the Company recorded a net gain of approximately $37.3 million and 51.0 million and a net loss of approximately $85.2 million, respectively, under the caption of other expense, net related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the fair value of derivative instruments as of December 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
	As of December 31, 2010		As of December 31, 2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.3	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	12.0	Other current liabilities	8.7

Total derivative instruments		$14.3		$8.7

The table below sets forth the fair value of derivative instruments as of December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
	As of December 31, 2009		As of December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.5	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	14.9	Other current liabilities	3.6

Total derivative instruments		$17.4		$3.6

Counterparty Risk

The Company regularly monitors the counterparty risk and credit ratings of all the counterparties to the derivative instruments. The Company believes that its exposures are appropriately diversified across counterparties and that these counterparties are creditworthy financial institutions. If the Company perceives any risk with a counterparty, then the Company would cease to do business with that counterparty. There have been no negative impacts to the Company from any non-performance of any counterparties.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

The future payments required under the Company’s significant commitments as of December 31, 2010 are as follows (in millions):

	Payments Due By Period
	2011	2012	2013	2014	2015	Thereafter	Total

Interest payments related to indebtedness(1)	$23.3	$20.9	$20.9	$6.2	$—	$—	$71.3
Capital lease obligations	2.3	1.1	0.4	0.2	0.1	—	4.1
Operating lease obligations	42.8	29.0	19.1	10.5	7.0	36.3	144.7
Unconditional purchase obligations(2)	63.2	12.2	1.0	—	0.1	—	76.5
Other short-term and long-term obligations(3)	50.1	29.7	26.0	33.3	23.6	105.4	268.1

Total contractual cash obligations	$181.7	$92.9	$67.4	$50.2	$30.8	$141.7	$564.7

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods.

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

(3)	Other short-term and long-term obligations include estimates of future minimum contribution requirements under the Company’s U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries the Company operates within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions. In addition, short-term obligations include amounts due to financial institutions related to sales of certain receivables that did not meet the off-balance sheet criteria under ASU 2009-16.

	Amount of Commitment Expiration Per Period
	2011	2012	2013	2014	2015	Thereafter	Total

Guarantees	$122.6	$3.0	$1.6	$0.9	$0.3	$—	$128.4

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

At December 31, 2010, the Company guaranteed indebtedness owed to third parties of approximately $128.4 million, primarily related to dealer and end user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2015. The Company believes the credit risk associated with these guarantees is not material to its financial position. Losses under such guarantees have historically been insignificant. In addition, the Company would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

At December 31, 2010, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,113.4 million. The outstanding contracts as of December 31, 2010 range in maturity through December 2011 (Note 11).

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

Total lease expense under noncancelable operating leases was $50.2 million, $48.5 million and $45.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $22.3 million and $11.6 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2010 and 2009, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

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

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2010, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $54.6 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial condition.

13.	Related Party Transactions

Rabobank, a AAA rated financial institution based in The Netherlands, is a 51% owner in the Company’s retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in the

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s revolving credit facility and its securitization facility in Europe (Notes 4 and 7). The majority of the assets of the Company’s retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil (Note 12). Prior to 2005, the Company’s joint venture in Brazil had an agency relationship with Rabobank whereby Rabobank provided the funding. In February 2005, the Company made a $21.3 million investment in its retail finance joint venture with Rabobank Brazil. With the additional investment, the joint venture’s organizational structure is now more comparable to the Company’s other retail finance joint ventures, and the Company expects that its solvency guarantee to Rabobank for the portfolio that was originally funded by Rabobank Brazil gradually will be eliminated. As of December 31, 2010, the solvency requirement for the portfolio held by Rabobank was approximately $2.8 million. In addition, during 2010, the Company made a $25.4 million investment in its retail finance joint venture in Brazil due to an increase in capital required under local Brazilian solvency requirements, as a result of the increased retail finance portfolio in the joint venture during 2010.

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

Effective January 1, 2010, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure over the past year, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Asia/Pacific to North America; South America; Europe/Africa/Middle East; and Rest of World. The Rest of World reportable segment includes the regions of Eastern Europe, Asia, Australia and New Zealand, and the Europe/Africa/ Middle East segment no longer includes certain markets in Eastern Europe. Effective January 1, 2010, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for the years ended December 31, 2010 and 2009 have been adjusted to reflect the change in reportable segments. Disclosures for year ended December 31, 2008 were not adjusted to reflect the change in reportable segments because it was impracticable to do so. Disclosures for years ended December 31, 2009 and 2008 have been retroactively restated to reflect the deconsolidation of GIMA (Note 1).

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment may not be comparable to another segment. Segment results for the years ended December 31, 2010 and 2009 based on the Company’s current modified reportable segments are as follows (in millions):

	North	South	Europe/Africa/	Rest of
Years Ended December 31,	America	America	Middle East	World	Consolidated

2010
Net sales	$1,489.3	$1,753.3	$3,364.4	$289.6	$6,896.6
Income from operations	49.5	161.7	207.2	14.2	432.6
Depreciation	24.9	19.4	86.9	4.7	135.9
Assets	597.0	557.3	1,628.2	178.0	2,960.5
Capital expenditures	27.9	21.9	112.5	4.8	167.1
2009
Net sales	$1,442.7	$1,167.1	$3,602.8	$303.8	$6,516.4
Income from operations	21.9	64.6	224.5	18.4	329.4
Depreciation	24.1	15.7	76.2	2.8	118.8
Assets	583.9	515.1	1,419.3	203.3	2,721.6
Capital expenditures	33.3	29.4	142.8	1.1	206.6

Segment results for the years ended December 31, 2009 and 2008 based on the Company’s previous reportable segments are as follows (in millions):

	North	South	Europe/Africa/	Asia/
Years Ended December 31,	America	America	Middle East	Pacific	Consolidated

2009
Net sales	$1,442.7	$1,167.1	$3,668.1	$238.5	$6,516.4
Income from operations	21.9	64.6	221.7	21.2	329.4
Depreciation	24.1	15.7	76.1	2.9	118.8
Assets	583.9	515.1	1,481.8	140.8	2,721.6
Capital expenditures	33.3	29.4	143.6	0.3	206.6
2008
Net sales	$1,794.3	$1,496.5	$4,753.9	$228.4	$8,273.1
Income from operations	8.6	134.2	515.8	28.3	686.9
Depreciation	26.8	20.0	66.5	2.8	116.1
Assets	685.0	489.2	1,639.9	86.6	2,900.7
Capital expenditures	31.4	25.1	180.2	0.1	236.8

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2010	2009	2008

Segment income from operations	$432.6	$329.4	$686.9
Corporate expenses	(72.7)	(71.3)	(71.9)
Stock compensation	(12.9)	(8.2)	(32.0)
Restructuring and other infrequent expenses	(4.4)	(13.2)	(0.2)
Amortization of intangibles	(18.4)	(18.0)	(19.1)

Consolidated income from operations	$324.2	$218.7	$563.7

Segment assets	$2,960.5	$2,721.6	$2,900.7
Cash and cash equivalents	719.9	651.4	506.1
Restricted cash	—	—	33.8
Receivables from affiliates	106.3	70.3	3.9
Investments in affiliates	398.0	353.9	280.8
Deferred tax assets, other current and noncurrent assets	447.9	400.9	357.4
Intangible assets, net	171.6	166.8	176.9
Goodwill	632.7	634.0	587.0

Consolidated total assets	$5,436.9	$4,998.9	$4,846.6

Net sales by customer location for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008

Net sales:
United States	$1,151.4	$1,103.6	$1,349.7
Canada	253.5	250.8	304.9
Germany	746.2	838.4	954.8
France	563.4	733.6	847.3
United Kingdom and Ireland	333.9	330.8	406.9
Finland and Scandinavia	674.0	653.0	896.9
Other Europe	944.7	928.2	1,472.8
South America	1,739.5	1,155.6	1,470.3
Middle East and Africa	159.0	184.1	175.2
Asia	94.5	72.2	66.8
Australia and New Zealand	138.3	166.3	161.6
Mexico, Central America and Caribbean	98.2	99.8	165.9

	$6,896.6	$6,516.4	$8,273.1

AGCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by product for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008

Net sales:
Tractors	$4,685.7	$4,393.4	$5,620.7
Combines	397.7	377.3	481.8
Application equipment	304.1	252.2	363.8
Other machinery	505.4	553.6	758.3
Replacement parts	1,003.7	939.9	1,048.5

	$6,896.6	$6,516.4	$8,273.1

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2010 and 2009 was as follows (in millions):

	2010	2009

United States	$143.1	$138.6
Finland	178.0	195.8
Germany	295.3	297.9
Brazil	184.2	179.3
France	62.2	65.9
Other	135.9	104.0

	$998.7	$981.5

15.	Subsequent Event

On January 3, 2011, the Company acquired 50% of AGCO-Amity JV, LLC (“AGCO-Amity JV”), for approximately $30.0 million, thereby creating a joint venture between the Company and Amity Technology LLC. AGCO-Amity JV is located in North Dakota and manufactures air-seeding and tillage equipment. The investment was funded with available cash on hand. The Company analyzed the provision of ASU 2009-17 as it relates to the joint venture and has determined that it has a controlling financial interest in the joint venture as it has the power to direct the activities that most significantly impact the joint venture. Therefore, the Company intends to consolidate the joint venture’s operations in the Company’s results of operations and financial position commencing as of and from the date of the formation of the joint venture. The Company estimates that as a result of the transaction, approximately $19.7 million of goodwill and approximately $22.9 million of trademark, technology and distribution network intangible assets will be recorded, representing 100% of the value of these assets within the joint venture’s financial position. The goodwill will be reported within the Company’s North American geographical reportable segment.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
February 25, 2011

Item 9B.	Other Information

Effective February 24, 2011, the Company amended its By-laws in order to provide for a majority voting and, when applicable, proxy access, to require the designation of a lead independent director and otherwise to update its Bylaws to reflect various current practices.

PART III

The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders which we intend to file in March 2011.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Directors Continuing in Office” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and our Proxy Statement for the 2011 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth in Part I of this Form 10-K is incorporated herein by reference. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.	Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for Future
	to be Issued	Exercise Price	Issuance Under Equity
	upon Exercise	of Outstanding	Compensation Plans
	of Outstanding	Awards Under	(Excluding Securities Reflected
Plan Category	Awards Under the Plans	the Plans	in Column (a))

Equity compensation plans approved by security holders	2,733,727	$29.26	2,694,564
Equity compensation plans not approved by security holders	—	—	—

Total	2,733,727	$29.26	2,694,564

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item set forth in our 2011 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference.

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

The Filings Referenced for
Exhibit		Incorporation by Reference are
Number	Description of Exhibit	AGCO Corporation

3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	Filed herewith
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of December 23, 2003	January 7, 2004, Form 8-K, Exhibit 4.1; May 26, 2005, Registration Statement No. 333-125255, Exhibit 4.2
4.3	Indenture dated as of April 23, 2004	April 15, 2004, Form 8-K, Exhibit 4.1
4.4	Indenture dated as of December 4, 2006	December 4, 2006, Form 8-K, Exhibit 10.1
10.1	2006 Long Term Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.3
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.5
10.6	Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.7	2001 Stock Option Plan*	March 31, 2001, Form 10-Q, Exhibit 10.2

The Filings Referenced for
Exhibit			Incorporation by Reference are
Number		Description of Exhibit	AGCO Corporation

10.8		1991 Stock Option Plan*	December 31, 1998, Form 10-K, Exhibit 10.8
10.9		Form of Stock Option Agreements*	Registration Statement #33-43437
10.10		Management Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.4
10.11		Amended and Restated Executive Non qualified Pension Plan*	March 31, 2010, Form 10-Q, Exhibit 10.1
10.12		Employment and Severance Agreement with Martin H. Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.13		Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.14		Employment and Severance Agreement with Andre M. Carioba*	December 31, 2008, Form 10-K, Exhibit 10.15
10.15		Employment and Severance Agreement with Gary L. Collar*	June 30, 2008, Form 10-Q, Exhibit 10.6
10.16		Employment and Severance Agreement with Hubertus Muehlhaeuser*	June 30, 2008, Form 10-Q, Exhibit 10.7
10.17		Credit Agreement dated as of May 16, 2008	May 22, 2008, Form 8-K, Exhibit 10.1; December 31, 2009, Form 10-K, Exhibit 10.18
10.18		U.S. Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.1
10.19		Canadian Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.2
10.20		European Receivables Transfer Agreement, dated October 13, 2006	September 30, 2006, Form 10-Q, Exhibit 10.1; December 31, 2009, Form 10K, Exhibit 10.21; June 30, 2010, Form 10-Q, Exhibit 10.1
10.21		French Receivables Purchase Agreement, dated February 19, 2010	December 31, 2009, Form 10-K, Exhibit 10.22
10.22		Sparex Holdings Ltd Purchase Agreement, dated November 4, 2010	Filed herewith
10.23		Laverda S.p.A. Purchase Agreement, dated October 29, 2010	Filed herewith
10.24		Current Director Compensation	Filed herewith
21.0		Subsidiaries of the Registrant	Filed herewith
23.1		Consent of KPMG LLP	Filed herewith
24.0		Powers of Attorney	Filed herewith
31.1		Certification of Martin Richenhagen	Filed herewith
31.2		Certification of Andrew H. Beck	Filed herewith
32.1		Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith
101	.INS	XBRL Instance Document	*
101	.SCH	XBRL Taxonomy Extension Schema	*
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101	.LAB	XBRL Taxonomy Extension Label Linkbase	*
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that XBRL (Extensible Business Reporting Language) information is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President
and Chief Executive Officer

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARTIN RICHENHAGEN Martin Richenhagen	Chairman, President and Chief Executive Officer	February 25, 2011

/s/ ANDREW H. BECK Andrew H. Beck	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011

/s/ P. GEORGE BENSON * P. George Benson	Director	February 25, 2011

/s/ HERMAN CAIN * Herman Cain	Director	February 25, 2011

/s/ WOLFGANG DEML * Wolfgang Deml	Director	February 25, 2011

/s/ LUIZ F. FURLAN * Luiz F. Furlan	Director	February 25, 2011

/s/ GERALD B. JOHANNESON * Gerald B. Johanneson	Director	February 25, 2011

/s/ THOMAS W. LASORDA* Thomas W. Lasorda	Director	February 25, 2011

/s/ GEORGE E. MINNICH * George E. Minnich	Director	February 25, 2011

/s/ CURTIS E. MOLL * Curtis E. Moll	Director	February 25, 2011

Signature	Title	Date

/s/ GERALD L. SHAHEEN * Gerald L. Shaheen	Director	February 25, 2011

/s/ HENDRIKUS VISSER * Hendrikus Visser	Director	February 25, 2011

*By: /s/ ANDREW H. BECK Andrew H. Beck Attorney-in-Fact		February 25, 2011

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2010

II-1

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
	Balance at		Charged to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period(1)

Year ended December 31, 2010
Allowances for sales incentive discounts	$97.5	$—	$204.8	$(203.6)	$—	$98.7

Year ended December 31, 2009
Allowances for sales incentive discounts	$125.1	$—	$199.1	$(226.7)	$—	$97.5

Year ended December 31, 2008
Allowances for sales incentive discounts	$107.9	$—	$193.9	$(176.7)	$—	$125.1

		Additions
	Balance at		Charged to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses	Deductions	Translation	End of Period

Year ended December 31, 2010
Allowances for doubtful accounts	$35.0	$0.6	$0.1	$(5.4)	$(1.0)	$29.3

Year ended December 31, 2009
Allowances for doubtful accounts	$28.1	$—	$7.1	$(6.7)	$6.5	$35.0

Year ended December 31, 2008
Allowances for doubtful accounts	$34.5	$—	$2.1	$(3.5)	$(5.0)	$28.1

		Additions
	Balance at	Charged to			Foreign
	Beginning	Costs and	Reversal of		Currency	Balance at
Description	of Period	Expenses	Accrual	Deductions	Translation	End of Period

Year ended December 31, 2010
Accruals of severance, relocation and other integration costs	$8.2	$4.9	$(0.5)	$(9.9)	$(0.5)	$2.2

Year ended December 31, 2009
Accruals of severance, relocation and other integration costs	$—	$13.2	$—	$(5.0)	$—	$8.2

Year ended December 31, 2008
Accruals of severance, relocation and other integration costs	$0.9	$0.2	$(0.4)	$(0.7)	$—	$—

		Additions
			Charged
	Balance at		(Credited) to		Foreign
	Beginning	Acquired	Costs and		Currency	Balance at
Description	of Period	Businesses	Expenses(2)	Deductions	Translation	End of Period

Year ended December 31, 2010
Deferred tax valuation allowance	$261.7	$0.6	$1.6	$—	$(1.4)	$262.5

Year ended December 31, 2009
Deferred tax valuation allowance	$294.4	$—	$(38.0)	$—	$5.3	$261.7

Year ended December 31, 2008
Deferred tax valuation allowance	$287.5	$—	$14.6	$—	$(7.7)	$294.4

(1)	As of December 31, 2010, approximately $87.4 million of this balance was recorded within “Accrued expenses” and approximately $11.3 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets.

(2)	Amounts charged through other comprehensive income during the years ended December 31, 2010, 2009 and 2008 were $0.9 million, $0.8 million and $7.7 million, respectively.

II-2