Form 10-Q
period 2011-03-31
AGCO CORP /DE
filed 2011-05-06
CIK 880266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
For the quarter ended March 31, 2011
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
     As of April 30, 2011, AGCO Corporation had 94,806,961 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
     AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

Page
Numbers
PART I. FINANCIAL INFORMATION:	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION:	39

Item 1. Legal Proceedings	39

Item 5. Other Information	39

Item 6. Exhibits	40

SIGNATURES	41
EX-10.1
EX-31.1
EX-31.2
EX-32.0
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$314.3	$719.9
Accounts and notes receivable, net	1,023.3	908.5
Inventories, net	1,580.7	1,233.5
Deferred tax assets	58.4	52.6
Other current assets	241.3	206.5

Total current assets	3,218.0	3,121.0
Property, plant and equipment, net	1,048.5	924.8
Investment in affiliates	347.8	398.0
Deferred tax assets	38.2	58.0
Other assets	131.2	130.8
Intangible assets, net	231.0	171.6
Goodwill	721.0	632.7

Total assets	$5,735.7	$5,436.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1.0	$0.1
Convertible senior subordinated notes	277.9	161.0
Securitization facilities	94.9	113.9
Accounts payable	773.8	682.6
Accrued expenses	897.2	883.1
Other current liabilities	63.7	72.2

Total current liabilities	2,108.5	1,912.9
Long-term debt, less current portion	290.7	443.0
Pensions and postretirement health care benefits	239.3	226.5
Deferred tax liabilities	122.6	103.9
Other noncurrent liabilities	103.0	91.4

Total liabilities	2,864.1	2,777.7

Commitments and contingencies (Note 16)
Temporary Equity:
Equity component of redeemable convertible senior subordinated notes	24.0	—

Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2011 and 2010	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 94,787,080 and 93,143,542 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	0.9	0.9
Additional paid-in capital	1,029.8	1,051.3
Retained earnings	1,818.3	1,738.3
Accumulated other comprehensive loss	(33.8)	(132.1)

Total AGCO Corporation stockholders’ equity	2,815.2	2,658.4

Noncontrolling interests	32.4	0.8

Total stockholders’ equity	2,847.6	2,659.2

Total liabilities, temporary equity and stockholders’ equity	$5,735.7	$5,436.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,797.7	$1,328.2
Cost of goods sold	1,441.8	1,103.6

Gross profit	355.9	224.6

Selling, general and administrative expenses	184.7	157.0
Engineering expenses	57.9	52.1
Restructuring and other infrequent expenses	0.2	1.6
Amortization of intangibles	4.4	4.5

Income from operations	108.7	9.4

Interest expense, net	5.5	9.6
Other expense (income), net	2.3	(2.5)

Income before income taxes and equity in net earnings of affiliates	100.9	2.3

Income tax provision	30.7	3.8

Income (loss) before equity in net earnings of affiliates	70.2	(1.5)

Equity in net earnings of affiliates	11.4	11.5

Net income	81.6	10.0

Net (income) loss attributable to noncontrolling interests	(1.6)	0.1

Net income attributable to AGCO Corporation and subsidiaries	$80.0	$10.1

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.85	$0.11

Diluted	$0.81	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	94.1	92.4

Diluted	98.3	96.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$81.6	$10.0

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	36.4	33.0
Deferred debt issuance cost amortization	0.4	0.7
Amortization of intangibles	4.4	4.5
Amortization of debt discount	2.0	4.0
Stock compensation	4.7	2.0
Equity in net earnings of affiliates, net of cash received	(7.7)	(8.5)
Deferred income tax benefit	(0.6)	(5.6)
Gain on sale of property, plant and equipment	(0.5)	(0.1)
Gain on remeasurement of previously held equity interest	(0.7)	—
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(17.5)	(29.8)
Inventories, net	(218.2)	(178.9)
Other current and noncurrent assets	(28.2)	(6.5)
Accounts payable	20.3	37.1
Accrued expenses	(21.0)	(74.7)
Other current and noncurrent liabilities	(22.8)	10.5

Total adjustments	(249.0)	(212.3)

Net cash used in operating activities	(167.4)	(202.3)

Cash flows from investing activities:
Purchases of property, plant and equipment	(36.8)	(24.1)
Proceeds from sale of property, plant and equipment	0.5	0.1
Purchase of businesses, net of cash acquired	(88.3)	—
Investments in consolidated affiliates, net of cash acquired	(25.0)	—
Investments in unconsolidated affiliates, net	(2.4)	—

Net cash used in investing activities	(152.0)	(24.0)

Cash flows from financing activities:
Conversion of convertible senior subordinated notes	(60.4)	—
Repayment of debt obligations, net	(30.9)	(2.1)
Payment of minimum tax withholdings on stock compensation	(2.0)	(8.8)

Net cash used in financing activities	(93.3)	(10.9)

Effect of exchange rate changes on cash and cash equivalents	7.1	(6.1)

Decrease in cash and cash equivalents	(405.6)	(243.3)
Cash and cash equivalents, beginning of period	719.9	651.4

Cash and cash equivalents, end of period	$314.3	$408.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for interim periods are not necessarily indicative of the results for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
2. JOINT VENTURE AND ACQUISITION
     On January 3, 2011, the Company acquired 50% of AGCO-Amity JV, LLC (“AGCO-Amity JV”), for approximately $25.0 million, net of approximately $5.0 million cash acquired, thereby creating a joint venture between the Company and Amity Technology LLC. The joint venture had approximately $6.2 million of indebtedness as of the date of acquisition. AGCO-Amity JV is located in North Dakota and manufactures air-seeding and tillage equipment. The investment was funded with available cash on hand. The Company analyzed the provisions of Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” as it relates to the joint venture and determined that it has a controlling financial interest in the joint venture as it has the power to direct the activities that most significantly impact the joint venture. Therefore, the Company has consolidated the joint venture’s operations in the Company’s results of operations and financial position commencing as of and from the date of the formation of the joint venture. The Company allocated the purchase price to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The acquired net assets consist primarily of accounts receivable, property, plant and equipment, inventories, trademarks and other intangible assets. The Company recorded approximately $20.1 million of goodwill and approximately $22.9 million of tradename, technology and distribution network intangible assets, representing 100% of the value of these assets within the joint venture’s financial position. The goodwill is reported within the Company’s North American geographical reportable segment.
     The acquired other identifiable intangible assets of AGCO-Amity JV are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Tradenames	$1.4	5 years
Technology	17.1	15 years
Distribution network	4.4	5 years

	$22.9

     On March 3, 2011, the Company acquired the remaining 50% of Laverda SpA (“Laverda”) for €63.8 million, net of approximately €1.2 million cash acquired (or approximately $88.3 million, net). Laverda,

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
previously an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda-branded combines, the Breganze factory manufactures mid-range combine harvesters for the Company’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East. The Company’s 100% ownership of Laverda includes ownership in Fella-Werke GMBH, a German manufacturer of grass and hay machinery. The Company allocated the purchase price to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The acquired net assets consist primarily of accounts receivable, property, plant and equipment, inventories, tradename and other intangible assets. The Company recorded approximately $40.9 million of goodwill and approximately $33.4 million of trademark and distribution network intangible assets associated with the acquisition. The goodwill recorded is reported within the Company’s Europe/Middle East/Africa geographical reportable segment. In addition, the Company recorded a gain of approximately $0.7 million on the remeasurement of the previously held equity interest during the three months ended March 31, 2011 within the Company’s Condensed Consolidated Statements of Operations as a result of the acquisition.
     The acquired other identifiable intangible assets of Laverda are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Tradenames	$6.6	30 years
Distribution network	26.8	16 years

	$33.4

     On December 15, 2010, the Company acquired Sparex Holdings Ltd (“Sparex”), a U.K. Company, for £51.6 million, net of approximately £2.7 million cash acquired. Sparex, headquartered in Exeter, United Kingdom, is a global distributor of accessories and tractor replacement parts serving the agricultural aftermarket, with operations in 17 countries. The acquisition was financed with available cash on hand. The Company recorded approximately $25.9 million of goodwill and approximately $28.6 million of preliminary estimated tradename and customer relationship intangible assets associated with the acquisition of Sparex. The results of operations for the Sparex acquisition have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition.
     The following pro forma data summarizes the results of operations for the three months ended March 31, 2011 and 2010, as if the Laverda and Sparex acquisitions had occurred as of January 1, 2010. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period (in millions, except per share data):

	Three Months Ended March 31,
	2011	2010
Net sales	$1,831.3	$1,398.7

Net income attributable to AGCO Corporation and subsidiaries	80.4	11.7

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.85	$0.13
Diluted	$0.82	$0.12
3. RESTRUCTURING AND OTHER INFREQUENT EXPENSES
     During 2009 and 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities, including those located in France and Finland, as well as at the Company’s administrative office located in the United Kingdom. During 2010, the Company recorded approximately $2.2 million associated with these and various other actions within the Company’s Europe/Africa/Middle East geographical segment. As of December 31, 2010, approximately $1.5 million of severance and other related costs were accrued associated with such actions and 611 of 653 employees expected to be terminated had been terminated. During the three months

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
ended March 31, 2011, the Company paid and recorded an additional $0.2 million of expenses, primarily related to severance-related expenditures associated with the rationalization of its French operations. A majority of the remaining $1.5 million of severance and other related costs accrued as of March 31, 2011, as well as the remaining employees, are expected to be paid and terminated during 2011.
     In November 2009, the Company announced the closure of its assembly operations located in Randers, Denmark. The Company ceased operations in July 2010 and completed the transfer of the assembly operations to its harvesting equipment manufacturing operations, Laverda, located in Breganze, Italy, in August 2010. The Company recorded approximately $2.2 million during 2010 associated with the facility closure, primarily related to employee retention payments, which were accrued over the term of the retention period. As of December 31, 2010, approximately $0.7 million of severance, retention and other related costs were accrued associated with the closure, and 73 of the 79 employees expected to be terminated had been terminated. During the three months ended March 31, 2011, the Company paid approximately $0.4 million of severance, retention and other related costs associated with the closure. The remaining $0.3 million of severance, retention and other related costs accrued as of March 31, 2011, as well as the remaining employees, are expected to be paid and terminated during 2011.
4. STOCK COMPENSATION PLANS
     The Company recorded stock compensation expense as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Cost of goods sold	$0.3	$0.1
Selling, general and administrative expenses	4.4	1.9

Total stock compensation expense	$4.7	$2.0

Stock Incentive Plans
     Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company.
     Employee Plans
     The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2011 and 2010 was $52.23 and $33.65, respectively.
     During the three months ended March 31, 2011, the Company granted 624,400 awards for the three-year performance period commencing in 2011 and ending in 2013, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2011 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Shares awarded but not earned at January 1	1,916,254
Shares awarded	624,400
Shares forfeited or unearned	(8,900)
Shares earned	—

Shares awarded but not earned at March 31	2,531,754

     As of March 31, 2011, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $44.3 million, and the weighted average period over which it is expected to be recognized is approximately two years.
     During both the three months ended March 31, 2011 and 2010, the Company recorded stock compensation expense of approximately $0.7 million associated with stock settled stock appreciation rights (“SSAR”) awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the three months ended March 31, 2011 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted and the weighted average assumptions under the Black-Scholes option model were as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted average grant date fair value	$22.58	$14.51

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	2.0%	2.5%
Expected volatility	49.5%	48.5%
Expected dividend yield	—	—
     SSAR transactions during the three months ended March 31, 2011 were as follows:

SSARs outstanding at January 1	798,197
SSARs granted	150,000
SSARs exercised	(86,187)
SSARs canceled or forfeited	—

SSARs outstanding at March 31	862,010

SSAR price ranges per share:
Granted	$49.75-52.29
Exercised	21.45-37.38
Canceled or forfeited	—

Weighted average SSAR exercise prices per share:
Granted	$52.23
Exercised	26.09
Canceled or forfeited	—
Outstanding at March 31	36.38

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     At March 31, 2011, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of March 31, 2011, the total compensation cost related to unvested SSARs not yet recognized was approximately $6.6 million and the weighted-average period over which it is expected to be recognized is approximately three years.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
		Weighted Average		Exercisable
		Remaining	Weighted Average	as of	Weighted Average
		Contractual Life	Exercise	March 31,	Exercise
Range of Exercise Prices	Number of Shares	(Years)	Price	2011	Price
$21.45 — $24.51	273,532	4.5	$21.69	142,063	$21.99
$26.00 — $37.38	336,391	4.5	$35.09	193,766	$36.41
$44.55 — $66.20	252,087	5.6	$54.05	75,862	$56.88

	862,010			411,691	$35.21

     The total fair value of SSARs vested during the three months ended March 31, 2011 was $2.2 million. There were 450,319 SSARs that were not vested as of March 31, 2011. The total intrinsic value of outstanding and exercisable SSARs as of March 31, 2011 was $16.2 million and $8.3 million, respectively. The total intrinsic value of SSARs exercised during the three months ended March 31, 2011 was approximately $2.6 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.
     Director Restricted Stock Grants
     The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The 2011 grant was made on April 21, 2011 and equated to 16,560 shares of common stock, of which 11,482 shares of common stock were issued, after shares were withheld for withholding taxes. The Company will record stock compensation expense of approximately $0.9 million during the three months ended June 30, 2011 associated with these grants.
     As of March 31, 2011, of the 5.0 million shares reserved for issuance under the 2006 Plan, approximately 0.1 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above. On April 21, 2011, the Company’s shareholders approved increasing the number of shares reserved for issuance by an additional 5.0 million shares, for a total of 10.0 million shares.
     Stock Option Plan
     There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the three months ended March 31, 2011 were as follows:

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

Options outstanding and exercisable at January 1	19,275
Options granted	—
Options exercised	(2,850)
Options canceled or forfeited	—

Options outstanding and exercisable at March 31	16,425

Options available for grant at March 31	1,935,437

Option price ranges per share:
Granted	$—
Exercised	15.12-20.85
Canceled or forfeited	—

Weighted average option exercise prices per share:
Granted	$—
Exercised	17.13
Canceled or forfeited	—
Outstanding at March 31	16.17
     At March 31, 2011, the outstanding and exercisable options had a weighted average remaining contractual life of approximately one year and an aggregate intrinsic value of approximately $0.6 million.
     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

Options Outstanding and Exercisable
as of March 31, 2011
Weighted Average
		Remaining	Weighted Average
		Contractual Life	Exercise
Range of Exercise Prices	Number of Shares	(Years)	Price

$15.12 — $20.85	16,425	0.7	$16.17
     The total intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $0.1 million. Cash received from stock option exercises was less than $0.1 million for the three months ended March 31, 2011. The Company realized an insignificant tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2011 are summarized as follows (in millions):

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Gross carrying amounts:
Balance as of December 31, 2010	$38.4	$124.9	$50.8	$214.1
Acquisitions	7.7	33.3	17.1	58.1
Foreign currency translation	0.4	4.9	3.1	8.4

Balance as of March 31, 2011	$46.5	$163.1	$71.0	$280.6

	Trademarks
	and	Customer	Patents and
	Tradenames	Relationships	Technology	Total
Accumulated amortization:
Balance as of December 31, 2010	$11.0	$73.7	$50.4	$135.1
Amortization expense	0.4	3.6	0.4	4.4
Foreign currency translation	—	2.2	3.0	5.2

Balance as of March 31, 2011	$11.4	$79.5	$53.8	$144.7

Trademarks and Tradenames
Unamortized intangible assets:
Balance as of December 31, 2010	$92.6
Foreign currency translation	2.5

Balance as of March 31, 2011	$95.1

     Changes in the carrying amount of goodwill during the three months ended March 31, 2011 are summarized as follows (in millions):

	North	South	Europe/Africa/
	America	America	Middle East	Consolidated
Balance as of December 31, 2010	$3.1	$196.7	$432.9	$632.7
Acquisitions	20.1	—	40.1	60.2
Adjustments related to income taxes	—	—	(2.3)	(2.3)
Foreign currency translation	—	4.0	26.4	30.4

Balance as of March 31, 2011	$23.2	$200.7	$497.1	$721.0

     Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
     The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 30 years.
     During the three months ended March 31, 2011, the Company reduced goodwill by approximately $2.3 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
6. INDEBTEDNESS
     Indebtedness consisted of the following at March 31, 2011 and December 31, 2010 (in millions):

	March 31,	December 31,
	2011	2010
6⅞% Senior subordinated notes due 2014	$284.2	$267.7
1 3/4% Convertible senior subordinated notes due 2033	100.6	161.0
1 1/4% Convertible senior subordinated notes due 2036	177.3	175.2
Securitization facilities	94.9	113.9
Other long-term debt	7.5	0.2

	664.5	718.0
Less: Current portion of long-term debt	(1.0)	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(100.6)	(161.0)
1 1/4% Convertible senior subordinated notes due 2036	(177.3)	—
Securitization facilities	(94.9)	(113.9)

Total indebtedness, less current portion	$290.7	$443.0

     The Company’s $100.6 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes had been converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes.
     During the three months ended March 31, 2011, holders of the Company’s 1 3/4% convertible senior subordinated notes converted approximately $60.4 million of principal amount of the notes. The Company issued 1,568,995 shares associated with the $83.8 million excess conversion value of the notes. The Company reflected the repayment of the principal of the notes totaling $60.4 million within “Conversion of convertible senior subordinated notes” within the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011.
     The Company’s $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes.
     The following table sets forth as of March 31, 2011 and December 31, 2010 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 3/4% convertible senior subordinated notes and its

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
1 1/4% convertible senior subordinated notes (in millions):

	March 31,	December 31,
	2011	2010
1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$—	$16.1

Principal amount of the liability component	$100.6	$161.0
Less: unamortized discount	—	—

Net carrying amount	$100.6	$161.0

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(24.0)	(26.1)

Net carrying amount	$177.3	$175.2

     The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the discount on the liability component for the 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes (in millions):

	Three Months Ended
	March 31,
	2011	2010
1 3/4% Convertible senior subordinated notes:
Interest expense	$0.5	$2.9

1 1/4% Convertible senior subordinated notes:
Interest expense	$2.7	$2.6

     The effective interest rate on the liability component for the 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for the three months ended March 31, 2011 and 2010 was 6.1% for both notes. The discount for the 1 3/4% convertible senior subordinated notes was amortized through December 2010 and the unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013 as this is the earliest date the notes holders can require the Company to repurchase the notes.
     Holders of the Company’s 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of March 31, 2011 and December 31, 2010, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2011 and December 31, 2010, respectively, and, therefore, the Company classified the notes as a current liability. As of March 31, 2011, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2011, and, therefore, the Company classified the notes as a current liability. In accordance with ASU No. 2009-04, “Accounting for Redeemable Equity Instruments,” the Company also classified the equity component of the 1 1/4% convertible senior

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
subordinated notes as “temporary equity.” The amount classified as “temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. As of March 31, 2011 and December 31, 2010, the amount of principal cash required to be repaid upon conversion of the 1 3/4% convertible senior subordinated notes was equivalent to the carrying amount of the liability-classified component. Future classification of both series of notes between current and long-term debt and classification of the equity component of the 1 1/4% convertible senior subordinated notes as “temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters.
     The Company’s €200.0 million of 6⅞% senior subordinated notes due April 15, 2014, issued in April 2004, are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. On April 1, 2011, the Company notified the holders of the notes that it would be redeeming the notes at a price of 101.146% of their principal amount on May 2, 2011, in accordance with the redemption provisions of the indenture agreement. The Company funded the redemption of the notes with a new €200.0 million senior unsecured term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland.” The new term loan is due May 2, 2016 and bears interest at a fixed rate of 4.5%. The Company will record a loss of approximately $3.1 million associated with the premium paid to the holders of the notes and will record a write-off of approximately $1.2 million of unamortized deferred debt issuance costs associated with the redemption. Both of these amounts will be reflected within “interest expense, net” in the Company’s Condensed Consolidated Statements of Operations during the three months ended June 30, 2011.
     At March 31, 2011, the estimated fair values of the Company’s 6⅞% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $287.3 million, $240.6 million and $297.8 million, respectively, compared to their carrying values of $284.2 million, $100.6 million and $177.3 million, respectively. At December 31, 2010, the estimated fair values of the Company’s 6⅞% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $271.7 million, $325.1 million and $277.1 million, respectively, compared to their carrying values of $267.7 million, $161.0 million and $175.2 million, respectively.
     The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2011 and December 31, 2010, outstanding letters of credit issued under the revolving credit facility totaled $10.0 million and $9.8 million, respectively.
7. INVENTORIES
     Inventories at March 31, 2011 and December 31, 2010 were as follows (in millions):

	March 31,	December 31,
	2011	2010
Finished goods	$612.7	$422.6
Repair and replacement parts	482.8	432.4
Work in process	132.1	90.2
Raw materials	353.1	288.3

Inventories, net	$1,580.7	$1,233.5

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
8. PRODUCT WARRANTY
     The warranty reserve activity for the three months ended March 31, 2011 and 2010 consisted of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$199.5	$181.6
Acquisitions	2.6	—
Accruals for warranties issued during the period	38.3	30.0
Settlements made (in cash or in kind) during the period	(30.0)	(29.7)
Foreign currency translation	7.8	(7.0)

Balance at March 31	$218.2	$174.9

     The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $197.0 million and $179.0 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively. Approximately $21.2 million and $20.5 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively.
9. NET INCOME PER COMMON SHARE
     Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 is as follows (in millions, except per share data):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Three Months Ended March 31,
	2011	2010
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$80.0	$10.1

Weighted average number of common shares outstanding	94.1	92.4

Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.85	$0.11

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries for purposes of computing diluted net income per share	$80.0	$10.1

Weighted average number of common shares outstanding	94.1	92.4
Dilutive stock options, performance share awards and restricted stock awards	0.4	0.7
Weighted average assumed conversion of contingently convertible senior subordinated notes	3.8	3.1

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	98.3	96.2

Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.81	$0.10

     There were SSARs to purchase approximately 0.3 million shares of the Company’s common stock for the three months ended March 31, 2011 and approximately 0.5 million shares of the Company’s common stock for the three months ended March 31, 2010 that were excluded from the calculation of diluted earnings per share because the SSARs had an antidilutive impact.
10. INCOME TAXES
     At March 31, 2011 and December 31, 2010, the Company had approximately $52.4 million and $48.2 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of March 31, 2011 and December 31, 2010, the Company had approximately $16.1 million and $14.2 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of March 31, 2011 and December 31, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $4.7 million and $5.2 million, respectively.
     Generally, the tax years 2005 through 2010 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
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
Cash Flow Hedges
     During 2011 and 2010, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. The amount of the gain (loss) recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the three months ended March 31, 2011 and 2010 was approximately $1.2 million and $(0.6) million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2011 range in maturity through December 2011.
     The following table summarizes activity in accumulated other comprehensive loss related to derivatives held by the Company during the three months ended March 31, 2011 (in millions):

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated derivative net gains as of December 31, 2010	$1.7	$0.5	$1.2
Net changes in fair value of derivatives	5.4	0.1	5.3
Net gains reclassified from accumulated other comprehensive loss into income	(1.3)	(0.1)	(1.2)

Accumulated derivative net gains as of March 31, 2011	$5.8	$0.5	$5.3

     As of March 31, 2011 and December 31, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $148.1 million and $111.1 million, respectively, that were entered into to hedge forecasted sale and purchase transactions.
Derivative Transactions Not Designated as Hedging Instruments
     During 2011 and 2010, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.
     As of March 31, 2011 and December 31, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,124.3 million and $1,002.3 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense (income), net.” For the three months ended March 31, 2011 and 2010, the Company recorded a net gain of approximately $2.2 million and $10.5 million, respectively, under the caption of “Other expense (income), net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.
     The table below sets forth the fair value of derivative instruments as of March 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
	As of March 31, 2011		As of March 31, 2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:

Foreign currency contracts	Other current assets	$6.6	Other current liabilities	$0.2

Derivative instruments not designated as hedging instruments:

Foreign currency contracts	Other current assets	8.1	Other current liabilities	4.6

Total derivative instruments		$14.7		$4.8

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     The table below sets forth the fair value of derivative instruments as of December 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
	As of December 31, 2010		As of December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivative instruments designated as hedging instruments:

Foreign currency contracts	Other current assets	$2.3	Other current liabilities	$—

Derivative instruments not designated as hedging instruments:

Foreign currency contracts	Other current assets	12.0	Other current liabilities	8.7

Total derivative instruments		$14.3		$8.7

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
12. CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
     The following table sets forth changes in equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2011 (in millions):

	AGCO Corporation and subsidiaries
				Accumulated
	Common	Additional	Retained	Other	Noncontrolling	Total
	Stock	Paid-in Capital	Earnings	Comprehensive Loss	Interests	Equity

Balance, December 31, 2010	$0.9	$1,051.3	$1,738.3	$(132.1)	$0.8	$2,659.2
Stock compensation	—	4.7	—	—	—	4.7
Issuance of performance award stock	—	(1.5)	—	—	—	(1.5)
Stock options and SSARs exercised	—	(0.7)	—	—	—	(0.7)
Reclassification to temporary equity — Equity component of convertible senior subordinated notes	—	(24.0)	—	—	—	(24.0)
Investment by noncontrolling interest	—	—	—	—	30.0	30.0
Comprehensive income (loss):
Net income	—	—	80.0	—	1.6	81.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	92.6	—	92.6
Defined benefit pension plans	—	—	—	1.6	—	1.6
Unrealized gain on derivatives	—	—	—	4.1	—	4.1

Balance, March 31, 2011	$0.9	$1,029.8	$1,818.3	$(33.8)	$32.4	$2,847.6

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     Total comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was as follows (in millions):

	AGCO Corporation and subsidiaries		Noncontrolling Interests
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss)	$80.0	$10.1	$1.6	$(0.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	92.6	(74.3)	—	—
Defined benefit pension plans	1.6	1.6	—	—
Unrealized gain (loss) on derivatives	4.1	(0.7)	—	—
Unrealized gain on derivatives held by affiliates	—	0.1	—	—

Total comprehensive income (loss)	$178.3	$(63.2)	$1.6	$(0.1)

13. ACCOUNTS RECEIVABLE SALES AGREEMENTS AND SECURITIZATION FACILITIES
     At March 31, 2011, the Company’s accounts receivable securitization facilities in Europe had outstanding funding of approximately €66.8 million (or approximately $94.9 million). The Company recognized approximately $94.9 million of accounts receivable sold through its European securitization facilities within the Company’s Condensed Consolidated Balance Sheet as of March 31, 2011, with a corresponding liability equivalent to the funded balance of the facility. The European facility expires in October 2011, and is subject to annual renewal. Wholesale accounts receivable are sold on a revolving basis to commercial paper conduits under the European facility through a wholly-owned qualified special purpose entity in the United Kingdom. The accrued interest owed to the commercial paper conduits associated with outstanding funding under the European facilities was approximately $0.1 million as of March 31, 2011. Losses on sales of receivables under the European securitization facilities were reflected within “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations.
     At March 31, 2011, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its 49% owned U.S. and Canadian retail finance joint ventures. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements in accordance with ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”) and determined that these facilities should be accounted for as off-balance sheet transactions.
     As of March 31, 2011, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements was approximately $441.1 million. For the three months ended March 31, 2011, the Company paid AGCO Finance LLC and AGCO Finance Canada, Ltd. both a servicing fee related to the servicing of the sold receivables and a subsidized interest payment. These fees were reflected within losses on the sales of receivables included within “Other expense (income), net” in the Company’s Condensed Consolidated Statements of Operations. The subsidized interest payment was calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the facilities.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense (income), net” and “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $3.6 million and $3.4 million during the three months ended March 31, 2011 and 2010, respectively.
     The Company’s AGCO Finance retail finance joint ventures in Europe, Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2011 and December 31, 2010, these retail finance joint ventures had approximately $209.2 million and $221.8 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.
     In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company evaluated the sale of such receivables pursuant to the guidelines of ASU 2009-16 and determined that these arrangements should be accounted for as off-balance sheet transactions.
14. EMPLOYEE BENEFIT PLANS
     Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2011 and 2010 are set forth below (in millions):

	Three Months Ended
	March 31,
Pension benefits	2011	2010
Service cost	$4.0	$4.3
Interest cost	10.1	10.3
Expected return on plan assets	(9.1)	(8.5)
Amortization of net actuarial loss and prior service cost	1.7	2.2

Net pension cost	$6.7	$8.3

Postretirement benefits	2011	2010
Service cost	$0.1	$—
Interest cost	0.4	0.4
Amortization of prior service credit	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Net postretirement cost	$0.5	$0.4

     During the three months ended March 31, 2011, approximately $7.8 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2011 to its defined benefit pension plans will aggregate approximately $33.6 million.
     During the three months ended March 31, 2011, the Company made approximately $0.5 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2011.

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
15. SEGMENT REPORTING
     The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2011 and 2010 and assets as of March 31, 2011 and December 31, 2010 are as follows (in millions):

Three Months Ended	North	South	Europe/Africa/	Rest of
March 31,	America	America	Middle East	World	Consolidated
2011
Net sales	$359.4	$410.5	$928.7	$99.1	$1,797.7
Income from operations	12.7	33.4	82.6	6.4	135.1
Depreciation	6.3	5.1	23.8	1.2	36.4
Capital expenditures	5.4	2.6	28.4	0.4	36.8

2010
Net sales	$282.9	$377.3	$612.3	$55.7	$1,328.2
(Loss) income from operations	(7.3)	42.8	(3.8)	1.8	33.5
Depreciation	5.9	4.6	21.8	0.7	33.0
Capital expenditures	2.7	1.7	19.7	—	24.1

Assets
As of March 31, 2011	$659.6	$713.0	$1,959.4	$197.7	$3,529.7
As of December 31, 2010	597.0	557.3	1,628.2	178.0	2,960.5
     A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended
	March 31,
	2011	2010
Segment income from operations	$135.1	$33.5
Corporate expenses	(17.4)	(16.1)
Stock compensation expense	(4.4)	(1.9)
Restructuring and other infrequent expense	(0.2)	(1.6)
Amortization of intangibles	(4.4)	(4.5)

Consolidated income from operations	$108.7	$9.4

	As of	As of December
	March 31, 2011	31, 2010
Segment assets	$3,529.7	$2,960.5
Cash and cash equivalents	314.3	719.9
Receivables from affiliates	122.8	106.3
Investments in affiliates	347.8	398.0
Deferred tax assets, other current and noncurrent assets	469.1	447.9
Intangible assets, net	231.0	171.6
Goodwill	721.0	632.7

Consolidated total assets	$5,735.7	$5,436.9

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
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
     At March 31, 2011, the Company guaranteed indebtedness owed to third parties of approximately $106.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.
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
Legal Claims and Other Matters
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $25.7 million and $22.3 million against its outstanding balance of Brazilian VAT taxes receivable as of March 31, 2011 and December 31, 2010, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.
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

Notes to Condensed Consolidated Financial Statements — Continued
(unaudited)
     In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2011, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $55.7 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.
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
RESULTS OF OPERATIONS
     For the three months ended March 31, 2011, we generated net income of $80.0 million, or $0.81 per share, compared to net income of $10.1 million, or $0.10 per share, for the same period in 2010.
     Net sales during the first quarter of 2011 were $1,797.7 million, which were approximately 35.3% higher than the first quarter of 2010 due to sales growth in all four of our geographical segments, as well as the positive impact of currency translation.
     Income from operations for the first quarter of 2011 was $108.7 million compared to $9.4 million in the first quarter of 2010. The increase in income from operations during the first quarter of 2011 was as a result of an increase in net sales as well as improved gross margins resulting primarily from higher production volumes and a better product mix.
     Income from operations increased in our Europe/Africa/Middle East region in the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher sales and production volumes, as well as a favorable product mix. In the South America region, income from operations decreased in the first quarter of 2011 compared to the first quarter of 2010 as a result of higher engineering and product introduction expenses as well as a less favorable geographic product sales mix. Income from operations in North America was higher in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased sales, higher production levels and expense control initiatives. Income from operations in the Rest of World region increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the increased sales resulting from improving market conditions in Eastern Europe and Russia.
Retail Sales
     In North America, industry unit retail sales of tractors for the first quarter of 2011 increased by approximately 6% compared to the first quarter of 2010 resulting from increases in industry unit retail sales of utility and compact tractors, partially offset by a decline in industry unit retail sales in high horsepower tractors. Industry unit retail sales of combines for the first quarter of 2011 also increased by approximately 37% compared to the first quarter of 2010. Higher commodity prices and the expectation of record farm income resulted in the strength in retail sales of tractors and combines. Improvement in the dairy and livestock sector contributed to higher industry unit retail sales of mid-range tractors and hay equipment, which both increased compared to 2010 levels. Our unit retail sales of tractors were lower in

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
the first quarter of 2011 compared to the first quarter of 2010 and our unit retail sales of combines increased in the first quarter of 2011 compared to the same period in 2010.
     In Western Europe, industry unit retail sales of tractors for the first quarter of 2011 increased approximately 18% compared to the first quarter of 2010. Retail demand was particularly strong in Germany, Scandinavia, Finland and France. Higher commodity prices and the prospect for higher farm income contributed to the growth in the first quarter of 2011 compared to weak market conditions during the first quarter of 2010. Our Western European unit retail sales of tractors for the first quarter of 2011 were also higher when compared to the first quarter of 2010.
     South American industry unit retail sales of tractors and combines in the first quarter of 2011 were relatively flat compared to higher levels in the same period in 2010. Growth in Argentina and other South American markets offset industry sales declines in Brazil in the first quarter of 2011 compared to record levels in the first quarter of 2010. Industry unit retail sales in Brazil declined, but remain solid due to attractive farm economics and supportive government financing rates that have been extended through the end of 2011. Our South American unit retail sales of tractors and combines were lower in the first quarter of 2011 compared to the same period in 2010.
     Net sales in our Rest of World segment increased approximately 77.9% during the first quarter of 2011 compared to the prior year period due to higher sales in Eastern Europe, Russia, Australia and New Zealand.
STATEMENTS OF OPERATIONS
     Net sales for the first quarter of 2011 were $1,797.7 million compared to $1,328.2 million for the same period in 2010. Foreign currency translation positively impacted net sales by approximately $43.5 million, or 3.3%, in the first quarter of 2011. Excluding the positive impact of currency translation, net sales increased approximately 32.1%. The following table sets forth, for the three months ended March 31, 2011 and 2010, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended				Change due to currency
	March 31,		Change		translation
	2011	2010	$	%	$	%
North America	$359.4	$282.9	$76.5	27.0%	$4.5	1.6%
South America	410.5	377.3	33.2	8.8%	28.0	7.4%
Europe/Africa/ Middle East	928.7	612.3	316.4	51.7%	6.4	1.0%
Rest of World	99.1	55.7	43.4	77.9%	4.6	8.3%

	$1,797.7	$1,328.2	$469.5	35.3%	$43.5	3.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
     The following is a reconciliation of net sales for the three months ended March 31, 2011 at actual exchange rates compared to 2010 adjusted exchange rates (in millions):

	Three Months Ended
	March 31,		% change from
		2011 at Adjusted	2010 due to
	2011 at Actual	Exchange	currency
	Exchange Rates	Rates (1)	translation
North America	$359.4	$354.9	1.6%
South America	410.5	382.5	7.4%
EAME	928.7	922.3	1.0%
Rest of World	99.1	94.5	8.3%

Total	$1,797.7	$1,754.2	3.3%

(1)	Adjusted exchange rates are 2010 exchange rates.
     Regionally, net sales in North America increased during the first quarter of 2011 compared to the production-constrained level in the same period in 2010 resulting from increased sales of combines, implements, and hay equipment resulting from favorable farm economics and strong market conditions. In the Europe/Africa/Middle East region, net sales increased in the first quarter of 2011 compared to the exceptionally low sales levels in same period in 2010 primarily due to significant sales increases in Germany, France and the United Kingdom resulting from improvement in market conditions. Sales in the first quarter of 2010 were negatively impacted by weak market conditions and inventory reduction efforts in the region. Net sales in South America increased during the first quarter of 2011 compared to the same period in 2010 as a result of sales increases in Argentina and other South American markets, partially offset by lower sales in Brazil. In the Rest of World segment, net sales increased in the first quarter of 2011 compared to the same period in 2010 as a result of sales growth in Eastern Europe and Russia as a result of market recovery. We estimate that worldwide average price increases during the first quarter of 2011 were approximately 2.2%. Consolidated net sales of tractors and combines, which comprised approximately 72% of our net sales in the first quarter of 2011, increased approximately 38% in the first quarter of 2011 compared to the same period in 2010. Unit sales of tractors and combines increased approximately 17.8% during the first quarter of 2011 compared to the same period in 2010. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.
     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Three Months Ended
	March 31,
	2011		2010
		% of		% of
	$	Net sales	$	Net sales(1)
Gross profit	$355.9	19.8%	$224.6	16.9%
Selling, general and administrative expenses	184.7	10.3%	157.0	11.8%
Engineering expenses	57.9	3.2%	52.1	3.9%
Restructuring and other infrequent expenses	0.2	—	1.6	0.1%
Amortization of intangibles	4.4	0.2%	4.5	0.3%

Income from operations	$108.7	6.1%	$9.4	0.7%

(1)	Rounding may impact the summation of amounts.
     Gross profit as a percentage of net sales increased during the first quarter of 2011 compared to the first quarter of 2010, primarily due to higher production levels in Europe and North America and an improved sales mix, partially offset by higher material costs. Unit production of tractors and combines during the first quarter of 2011 was approximately 18% higher than the comparable period in 2010. We recorded approximately $0.3 million and $0.1 million of stock compensation expense, within cost of goods sold, during the first quarter of 2011 and 2010, respectively, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the first quarter of 2011 compared to the same period in 2010 primarily due to higher net sales. Engineering expenses increased during the first quarter of 2011 compared to the prior year period primarily due to an increased investment in new product development in order to meet new emission standards. We recorded approximately $4.4 million and $1.9 million of stock compensation expense within SG&A, during the first quarter of 2011 and 2010, respectively, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.
     We recorded restructuring and other infrequent expenses of approximately $0.2 million during the first quarter of 2011, primarily related to severance-related expenditures associated with the rationalization of our French operations. We recorded restructuring and other infrequent expenses of approximately $1.6 million during the first quarter of 2010, primarily related to severance, retention and other related costs associated with the rationalization of our operations in Finland and the United Kingdom, as well as the facility closure of our combine assembly operations in Randers, Denmark.
     Interest expense, net was $5.5 million for the first quarter of 2011 compared to $9.6 million for the comparable period in 2010. The decrease was primarily due to a reduction in debt levels and increased interest income earned during first quarter of 2011 compared to 2010.
     Other expense, net was $2.3 million during the first quarter of 2011 compared to other income, net of $2.5 million for the same period in 2010. Foreign currency gains were lower during the first quarter of 2011 compared to the same period in 2010. Losses on sales of receivables, primarily under our accounts receivable sales agreements in North America with AGCO Finance LLC and AGCO Finance Canada, Ltd., were $3.0 million and $2.7 million in the first quarter of 2011 and 2010, respectively.
     We recorded an income tax provision of $30.7 million for the first quarter of 2011 compared to $3.8 million for the comparable period in 2010. Our effective tax rate was lower in the first quarter of 2011 as a result of an increase in income in jurisdictions, such as the United States, for which no tax provision is being recorded due to previously established valuation allowances against deferred tax assets and net operating loss carryforwards.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
     Equity in net earnings of affiliates was $11.4 million for the first quarter of 2011 compared to $11.5 million for the comparable period in 2010.
RETAIL FINANCE JOINT VENTURES
     Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland, Austria and Argentina. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $2.8 million as of December 31, 2010 and will gradually be eliminated over time. As of March 31, 2011, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $325.0 million compared to $305.7 million as of December 31, 2010. The total finance portfolio in our retail finance joint ventures was approximately $7.3 billion and $7.0 billion as of March 31, 2011 and December 31, 2010, respectively. The total finance portfolio as of March 31, 2011 included approximately $6.4 billion of retail receivables and $0.9 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2010 included approximately $6.2 billion of retail receivables and $0.8 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the three months ended March 31, 2011, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $10.4 million compared to $9.4 million for the same period in 2010.
     The retail finance portfolio in our AGCO Finance joint venture in Brazil was approximately $2.2 billion as of March 31, 2011 and December 31, 2010. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
     We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:
•	Our $300.0 million revolving credit facility, which expires in May 2013 (no amounts were outstanding as of March 31, 2011).

•	Our €200.0 million (or approximately $284.2 million as of March 31, 2011) 6⅞% senior subordinated notes (see further discussion below).

•	Our $100.6 million 1 3/4% convertible senior subordinated notes senior subordinated notes could be converted based on the closing sales price of our common stock (see further discussion below). Our $201.3 million of 1 1/4% convertible senior subordinated notes may be required to be repurchased on December 15, 2013, or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €110.0 million (or approximately $156.3 million as of March 31, 2011) securitization facilities in Europe, which expire in October 2011. As of March 31, 2011, outstanding funding related to this facility was approximately €66.8 million (or approximately $94.9 million).

•	Our accounts receivable sales agreements in the United States and Canada with AGCO Finance LLC and AGCO Finance Canada, Ltd., with total accounts receivable sales and funding of up to $600.0 million for U.S. wholesale accounts receivable and up to C$250.0 million (or approximately $257.8 million as March 31, 2011) for Canadian wholesale accounts receivable. As of March 31, 2011, approximately $441.1 million of net proceeds had been received under these agreements.
     In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.
Current Facilities
     Our $100.6 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. As of December 31, 2010, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may also require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest as of December 31 2010. See Note 6 to our Condensed Consolidated Financial Statements for a full description of these notes, as well as settle any excess conversion value with shares of our common stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
     Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031. Refer to the Company’s Form 10-K for the year ended December 31, 2010 for a full description of these notes.
     As of March 31, 2011, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share and $40.73 per share, for our 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, respectively, for at least 20 trading days in the 30 consecutive trading days ending March 31, 2011, and, therefore, we classified both the notes as a current liability. In accordance with ASU 2009-04, “Accounting for Redeemable Equity Instruments,” we also classified the equity component of the 1 1/4% convertible senior subordinated notes as “temporary equity” as of March 31, 2011. The amount classified as “temporary equity” was measured as the excess of (a) the amount of cash that would be required to be paid upon conversion over (b) the carrying amount of the liability-classified component. As of March 31, 2011 and December 31, 2010, the principal amount of cash required to be repaid upon conversion of the 1 3/4% convertible senior subordinated notes was equivalent to the carrying amount of the liability-classified component. Future classification of both series of notes between current and long-term debt and classification of the equity component of the 1 1/4% convertible senior subordinated notes as “temporary equity” is dependent on the closing sales price of our common stock during future quarters.
     During the first quarter of 2011, holders of our 1 3/4% convertible senior subordinated notes converted approximately $60.4 million of principal amount of the notes. We issued 1,568,995 shares associated with the $83.8 million excess conversion value of the notes. We reflected the repayment of the principal of the notes, totaling $60.4 million, within “Conversion of convertible senior subordinated notes” within our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011.
     The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 6 and 9 of the Company’s Condensed Consolidated Financial Statements for further discussion.
     Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of March 31, 2011, we had no outstanding borrowings under the facility. As of March 31, 2011, we had availability to borrow approximately $290.0 million under the facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
     Our €200.0 million of 6⅞% senior subordinated notes due April 15, 2014, issued in April 2004, are unsecured obligations and are subordinated in right of payment to any existing or future senior indebtedness. Interest is payable on the notes semi-annually on April 15 and October 15 of each year. As of and subsequent to April 15, 2009, we may redeem the notes, in whole or in part, initially at 103.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, at any time on or after April 15, 2012. The notes include covenants restricting the incurrence of indebtedness and the making of certain restricted payments, including dividends. On April 1, 2011, we notified the holders of the notes that we would be redeeming the notes at a price of 101.146% of their principal amount on May 2, 2011, in accordance with the redemption provisions of the indenture agreement. We funded the redemption of the notes with a new €200.0 million senior unsecured term loan with Rabobank. The new term loan is due May 2, 2016 and bears interest at a fixed rate of 4.5%. We will record a loss of approximately $3.1 million associated with the premium paid to the holders of the notes and will record a write-off of approximately $1.2 million of unamortized deferred debt issuance costs associated with the redemption. Both of these amounts will be reflected within “Interest expense, net” in our Condensed Consolidated Statements of Operations during the three months ended June 30, 2011.
     Under our European securitization facilities, we sell accounts receivable in Europe on a revolving basis to commercial paper conduits through a qualifying special-purpose entity (“QSPE”) in the United Kingdom. The European facilities expire in October 2011, but are subject to annual renewal. As of March 31, 2011, the outstanding funded balance of our European securitization facilities was approximately €66.8 million (or approximately $94.9 million as of March 31, 2011). We recognized approximately $94.9 million of accounts receivable sold through our European securitization facilities as of March 31, 2011 with a corresponding liability equivalent to the funded balance of the facilities. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 10% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduits.
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
     Our accounts receivable sales agreements permit the sale, on an ongoing basis, of substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our U.S. and Canadian retail finance joint ventures. We have a 49% ownership in these joint ventures. The accounts receivable sales agreements provide for funding up to $600.0 million of U.S. accounts receivable and up to C$250.0 million (or approximately $257.8 million as of March 31, 2011) of Canadian accounts receivable. The sale of the receivables is without recourse to us. We do not service the receivables after the sale occurs and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of March 31, 2011, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements with AGCO Finance LLC and AGCO Finance Canada, Ltd. was approximately $441.1 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
     Our AGCO Finance retail joint ventures in Europe, Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2011 and December 31, 2010, these retail finance joint ventures had approximately $209.2 million and $221.8 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.
Cash Flows
     Cash flows used in operating activities were $167.4 million for the first quarter of 2011 compared to $202.3 million for the first quarter of 2010. The use of cash in both periods was primarily due to seasonal increases of working capital.
     Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,109.5 million in working capital at March 31, 2011, as compared with $1,208.1 million at December 31, 2010 and $1,075.3 million at March 31, 2010. The decrease in working capital as of March 31, 2011 compared to December 31, 2010 was primarily attributable to the reclassification of our 1 1/4% convertible senior subordinated notes to a current liability during the first quarter of 2011, as was previously discussed. Accounts receivable and inventories, combined, at March 31, 2011 were $462.0 million higher than at December 31, 2010 and $423.0 million higher than at March 31, 2010. The increase in accounts receivable and inventories during the first quarter of 2011 was as a result of our recent acquisitions, the impact of currency translation and net sales growth.
     Capital expenditures for the first quarter of 2011 were $36.8 million compared to $24.1 million for the first quarter of 2010. We anticipate that capital expenditures for the full year of 2011 will range from approximately $250.0 million to $300.0 million and will primarily be used to support our manufacturing operations, focused on improving productivity, as well as to support the development and enhancement of new and existing products.
     Our debt to capitalization ratio, which is total indebtedness and temporary equity divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 19.5% at March 31, 2011 compared to 21.3% at December 31, 2010.
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
     At March 31, 2011, we guaranteed indebtedness owed to third parties of approximately $106.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. We believe the credit risk associated with these guarantees is not material to our financial position. Losses under such guarantees historically have been insignificant. In addition, we would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
Other
     As of March 31, 2011, we had outstanding designated and non-designated foreign exchange contracts with a notional amount of approximately $1,272.4 million. The outstanding contracts as of March 31, 2011 range in maturity through December 2011. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk Management” for further information.
     As discussed in “Liquidity and Capital Resources,” we sell substantially all of our wholesale accounts receivable in North America to our U.S. and Canadian retail finance joint ventures, and we sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have reviewed the sale of such receivables and have determined that these facilities should be accounted for as off-balance sheet transactions.
Contingencies
     As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $25.7 million and $22.3 million against our outstanding balance of Brazilian VAT taxes receivable as of March 31, 2011 and December 31, 2010, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.
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
     See Part II, Item 1, “Legal Proceedings” for further discussion of these matters.
OUTLOOK
     Global industry sales are expected to grow in 2011 compared to 2010. Robust growth is expected in Western Europe and the Commonwealth of Independent States due to market recovery. Modest growth is projected for North America and healthy market conditions are expected to continue in South America.
     For the full year of 2011, we expect an increase in net sales and earnings compared to the full year of 2010. Gross margin improvement due to increased production levels and cost control initiatives is expected to be partially offset by increased engineering and market expansion expenditures.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis,

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)
management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments, and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.
FORWARD-LOOKING STATEMENTS
     Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as industry demand, market conditions, general economic outlook, availability of financing, margins, engineering expenses, earnings, net sales, guarantees of indebtedness, compliance with loan covenants, conversion of our notes, equipment resales, future capital expenditures and indebtedness requirements and working capital needs are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.
     These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:
•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;

•	cost of steel and other raw materials;

•	energy costs;

•	performance of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.
     Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2010.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
     We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2010 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.
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
All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2011 and 2010, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the three months ended March 31, 2011 and 2010 was approximately $1.2 million and $(0.6) million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2011 range in maturity through December 2011.
     Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $24.6 million as of March 31, 2011. Using the same sensitivity analysis as of March 31, 2010, the fair value of such instruments would have decreased by approximately $37.0 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
     We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes and the term loan that we recently entered into with Rabobank, replacing our former senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the three months ended March 31, 2011 would have increased by approximately less than $0.1 million.
     We had no interest rate swap contracts outstanding during the three months ended March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.
ITEM 5 (a). Other Information
     On April 1, 2011, we notified the holders of our €200.0 million of 6⅞% senior subordinated notes due April 15, 2014 that we would be redeeming the notes at a price of 101.146% of their principal amount on May 2, 2011, in accordance with the redemption provisions of the indenture agreement. We funded the redemption of the notes with a new €200.0 million senior unsecured term loan with Rabobank. The new term loan is due May 2, 2016 and bears interest at a fixed rate of 4.5%.
     A copy of the credit agreement with Rabobank is attached as Exhibit 10.1 to this Report.

ITEM 6. EXHIBITS

The filings referenced for
Exhibit		incorporation by reference are
Number	Description of Exhibit	AGCO Corporation
10.1	Credit Agreement with Rabobank	Filed herewith
10.2	2006 Long-term Incentive Plan (as amended and restated)	Incorporated by reference to Appendix A to the Proxy Statement dated March 21, 2011
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that XBRL (Extensible Business Reporting Language) information is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGCO CORPORATION Registrant
Date: May 6, 2011	/s/ Andrew H. Beck
Andrew H. Beck
Senior Vice President and Chief Financial Officer (Principal Financial Officer)