Form 10-Q
period 2011-06-30
AGCO CORP /DE
filed 2011-08-05
CIK 880266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2011

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

As of July 31, 2011, AGCO Corporation had 96,472,777 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.

AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in millions, except share amounts)

	June 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$573.1	$719.9
Accounts and notes receivable, net	1,062.9	908.5
Inventories, net	1,658.2	1,233.5
Deferred tax assets	60.2	52.6
Other current assets	243.5	206.5

Total current assets	3,597.9	3,121.0
Property, plant and equipment, net	1,108.3	924.8
Investment in affiliates	369.8	398.0
Deferred tax assets	37.6	58.0
Other assets	132.2	130.8
Intangible assets, net	228.4	171.6
Goodwill	734.8	632.7

Total assets	$6,209.0	$5,436.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1.0	$0.1
Convertible senior subordinated notes	100.3	161.0
Securitization facilities	150.7	113.9
Accounts payable	834.5	682.6
Accrued expenses	1,004.7	883.1
Other current liabilities	77.9	72.2

Total current liabilities	2,169.1	1,912.9
Long-term debt, less current portion	475.6	443.0
Pensions and postretirement health care benefits	235.0	226.5
Deferred tax liabilities	122.7	103.9
Other noncurrent liabilities	117.0	91.4

Total liabilities	3,119.4	2,777.7

Commitments and contingencies (Note 16)

Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2011 and 2010	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 94,829,980 and 93,143,542 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	0.9	0.9
Additional paid-in capital	1,060.2	1,051.3
Retained earnings	1,952.0	1,738.3
Accumulated other comprehensive income (loss)	44.3	(132.1)

Total AGCO Corporation stockholders’ equity	3,057.4	2,658.4

Noncontrolling interests	32.2	0.8

Total stockholders’ equity	3,089.6	2,659.2

Total liabilities and stockholders’ equity	$6,209.0	$5,436.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2011	2010
Net sales	$2,358.6	$1,743.0
Cost of goods sold	1,870.3	1,421.9

Gross profit	488.3	321.1

Selling, general and administrative expenses	216.5	164.8
Engineering expenses	66.2	55.0
Restructuring and other infrequent (income) expenses	(0.9)	0.5
Amortization of intangibles	4.9	4.3

Income from operations	201.6	96.5

Interest expense, net	12.5	8.3
Other expense, net	7.9	7.3

Income before income taxes and equity in net earnings of affiliates	181.2	80.9

Income tax provision	61.1	31.9

Income before equity in net earnings of affiliates	120.1	49.0

Equity in net earnings of affiliates	13.8	13.8

Net income	133.9	62.8

Net (income) loss attributable to noncontrolling interests	(0.2)	0.1

Net income attributable to AGCO Corporation and subsidiaries	$133.7	$62.9

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$1.41	$0.68

Diluted	$1.36	$0.66

Weighted average number of common and common equivalent shares outstanding:
Basic	94.7	92.9

Diluted	98.6	95.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2011	2010
Net sales	$4,156.3	$3,071.2
Cost of goods sold	3,312.1	2,525.5

Gross profit	844.2	545.7

Selling, general and administrative expenses	401.2	321.8
Engineering expenses	124.1	107.1
Restructuring and other infrequent (income) expenses	(0.7)	2.1
Amortization of intangibles	9.3	8.8

Income from operations	310.3	105.9

Interest expense, net	18.0	17.9
Other expense, net	10.2	4.8

Income before income taxes and equity in net earnings of affiliates	282.1	83.2

Income tax provision	91.8	35.7

Income before equity in net earnings of affiliates	190.3	47.5

Equity in net earnings of affiliates	25.2	25.3

Net income	215.5	72.8

Net (income) loss attributable to noncontrolling interests	(1.8)	0.2

Net income attributable to AGCO Corporation and subsidiaries	$213.7	$73.0

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$2.26	$0.79

Diluted	$2.17	$0.76

Weighted average number of common and common equivalent shares outstanding:
Basic	94.4	92.7

Diluted	98.4	96.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$215.5	$72.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73.6	64.8
Deferred debt issuance cost amortization	1.9	1.4
Amortization of intangibles	9.3	8.8
Amortization of debt discount	4.1	8.0
Stock compensation	11.4	5.2
Equity in net earnings of affiliates, net of cash received	(17.4)	(18.9)
Deferred income tax provision (benefit)	1.0	(5.8)
Other	(1.5)	(0.1)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(42.6)	(18.7)
Inventories, net	(269.3)	(227.1)
Other current and noncurrent assets	(26.3)	(33.1)
Accounts payable	74.4	104.5
Accrued expenses	69.8	34.6
Other current and noncurrent liabilities	(2.4)	17.1

Total adjustments	(114.0)	(59.3)

Net cash provided by operating activities	101.5	13.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(112.4)	(45.3)
Proceeds from sale of property, plant and equipment	0.8	0.3
Purchase of businesses, net of cash acquired	(88.3)	—
Investments in consolidated affiliate, net of cash acquired	(25.0)	—
Investments in unconsolidated affiliates, net	(6.0)	—

Net cash used in investing activities	(230.9)	(45.0)

Cash flows from financing activities:
Conversion of convertible senior subordinated notes	(60.7)	—
Proceeds from (repayment of) debt obligations, net	18.3	(14.5)
Payment of minimum tax withholdings on stock compensation	(2.5)	(11.0)
Distribution to noncontrolling interest	(0.5)	—
Proceeds from issuance of common stock	0.1	0.1

Net cash used in financing activities	(45.3)	(25.4)

Effect of exchange rate changes on cash and cash equivalents	27.9	(19.5)

Decrease in cash and cash equivalents	(146.8)	(76.4)
Cash and cash equivalents, beginning of period	719.9	651.4

Cash and cash equivalents, end of period	$573.1	$575.0

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. Accordingly, this standard increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be presented in either a single continuous statement or in two consecutive statements reporting net income and other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This standard also requires the presentation of components of other comprehensive income in interim and annual financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. Early adoption is permitted. The Company will adopt ASU 2011-05 by presenting two separate but consecutive statements reporting net income and other comprehensive income commencing during the three months ended March 31, 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement concepts and continues the convergence towards a uniform framework for applying fair value measurement principles. This standard requires additional disclosures for fair value measurements, primarily Level 3 measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of ASU 2011-04 to have a material effect on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of the adoption of ASU 2011-04 on its disclosures.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

2.	JOINT VENTURE AND ACQUISITION

On January 3, 2011, the Company acquired 50% of AGCO-Amity JV, LLC (“AGCO-Amity JV”) for approximately $25.0 million, net of approximately $5.0 million cash acquired, thereby creating a joint venture between the Company and Amity Technology LLC. The joint venture had approximately $6.2 million of indebtedness as of the date of acquisition. AGCO-Amity JV is located in North Dakota and manufactures air-seeding and tillage equipment. The investment was funded with available cash on hand. As the Company has a controlling voting interest to direct the activities that most significantly impact the joint venture, the Company has consolidated the joint venture’s operations in the Company’s results of operations and financial position commencing as of and from the date of the formation of the joint venture. The Company allocated the purchase price to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The acquired net assets consist primarily of accounts receivable, property, plant and equipment, inventories, trademarks and other intangible assets. The Company recorded approximately $20.1 million of goodwill and approximately $22.9 million of tradename, technology and distribution network intangible assets, representing 100% of the value of these assets within the joint venture’s financial position. The goodwill is reported within the Company’s North American geographical reportable segment.

The acquired other identifiable intangible assets of AGCO-Amity JV are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Tradenames and trademarks	$1.4	5 years
Technology	17.1	15 years
Distribution network	4.4	5 years

	$22.9

On March 3, 2011, the Company acquired the remaining 50% of Laverda SpA (“Laverda”) for approximately €63.8 million, net of approximately €1.2 million cash acquired (or approximately $88.3 million, net). Laverda, previously an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda-branded combines, the Breganze factory manufactures mid-range combine harvesters for the Company’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East. The Company’s 100% ownership of Laverda includes ownership in Fella-Werke GMBH, a German manufacturer of grass and hay machinery. The Company allocated the purchase price to the assets acquired and liabilities assumed based on a preliminary estimate of their fair values as of the acquisition date. The acquired net assets consist primarily of accounts receivable, property, plant and equipment, inventories, tradename and other intangible assets. The Company recorded approximately $40.9 million of goodwill and approximately $33.4 million of trademark and distribution network intangible assets associated with the acquisition. The goodwill recorded is reported within the Company’s Europe/Middle East/Africa geographical reportable segment. In addition, the Company recorded a gain of approximately $0.7 million on the remeasurement of the previously held equity interest during the six months ended June 30, 2011 within the Company’s Condensed Consolidated Statements of Operations as a result of the acquisition.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

The acquired other identifiable intangible assets of Laverda are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Tradenames	$6.6	30 years
Distribution network	26.8	16 years

	$33.4

On December 15, 2010, the Company acquired Sparex Holdings Ltd (“Sparex”), a U.K. company, for approximately £51.6 million, net of approximately £2.7 million cash acquired (or approximately $81.5 million, net). Sparex, headquartered in Exeter, United Kingdom, is a global distributor of accessories and tractor replacement parts serving the agricultural aftermarket, with operations in 17 countries. The acquisition was financed with available cash on hand. The Company recorded approximately $25.9 million of goodwill and approximately $28.6 million of preliminary estimated tradename and customer relationship intangible assets associated with the acquisition of Sparex. The results of operations for the Sparex acquisition have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition.

The following pro forma data summarizes the results of operations for the three months ended June 30, 2010 and six months ended June 30, 2011 and 2010, respectively, as if the Laverda and Sparex acquisitions had occurred as of January 1, 2010. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transaction occurred on the date indicated or what the results of operations may be in any future period (in millions, except per share data):

Three Months Ended June 30, 2010
Net sales	$1,833.7

Net income attributable to AGCO Corporation and subsidiaries	67.1

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$0.72
Diluted	$0.70

	Six Months Ended June 30,
	2011	2010
Net sales	$4,189.9	$3,232.4

Net income attributable to AGCO Corporation and subsidiaries	214.1	78.7

Net income per common share attributable to AGCO Corporation and subsidiaries:

Basic	$2.27	$0.85
Diluted	$2.18	$0.82

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

3.	RESTRUCTURING AND OTHER INFREQUENT EXPENSES

During 2009 and 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities, including those located in France and Finland, as well as at the Company’s administrative office located in the United Kingdom. During 2010, the Company recorded approximately $2.2 million associated with these and various other actions within the Company’s Europe/Africa/Middle East geographical segment. As of December 31, 2010, approximately $1.5 million of severance and other related costs were accrued associated with such actions and 611 of 653 employees expected to be terminated had been terminated. During the six months ended June 30, 2011, the Company recorded restructuring and infrequent income of approximately $0.7 million, which included a reversal of approximately $0.9 million of previously accrued legally required severance payments associated with the rationalization of its French operations. Due to the improvement in European market conditions in 2011, employees previously identified to be terminated in France will not be terminated as planned. During the six months ended June 30, 2011, the Company paid approximately $0.4 million of severance and other related costs. A majority of the remaining $0.4 million of severance and other related costs accrued as of June 30, 2011 are expected to be paid, and the remaining two of the original 653 employees identified for termination are expected to be terminated during 2011.

In November 2009, the Company announced the closure of its assembly operations located in Randers, Denmark. The Company ceased operations in July 2010 and completed the transfer of the assembly operations to its harvesting equipment manufacturing operations, Laverda, located in Breganze, Italy, in August 2010. The Company recorded approximately $2.2 million of expenses during 2010 associated with the facility closure, primarily related to employee retention payments, which were accrued over the term of the retention period. As of December 31, 2010, approximately $0.7 million of severance, retention and other related costs were accrued associated with the closure, and 73 of the 79 employees expected to be terminated had been terminated. During the six months ended June 30, 2011, the Company paid approximately $0.6 million of severance, retention and other related costs associated with the closure. The remaining $0.1 million of severance, retention and other related costs accrued as of June 30, 2011 are expected to be paid and the remaining employees are expected to be terminated during 2011.

4.	STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of goods sold	$0.4	$0.2	$0.7	$0.3
Selling, general and administrative expenses	6.6	3.3	11.0	5.2

Total stock compensation expense	$7.0	$3.5	$11.7	$5.5

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

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2011 and 2010 was $53.18 and $33.65, respectively.

During the six months ended June 30, 2011, the Company granted 624,400 awards for the three-year performance period commencing in 2011 and ending in 2013, assuming the maximum target level of performance is achieved. On April 21, 2011, the Company’s shareholders approved the amendment and restatement of the 2006 Plan, including an increase in the number of shares available for issuance under the 2006 Plan by 5.0 million shares, for a total of 10.0 million shares available for grant. During the three months ended June 30, 2011, the Company granted 781,500 awards for a three- to five-year performance period commencing in 2011 and ending in 2015, assuming the maximum target level of performance is achieved for operating margin improvement. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the six months ended June 30, 2011 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,916,254
Shares awarded	1,405,900
Shares forfeited or unearned	(29,700)
Shares earned	—

Shares awarded but not earned at June 30	3,292,454

As of June 30, 2011, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $52.5 million, and the weighted average period over which it is expected to be recognized is approximately four years.

During the three and six months ended June 30, 2011, the Company recorded stock compensation expense of approximately $0.6 million and $1.3 million, respectively, associated with stock settled stock appreciation rights (“SSAR”) awards. During the three and six months ended June 30, 2010, the Company recorded stock compensation expense of approximately $0.6 million and $1.3 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the six months ended June 30, 2011 and 2010 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted and the weighted average assumptions under the Black-Scholes option model were as follows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Weighted average grant date fair value	$22.58	$14.51

Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	2.0%	2.5%
Expected volatility	49.5%	48.5%
Expected dividend yield	—	—

SSAR transactions during the six months ended June 30, 2011 were as follows:

SSARs outstanding at January 1	798,197
SSARs granted	150,000
SSARs exercised	(123,062)
SSARs canceled or forfeited	(500)

SSARs outstanding at June 30	824,635

SSAR price ranges per share:
Granted	$49.75-52.29
Exercised	21.45-37.38
Canceled or forfeited	56.98

Weighted average SSAR exercise prices per share:
Granted	$52.23
Exercised	28.03
Canceled or forfeited	56.98
Outstanding at June 30	36.54

At June 30, 2011, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of June 30, 2011, the total compensation cost related to unvested SSARs not yet recognized was approximately $6.0 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of June 30, 2011	Weighted Average Exercise Price
$21.45 – $24.51	262,907	4.3	$21.68	132,938	$21.99
$26.00 – $37.38	310,141	4.4	$34.94	167,891	$36.34
$44.55 – $66.20	251,587	5.4	$54.04	75,612	$56.88

	824,635			376,441	$35.40

The total fair value of SSARs vested during the six months ended June 30, 2011 was $2.2 million. There were 448,194 SSARs that were not vested as of June 30, 2011. The total intrinsic value of outstanding and exercisable SSARs as of June 30, 2011 was $11.8 million and $5.8 million, respectively. The total intrinsic value of SSARs exercised during the six months ended June 30, 2011 was approximately $3.4 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period would expire immediately. The plan allows for the director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes which would be payable at the time of grant. The 2011 grant was made on April 21, 2011 and equated to 16,560 shares of common stock, of which 12,034 shares of common stock were issued, after shares were withheld for withholding taxes. The Company recorded stock compensation expense of approximately $0.9 million during the three months ended June 30, 2011 associated with these grants.

As of June 30, 2011, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 4.3 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Stock Option Plan

There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during the six months ended June 30, 2011 were as follows:

Options outstanding and exercisable at January 1	19,275
Options granted	—
Options exercised	(3,925)
Options canceled or forfeited	—

Options outstanding and exercisable at June 30	15,350

Options available for grant at June 30	1,935,437

Option price ranges per share:
Granted	$—
Exercised	15.12-20.85
Canceled or forfeited	—

Weighted average option exercise prices per share:
Granted	$—
Exercised	16.58
Canceled or forfeited	—
Outstanding at June 30	16.24

At June 30, 2011, the outstanding and exercisable options had a weighted average remaining contractual life of approximately less than one year and an aggregate intrinsic value of approximately $0.5 million.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price:

	Options Outstanding and Exercisable as of June 30, 2011
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$15.12 - $20.85	15,350	0.5	$16.24

The total intrinsic value of options exercised during the six months ended June 30, 2011 was approximately $0.2 million. Cash received from stock option exercises was approximately $0.1 million for the six months ended June 30, 2011. The Company realized an insignificant tax benefit from the exercise of these options.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2011 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Total
Gross carrying amounts:

Balance as of December 31, 2010	$38.4	$124.9	$50.8	$214.1
Acquisitions	7.7	33.3	17.1	58.1
Foreign currency translation	0.6	8.9	4.1	13.6

Balance as of June 30, 2011	$46.7	$167.1	$72.0	$285.8

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Total
Accumulated amortization:

Balance as of December 31, 2010	$11.0	$73.7	$50.4	$135.1
Amortization expense	0.8	7.7	0.8	9.3
Foreign currency translation	—	5.0	3.9	8.9

Balance as of June 30, 2011	$11.8	$86.4	$55.1	$153.3

	Trademarks and Tradenames
Unamortized intangible assets:
Balance as of December 31, 2010	$92.6
Foreign currency translation	3.3

Balance as of June 30, 2011	$95.9

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

Changes in the carrying amount of goodwill during the six months ended June 30, 2011 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Consolidated
Balance as of December 31, 2010	$3.1	$196.7	$432.9	$632.7
Acquisitions	20.1	—	39.1	59.2
Adjustments related to income taxes	—	—	(4.7)	(4.7)
Foreign currency translation	—	12.2	35.4	47.6

Balance as of June 30, 2011	$23.2	$208.9	$502.7	$734.8

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 30 years.

During the six months ended June 30, 2011, the Company reduced goodwill by approximately $4.7 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

6.	INDEBTEDNESS

Indebtedness consisted of the following at June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011	December 31, 2010
6 7/8% Senior subordinated notes due 2014	$—	$267.7
4 1/2% Senior unsecured term loan due 2016	289.8	—
1 3/4% Convertible senior subordinated notes due 2033	100.3	161.0
1 1/4% Convertible senior subordinated notes due 2036	179.3	175.2
Securitization facilities	150.7	113.9
Other long-term debt	7.5	0.2

	727.6	718.0
Less: Current portion of long-term debt	(1.0)	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	(100.3)	(161.0)
Securitization facilities	(150.7)	(113.9)

Total indebtedness, less current portion	$475.6	$443.0

The Company’s $100.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes had been converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

During the six months ended June 30, 2011, holders of the Company’s 1 3/4% convertible senior subordinated notes converted approximately $60.7 million of principal amount of the notes. The Company issued 1,577,889 shares associated with the $84.2 million excess conversion value of the notes. The Company reflected the repayment of the principal of the notes totaling $60.7 million within “Conversion of convertible senior subordinated notes” within the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011.

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

The following table sets forth as of June 30, 2011 and December 31, 2010 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s convertible senior subordinated notes (in millions):

	June 30, 2011	December 31, 2010
1 3/4% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$—	$16.1

Principal amount of the liability component	$100.3	$161.0
Less: unamortized discount	—	—

Net carrying amount	$100.3	$161.0

1 1/4% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(22.0)	(26.1)

Net carrying amount	$179.3	$175.2

The following table sets forth the interest expense recognized relating to both the contractual interest coupon and the amortization of the remaining discount on the liability component, if applicable, for the Company’s convertible senior subordinated notes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
1 3/4% Convertible senior subordinated notes:
Interest expense	$0.4	$3.0	$0.9	$5.9

1 1/4% Convertible senior subordinated notes:
Interest expense	$2.7	$2.5	$5.4	$5.1

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

The effective interest rate on the liability component for both notes for the three and six months ended June 30, 2011 and 2010 was 6.1%. The discount for the 1 3/4% convertible senior subordinated notes was amortized through December 2010 and the unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013, as this is the earliest date the notes holders can require the Company to repurchase the notes.

Holders of the Company’s convertible senior subordinated notes may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $22.36 per share for the 1 3/4% convertible senior subordinated notes and $40.73 per share for the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of June 30, 2011 and December 31, 2010, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending June 30, 2011 and December 31, 2010, respectively, and, therefore, the Company classified the notes as a current liability. Future classification of both series of notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters.

The Company’s €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, issued in April 2004, were redeemed at a price of 101.146% of their principal amount on May 2, 2011, in accordance with the redemption provisions of the indenture agreement. The Company funded the redemption of the notes with a new €200.0 million senior unsecured term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland.” The new term loan is due May 2, 2016 and bears interest at a fixed rate of 4 1/2%. During the three months ended June 30, 2011, the Company recorded a loss of approximately $3.1 million associated with the premium paid to the holders of the notes and a write-off of approximately $1.2 million of unamortized deferred debt issuance costs associated with the redemption within “interest expense, net” in the Company’s Condensed Consolidated Statements of Operations.

At June 30, 2011, the estimated fair values of the Company’s 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $234.5 million and $270.5 million, respectively, compared to their carrying values of $100.3 million and $179.3 million, respectively. At December 31, 2010, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible senior subordinated notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $271.7 million, $325.1 million and $277.1 million, respectively, compared to their carrying values of $267.7 million, $161.0 million and $175.2 million, respectively.

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2011 and December 31, 2010, outstanding letters of credit issued under the revolving credit facility totaled $10.0 million and $9.8 million, respectively.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

7.	INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30, 2011	December 31, 2010
Finished goods	$637.7	$422.6
Repair and replacement parts	484.7	432.4
Work in process	150.9	90.2
Raw materials	384.9	288.3

Inventories, net	$1,658.2	$1,233.5

8.	PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2011 and 2010 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$218.2	$174.9	$199.5	$181.6
Acquisitions	—	—	2.6	—
Accruals for warranties issued during the period	55.3	39.1	93.6	69.1
Settlements made (in cash or in kind) during the period	(39.4)	(25.8)	(69.4)	(55.5)
Foreign currency translation	3.4	(10.3)	11.2	(17.3)

Balance at June 30	$237.5	$177.9	$237.5	$177.9

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $211.2 million and $179.0 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively. Approximately $26.3 million and $20.5 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively.

9.	NET INCOME PER COMMON SHARE

Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding stock options, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$133.7	$62.9	$213.7	$73.0

Weighted average number of common shares outstanding	94.7	92.9	94.4	92.7

Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.41	$0.68	$2.26	$0.79

Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries for purposes of computing diluted net income per share	$133.7	$62.9	$213.7	$73.0

Weighted average number of common shares outstanding	94.7	92.9	94.4	92.7
Dilutive stock options, SSARs, performance share awards and restricted stock awards	0.3	0.2	0.4	0.5
Weighted average assumed conversion of contingently convertible senior subordinated notes	3.6	2.8	3.6	2.9

Weighted average number of common and common equivalent shares outstanding for purposes of computing diluted earnings per share	98.6	95.9	98.4	96.1

Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.36	$0.66	$2.17	$0.76

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

There were SSARs to purchase approximately 0.3 million shares of the Company’s common stock for the three and six months ended June 30, 2011 and approximately 0.5 million shares of the Company’s common stock for the three and six months ended June 30, 2010 that were excluded from the calculation of diluted earnings per share because the SSARs had an antidilutive impact.

10.	INCOME TAXES

At June 30, 2011 and December 31, 2010, the Company had approximately $59.0 million and $48.2 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of June 30, 2011 and December 31, 2010, the Company had approximately $22.3 million and $14.2 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of June 30, 2011 and December 31, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.7 million and $5.2 million, respectively.

Generally, the tax years 2004 through 2010 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

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

The foreign currency contracts are primarily forward and options contracts. These contracts’ fair value measurements fall within Level 2 of the fair value hierarchy. Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.

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

Cash Flow Hedges

During 2011 and 2010, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. The amount of the gain (loss) recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the six months ended June 30, 2011 and 2010 was approximately $2.7 million and $(2.3) million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2011 range in maturity through December 2011.

The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives held by the Company during the six months ended June 30, 2011 (in millions):

	Before- Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2010	$1.7	$0.5	$1.2
Net changes in fair value of derivatives	8.9	0.9	8.0
Net gains reclassified from accumulated other comprehensive income (loss) into income	(3.0)	(0.3)	(2.7)

Accumulated derivative net gains as of June 30, 2011	$7.6	$1.1	$6.5

As of June 30, 2011 and December 31, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $125.2 million and $111.1 million, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2011 and 2010, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of June 30, 2011 and December 31, 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $901.8 million and $1,002.3 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and six months ended June 30, 2011, the Company recorded a net loss of approximately $0.4 million and a net gain of approximately $1.8 million, respectively, under the caption “Other expense, net” related to these contracts. For the three and six months ended June 30, 2010, the Company recorded a net gain of approximately $33.6 million and $44.2 million, respectively, under the caption “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

The table below sets forth the fair value of derivative instruments as of June 30, 2011 (in millions):

	000000	000000	000000	000000
	Asset Derivatives As of June 30, 2011		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:

Foreign currency contracts	Other current assets	$7.8	Other current liabilities	$—

Derivative instruments not designated as hedging instruments:

Foreign currency contracts	Other current assets	5.2	Other current liabilities	9.4

Total derivative instruments		$13.0		$9.4

The table below sets forth the fair value of derivative instruments as of December 31, 2010 (in millions):

	000000	000000	000000	000000
	Asset Derivatives As of December 31, 2010		Liability Derivatives As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:

Foreign currency contracts	Other current assets	$2.3	Other current liabilities	$—

Derivative instruments not designated as hedging instruments:

Foreign currency contracts	Other current assets	12.0	Other current liabilities	8.7

Total derivative instruments		$14.3		$8.7

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

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

12.	CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

The following table sets forth changes in equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the six months ended June 30, 2011 (in millions):

	AGCO Corporation and subsidiaries
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$0.9	$1,051.3	$1,738.3	$(132.1)	$0.8	$2,659.2
Stock compensation	—	11.4	—	—	—	11.4
Issuance of performance award stock	—	(1.5)	—	—	—	(1.5)
Stock options and SSARs exercised	—	(1.0)	—	—	—	(1.0)
Investment by noncontrolling interest	—	—	—	—	30.0	30.0
Distribution to noncontrolling interest	—	—	—	—	(0.5)	(0.5)
Comprehensive income (loss):
Net income	—	—	213.7	—	1.8	215.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	168.0	0.1	168.1
Defined benefit pension plans	—	—	—	3.1	—	3.1
Unrealized gain on derivatives	—	—	—	5.3	—	5.3

Balance, June 30, 2011	$0.9	$1,060.2	$1,952.0	$44.3	$32.2	$3,089.6

Total comprehensive income (loss) for the three months ended June 30, 2011 and 2010 was as follows (in millions):

	AGCO Corporation and subsidiaries		Noncontrolling Interests
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$133.7	$62.9	$0.2	$(0.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	75.4	(76.8)	0.1	(0.1)
Defined benefit pension plans	1.5	1.7	—	—
Unrealized gain (loss) on derivatives	1.2	(5.5)	—	—
Unrealized gain on derivatives held by affiliates	—	0.1	—	—

Total comprehensive income (loss)	$211.8	$(17.6)	$0.3	$(0.2)

Total comprehensive (loss) income for the six months ended June 30, 2011 and 2010 was as follows (in millions):

	AGCO Corporation and subsidiaries		Noncontrolling Interests
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$213.7	$73.0	$1.8	$(0.2)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	168.0	(151.1)	0.1	(0.1)
Defined benefit pension plans	3.1	3.3	—	—
Unrealized gain (loss) on derivatives	5.3	(6.2)	—	—
Unrealized gain on derivatives held by affiliates	—	0.2	—	—

Total comprehensive income (loss)	$390.1	$(80.8)	$1.9	$(0.3)

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

13.	ACCOUNTS RECEIVABLE SALES AGREEMENTS AND SECURITIZATION FACILITIES

At June 30, 2011, the Company’s accounts receivable securitization facilities in Europe had outstanding funding of approximately €104 million (or approximately $150.7 million). The Company recognized approximately $150.7 million of accounts receivable sold through its European securitization facilities within the Company’s Condensed Consolidated Balance Sheet as of June 30, 2011, with a corresponding liability equivalent to the funded balance of the facility. The European facility expires in October 2011, and is subject to annual renewal. Wholesale accounts receivable are sold on a revolving basis to commercial paper conduits under the European facility through a wholly-owned qualified special purpose entity in the United Kingdom. The accrued interest owed to the commercial paper conduits associated with outstanding funding under the European facilities was approximately $0.2 million as of June 30, 2011. Losses on sales of receivables under the European securitization facilities were reflected within “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations.

At June 30, 2011, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of substantially all of its wholesale receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., its 49% owned U.S. and Canadian retail finance joint ventures. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements in accordance with ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-16”) and determined that these facilities should be accounted for as off-balance sheet transactions.

As of June 30, 2011, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements was approximately $421.4 million. For the three and six months ended June 30, 2011, the Company paid AGCO Finance LLC and AGCO Finance Canada, Ltd. both a servicing fee related to the servicing of the sold receivables and a subsidized interest payment. These fees were reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The subsidized interest payment was calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the facilities.

At June 30, 2011, the Company also had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in France, Germany, Denmark, Sweden and Austria to the relevant AGCO Finance entities in those countries. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements in accordance with ASU 2009-16 and determined that these facilities should be accounted for as off-balance sheet transactions. As of June 30, 2011 and December 31, 2010, cash received from receivables sold under these accounts receivable sales agreements in Europe was approximately $195.4 million and $169.2 million, respectively.

For the three and six months ended June 30, 2011, the Company paid the respective AGCO Finance entities in France, Germany, Denmark, Sweden and Austria both a servicing fee related to the servicing of the sold receivables and a subsidized interest payment. These fees were reflected within losses on the sales of receivables included within “Other expense, net” and “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations. The subsidized interest payment was calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the facilities.

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” and “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.2 million and $8.8 million during the three and six months ended June 30, 2011, respectively, compared to $4.3 million and $7.5 million during the three and six months ended June 30, 2010, respectively.

The Company’s AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2011 and December 31, 2010, these retail finance joint ventures had approximately $74.5 million and $50.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company evaluated the sale of such receivables pursuant to the guidelines of ASU 2009-16 and determined that these arrangements should be accounted for as off-balance sheet transactions.

14.	EMPLOYEE BENEFIT PLANS

Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2011 and 2010 are set forth below (in millions):

	Three Months Ended June 30,
	2011	2010
Pension benefits

Service cost	$3.9	$4.4
Interest cost	10.1	10.2
Expected return on plan assets	(9.1)	(8.6)
Amortization of net actuarial loss and prior service cost	1.8	2.3

Net pension cost	$6.7	$8.3

	2011	2010
Postretirement benefits

Service cost	$—	$0.1
Interest cost	0.4	0.3

Net postretirement cost	$0.4	$0.4

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2011 and 2010 are set forth below (in millions):

	Six Months Ended June 30,
	2011	2010
Pension benefits

Service cost	$7.9	$8.7
Interest cost	20.2	20.5
Expected return on plan assets	(18.2)	(17.1)
Amortization of net actuarial loss and prior service cost	3.5	4.5

Net pension cost	$13.4	$16.6

Postretirement benefits

Service cost	$0.1	$0.1
Interest cost	0.8	0.7
Amortization of prior service credit	(0.1)	(0.1)
Amortization of unrecognized net loss	0.1	0.1

Net postretirement cost	$0.9	$0.8

During the six months ended June 30, 2011, approximately $18.0 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2011 to its defined benefit pension plans will aggregate approximately $34.3 million.

During the six months ended June 30, 2011, the Company made approximately $0.8 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.7 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2011.

15.	SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2011 and 2010 and assets as of June 30, 2011 and December 31, 2010 are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Rest of World	Consolidated
2011
Net sales	$394.8	$496.8	$1,351.6	$115.4	$2,358.6
Income from operations	20.0	37.9	168.5	6.7	233.1
Depreciation	6.4	4.9	24.8	1.1	37.2
Capital expenditures	8.8	10.1	55.1	1.6	75.6

2010
Net sales	$370.1	$448.2	$857.9	$66.8	$1,743.0
Income from operations	10.0	41.8	65.2	4.8	121.8
Depreciation	5.9	4.7	20.5	0.7	31.8
Capital expenditures	2.4	2.9	15.8	0.1	21.2

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

Six Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Rest of World	Consolidated
2011
Net sales	$754.2	$907.3	$2,280.3	$214.5	$4,156.3
Income from operations	32.7	71.3	251.1	13.1	368.2
Depreciation	12.7	10.0	48.6	2.3	73.6
Capital expenditures	14.2	12.7	83.5	2.0	112.4

2010
Net sales	$653.0	$825.5	$1,470.2	$122.5	$3,071.2
Income from operations	2.7	84.6	61.4	6.6	155.3
Depreciation	11.8	9.3	42.3	1.4	64.8
Capital expenditures	5.1	4.6	35.5	0.1	45.3

Assets
As of June 30, 2011	$670.1	$736.9	$2,117.1	$209.0	$3,733.1
As of December 31, 2010	597.0	557.3	1,628.2	178.0	2,960.5

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment income from operations	$233.1	$121.8	$368.2	$155.3
Corporate expenses	(20.9)	(17.2)	(38.3)	(33.3)
Stock compensation expense	(6.6)	(3.3)	(11.0)	(5.2)
Restructuring and other infrequent income (expense)	0.9	(0.5)	0.7	(2.1)
Amortization of intangibles	(4.9)	(4.3)	(9.3)	(8.8)

Consolidated income from operations	$201.6	$96.5	$310.3	$105.9

	As of June 30, 2011	As of December 31, 2010

Segment assets	$3,733.1	$2,960.5
Cash and cash equivalents	573.1	719.9
Receivables from affiliates	96.3	106.3
Investments in affiliates	369.8	398.0
Deferred tax assets, other current and noncurrent assets	473.5	447.9
Intangible assets, net	228.4	171.6
Goodwill	734.8	632.7

Consolidated total assets	$6,209.0	$5,436.9

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

16.	COMMITMENTS AND CONTINGENCIES

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

At June 30, 2011, the Company guaranteed indebtedness owed to third parties of approximately $113.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Other

The Company sells substantially all of its wholesale accounts receivable in North America to the Company’s U.S. and Canadian retail finance joint ventures and a large portion of its wholesale accounts receivable in Europe to AGCO Finance entities in certain European countries. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company reviewed the sale of such receivables pursuant to the guidelines of ASU 2009-16 and determined that these facilities should be accounted for as off-balance sheet transactions.

Legal Claims and Other Matters

As a result of Brazilian tax legislation impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $35.8 million and $22.3 million against its outstanding balance of Brazilian VAT taxes receivable as of June 30, 2011 and December 31, 2010, respectively, due to the uncertainty of the Company’s ability to collect the amounts outstanding.

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

Notes to Condensed Consolidated Financial Statements – Continued

(unaudited)

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2011, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $58.0 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as whole, including its results of operations and financial condition.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2011, we generated net income of $133.7 million, or $1.36 per share, compared to net income of $62.9 million, or $0.66 per share, for the same period in 2010. For the first six months of 2011, we generated net income of $213.7 million, or $2.17 per share, compared to net income of $73.0 million, or $0.76 per share, for the same period in 2010.

Net sales during the second quarter and first six months of 2011 were $2,358.6 million and $4,156.3 million, respectively, which were approximately 35.3% higher than both the second quarter and first six months of 2010 due to sales growth in all four of our geographical segments, as well as the favorable impact of currency translation and the acquisitions we completed in December 2010 and the first quarter of 2011.

Income from operations for the second quarter of 2011 was $201.6 million compared to $96.5 million in the second quarter of 2010. Income from operations was $310.3 million for the first six months of 2011 compared to $105.9 million for the same period in 2010. The increase in income from operations during the second quarter and first six months of 2011 was a result of an increase in net sales as well as improved gross margins resulting primarily from higher production volumes in Europe and North America, pricing and a favorable product mix, which were partially offset by higher material costs.

Income from operations increased in our Europe/Africa/Middle East (“EAME”) region in the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to higher sales and production volumes, pricing and a favorable product mix. In the South America region, income from operations decreased in the second quarter and first six months of 2011 compared to the same periods in 2010 as a result of increased material costs, higher engineering and product introduction expenses as well as a less favorable geographic product sales mix. Income from operations in North America was higher in the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to increased sales, higher production levels and cost control initiatives. Income from operations in the Rest of World region increased in the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to the increased sales resulting from improving market conditions in Eastern Europe, Russia and Australia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Industry Unit Retail Sales

In North America, industry unit retail sales of tractors for the first six months of 2011 increased by approximately 1% compared to the first six months of 2010, resulting from increases in industry unit retail sales of utility and compact tractors. Industry unit retail sales of high horsepower tractors for the first six months of 2011 remained strong but declined approximately 3% compared to the higher levels in the first six months of 2010. Industry unit retail sales of combines for the first six months of 2011 increased by approximately 8% compared to the prior year period. Higher commodity prices and the expectation of record farm income resulted in the strength in retail sales of tractors and combines.

In Western Europe, industry unit retail sales of tractors and combines for the first six months of 2011 increased approximately 14% and 25%, respectively, compared to the first six months of 2010. Retail demand increased in Germany, Finland, Scandinavia and France. Higher commodity prices and the improvement in the dairy and livestock sectors contributed to the growth in the first six months of 2011 compared to weak market conditions in the first six months of 2010.

South American industry unit retail sales of tractors in the first six months of 2011 were relatively flat compared to the high levels in the same period in 2010. Industry unit retail sales of combines for the first six months of 2011 were approximately 17% higher than the prior year period. Growth in other South American markets offset industry sales declines in Brazil and Argentina in the first six months of 2011 compared to record levels in the first six months of 2010. Our South American unit retail sales of tractors were lower in the first six months of 2011 compared to the same period in 2010.

STATEMENTS OF OPERATIONS

Net sales for the second quarter of 2011 were $2,358.6 million compared to $1,743.0 million for the same period in 2010. Net sales for the first six months of 2011 were $4,156.3 million compared to $3,071.2 million for the prior year period. Foreign currency translation positively impacted net sales by approximately $225.6 million, or 12.9%, in the second quarter of 2011 and by $269.1 million, or 8.8%, in the first six months of 2011. The following table sets forth, for the three and six months ended June 30, 2011 and 2010, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change due to currency translation
	2011	2010	$	%	$	%
North America	$394.8	$370.1	$24.7	6.7%	$6.3	1.7%
South America	496.8	448.2	48.6	10.8%	50.5	11.3%
EAME	1,351.6	857.9	493.7	57.5%	154.9	18.1%
Rest of World	115.4	66.8	48.6	72.8%	13.9	20.8%

	$2,358.6	$1,743.0	$615.6	35.3%	$225.6	12.9%

	Six Months Ended June 30,		Change		Change due to currency translation
	2011	2010	$	%	$	%
North America	$754.2	$653.0	$101.2	15.5%	$10.9	1.7%
South America	907.3	825.5	81.8	9.9%	78.4	9.5%
EAME	2,280.3	1,470.2	810.1	55.1%	161.3	11.0%
Rest of World	214.5	122.5	92.0	75.1%	18.5	15.1%

	$4,156.3	$3,071.2	$1,085.1	35.3%	$269.1	8.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

The following is a reconciliation of net sales for the three months ended June 30, 2011 at actual exchange rates compared to 2010 adjusted exchange rates (in millions, except percentages):

	Three Months Ended June 30,
	2011 at Actual Exchange Rates	2011 at Adjusted Exchange Rates (1)	% change from 2010 due to currency translation
North America	$394.8	$388.5	1.7%
South America	496.8	446.3	11.3%
EAME	1,351.6	1,196.7	18.1%
Rest of World	115.4	101.5	20.8%

Total	$2,358.6	$2,133.0	12.9%

(1)	Adjusted exchange rates are 2010 exchange rates.

The following is a reconciliation of net sales for the six months ended June 30, 2011 at actual exchange rates compared to 2010 adjusted exchange rates (in millions, except percentages):

	Six Months Ended June 30,
	2011 at Actual Exchange Rates	2011 at Adjusted Exchange Rates (1)	% change from 2010 due to currency translation
North America	$754.2	$743.3	1.7%
South America	907.3	828.9	9.5%
EAME	2,280.3	2,119.0	11.0%
Rest of World	214.5	196.0	15.1%

Total	$4,156.3	$3,887.2	8.8%

(1)	Adjusted exchange rates are 2010 exchange rates.

Regionally, net sales in North America increased during the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to increased sales of combines, implements and high horsepower tractors resulting from favorable farm economics and strong market conditions. In the EAME region, net sales increased in the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to significant sales increases in Germany, France and Central Europe, resulting from an improvement in market conditions. Sales in the second quarter and first six months of 2010 in EAME were negatively impacted by weak market conditions and inventory reduction efforts in the region. Net sales in South America, excluding the favorable impact of currency translation, were relatively flat during the second quarter and first six months of 2011 compared to the same periods in 2010. Sales increases in other South American markets were largely offset by lower sales in Brazil and Argentina. In the Rest of World segment, net sales increased in the second quarter and first six months of 2011 compared to the same periods in 2010 resulting from market recovery and sales growth in Eastern Europe, Russia and Australia. We estimate that worldwide average price increases during the second quarter and first six months of 2011 were approximately 3.0% and 2.6%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Consolidated net sales of tractors and combines, which comprised approximately 74% and 73% of our net sales in the second quarter and first six months of 2011, respectively, increased approximately 39% and 38% in the second quarter and first six months of 2011, respectively, compared to the same periods in 2010. Unit sales of tractors and combines increased approximately 7% and 12% during the second quarter and first six months of 2011, respectively, compared to the same periods in 2010. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2011		2010
	$	% of Net sales	$	% of Net sales
Gross profit	$488.3	20.7%	$321.1	18.4%
Selling, general and administrative expenses	216.5	9.2%	164.8	9.5%
Engineering expenses	66.2	2.8%	55.0	3.2%
Restructuring and other infrequent (income) expenses	(0.9)	—	0.5	—
Amortization of intangibles	4.9	0.2%	4.3	0.2%

Income from operations	$201.6	8.5%	$96.5	5.5%

	Six Months Ended June 30,
	2011		2010
	$	% of Net sales	$	% of Net sales
Gross profit	$844.2	20.3%	$545.7	17.8%
Selling, general and administrative expenses	401.2	9.6%	321.8	10.5%
Engineering expenses	124.1	3.0%	107.1	3.5%
Restructuring and other infrequent (income) expenses	(0.7)	—	2.1	0.1%
Amortization of intangibles	9.3	0.2%	8.8	0.3%

Income from operations	$310.3	7.5%	$105.9	3.4%

Gross profit as a percentage of net sales increased during the second quarter and first six months of 2011 compared to the same periods in 2010, primarily due to higher production levels in Europe and North America, pricing and an improved sales mix. These favorable impacts were partially offset by higher material costs. Unit production of tractors and combines during the first six months of 2011 was approximately 11% higher than the comparable period in 2010. We recorded approximately $0.4 million and $0.7 million of stock compensation expense, within cost of goods sold, during the second quarter and first six months of 2011, respectively, compared to $0.2 million and $0.3 million, respectively, of stock compensation expense for the comparable periods in 2010, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to higher net sales. Engineering expenses increased during the second quarter and first six months of 2011 compared to the prior year periods primarily due to increased levels of new product development in order to meet new emission standards. We recorded approximately $6.6 million and $11.0 million of stock compensation expense within SG&A during the second quarter and first six months of 2011, respectively, compared to $3.3 million and $5.2 million, respectively, for the comparable periods in 2010, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

We recorded restructuring and other infrequent income of approximately $0.7 million during the first six months of 2011, primarily due to the reversal of approximately $0.9 million of previously accrued legally required severance payments associated with the rationalization of our French operations. We recorded restructuring and other infrequent expenses of approximately $2.1 million during the first six months of 2010 primarily related to severance, retention and other related costs associated with the rationalization of our operations in Denmark, Spain, Finland and France.

Interest expense, net was $12.5 million and $18.0 million for the second quarter and first six months of 2011, respectively, compared to $8.3 million and $17.9 million, respectively, for the comparable periods in 2010. During the second quarter of 2011, we redeemed our €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014 as is more fully discussed in “Liquidity and Capital Resources.” In connection with the redemption, we recorded a loss of approximately $3.1 million associated with the premium paid to the holders of the notes and a write-off of approximately $1.2 million of unamortized deferred debt issuance costs.

Other expense, net was $7.9 million and $10.2 million during the second quarter and first six months of 2011, respectively, compared to $7.3 million and $4.8 million, respectively, for the same periods in 2010. Foreign currency gains were lower during the first six months of 2011 compared to the same period in 2010. Losses on sales of receivables, primarily under our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $4.5 million and $7.4 million in the second quarter and first six months of 2011, respectively, compared to losses of $3.7 million and $6.3 million, respectively, for the comparable periods in 2010.

We recorded an income tax provision of $61.1 million and $91.8 million for the second quarter and first six months of 2011, respectively, compared to $31.9 million and $35.7 million, respectively, for the comparable periods in 2010. Our effective tax rate was lower in the second quarter and first six months of 2011 as a result of an increase in income in jurisdictions, such as the United States, for which no tax provision is being recorded due to previously established valuation allowances against deferred tax assets and net operating loss carryforwards.

Equity in net earnings of affiliates was $13.8 million and $25.2 million for the second quarter and first six months of 2011, respectively, compared to $13.8 million and $25.3 million, respectively, for comparable periods in 2010.

RETAIL FINANCE JOINT VENTURES

Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank”, a AAA rated financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures other than a portion of the retail portfolio in Brazil that is held outside the joint venture by Rabobank Brazil, which was approximately $2.8 million as of December 31, 2010 and will gradually be eliminated over time. As of June 30, 2011, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $346.1 million compared to $305.7 million as of December 31, 2010. The total finance portfolio in our retail finance joint ventures was approximately $7.7 billion and $7.0 billion as of June 30, 2011 and December 31, 2010, respectively. The total finance

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

portfolio as of June 30, 2011 included approximately $6.8 billion of retail receivables and $0.9 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2010 included approximately $6.2 billion of retail receivables and $0.8 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the six months ended June 30, 2011, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $22.6 million compared to $20.2 million for the same period in 2010.

The retail finance portfolio in our AGCO Finance joint venture in Brazil was approximately $2.3 billion as of June 30, 2011 and December 31, 2010. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio has been included in a payment deferral program directed by the Brazilian government. The impact of the deferral program has resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios as a result of the recent global economic challenges. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our revolving credit facility, term loan, accounts receivable sales agreements and accounts receivable securitization facilities.

We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our $300.0 million unsecured revolving credit facility, which expires in May 2013 (no amounts were outstanding as of June 30, 2011).

•	Our €200.0 million (or approximately $289.8 million as of June 30, 2011) 4 1/2% senior unsecured term loan (see further discussion below).

•

Our $100.3 million of 1 3/4% convertible senior subordinated notes, which could be converted based on the closing sales price of our common stock (see further discussion below). Our $201.3 million of 1 1/4% convertible senior subordinated notes, which may be required to be repurchased on December 15, 2013 or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•

Our €110.0 million (or approximately $159.4 million as of June 30, 2011) securitization facilities in Europe, which expire in October 2011. As of June 30, 2011, outstanding funding related to the facilities was approximately €104.0 million (or approximately $150.7 million).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

•

Our accounts receivable sales agreements in the United States and Canada with AGCO Finance LLC and AGCO Finance Canada, Ltd., with total accounts receivable sales and funding of up to $600.0 million for U.S. wholesale accounts receivable and up to C$250.0 million (or approximately $259.4 million as June 30, 2011) for Canadian wholesale accounts receivable. As of June 30, 2011, approximately $421.4 million of net proceeds had been received under these agreements.

•

Our accounts receivable sales agreements in Europe, whereby we sell a large portion of our wholesale accounts receivable on an ongoing basis to the relevant AGCO Finance entities located in France, Germany, Denmark, Sweden and Austria. As of June 30, 2011, approximately $195.4 million of net proceeds had been received under these agreements.

In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Current Facilities

Our $100.3 million of 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provide for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 10, 2010. The notes are unsecured obligations and are convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 3/4% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes are convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. As of December 31, 2010, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may also require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest as of December 31, 2010, as well as settle any excess conversion value with shares of our common stock. Refer to the Company’s Form 10-K for the year ended December 31, 2010 for a full description of these notes.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

As of June 30, 2011, the closing sales price of our common stock had exceeded 120% of the conversion price of $22.36 per share for our 1 3/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending June 30, 2011, and, therefore, we classified the notes as a current liability. Future classification of both series of notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.

During the first six months of 2011, holders of our 1 3/4% convertible senior subordinated notes converted approximately $60.7 million of the principal amount of the notes. We issued 1,577,889 shares associated with the $84.2 million excess conversion value of the notes. We reflected the repayment of the principal of the notes, totaling $60.7 million in the first six months of 2011, within “Conversion of convertible senior subordinated notes” within our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011. In July 2011, holders of our 1 3/4% convertible senior subordinated notes converted approximately $66.5 million of additional principal amount of the notes. We issued 1,642,648 shares associated with the $82.1 million excess conversion value of the notes.

The 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 6 and 9 of the Company’s Condensed Consolidated Financial Statements for further discussion.

Our $300.0 million unsecured multi-currency revolving credit facility matures on May 16, 2013. Interest accrues on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.50% based upon our total debt ratio. The facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default, as defined in the facility. We also must fulfill financial covenants in respect of a total debt to EBITDA ratio and an interest coverage ratio, as defined in the facility. As of June 30, 2011 and December 31, 2010, we had no outstanding borrowings under the facility. As of June 30, 2011, we had availability to borrow approximately $290.0 million under the facility. As of December 31, 2010, we had availability to borrow approximately $290.2 million under the facility.

Our €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, issued in April 2004, were redeemed at a price of 101.146% of their principal amount on May 2, 2011, in accordance with the redemption provisions of the indenture agreement. During the three months ended June 30, 2011, we recorded a loss of approximately $3.1 million associated with the premium paid to the holders of the notes and a write-off of approximately $1.2 million of unamortized deferred debt issuance costs associated with the redemption within “interest expense, net” in our Condensed Consolidated Statements of Operations. We funded the redemption of the notes with a new €200.0 million senior unsecured term loan with Rabobank. The new term loan is due May 2, 2016 and bears interest at a fixed rate of 4 1/2%.

Under our European securitization facilities, we sell accounts receivable in Europe on a revolving basis to commercial paper conduits through a qualifying special-purpose entity in the United Kingdom. The European facilities expire in October 2011, but are subject to annual renewal. As of June 30, 2011, the outstanding funded balance of our European securitization facilities was approximately €104.0 million (or approximately $150.7 million as of June 30, 2011). We recognized approximately $150.7 million of accounts receivable sold through our European securitization facilities as of June 30, 2011, with a corresponding liability equivalent to the funded balance of the facilities. Our risk of loss under the securitization facilities is limited to a portion of the unfunded balance of receivables sold, which is approximately 10% of the funded amount. We maintain reserves for doubtful accounts associated with this risk. If the facilities were terminated, we would not be required to repurchase previously sold receivables but would be prevented from selling additional receivables to the commercial paper conduits.

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

Our accounts receivable sales agreements permit the sale, on an ongoing basis, of substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to AGCO Finance LLC and AGCO Finance Canada, Ltd., our U.S. and Canadian retail finance joint ventures. We have a 49% ownership in these joint ventures. The accounts receivable sales agreements provide for funding up to $600.0 million of U.S. accounts receivable and up to C$250.0 million (or approximately $259.4 million as of June 30, 2011) of Canadian accounts receivable. The sale of the receivables is without recourse to us. We do not service the receivables after the sale occurs and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2011 and December 31, 2010, net cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements with AGCO Finance LLC and AGCO Finance Canada, Ltd. was approximately $421.4 million and $375.9 million, respectively.

Our accounts receivable sales agreements in Europe permit the sale, on an ongoing basis, of a large portion of our wholesale receivables in France, Germany, Denmark, Sweden and Austria to the relevant AGCO Finance entities in those countries. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2011 and December 31, 2010, cash received from receivables sold under these accounts receivable sales agreements was approximately $195.4 million and $169.2 million, respectively.

Our AGCO Finance retail joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2011 and December 31, 2010, these retail finance joint ventures had approximately $74.5 million and $50.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows provided by operating activities were $101.5 million and $13.5 million for the first six months of 2011 and 2010, respectively. The increase in cash provided by operating activities in 2011 was primarily due to higher net income.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,428.8 million in working capital at June 30, 2011, as compared with

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

$1,208.1 million at December 31, 2010 and $1,120.4 million at June 30, 2010. Accounts receivable and inventories, combined, at June 30, 2011 were $579.1 million higher than at December 31, 2010 and $577.5 million higher than at June 30, 2010. The increase in accounts receivable and inventories during the first six months of 2011 was as a result of our recent acquisitions, the impact of currency translation and net sales growth.

Capital expenditures for the first six months of 2011 were $112.4 million compared to $45.3 million for the first six months of 2010. We anticipate that capital expenditures for the full year of 2011 will range from approximately $250.0 million to $300.0 million and will primarily be used to support our manufacturing operations, focused on improving productivity, as well as to support the development and enhancement of new and existing products.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 19.1% at June 30, 2011 compared to 21.3% at December 31, 2010.

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

At June 30, 2011, we guaranteed indebtedness owed to third parties of approximately $113.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. We believe the credit risk associated with these guarantees is not material to our financial position. Losses under such guarantees historically have been insignificant. In addition, we would be able to recover any amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment would be sufficient to offset a substantial portion of the amounts paid.

Other

As of June 30, 2011, we had outstanding designated and non-designated foreign exchange contracts with a notional amount of approximately $1,027.0 million. The outstanding contracts as of June 30, 2011 range in maturity through June 2012. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk Management” for further information.

As discussed in “Liquidity and Capital Resources,” we sell substantially all of our wholesale accounts receivable in North America to our retail finance joint ventures in the United States and Canada, and a large portion of our wholesale accounts receivable in Europe to the relevant AGCO Finance entities in France, Germany, Denmark, Sweden and Austria. We also sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have reviewed the sale of such receivables and have determined that these facilities should be accounted for as off-balance sheet transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Contingencies

As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $35.8 million and $22.3 million against our outstanding balance of Brazilian VAT taxes receivable as of June 30, 2011 and December 31, 2010, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

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

See Note 16 to our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK

Global demand for farm equipment is expected to grow in 2011 compared to 2010. Market recovery in Western and Eastern Europe is expected to result in robust growth in those regions. Modest growth is projected for North America and healthy market conditions are expected to continue in South America.

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

FORWARD-LOOKING STATEMENTS

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

such matters as earnings, net sales, industry demand, market conditions, general economic outlook, availability of financing, productivity and product development initiatives, production levels, engineering and market expansion expenses, margins, guarantees of indebtedness, compliance with loan covenants, conversion of our notes, equipment resales, capital expenditures and future indebtedness and working capital requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2011 and 2010, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the six months ended June 30, 2011 and 2010 was approximately $2.7 million and $(2.3) million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2011 range in maturity through December 2011.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $25.3 million as of June 30, 2011. Using the same sensitivity analysis as of June 30, 2010, the fair value of such instruments would have decreased by approximately $42.8 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would be largely offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes and the term loan that we recently entered into with Rabobank, replacing our former senior subordinated notes. Our floating rate exposure is related to our credit facility and our securitization facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net and the cost of our securitization facilities for the six months ended June 30, 2011 would have increased by approximately $0.4 million.

We had no interest rate swap contracts outstanding during the six months ended June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 5 (a).	Other Information

Effective August 4, 2011, we amended our Executive Nonqualified Pension Plan so that the benefit calculation for participants would be based upon the highest three years of compensation (including incentive compensation under the Management Incentive Plan) within the ten years prior to retirement rather than the three most recent years of compensation.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Credit Agreement dated as of May 2, 2011	Filed herewith

10.2	Amended and Restated Nonqualified Pension Plan	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.0	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that XBRL (Extensible Business Reporting Language) information is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)