Form 10-K
period 2011-12-31
AGCO CORP /DE
filed 2012-02-27
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
For the fiscal year ended December 31, 2011
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
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2011 was approximately $3.6 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 10, 2012, 97,194,732 shares of AGCO Corporation’s Common Stock were outstanding.
AGCO Corporation is a large accelerated filer and is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of AGCO Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Mine Safety Disclosures
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
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
ANNUAL REPORT ON FORM 10-K ITEM 15 (A)(2) FINANCIAL STATEMENT SCHEDULE YEAR ENDED DECEMBER 31, 2011
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EX-10.8
EX-10.21
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

Item 1.        Business

AGCO Corporation (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements. We also manufacture and distribute grain storage and handling equipment systems as well as protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 3,100 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing through our retail finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

Tractors

We offer a full range of tractors in the high horsepower segment (primarily 100 to 585 horsepower). Our high horsepower tractors typically are used on larger farms and on cattle ranches for hay production. Our compact tractors (under 40 horsepower) are typically used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. We also offer a full range of tractors in the utility tractor category (40 to 100 horsepower), including two-wheel and all-wheel drive versions. Our utility tractors are typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards. Tractors accounted for approximately 66% of our net sales in 2011, 68% in 2010 and 67% in 2009.

Combines

Our combines are sold with a variety of threshing technologies. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, that are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 7% of our net sales in 2011 and 6% in both 2010 and 2009.

Application Equipment

We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as “pre-emergence,” and after crops emerge from the ground, known as “post-emergence.” Application equipment accounted for approximately 4% of our net sales in each of 2011, 2010 and 2009.

Hay Tools and Forage Equipment, Implements and Other Products

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

Hay tools and forage equipment, implements, engines, grain storage and protein production systems, and other products accounted for approximately 8% of our net sales in 2011, 7% in 2010 and 9% in 2009.

Grain Storage and Protein Production Systems

On November 30, 2011, we acquired GSI Holdings Corp. (“GSI”), a leading manufacturer of grain storage and protein production systems. GSI manufactures and distributes grain storage bins and related drying and handling equipment systems, and swine and poultry feed storage and delivery, ventilation and watering systems. We sell our grain storage and protein production systems primarily under our GSI®, DMC®, FFI™, Zimmerman™, AP™, Cumberland®, Hired Hand™ and Agromarau™ brand names.

Engines

Our AGCO Sisu Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a portion of our tractors, combines and sprayers, and are also sold to third parties. The engine division specializes in the manufacturing of off-road engines in the 50 to 500 horsepower range.

Precision Farming Technologies

We provide a variety of precision farming technologies that are developed, manufactured, distributed and supported on a worldwide basis. A majority of these technologies are developed by third parties and are installed in our products. These technologies provide farmers with the capability to enhance productivity and profitability on the farm. AGCO also offers other advanced technology precision farming products that gather information such as yield data, allowing our customers to produce yield maps for the purpose of maximizing planting and fertilizer applications. While these products do not generate significant revenues, we believe that these products and related services are highly valued by professional farmers around the world and are integral to the growth of our machinery sales.

Replacement Parts

In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for all of the products we sell. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profit margins and historically have been less cyclical than new product sales. Replacement parts accounted for approximately 15% of our net sales in 2011 and 2010 and 14% in 2009.

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

Europe

We market and distribute farm equipment and replacement parts to farmers in European markets through a network of approximately 1,070 independent dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to end users. In some cases, dealers carry competing or complementary products from other manufacturers. As a result of our acquisition of GSI, we market and distribute grain storage and protein production system to farmers in Europe through a network of an additional 40 independent distributors. Sales in Europe accounted for approximately 52% of our net sales in 2011, 47% in 2010 and 54% in 2009.

North America

We market and distribute farm equipment and replacement parts to farmers in North America through a network of approximately 890 independent dealers, each representing one or more of our brand names. Dealers may also sell competitive and dissimilar lines of products. Sales in North America accounted for approximately 20% of our net sales in 2011 and 22% in both 2010 and 2009. As a result of our acquisition of GSI, we market and distribute grain storage and protein production system to farmers in North America through a network of an additional 400 independent dealers.

South America

We market and distribute farm equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 310 independent dealers. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. As a result of our acquisition of GSI, we market and distribute grain storage and protein production systems to farmers in South America through a network of an additional 50 independent distributors. Sales in South America accounted for approximately 21% of our net sales in 2011, 25% in 2010 and 18% in 2009.

Rest of the World

Outside Europe, North America and South America, we operate primarily through a network of approximately 280 independent dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. As a result of our acquisition of GSI, we market and distribute grain storage and protein production system to farmers outside Europe, North America and South America, through a network of an additional 60 independent distributors. Sales outside Europe, North America and South America accounted for approximately 7% of our net sales in 2011 and 6% in both 2010 and 2009.

Associates and licensees provide a distribution channel in some markets for our products and/or a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India and Turkey. Licensees are entities in which we have no direct ownership interest, most notably in Pakistan. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson or Valtra equipment in its home country but may not sell these products in other countries. We generally license to these associates and licensees certain technology, as well as the right to use the Massey Ferguson or Valtra trade names. We also sell products to associates and licensees in the form of components used in local manufacturing operations. Licensee manufacturers sell certain tractor models under the Massey Ferguson or Valtra brand names in the licensed territory and also may become a source of low-cost production for us.

Parts Distribution

Parts inventories are maintained and distributed in a network of master and regional warehouses throughout North America, South America, Europe and Australia in order to provide timely response to customer demand for replacement parts. Our primary Western European master distribution warehouses are located in Desford, United Kingdom; Exeter, United Kingdom; Ennery, France; and Suolahti, Finland; and our North American master distribution warehouses are located in Batavia, Illinois and Kansas City, Missouri. Our South American master distribution warehouses are located in Jundiai, São Paulo, Brazil and in Haedo, Argentina.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from six to 12 months, depending on the product. All equipment sales to dealers in the United States and Canada are immediately due upon a retail sale of the equipment by the dealer, with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in a majority of the new and used equipment we finance. Sales of grain and protein production systems generally are payable within 30 days of shipment.

Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

For sales in most markets outside of the United States and Canada, we normally do not charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after periods of up to 23 months that vary depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2011, 16.9% and 3.2% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.2% of our net sales during 2011. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are generally due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

We have an agreement to permit transferring, on an ongoing basis, substantially all of our wholesale interest-bearing and non-interest bearing receivables in North America to our U.S. and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. We also have accounts receivable sales agreements in Europe that permit the sale, on an ongoing basis, of a large portion of our wholesale receivables in Germany, France, Austria, Norway and Sweden to the relevant AGCO Finance entities in those countries. Upon transfer, the receivables maintain standard payment terms. Qualified dealers may obtain additional financing through our U.S., Canadian and European retail finance joint ventures at the joint ventures’ discretion. In addition, AGCO Finance entities provide wholesale financing to dealers in Brazil.

Retail Financing

Through our AGCO Finance retail financing joint ventures located in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Brazil, Argentina and Australia, end users of our products are provided with a competitive and dedicated financing source. These retail finance companies are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Rabobank. Besides contributing to our overall profitability, the AGCO Finance joint ventures can enhance our sales efforts by tailoring retail finance programs to prevailing market conditions. Refer to “Retail Finance Joint Ventures” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

In addition, Rabobank is the primary lender with respect to our new credit facility and our 4 1/2% senior term loan, as are more fully described in “Liquidity and Capital Resources” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical relationship with Rabobank has been strong and we anticipate their continued long-term support of our business.

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

Europe

Our tractor manufacturing operations in Europe are located in Suolahti, Finland; Beauvais, France; and Marktoberdorf, Germany. The Suolahti facility produces 75 to 220 horsepower tractors marketed under the Valtra and Massey Ferguson brand names. The Beauvais facility produces 70 to 370 horsepower tractors marketed under the Massey Ferguson, Challenger, Valtra and AGCO brand names. The Marktoberdorf facility produces 50 to 390 horsepower tractors marketed under the Fendt brand name. We also assemble forklifts in our Kempten, Germany facility for sale to third parties and assemble cabs for our Fendt tractors in Baumenheim, Germany. We have a diesel engine manufacturing facility in Linnavuori, Finland. We have a joint venture with Claas Tractors SAS for the manufacture of driveline assemblies for tractors produced in our facility in Beauvais.

Our harvesting machinery manufacturing operations in Europe are located in Breganze, Italy; Feucht, Germany; and Hohenmoelsen, Germany. The Breganze facility produces straw walker and hybrid combine harvesters from 176 to 500 hp under the Massey Ferguson, Fendt, Laverda and Challenger brand names. The Breganze facility also manufactures free flow and power flow headers. The Hohenmoelsen facility produces self-propelled forage harvesters up to 650 horsepower for the Fendt brand name. The Feucht facility produces hay tools such as mowers, tedders and rakes under the Fella, Massey Ferguson and Challenger brand names.

North America

Our manufacturing operations in North America are located in Beloit, Kansas; Hesston, Kansas; Jackson, Minnesota; and Queretaro, Mexico, and produce products for a majority of our brand names in North America as well as for export outside of North America. The Beloit facility produces tillage and seeding equipment. The Hesston facility produces hay and forage equipment, rotary combines and planters. The Jackson facility produces 270 to 585 horsepower track tractors and four-wheeled drive articulated tractors, as well as self-propelled sprayers. In Queretaro, we assemble tractors for distribution in the Mexican market. In addition, we also have three tractor light assembly operations throughout the United States for the final assembly of imported tractors sold in the North American market. Our main manufacturing operations for grain storage and protein production systems are located in Taylorville, Newton, Flora, and Paris, Illinois and Bremen, Alabama. We also have a 50% interest in AGCO-Amity JV, LLC (“AGCO-Amity JV”), located in North Dakota, which is a joint venture that manufactures air-seeding and tillage equipment.

South America

Our manufacturing operations in South America are located in Brazil. In Canoas, Rio Grande do Sul, Brazil, we manufacture and assemble tractors, ranging from 50 to 220 horsepower, industrial loader-backhoes and self-propelled application equipment. The tractors are sold primarily under the Massey Ferguson brand name. The self-propelled application equipment are sold under the Massey Ferguson and Valtra brand names. In Mogi das Cruzes, Brazil, we manufacture and assemble tractors, ranging from 50 to 210 horsepower, marketed primarily under the Valtra and Challenger brand names. We also manufacture diesel engines in the Mogi das Cruzes facility. We manufacture combines marketed under the Massey Ferguson, Valtra and Challenger brand names in Santa Rosa, Rio Grande do Sul, Brazil. In Ibirubá, Rio Grande do Sul, Brazil, we manufacture and distribute a line of farm implements, including drills, planters, corn headers and front loaders. We also manufacture protein production systems in Marau, Rio Grande do Sul, Brazil.

Rest of the World

Our tractor and harvesting manufacturing facilities in China are located in Daqing, Changzhou and Yanzhou. The Daqing facility produces 190 to 210 horsepower tractors marketed under the Valtra brand name and the Changzhou facility produces 80 to 120 horsepower tractors marketed under the Massey Ferguson brand name. The Yanzhou Dafeng facility produces harvesting equipment including self-propelled and mounted combines under the Massey Ferguson and Dafeng brand names.

Third-Party Suppliers

We externally source many of our machinery, components and replacement parts. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some of the products we distribute from third-party suppliers. We purchase some tractor models from our licensee in India, Tractors and Farm Equipment Limited, as well as Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers.

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

Competition

The agricultural industry is highly competitive. We compete with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Our two principal competitors on a worldwide basis are Deere & Company and CNH Global N.V. In certain Western European, South American and Asian countries, we have regional competitors that have significant market share in a single country or a group of countries.

We believe several key factors influence a buyer’s choice of farm equipment, including the strength and quality of a company’s dealers, the quality and pricing of products, dealer or brand loyalty, product availability, the terms of financing, and customer service. See “Marketing and Distribution” for additional information.

Engineering and Research

We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $275.6 million, or 3.1% of net sales, in 2011, $219.6 million, or 3.2% of net sales, in 2010 and $191.9 million, or 2.9% of net sales, in 2009.

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

Employees

As of December 31, 2011, we employed approximately 17,400 employees, including approximately 5,300 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

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

We also provide corporate governance and other information on our website. This information includes:

•
charters for the committees of our board of directors, which are available under the heading “Committee Charters” in the “Corporate Governance” section of our website’s “About AGCO” section located under “Company;” and

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

Item 1A.    Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, currency translation impacts, pricing impacts, the impact of recent acquisitions and marketing initiatives, market demand, farm incomes and economics, commodity supply, weather conditions, government financing programs, general economic conditions, availability of financing, net sales and income, working capital, capital expenditure and debt service requirements, gross margin improvements, product development, market expansion, payment of remaining acquisition purchase price, compliance with financial covenants, support of lenders, recovery of amounts under guarantee, funding of our postretirement plans and pensions, uncertain income tax provisions, funding of our pension and postretirement benefit plans, conversion features of our notes, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

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

Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation, and weather conditions. Sales of agricultural equipment generally are related to the health of the agricultural industry, which is affected by farm income, farm input costs, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand including crops used as renewable energy sources, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors could vary by market and are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. Moreover, volatility in demand makes it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

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

Most retail sales of the products that we manufacture are financed, either by our joint ventures with Rabobank or by a bank or other private lender. During 2011, our joint ventures with Rabobank, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, financed approximately 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain), or us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. As a result of the recent economic downturn, financing for capital equipment purchases generally became more difficult in certain regions and, in some cases, was expensive to obtain. To the extent that financing is not available or available only at unattractive prices, our sales would be negatively impacted.

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

Our long-term results depend upon our ability to introduce and market new products successfully. The success of our new products will depend on a number of factors, including:

•	innovation;

•	customer acceptance;

•	the efficiency of our suppliers in providing component parts and of our manufacturing facilities in producing final products; and

•	the performance and quality of our products relative to those of our competitors.

As both we and our competitors continuously introduce new products or refine versions of existing products, we cannot predict the level of market acceptance or the amount of market share our new products will achieve. We have experienced delays in the introduction of new products in the past, and we cannot assure you that we will not experience delays in the future. Any delays or problems with our new product launches will adversely affect our operating results. In addition, introducing new products can result in decreases in revenues from our existing products. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product development and refinement. We may need more capital for product development and refinement than is available to us, which could adversely affect our business, financial condition or results of operations.

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

The agricultural equipment business is highly competitive, particularly in North America, Europe and South America. We compete with several large national and international companies that, like us, offer a full line of agricultural equipment. We also compete with numerous short-line and specialty manufacturers of agricultural equipment. Our two key competitors, Deere & Company and CNH Global N.V., are substantially larger than we are and have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.

We maintain an independent dealer and distribution network in the markets where we sell products. The financial and operational capabilities of our dealers and distributors are critical to our ability to compete in these markets. In addition, we compete with other manufacturers of agricultural equipment for dealers. If we are unable to compete successfully against other agricultural equipment manufacturers, we could lose dealers and their end customers and our net sales and profitability may decline.

Rationalization or restructuring of manufacturing facilities, including system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our results of operations and financial condition. In addition the expansion and reconfiguration of existing manufacturing facilities, as well as the start up of new manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments of capital.

We depend on suppliers for components, parts and raw materials for our products, and any failure by our suppliers to provide products as needed, or by us to promptly address supplier issues, will adversely impact our ability to timely and efficiently manufacture and sell products. We also are subject to raw material price fluctuations, which can adversely affect our manufacturing costs.

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

For the year ended December 31, 2011, we derived approximately $7,409.5 million, or 84%, of our net sales from sales outside the United States. The foreign countries in which we do the most significant amount of business are Germany, France, Brazil, the United Kingdom, Finland, and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil, Italy and Finland. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions, and governmental policies of the foreign countries in which we conduct business. Our business practices in these foreign countries must comply with U.S. law, including the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA, but we cannot provide assurances that future violations will not occur. If significant violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and compliance with U.S. regulations.

Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. If demand for agricultural equipment declines, our sales, growth, results of operations and financial condition may be adversely affected. The application, modification or adoption of laws, regulations, trade agreements or policies adversely affecting the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our business. The ability of our international customers to operate their businesses and the health of the agricultural industry, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America could negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets some of these (and other) risks can be greater than they might be elsewhere. In addition, in some cases, the financing provided by our joint ventures with Rabobank or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example, Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available, whether through our joint ventures or otherwise, our sales would be negatively impacted.

As a result of the multinational nature of our business and the acquisitions that we have made over time, our corporate and tax structures are complex, with a significant portion of our operations being held through foreign holding companies. As a result, it can be inefficient, from a tax perspective, for us to repatriate or otherwise transfer funds, and we may be subject to a greater level of tax-related regulation and reviews by multiple governmental units than would companies with a more simplified structure. In addition, our foreign and U.S. operations routinely sell products to, and license technology to other operations of ours. The pricing of these intra-company transactions is subject to regulation and review as well. While we make every effort to comply with all applicable tax laws, audits and other reviews by governmental units could result in our being required to pay additional taxes, interest and penalties.

We recently have experienced substantial and sustained volatility with respect to currency exchange rate and interest rate changes which can adversely affect our reported results of operations and the competitiveness of our products.

We conduct operations in a variety of currencies.  Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect our results of operations by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not necessarily all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, we potentially forego the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our results of operations, cash flow and financial condition.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Recently, these fluctuations have been significant and adverse, and there can be no assurances that they will not be significant in the future. As of December 31, 2011, we had approximately $307.9 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.

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

We have a substantial amount of indebtedness. As of December 31, 2011, we had total long-term indebtedness, including current portions of long-term indebtedness of approximately $1,487.7 million, total stockholders’ equity of approximately $3,031.2 million and a ratio of total indebtedness to equity of approximately 0.49 to 1.0. We also had short-term obligations of $224.3 million, capital lease obligations of $4.9 million, unconditional purchase or other long-term obligations of $594.9 million. In addition, we had guaranteed indebtedness owed to third parties and our retail finance joint ventures of approximately $134.6 million, primarily related to dealer and end-user financing of equipment.

Holders of our 1 1/4% convertible senior subordinated notes due 2036 may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $40.73 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Future classification between current and long-term debt of our 1¼% convertible senior subordinated notes depends on the closing sales price of our common stock during future quarters. In the event the notes are converted in the future, we believe we will be able to repay the notes with available cash on hand, funds from our credit facility or a combination of these sources.

Our substantial indebtedness could have important adverse consequences. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from introducing new products or pursuing business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness; and

•
limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions.

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

In addition, our business relies on the Internet as well as other electronic communications systems that, by their nature, may be subject to efforts by so-call "hacker" to either disrupt our business or steal data or funds. While we strive to maintain customary protections against hackers, there can be no assurance that at some point a hacker will breach those safeguards and damage our business, possibly materially.

We may encounter difficulties in integrating GSI into our business and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisition.

We expect to realize strategic and other benefits as a result of our acquisition of GSI, including, among other things, the opportunity to extend our reach in the agricultural industry and provide our customers with an even wider range of products and services, including grain storage and protein production systems. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to integrate GSI in a timely and effective manner. In addition:

•	the costs of integrating GSI and its operations may be higher than we expect and may require significant attention from our management; and

•
our ability to successfully carry out our growth strategy for GSI will be affected by, among other things, our ability to maintain and enhance our relationships with existing GSI customers, our ability to provide additional product distribution opportunities to GSI through our existing distribution channels, changes in the spending patterns and preferences of customers and potential customers, fluctuating economic and competitive conditions and our ability to retain key GSI personnel.

In addition, GSI is subject to regulations, demands and risks that differ in some ways to our traditional business. As a result, we may be unable to achieve the same growth, sales levels and profitability as GSI has in the past.

Our ability to address these issues will determine the extent to which we are able to successfully integrate, develop and grow the GSI business and to realize the expected benefits of the transaction. Our failure to do so could have a material adverse effect on our revenues, operating results and financial condition following the transaction.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal properties as of January 31, 2012, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		232,500
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,296,100
Assumption, Illinois	Manufacturing, Sales and Administrative Office		933,900
Taylorville, Illinois	Manufacturing	236,000
Paris, Illinois	Manufacturing		243,200
Bremen, Alabama	Manufacturing/Sales Office	169,500
Jackson, Minnesota	Manufacturing	20,000	671,000
Wahpeton, North Dakota	Manufacturing	340,000
Kansas City, Missouri	Parts Distribution/Warehouse	612,800
International:
Neuhausen, Switzerland	Regional Headquarters	20,200
Stoneleigh, United Kingdom	Sales and Administrative Office	85,000
Desford, United Kingdom	Parts Distribution	298,000
Exeter, United Kingdom	Parts Distribution and Administrative Office		103,800
Beauvais, France (1)	Manufacturing		1,144,400
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing	110,000	1,394,400
Baumenheim, Germany	Manufacturing	62,400	513,300
Hohenmoelsen, Germany	Manufacturing		318,300
Breganze, Italy	Manufacturing		716,800
Linnavuori, Finland	Manufacturing		313,700
Suolahti, Finland	Manufacturing/Parts Distribution		550,900
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		94,600
Randers, Denmark(2)	Engineering Office		143,400
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/Manufacturing/ Parts Distribution		615,300
Marau, Rio Grande do Sul, Brazil	Manufacturing/Sales Office		135,500
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		386,500
Mogi das Cruzes, Brazil	Manufacturing		722,200
Ibirubá, Rio Grande do Sul, Brazil	Manufacturing		136,800
Jundiaí, São Paulo, Brazil	Parts Distribution	188,400
Changzhou, China	Manufacturing	201,700
Daging, China	Manufacturing	104,400
Yanzhou, China	Manufacturing		140,400
Penang, Malaysia	Manufacturing/Sales Office	118,300
_______________________________________

(1)	Includes our joint venture with GIMA, in which we own a 50% interest.

(2)	This property is currently being marketed for sale.

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

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2011, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $48.6 million). The amount ultimately in dispute will be greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

We are a party to various other legal claims and actions incidental to our business. We believe that none of these claims or actions, either individually or in the aggregate, is material to our business or financial statements as a whole, including our results of operations and financial condition.

Item 4.        Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 10, 2012, the closing stock price was $51.26, and there were 424 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low
2011
First Quarter	$56.77	$49.75
Second Quarter	58.13	45.31
Third Quarter	52.88	34.57
Fourth Quarter	46.82	32.39

	High	Low
2010
First Quarter	$36.86	$30.22
Second Quarter	39.77	25.86
Third Quarter	40.19	26.50
Fourth Quarter	50.94	37.11

DIVIDEND POLICY

We currently do not pay dividends. We cannot provide any assurance that we will pay dividends in the foreseeable future. Although we are in compliance with all provisions of our debt agreements, both our credit facility and the indenture governing our senior subordinated notes and term loan contain restrictions on our ability to pay dividends in certain circumstances.

Item 6.          Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 and the reports thereon are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Operating Data:
Net sales	$8,773.2	$6,896.6	$6,516.4	$8,273.1	$6,715.9
Gross profit	1,776.1	1,258.7	1,071.9	1,498.4	1,189.7
Income from operations	610.3	324.2	218.7	563.7	393.7
Net income	585.3	220.2	135.4	385.9	232.9
Net (income) loss attributable to noncontrolling interests	(2.0)	0.3	0.3	—	—
Net income attributable to AGCO Corporation and subsidiaries	$583.3	$220.5	$135.7	$385.9	$232.9
Net income per common share — diluted(1)	$5.95	$2.29	$1.44	$3.95	$2.41
Weighted average shares outstanding — diluted(1)	98.1	96.4	94.1	97.7	96.6

	As of December 31,
	2011	2010	2009	2008	2007
	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$724.4	$719.9	$651.4	$506.1	$574.8
Working capital(2)	1,457.3	1,208.1	1,079.6	1,037.4	724.8
Total assets	7,257.2	5,436.9	4,998.9	4,846.6	4,698.0
Total long-term debt, excluding current portion(2)	1,409.7	443.0	454.0	625.0	294.1
Stockholders’ equity	3,031.2	2,659.2	2,394.4	2,014.3	2,114.1
Other Data:
Number of employees	17,366	14,311	14,456	15,606	13,720
______________________________

(1)	Our 1¼% convertible senior subordinated notes potentially will impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method.

(2)
Holders of our former 1¾% convertible senior subordinated notes due 2033 and our $201.3 million 1¼% convertible senior subordinated notes due 2036 could have converted or may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeded or exceeds 120% of the conversion price of $22.36 per share for our former 1¾% convertible senior subordinated notes and $40.73 per share for our 1¼% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of December 31, 2011, this criteria was not met with respect to 1¼% convertible senior subordinated notes, and, therefore, we classified these notes as long-term debt. As of December 31, 2010 and 2009, the criteria was met for our former 1¾% convertible senior subordinated notes, and, therefore, we classified these notes as a current liability. As of December 31, 2008, this criteria was not met with respect to either of the notes, and, therefore, we classified both notes as long-term debt. As of December 31, 2007, the criteria was met for both notes, and, therefore, we classified both notes as current liabilities.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment and implements. We also manufacture and distribute grain storage and handling equipment systems as well as protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 3,100 dealers, distributors, associates and licensees. In addition, we provide retail financing through our retail finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2011 (1)	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.8	81.8	83.6
Gross profit	20.2	18.2	16.4
Selling, general and administrative expenses	9.9	10.0	9.7
Engineering expenses	3.1	3.2	2.9
Restructuring and other infrequent (income) expenses	—	0.1	0.2
Amortization of intangibles	0.2	0.2	0.3
Income from operations	7.0	4.7	3.3
Interest expense, net	0.4	0.5	0.6
Other expense, net	0.2	0.2	0.3
Income before income taxes and equity in net earnings of affiliates	6.4	4.0	2.4
Income tax provision	0.3	1.5	0.9
Income before equity in net earnings of affiliates	6.1	2.5	1.5
Equity in net earnings of affiliates	0.6	0.7	0.6
Net income	6.7	3.2	2.1
Net (income) loss attributable to noncontrolling interests	—	—	—
Net income attributable to AGCO Corporation and subsidiaries	6.6%	3.2%	2.1%
____________________________________

(1)	Rounding may impact summation of amounts.

2011 Compared to 2010

Net income for 2011 was $583.3 million, or $5.95 per diluted share, compared to net income for 2010 of $220.5 million, or $2.29 per diluted share.

Net sales for 2011 were approximately $8,773.2 million, or 27.2% higher than 2010 primarily due to sales increases in all our geographical segments, acquisitions and the favorable impact of currency translation. Income from operations was $610.3 million in 2011 compared to $324.2 million in 2010. The increase in income from operations and operating margins during 2011 primarily was due to higher net sales, favorable pricing impacts and increased production volumes in Europe and

North America, which were partially offset by higher material costs and increased engineering and marketing expenses.

In our Europe/Africa/Middle East region, income from operations increased approximately $272.2 million in 2011 compared to 2010, primarily due to higher net sales and production volumes, favorable pricing and an improved product mix. Income from operations in our South American region decreased approximately $18.6 million in 2011 compared to 2010, primarily due to a less favorable geographic sales mix, material and labor cost inflation, and higher engineering and product introduction expenses. In our North America region, income from operations increased approximately $41.4 million in 2011 compared to 2010, primarily due to increased net sales, higher production volumes and cost control initiatives. Income from operations in the Rest of World region increased approximately $17.2 million in 2011 compared to 2010, primarily due to increased net sales.

Retail Sales

Worldwide industry equipment demand for farm equipment were at relatively high levels during 2011 in most major markets. Industry conditions in Western Europe were very strong compared to weaker industry conditions in 2010, primarily due to improved dairy, meat and grain prices and overall market recovery, which resulted in improved farm income across most of Western Europe. In South America, despite a modest decline in industry conditions, industry demand remained at a higher level due to positive farm economics and continued availability of favorable government financing programs. North American industry demand was robust in 2011, with stable market demand for larger equipment.

In the United States and Canada, industry unit retail sales of tractors increased approximately 2% in 2011 compared to 2010, resulting from growth in industry unit retail sales of high horsepower and mid-range utility tractors. Industry unit retail sales of combines decreased approximately 4% in 2011 compared to 2010 but remained at higher levels. Record farm income in 2011 supported strong industry retail sales of tractors, combines, sprayers and hay equipment. In Western Europe, industry unit retail sales of tractors and combines increased approximately 12% and 35% in 2011, respectively, compared to 2010 due to higher retail volumes in most major Western European markets. Demand was strongest in Germany, France, Scandinavia and Finland. Higher commodity prices and improvement in demand in the dairy and livestock sectors contributed to the increase in 2011. In South America, industry unit retail sales of tractors in 2011 decreased approximately 3% compared to 2010. Industry unit retail sales of tractors in the major markets of Brazil and Argentina decreased approximately 7% and 37%, respectively, during 2011 compared to 2010. Declines in the two largest South American markets were mostly offset by strong growth in other South American markets compared to 2010. Despite the modest decline, industry unit retail sales in Brazil remained at high levels due to attractive farm economics and supportive government financing rates that have been extended through the end of 2012. Industry retail sales of combines in South America during 2011 were approximately 20% higher than 2010. Industry unit retail sales of combines in Brazil and Argentina increased approximately 18% and 11%, respectively, during 2011 compared to 2010. Our net sales in our Rest of Word segment for 2011 were approximately 44.8% higher than 2010, primarily due to improved market conditions in Russia and Eastern Europe and in Australia and New Zealand.

Results of Operations

Net sales for 2011 were $8,773.2 million compared to $6,896.6 million for 2010 primarily due to the positive impacts of market growth, foreign currency translation and acquisitions. Foreign currency translation positively impacted net sales by approximately $343.8 million, or 5.0%, primarily due to the strengthening of the Euro and Brazilian real during 2011 as compared to 2010. The following table sets forth, for the year ended December 31, 2011, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2011	2010	$	%	$	%
North America	$1,770.6	$1,489.3	$281.3	18.9%	$12.7	0.9%
South America	1,871.5	1,753.3	118.2	6.7%	81.7	4.7%
Europe/Africa/Middle East	4,681.7	3,364.4	1,317.3	39.2%	219.2	6.5%
Rest of World	449.4	289.6	159.8	55.2%	30.2	10.4%
	$8,773.2	$6,896.6	$1,876.6	27.2%	$343.8	5.0%

The following is a reconciliation of net sales for the year ended December 31, 2011 at actual exchange rates compared to 2010 exchange rates (in millions):

	Year Ended December 31,
	2011 at Actual Exchange Rates	2011 at 2010 Exchange Rates	Change due to Currency Translation
North America	$1,770.6	$1,757.9	0.9%
South America	1,871.5	1,789.8	4.7%
Europe/Africa/Middle East	4,681.7	4,462.5	6.5%
Rest of World	449.4	419.2	10.4%
	$8,773.2	$8,429.4	5.0%

Regionally, net sales in North America increased during 2011 compared to 2010 primarily due to increased net sales of high horsepower tractors, combines and sprayers. In the Europe/Africa/Middle East region, net sales increased significantly in 2011 compared to 2010 primarily due to stronger market conditions in Western Europe. We experienced the largest net sales increases in Germany, France, the United Kingdom and Scandinavia. In South America, net sales increased during 2011 compared to 2010. Net sales increased in smaller South American countries, which benefited from higher commodity prices and healthy crop production, while sales in Brazil were flat compared to strong levels in 2010. In the rest of the world, net sales increased in 2011 compared to 2010, primarily due to net sales increases in Russia, Eastern Europe, Australia and New Zealand. We estimate that worldwide average price increases in 2011 and 2010 were approximately 3% and 2%, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 73% of our net sales in 2011, increased approximately 26% in 2011 compared to 2010. Unit sales of tractors and combines increased approximately 8% during 2011 compared to 2010. The difference between the unit sales increase and the increase in net sales primarily was the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2011 and 2010, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2011		2010
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,776.1	20.2%	$1,258.7	18.2%
Selling, general and administrative expenses	869.3	9.9%	692.1	10.0%
Engineering expenses	275.6	3.1%	219.6	3.2%
Restructuring and other infrequent (income) expenses	(0.7)	—%	4.4	0.1%
Amortization of intangibles	21.6	0.2%	18.4	0.2%
Income from operations	$610.3	7.0%	$324.2	4.7%

Gross profit as a percentage of net sales increased during 2011 as compared to 2010. Pricing, higher production volumes and material cost control initiatives helped to produce higher gross margins. Unit production of tractors and combines during 2011 was approximately 9% higher than 2010. We recorded approximately $1.6 million and $0.7 million of stock compensation expense within cost of goods sold during 2011 and 2010, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales decreased slightly during 2011 compared to 2010. We recorded approximately $23.0 million and $12.9 million of stock compensation expense, within SG&A during 2011 and 2010, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2011 as compared to 2010, primarily due to higher spending for the development of new products and costs to meet new engine emission standards in the United States and Europe.

We recorded restructuring and other infrequent (income) expense of approximately $(0.7) million and $4.4 million during 2011 and 2010, respectively. The restructuring and other infrequent income recorded in 2011 primarily related to the reversal of approximately $0.9 million of previously accrued severance payments associated with the rationalization of our French operations. The restructuring and other infrequent expenses recorded in 2010 primarily related to severance and other related costs associated with rationalization of our operations in Denmark, Spain, Finland and France.

Interest expense, net was $30.2 million for 2011 compared to $33.3 million for 2010. During 2011, we redeemed our €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, as is more fully discussed in “Liquidity and Capital Resources.” In connection with the redemption, we recorded a loss of approximately $3.1 million associated with the premium paid to the holders of the notes and a write-off of approximately $1.2 million of unamortized deferred debt issuance costs. In addition, during 2011, holders of our former 1¾% convertible senior subordinated notes converted approximately $161.0 million of the principal amount of the notes, as is more fully discussed in “Liquidity and Capital Resources.”

Other expense, net was $19.1 million in 2011 compared to $16.0 million in 2010. Losses on sales of receivables primarily under our accounts receivable sales agreements were approximately $19.7 million and $13.7 million in 2011 and 2010, respectively. The increase in 2011 was due to a higher amount of receivables sold in Europe under our accounts receivable sales agreement with AGCO Finance entities in Europe, as is more fully discussed in “Retail Finance Joint Ventures.”

We recorded an income tax provision of $24.6 million in 2011 compared to $104.4 million in 2010. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2011 income tax rate provision (as reconciled in Note 6 to our Consolidated Financial Statements) includes a reversal of approximately $149.3 million of valuation allowance previously established against our deferred tax assets in the United States. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI primarily related to acquired intangible assets.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2011 and 2010, we had gross deferred tax assets of $498.2 million and $466.4 million, respectively, including $181.6 million and $210.7 million, respectively, related to net operating loss carryforwards. At December 31, 2011 and 2010, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $145.8 million and $262.5 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, Switzerland, the Netherlands, China, Russia and the United States. Realization of the remaining deferred tax assets as of December 31, 2011 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2011 and 2010, we had approximately $71.1 million and $48.2 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2011 and 2010, we had approximately $23.0 million and $14.2 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2011 and 2010, we had accrued interest and penalties related to unrecognized tax benefits of approximately $7.6 million and $5.2 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $48.9 million in 2011 compared to $49.7 million in 2010. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

2010 Compared to 2009

Net income for 2010 was $220.5 million, or $2.29 per diluted share, compared to net income for 2009 of $135.7 million, or $1.44 per diluted share.

Net sales for 2010 were approximately $380.2 million, or 5.8%, higher than 2009 primarily due to sales increases in our South American and North American geographical segments, partially offset by a slight decrease in our Europe/Africa/Middle East geographical segment as well as the unfavorable impact of currency translation. Strong market conditions in South America during 2010 helped to contribute to our overall sales growth in 2010. Income from operations was $324.2 million in 2010 compared to $218.7 million in 2009. The increase in income from operations and operating margins during 2010 primarily was due to higher net sales, material cost control initiatives, increased production volumes and an improved product mix, partially offset by higher engineering expenses.

In our Europe/Africa/Middle East region, income from operations decreased approximately $17.3 million in 2010 compared to 2009, primarily due to the reduction in net sales, lower production levels and increased engineering expenses. Income from operations in our South American region increased approximately $97.1 million in 2010 compared to 2009, primarily due to significant sales growth, improved factory productivity as a result of higher production levels, and a shift in product sales mix to higher margin, higher horsepower products. In our North America region, income from operations increased approximately $27.6 million in 2010 compared to 2009, primarily due to improved margins from new products, a favorable product mix, and factory efficiencies, partially offset by increased engineering expenditures. Income from operations in the Rest of World segment decreased approximately $4.2 million in 2010 compared to 2009, primarily due to weaker net sales, an unfavorable product mix and increased expenses related to growth initiatives.

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

In the United States and Canada, industry unit retail sales of tractors increased approximately 5% in 2010 compared to 2009, resulting from strong growth in industry unit retail sales of high horsepower tractors and modest growth in industry retail sales of compact tractors, partially offset by a small decline in unit retail sales of utility tractors. Industry unit retail sales of combines increased approximately 9% in 2010 compared to the prior year. Strong and improving economics for the professional producer sector contributed to the strength in retail sales of high horsepower tractors and combines. Continued weakness in the dairy and livestock sectors contributed to lower industry unit retail sales of mid-range utility tractors and hay equipment. In North America, our unit retail sales of tractors decreased in 2010 and our unit retail sales of combines increased in 2010 compared to 2009 levels. In Western Europe, industry unit retail sales of tractors decreased approximately 10% in 2010 compared to 2009 due to lower retail volumes in most major Western European markets. Demand was weakest in France, Spain, Italy and the United Kingdom. The slow pace of macro-economic recovery, weak farmer sentiment and soft demand in the dairy and livestock sectors contributed to the decline in 2010. Our unit retail sales of tractors for 2010 in Western Europe were also lower when compared to 2009. In South America, industry unit retail sales of tractors in 2010 increased approximately 31% compared to 2009. Industry unit retail sales of combines during 2010 were approximately 29% higher than 2009. Industry unit retail sales of tractors in the major market of Brazil increased approximately 24% during 2010 compared to 2009. Strong farm fundamentals and favorable government-sponsored financing programs in Brazil contributed to the strong industry demand, which began to accelerate in the second half of 2009. Improved weather and increased crop production in Argentina contributed to significant increases in industry unit retail sales of tractors and combines during 2010 compared to 2009. Our South American unit retail sales of tractors and combines were also higher in 2010 as compared to 2009. Our net sales in our Rest of Word segment for 2010 were approximately 4.7% lower than 2009, primarily due to lower sales in Australia and New Zealand, partially offset by higher sales in Asia. Weak market conditions in Australia and New Zealand and the tightened credit environment in the markets of Eastern Europe and Russia contributed to the decline.

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

The following is a reconciliation of net sales for the year ended December 31, 2010 at actual exchange rates compared to 2009 exchange rates (in millions):

	Year Ended December 31,
	2010 at Actual Exchange Rates	2010 at 2009 Exchange Rates	Change due to Currency Translation
North America	$1,489.3	$1,461.2	1.9%
South America	1,753.3	1,590.3	14.0%
Europe/Africa/Middle East	3,364.4	3,544.7	(5.0)%
Rest of World	289.6	281.6	2.6%
	$6,896.6	$6,877.8	0.3%

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

The following table sets forth, for the years ended December 31, 2010 and 2009, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2010		2009
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,258.7	18.2%	$1,071.9	16.4%
Selling, general and administrative expenses	692.1	10.0%	630.1	9.7%
Engineering expenses	219.6	3.2%	191.9	2.9%
Restructuring and other infrequent expenses	4.4	0.1%	13.2	0.2%
Amortization of intangibles	18.4	0.2%	18.0	0.3%
Income from operations	$324.2	4.7%	$218.7	3.3%

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

SG&A expenses as a percentage of net sales increased slightly during 2010 compared to 2009. We recorded approximately $12.9 million and $8.2 million of stock compensation expense, within SG&A, during 2010 and 2009, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2010 as compared to 2009 primarily due to higher spending for the development of new products and costs to meet new engine emission standards in the United States and Europe.

We recorded restructuring and other infrequent expenses of approximately $4.4 million and $13.2 million during 2010 and 2009, respectively. The restructuring and other infrequent expenses recorded in 2010 primarily related to severance and other related costs associated with the rationalization of our operations in Denmark, Spain, Finland and France. The restructuring and other infrequent expenses recorded in 2009 primarily related to severance and other related costs associated with the rationalization of our operations in France, the United Kingdom, Finland, Germany, the United States and Denmark.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2011:
Net sales	$1,797.7	$2,358.6	$2,099.1	$2,517.8
Gross profit	355.9	488.3	407.8	524.1
Income from operations(1)	108.7	201.6	114.3	185.7
Net income(1)	81.6	133.9	84.5	285.3
Net income attributable to noncontrolling interests	(1.6)	(0.2)	(0.1)	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	80.0	133.7	84.4	285.2
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted(1)	0.81	1.36	0.87	2.90
2010:
Net sales	$1,328.2	$1,743.0	$1,657.4	$2,168.0
Gross profit	224.6	321.1	303.8	409.2
Income from operations(1)	9.4	96.5	75.9	142.4
Net income(1)	10.0	62.8	62.2	85.2
Net loss attributable to noncontrolling interest	0.1	0.1	0.1	—
Net income attributable to AGCO Corporation and subsidiaries	10.1	62.9	62.3	85.2
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted(1)	0.10	0.66	0.65	0.87
_____________________________________

(1)
For 2011, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expense (income) of $0.2 million, ($0.9) million, $0.0 million and $0.0 million, respectively, thereby impacting net income per common share on a diluted basis by $0.00, ($0.01), $0.00 and $0.00, respectively.

For 2010, the quarters ended March 31, June 30, September 30 and December 31 included restructuring and other infrequent expenses of $1.6 million, $0.5 million, $1.2 million and $1.1 million, respectively, thereby impacting net income per common share on a diluted basis by $0.01, $0.00, $0.01 and $0.01, respectively.

Retail Finance Joint Ventures

Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Brazil, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of December 31, 2011, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $322.2 million compared to $305.7 million as of December 31, 2010. The total finance portfolio in our retail finance joint ventures was approximately $7.4 billion and $7.0 billion as of December 31, 2011 and 2010, respectively. The total finance portfolio as of December 31, 2011 included approximately $6.4 billion of retail receivables and $1.0 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2010 included approximately $6.2 billion of retail receivables and $0.8 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2011 and 2010, we made a total of approximately $8.3 million and $25.4 million, respectively, of investments in our retail finance joint ventures in Germany, the Netherlands and Brazil, primarily related to additional capital required as a result of increased retail finance portfolios during 2011 and 2010. During 2011, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $43.6 million compared to $43.4 million in 2010.

The retail finance portfolio in our retail finance joint venture in Brazil was $2.0 billion as of December 31, 2011 compared to $2.2 billion as of December 31, 2010. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

Worldwide industry demand is expected to be stable in 2012 compared to 2011 levels. Tight supplies of soft commodities are expected to support healthy farm income and sustain strong equipment demand. Our net sales in 2012 are expected to be higher compared to 2011 primarily due to expected favorable pricing, market share improvements and acquisition impacts, partially offset by the unfavorable impact of currency translation. We are targeting gross margin improvements to be partially offset by increased expenditures for product development and new market expansion.

Recent Acquisitions

    On November 30, 2011, we acquired GSI for $932.2 million, net of approximately $27.9 million cash acquired. GSI, headquartered in Assumption, Illinois, is a leading manufacturer of grain storage and protein production systems. GSI sells its products globally through independent dealers. The acquisition of GSI provides us with strong positions in grain storage and protein production and the opportunity to benefit from increases in global grain production and protein demand. The acquisition was financed by the issuance of $300.0 million of 5 7/8% senior notes and our new credit facility. As a result of the acquisition, we recorded a tax benefit of approximately $149.3 million within “Income tax provision” in our Consolidated Statement of Operations for the year ended December 31, 2011, resulting from a reversal of a portion of our previously established deferred tax valuation allowance. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI relating to acquired amortizable intangible assets.

On November 30, 2011, we acquired 80% of Shandong Dafeng Machinery Co., Ltd. (“Dafeng”) for approximately 172.0 million yuan, or approximately $27.0 million. We acquired approximately $17.1 million of cash and assumed approximately $41.1 million of current indebtedness associated with the transaction. Dafeng is located in Yanzhou, China and manufactures a complete range of corn, grain, rice and soybean harvesting machines for Chinese domestic markets. The acquisition was funded with available cash on hand.

On March 3, 2011, we acquired the remaining 50% interest of Laverda SpA (“Laverda”) for approximately €63.8 million, net of approximately €1.2 million cash acquired (or approximately $88.3 million, net). Laverda, previously an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda-branded combines, the Breganze factory manufactures mid-range combine harvesters for our Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East. Our 100% ownership of Laverda includes ownership in Fella-Werke GMBH, a German manufacturer of grass and hay machinery. The acquisition was funded with available cash on hand.

On January 3, 2011, we acquired 50% of AGCO-Amity JV for approximately $25.0 million, net of approximately $5.0 million cash acquired, thereby creating a joint venture between us and Amity Technology LLC. The joint venture had approximately $6.2 million of indebtedness as of the date of acquisition. AGCO-Amity JV is located in North Dakota and manufactures air-seeding and tillage equipment. The investment was funded with available cash on hand. As we have a controlling voting interest to direct the activities that most significantly impact the joint venture, we have consolidated the joint venture’s operations in our Consolidated Financial Statements commencing as of and from the date of the formation of the joint venture.

The results of operations for the acquisitions of GSI, Dafeng, Laverda and AGCO-Amity JV have been included in our Consolidated Financial Statements as of and from the dates of the respective acquisitions. We allocated the purchase price of each acquisition to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the respective acquisition dates. We recorded approximately $606.6 million of goodwill and approximately $519.0 million of other identifiable intangible assets associated with these acquisitions.

Liquidity and Capital Resources

Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities.

We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our $300.0 million of 5 7/8% senior notes which mature in 2021 (see further discussion below).

•
Our new $1.0 billion credit facility, consisting of a $600.0 million multi-currency revolving credit facility and a $400.0 million term loan facility, which expires in December 2016. As of December 31, 2011, $265.0 million was outstanding under the multi-currency revolving credit facility and $400.0 million was outstanding under the term loan facility (see further discussion below).

•	Our €200.0 million (or approximately $259.4 million as of December 31, 2011) 4 1/2% senior term loan which matures in 2016 (see further discussion below).

•
Our $201.3 million of 1 1/4% convertible senior subordinated notes which mature in 2033 and may be required to be repurchased on December 15, 2013, or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States and Canada. As of December 31, 2011, approximately $517.5 million of cash had been received under these agreements (see further discussion below).

•
Our accounts receivable sales agreements in Europe, whereby we sell a large portion of our wholesale accounts receivable on an ongoing basis to the relevant AGCO Finance entities located in Germany, France, Austria, Norway and Sweden. As of December 31, 2011, cash received from receivables sold under these accounts receivable agreements in Europe was approximately $310.0 million (see further discussion below).

In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Current Facilities

On December 5, 2011, we completed our offering of $300.0 million of 5 7/8% senior notes due 2021 and received proceeds of approximately $296.6 million, after offering related fees and expenses. We used the net proceeds to fund a portion of the acquisition of GSI. The notes constitute senior unsecured and unsubordinated indebtedness. Interest is payable semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to the greater of: (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

    On December 1, 2011, we entered into a new credit facility agreement providing for a $1.0 billion revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $400.0 million term loan facility. We used the credit facility together with the $300.0 million 5 7/8% senior notes previously discussed to fund the acquisition of GSI. The new credit facility replaced our former $300.0 million revolving credit facility, as discussed below. The new credit facility expires December 1, 2016. We are required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR, plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2011, we had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

Our €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, issued in April 2004, were redeemed at a price of 101.146% of their principal amount on May 2, 2011. We recorded a loss of approximately $3.1 million associated with the premium paid to the holders of our former 6 7/8% senior subordinated notes and a write-off of approximately $1.2 million of unamortized deferred debt issuance costs associated with the redemption within “Interest expense, net” in our Consolidated Statements of Operations. We funded the redemption of the notes with a new €200.0 million term loan with Rabobank. The new term loan is due May 2, 2016. We have the ability to prepay the term loan before the maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

Our accounts receivable sales agreements in North America and Europe, permit the sale, on an ongoing basis, of a large portion of our receivables to the relevant AGCO Finance entities in the U.S., Canada, Germany, France, Austria, Norway and Sweden. We have a 49% ownership in these joint ventures. The sale of all receivables to the respective AGCO Finance entities in North American and Europe are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December

31, 2011 and 2010, cash received from receivables sold under the U.S. and Canadian accounts receivable agreements was approximately $517.5 million and $531.2 million, respectively. As of December 31, 2011 and 2010, cash received from receivables sold under accounts receivable sales agreements in Europe was approximately $310.0 million and $169.2 million, respectively.

Our AGCO Finance retail joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of December 31, 2011 and 2010, these retail finance joint ventures had approximately $62.0 million and $50.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Former facilities

     Our former 1¾% convertible senior subordinated notes due December 31, 2033, originally issued in December 2003 and exchanged in June 2005, provided for the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of our common stock. The notes were unsecured obligations and were convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest was payable on the notes at 1¾% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year. The notes were convertible into shares of our common stock at an effective price of $22.36 per share, subject to adjustment. This reflected an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes.

    During 2011, holders of our former 1¾% convertible senior subordinated notes converted approximately $161.0 million of the principal amount of the notes. We issued 3,926,574 shares associated with the $195.9 million excess conversion value of the notes. The repayment of the principal of the notes, totaling $161.0 million during 2011, were reflected within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statement of Cash Flows for the year ended December 31, 2011. During 2010, we repurchased approximately $37.5 million of principal amount of our 1¾% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes and resulted in a loss on extinguishment of approximately $0.2 million reflected in “Interest expense, net.” We reflected both the repurchase of the principal and the excess conversion value of the notes totaling $58.1 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statement of Cash Flows for the year ended December 31, 2010. In addition, during 2010, holders of our 1¾% convertible senior subordinated notes converted $2.7 million of principal amount of the notes. We issued 60,986 shares associated with the $2.7 million excess conversion value of the notes. The loss on extinguishment associated with the conversions of the notes was less than $0.1 million and was reflected in “Interest expense, net.” We reflected the repayment of the principal of the notes totaling $2.7 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statement of Cash Flows for the year ended December 31, 2010.
See Note 7 to our Consolidated Financial Statements for a full description of these notes.

Under our former European securitization facilities, we sold accounts receivable in Europe on a revolving basis to commercial paper conduits through a qualifying special-purpose entity in the United Kingdom. The European facilities expired in October 2011. As of December 31, 2010, the outstanding funded balance of our European securitization facilities was approximately €85.1 million (or approximately $113.9 million). The funded balance was reflected as accounts receivable with a corresponding equivalent liability.

    Our former credit facility provided for a $300.0 million unsecured multi-currency revolving credit facility. Interest accrued on amounts outstanding under the facility, at our option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon our total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.5% based upon our total debt ratio.

Cash Flows

Cash flows provided by operating activities were $725.9 million during 2011, compared to $438.7 million during 2010. The increase in cash flows provided by operating activities during 2011 was primarily due to an increase in net income. In addition, the operating cash flow in 2011 benefited by approximately $126.7 million from an increase of accounts receivable sold to our retail finance joint ventures in Europe.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,457.3 million in working capital at December 31, 2011, as compared with $1,208.1 million at December 31, 2010. Accounts receivable and inventories, combined, at December 31, 2011 were $411.8 million higher than at December 31, 2010. The increase in accounts receivable and inventories as of December 31, 2011 compared to December 31, 2010 was as a result of our recent acquisitions, the increase in production levels and net sales growth.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 32.7% at December 31, 2011 compared to 21.3% at December 31, 2010. The increase in the ratio reflects new indebtedness incurred in 2011 to fund the GSI acquisition.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2011 are as follows (in millions):

	Payments Due By Period
	Total	2012	2013 to 2014	2015 to 2016	2017 and Beyond
Indebtedness(1)	$1,487.7	$60.1	$44.0	$867.0	$516.6
Interest payments related to long-term debt(1)	283.8	43.8	83.9	72.4	83.7
Capital lease obligations	4.9	2.0	2.2	0.6	0.1
Operating lease obligations	182.5	48.0	55.4	28.1	51.0
Unconditional purchase obligations	75.8	67.9	5.8	2.1	—
Other short-term and long-term obligations(2)	277.1	64.6	60.1	67.5	84.9
Total contractual cash obligations	$2,311.8	$286.4	$251.4	$1,037.7	$736.3
	Amount of Commitment Expiration Per Period
			2013 to 2014	2015 to 2016	2017 and Beyond
	Total	2012
Standby letters of credit and similar instruments	$15.6	$15.6	$—	$—	$—
Guarantees	134.6	128.7	4.7	1.2	—
Total commercial commitments and letters of credit	$150.2	$144.3	$4.7	$1.2	$—
_______________________________________

(1)
Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods. Indebtedness amounts reflect the principal amount of our convertible senior subordinated notes, senior term loan, senior notes and credit facility.

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

Commitments and Off-Balance Sheet Arrangements

Guarantees

We maintain a remarketing agreement with our retail finance joint venture in the United States, whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with our retail finance joint venture in the United States which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fact that the repurchase obligation would be equivalent to the fair value of the underlying equipment.

At December 31, 2011, we guaranteed indebtedness owed to third parties of approximately $134.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. We believe the credit risk associated with these guarantees is not material to our financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid.

Other

At December 31, 2011, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,232.7 million. The outstanding contracts as of December 31, 2011 range in maturity through December 2012. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Foreign Currency Risk Management” for additional information.

As discussed in “Liquidity and Capital Resources,” we sell substantially all of our wholesale accounts receivable in North America to our U.S. and Canadian retail finance joint ventures and a large portion of our wholesale accounts receivable in Europe to AGCO Finance entities in certain European countries. We also sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have determined that these facilities should be accounted for as off-balance sheet transactions.

Contingencies

As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $37.4 million and $22.3 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2011 and 2010, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

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

Related Parties

Rabobank is a 51% owner in our retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Australia, Ireland and Austria. Rabobank is also the principal agent and participant in our credit facility. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures. During 2011 and 2010, we made a total of approximately $8.3 million and $25.4 million, respectively, of investments in our retail finance joint ventures in Germany, the Netherlands and Brazil, primarily related to additional capital required as a result of increased retail finance portfolios during 2011 and 2010.

Our retail finance joint ventures provide retail financing and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. In addition, we transfer, on an ongoing basis, substantially all of our wholesale interest-bearing and non-interest bearing accounts receivable in North America to, our retail finance joint ventures in North America. Also, our accounts receivable sales agreements in Europe permit the sale, on an ongoing basis, of a large portion of our wholesale receivables in Germany, France, Austria, Norway and Sweden to the relevant AGCO Finance entities in those countries. See Note 4 to our Consolidated Financial Statements for further discussion of these agreements. We maintain a remarketing agreement with our U.S. retail finance joint venture, AGCO Finance LLC, as discussed above under “Commitments and Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail finance joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

During 2011, 2010 and 2009, we paid approximately $5.2 million, $3.6 million and $3.4 million, respectively, to PPG Industries, Inc. for painting materials used in our manufacturing processes. Our Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

Foreign Currency Risk Management

We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 14 to our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2011, 2010 and 2009, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2011, 2010 and 2009 was approximately $5.2 million, $(3.1) million and $(14.5) million, respectively, on an after-tax basis. The amount of the (loss) gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2011, 2010 and 2009 was approximately $(4.3) million, $1.2 million and $(1.3) million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2011 range in maturity through December 2012.

Assuming a 10% change relative to the currency of the hedge contract, the fair value of the foreign currency instruments could be negatively impacted by approximately $52.0 million as of December 31, 2011. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for the year ended December 31, 2011 would have increased by approximately $1.5 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2011, 2010 and 2009.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Restructuring Actions

We recorded restructuring and other infrequent (income) expense of $(0.7) million, $4.4 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The income in 2011 and charges in 2010 and 2009 were related to severance and other related costs associated with the rationalization of our operations in France, the United Kingdom, Finland, Spain, Germany, the United States and Denmark. Refer to Note 3 of our Consolidated Financial Statements for a more detailed description of these rationalizations.

European and North American Manufacturing and Administrative Headcount Reductions

During 2009 and 2010, we announced and initiated several actions to rationalize employee headcount at various manufacturing facilities, including those located in France, Finland, Germany and the United States, as well as at various administrative offices located in the United Kingdom, Spain and the United States. During 2009 and 2010, we recorded severance and other related costs of approximately $12.8 million and $2.2 million, respectively, associated with such actions. During 2011, we recorded a reversal of approximately $0.9 million of previously accrued legally required severance payments associated with the rationalization of our French operations. Due to the improvement in European market conditions in 2011, certain employees previously identified to be terminated in France were not terminated as planned. We also recorded approximately $0.2 million of additional severance and other related costs during 2011 associated with the French rationalization. These rationalizations resulted in the termination of approximately 653 employees.

Randers, Denmark closure

In November 2009, we announced the closure of our assembly operations located in Randers, Denmark. We ceased operations in July 2010 and completed the transfer of the assembly operations to our harvesting equipment manufacturing operations, Laverda, located in Breganze, Italy, in August 2010. We recorded approximately $0.4 million and $2.2 million of expenses during 2009 and 2010, respectively, associated with the facility closure, primarily related to employee retention payments, which were accrued over the term of the retention period. The closure resulted in the termination of approximately 79 employees.

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

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectability of trade receivables. Our loss or write-off experience was approximately 0.1% of net sales in 2011.

Discount and Sales Incentive Allowances

We provide various volume bonus and sales incentive programs with respect to our products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. We record the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that we do not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of our volume discount programs, as well as sales incentives associated with accounts receivable sold to our U.S. and Canadian retail finance joint ventures, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2011, we had recorded an allowance for discounts and sales incentives of approximately $103.5 million primarily related to reserves in our North America geographical segment that will be paid either through a reduction of future invoices, through credit memos to our dealers or through reductions in retail financing rates. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, for those sales subject to such discount programs, our reserve would increase by approximately $6.5 million as of December 31, 2011.

Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $6.5 million as of December 31, 2011.

Inventory Reserves

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. Determination of cost includes estimates for surplus and obsolete inventory based on estimates of future sales and production. Changes in demand and product design can impact these estimates. We periodically evaluate and update our assumptions when assessing the adequacy of inventory adjustments.

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $24.6 million in 2011 compared to $104.4 million in 2010. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2011 income tax rate provision (as reconciled in Note 6 to our Consolidated Financial Statements) includes a reversal of approximately $149.3 million of valuation allowance previously established against our deferred tax assets in the United States. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI primarily related to acquired intangible assets.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2011 and 2010, we had gross deferred tax assets of $498.2 million and $466.4 million, respectively, including $181.6 million and $210.7 million, respectively, related to net operating loss carryforwards. At December 31, 2011 and 2010, we had recorded total valuation allowances as an offset to the gross deferred tax assets of $145.8 million and $262.5 million, respectively, primarily related to net operating loss carryforwards in Brazil, Denmark, Switzerland, the Netherlands, China, Russia and the United States. Realization of the remaining deferred tax assets as of December 31, 2011 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2011 and 2010, we had approximately $71.1 million and $48.2 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2011 and 2010, we had approximately $23.0 million and $14.2 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2011 and 2010, we had accrued interest and penalties related to unrecognized income tax benefits of approximately $7.6 million and $5.2 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

Nature of Estimates Required.  The measurement date for all of our benefit plans is December 31. The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions provided by management and used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

Assumptions and Approach Used.  The assumptions used in developing the required estimates include the following key factors:

• Discount rates	• Inflation
• Salary growth	• Expected return on plan assets
• Retirement rates	• Mortality rates

For the years ended December 31, 2011 and 2010, we used a discount rate setting methodology in the countries where our largest benefit obligations exist to take advantage of a more globally consistent methodology. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the yield curve is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments.

The other key assumptions were set as follows:

•	Our inflation assumption is based on an evaluation of external market indicators.

•	The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•	The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers.

•	Retirement and termination rates primarily are based on actual plan experience and actuarial standards of practice.

•	The mortality rates for the U.S. and U.K. plans were updated in 2010 and 2009, respectively, to reflect expected improvements in the life expectancy of the plan participants.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. pension plans comprised approximately 88% of our consolidated projected benefit obligation as of December 31, 2011. If the discount rate used to determine the 2011 projected benefit obligation for our U.S. pension plans was decreased or increased by 25 basis points, our projected benefit obligation would have increased or decreased by approximately $2.1 million at December 31, 2011, and our 2012 pension expense would increase or decrease by approximately $0.1 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $24.5 million at December 31, 2011, and our 2012 pension expense would increase by approximately $0.8 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $22.5 million at December 31, 2011, and our 2012 pension expense would decrease by approximately $0.7 million.

Unrecognized actuarial losses related to our qualified pension plans were $299.3 million as of December 31, 2011 compared to $234.9 million as of December 31, 2010. The increase in unrecognized losses between years primarily resulted from lower than expected actual asset returns during 2011, as well as a decrease in our discount rates. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our qualified defined benefit pension plans, these losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits. For our U.S. salaried, U.S. hourly and U.K. pension plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2011, the average amortization period was 18 years for our U.S. qualified pension plans and 22 years for our non-U.S. pension plans. The estimated net actuarial loss for qualified defined benefit pension plans expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2012 is approximately $9.4 million compared to approximately $6.4 million during the year ended December 31, 2011.

Investment Strategy and Concentration of Risk

The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2011 and 2010 are as follows:

Asset Category	2011	2010
Large and small cap domestic equity securities	37%	28%
International equity securities	13%	14%
Domestic fixed income securities	21%	22%
Other investments	29%	36%
Total	100%	100%

The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2011 and 2010 are as follows:

Asset Category	2011	2010
Equity securities	40%	41%
Fixed income securities	36%	34%
Other investments	24%	25%
Total	100%	100%

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. Our U.S. target allocation of retirement fund investments is 40% large- and small- cap domestic equity securities, 15% international equity securities, 20% broad fixed income securities and 25% in alternative investments. We have noted that over long investment horizons, this mix of investments would achieve an average return in excess of 7.85%. In arriving at the choice of an expected return assumption of 7.75% as of December 31, 2011 for our U.S.-based plans, we have tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 32% of assets for the near-term benefit payments and 68% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. Our non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for our U.K.-based plans, we have tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans.

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

As of December 31, 2011, our unfunded or underfunded obligations related to our qualified pension plans were approximately $245.1 million, primarily due to our pension plan in the United Kingdom. In 2011, we contributed approximately $32.4 million towards those obligations, and we expect to fund approximately $35.6 million in 2012. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £13.0 million per year (or approximately $20.2 million) towards that obligation for the next 13 years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

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

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, and an assessment of likely long-term trends. For the years ended December 31, 2011 and 2010, as previously discussed, we used a discount rate setting methodology in the countries where our largest benefit obligations exist to take advantage of a more globally consistent methodology. In the United States, we constructed a hypothetical bond portfolio of high quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. After the bond portfolio is selected, a single discount rate is determined such that the market value of the bonds purchased equals the discounted value of the plan’s benefit payments. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2010 to reflect expected movements in the life expectancy of the plan participants. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 96% of our consolidated projected benefit obligation. If the discount rate used to determine the 2011 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.8 million at December 31, 2011, and our 2012 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2011 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.8 million, and our 2012 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. postretirement benefit plans were $9.4 million as of December 31, 2011 compared to $6.7 million as of December 31, 2010. The increase in losses primarily reflects the decrease in the discount rate during 2011. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2011, the average amortization period was 15 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2012 is approximately $0.4 million, compared to approximately $0.3 million during the year ended December 31, 2011.

As of December 31, 2011, we had approximately $31.8 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2011, we made benefit payments of approximately

$1.6 million towards these obligations, and we expect to make benefit payments of approximately $1.9 million towards these obligations in 2012.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2011, we assumed an 8.0% health care cost trend rate for 2012, decreasing to 5.0% by 2018. For measuring the expected U.S. postretirement benefit obligation at December 31, 2010, we assumed an 8.5% health care cost trend rate for 2011, decreasing to 5.0% by 2018. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2011 and 2010, we assumed a 10.0% health care cost trend rate for 2012 and 2011, respectively, decreasing to 5.5% by 2021 and 2020, respectively. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2012 and the accumulated postretirement benefit obligation at December 31, 2011 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	($0.2)
Effect on accumulated benefit obligation	$3.4	($2.9)

Litigation

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate.

Goodwill and Indefinite-Lived Assets

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our initial and our annual qualitative or quantitative assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the quantitative impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of our reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. In addition, we combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments are not our reporting units.

The second step of the quantitative goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; that is, we allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

We utilized a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making our annual and interim quantitative assessments. As stated above, goodwill is tested qualitatively or quantitatively for impairment on an annual basis and more often if indications of impairment exist. The results of our analyses conducted as of October 1, 2011, 2010 and 2009 indicated that no reduction in the carrying amount of goodwill was required.

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

As of December 31, 2011, we had approximately $1,194.5 million of goodwill. While our annual impairment testing in 2011 supported the carrying amount of this goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

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

Item 8.        Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2011 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 27 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2012

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$8,773.2	$6,896.6	$6,516.4
Cost of goods sold	6,997.1	5,637.9	5,444.5
Gross profit	1,776.1	1,258.7	1,071.9
Selling, general and administrative expenses	869.3	692.1	630.1
Engineering expenses	275.6	219.6	191.9
Restructuring and other infrequent (income) expenses	(0.7)	4.4	13.2
Amortization of intangibles	21.6	18.4	18.0
Income from operations	610.3	324.2	218.7
Interest expense, net	30.2	33.3	42.1
Other expense, net	19.1	16.0	22.2
Income before income taxes and equity in net earnings of affiliates	561.0	274.9	154.4
Income tax provision	24.6	104.4	57.7
Income before equity in net earnings of affiliates	536.4	170.5	96.7
Equity in net earnings of affiliates	48.9	49.7	38.7
Net income	585.3	220.2	135.4
Net (income) loss attributable to noncontrolling interests	(2.0)	0.3	0.3
Net income attributable to AGCO Corporation and subsidiaries	$583.3	$220.5	$135.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$6.10	$2.38	$1.47
Diluted	$5.95	$2.29	$1.44
Weighted average number of common and common equivalent shares outstanding:
Basic	95.6	92.8	92.2
Diluted	98.1	96.4	94.1

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$724.4	$719.9
Accounts and notes receivable, net	994.2	908.5
Inventories, net	1,559.6	1,233.5
Deferred tax assets	142.7	52.6
Other current assets	241.9	206.5
Total current assets	3,662.8	3,121.0
Property, plant and equipment, net	1,222.6	924.8
Investment in affiliates	346.3	398.0
Deferred tax assets	37.6	58.0
Other assets	126.9	130.8
Intangible assets, net	666.5	171.6
Goodwill	1,194.5	632.7
Total assets	$7,257.2	$5,436.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$60.1	$0.1
Convertible senior subordinated notes	—	161.0
Securitization facilities	—	113.9
Accounts payable	937.0	682.6
Accrued expenses	1,080.6	883.1
Other current liabilities	127.8	72.2
Total current liabilities	2,205.5	1,912.9
Long-term debt, less current portion	1,409.7	443.0
Pensions and postretirement health care benefits	298.6	226.5
Deferred tax liabilities	192.3	103.9
Other noncurrent liabilities	119.9	91.4
Total liabilities	4,226.0	2,777.7
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2011 and 2010	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 97,194,732 and 93,143,542 shares issued and outstanding at December 31, 2011 and 2010, respectively	1.0	0.9
Additional paid-in capital	1,073.2	1,051.3
Retained earnings	2,321.6	1,738.3
Accumulated other comprehensive loss	(400.6)	(132.1)
Total AGCO Corporation stockholders’ equity	2,995.2	2,658.4
Noncontrolling interests	36.0	0.8
Total stockholders’ equity	3,031.2	2,659.2
Total liabilities and stockholders’ equity	$7,257.2	$5,436.9

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders' Equity	Comprehensive Income Attributable to AGCO Corporation and subsidiaries	Comprehensive (Loss) Income attributable to Noncontrolling Interests
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Losses on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2008	91,844,193	$0.9	$1,067.4	$1,382.1	$(138.1)	$(257.9)	$(40.1)	$(436.1)	$—	$2,014.3
Net income (loss)	—	—	—	135.7	—	—	—	—	(0.3)	135.4	$135.7	$(0.3)
Issuance of restricted stock	26,388	—	0.6	—	—	—	—	—	—	0.6
Issuance of performance award stock	581,393	—	(5.2)	—	—	—	—	—	—	(5.2)
Stock options and SSARs exercised	1,691	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	7.4	—	—	—	—	—	—	7.4
Investments by noncontrolling interest	—	—	—	—	—	—	—	—	1.3	1.3
Defined benefit pension plans, net of taxes:
Net actuarial loss arising during year	—	—	—	—	(75.6)	—	—	(75.6)	—	(75.6)	(75.6)
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	5.4	—	—	5.4	—	5.4	5.4
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	35.4	35.4	—	35.4	35.4
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	0.6	0.6	—	0.6	0.6
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	(8.3)	—	—	—	—	—	—	(8.3)
Change in cumulative translation adjustment	—	—	—	—	—	282.9	—	282.9	0.2	283.1	282.9	0.2
Balance, December 31, 2009	92,453,665	0.9	1,061.9	1,517.8	(208.3)	25.0	(4.1)	(187.4)	1.2	2,394.4	384.4	(0.1)
Net income (loss)	—	—	—	220.5	—	—	—	—	(0.3)	220.2	220.5	(0.3)
Issuance of restricted stock	17,303	—	0.7	—	—	—	—	—	—	0.7
Issuance of performance award stock	555,262	—	(11.2)	—	—	—	—	—	—	(11.2)
Stock options and SSARs exercised	56,326	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	12.7	—	—	—	—	—	—	12.7
Conversion of 1 3/4% convertible senior subordinated notes	60,986	—	—	—	—	—	—	—	—	—
Repurchase of 1 3/4% convertible senior subordinated notes	—	—	(21.1)	—	—	—	—	—	—	(21.1)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(2.8)	—	—	(2.8)	—	(2.8)	(2.8)
Net actuarial gain arising during year	—	—	—	—	23.5	—	—	23.5	—	23.5	23.5
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.8	—	—	1.8	—	1.8	1.8
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	6.7	—	—	6.7	—	6.7	6.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	2.5	2.5	—	2.5	2.5
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	0.2	0.2	—	0.2	0.2
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	8.3	—	—	—	—	—	—	8.3
Change in cumulative translation adjustment	—	—	—	—	—	23.4	—	23.4	(0.1)	23.3	23.4	(0.1)
Balance, December 31, 2010	93,143,542	0.9	1,051.3	1,738.3	(179.1)	48.4	(1.4)	(132.1)	0.8	2,659.2	275.8	(0.4)
Net income	—	—	—	583.3	—	—	—	—	2.0	585.3	583.3	2.0
Issuance of restricted stock	12,034	—	0.7	—	—	—	—	—	—	0.7
Issuance of performance award stock	51,590	—	(1.5)	—	—	—	—	—	—	(1.5)
Stock options and SSARs exercised	60,992	—	(0.7)	—	—	—	—	—	—	(0.7)
Stock compensation	—	—	23.7	—	—	—	—	—	—	23.7
Conversion of 1 3/4% convertible senior subordinated notes	3,926,574	0.1	(0.1)	—	—	—	—	—	—	—
Investments by noncontrolling interests	—	—	—	—	—	—	—	—	34.6	34.6
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Change in fair value of noncontrolling interest	—	—	(0.2)	—	—	—	—	—	0.2	—
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(5.0)	—	—	(5.0)	—	(5.0)	(5.0)
Net actuarial loss arising during year	—	—	—	—	(61.8)	—	—	(61.8)	—	(61.8)	(61.8)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.1	—	—	0.1	—	0.1	0.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	5.6	—	—	5.6	—	5.6	5.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(5.4)	(5.4)	—	(5.4)	(5.4)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	2.5	2.5	—	2.5	2.5
Change in cumulative translation adjustment	—	—	—	—	—	(204.5)	—	(204.5)	(0.1)	(204.6)	(204.5)	(0.1)
Balance, December 31, 2011	97,194,732	$1.0	$1,073.2	$2,321.6	$(240.2)	$(156.1)	$(4.3)	$(400.6)	$36.0	$3,031.2	$314.8	$1.9
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$585.3	$220.2	$135.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151.9	135.9	118.8
Deferred debt issuance cost amortization	2.9	2.9	2.8
Amortization of intangibles	21.6	18.4	18.0
Amortization of debt discount	8.2	15.3	15.0
Stock compensation	24.4	13.4	8.0
Equity in net earnings of affiliates, net of cash received	(19.0)	(14.8)	(21.0)
Deferred income tax (benefit) provision	(127.6)	2.9	(21.9)
Other	(1.3)	0.1	1.4
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(0.1)	(21.2)	241.2
Inventories, net	(221.0)	(60.6)	277.1
Other current and noncurrent assets	(11.0)	(92.8)	40.8
Accounts payable	162.3	70.6	(380.3)
Accrued expenses	183.5	114.9	(68.1)
Other current and noncurrent liabilities	(34.2)	33.5	(19.3)
Total adjustments	140.6	218.5	212.5
Net cash provided by operating activities	725.9	438.7	347.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(300.4)	(167.1)	(206.6)
Proceeds from sale of property, plant and equipment	1.5	0.9	2.1
(Purchase) sale of businesses, net of cash acquired	(1,018.0)	(81.5)	0.5
Investments in consolidated affiliates, net of cash acquired	(34.8)	—	—
Investments in unconsolidated affiliates, net	(8.3)	(25.4)	(17.6)
Restricted cash and other	(3.7)	—	37.1
Net cash used in investing activities	(1,363.7)	(273.1)	(184.5)
Cash flows from financing activities:
Repurchase or conversion of convertible senior subordinated notes	(161.0)	(60.8)	—
Proceeds from debt obligations	1,676.9	71.4	282.3
Repayments of debt obligations	(826.4)	(109.2)	(343.2)
Proceeds from issuance of common stock	0.3	0.5	—
Payment of minimum tax withholdings on stock compensation	(2.5)	(11.3)	(5.2)
Payment of debt issuance costs	(14.8)	—	(0.1)
(Distribution to) investments by noncontrolling interest	(1.5)	—	1.3
Net cash provided by (used in) financing activities	671.0	(109.4)	(64.9)
Effects of exchange rate changes on cash and cash equivalents	(28.7)	12.3	46.8
Increase in cash and cash equivalents	4.5	68.5	145.3
Cash and cash equivalents, beginning of year	719.9	651.4	506.1
Cash and cash equivalents, end of year	$724.4	$719.9	$651.4

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment and implements. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 3,100 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Norway, Brazil, Argentina and Australia through its retail finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

Basis of Presentation

The Company’s Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined to be the primary beneficiary. The Company records investments in all other affiliate companies using the equity method of accounting when it has significant influence. Other investments including those representing an ownership of less than 20% are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of Consolidation of Joint Ventures and Other Variable Interest Entities

GIMA is a joint venture between AGCO and Claas Tractor SAS to cooperate in the field of purchasing, design and manufacturing of components for agricultural tractors. Each party has a 50% ownership interest in the joint venture and has an investment of approximately €4.2 million in the joint venture. Both parties purchase all of the production output of the joint venture. The Company does not consolidate the GIMA joint venture into the Company’s results of operations or financial position, as the Company does not have a controlling financial interest in GIMA based on the shared powers of both joint venture partners to direct the activities that most significantly impact GIMA’s financial performance.

Rabobank is a 51% owner in the Company’s retail finance joint ventures, which are located in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Norway, Brazil, Argentina and Australia. The majority of the assets of the Company’s retail finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. The Company does not guarantee the debt obligations of the retail finance joint ventures. The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers (Notes 4 and 13). The Company has determined that the retail finance joint ventures do not meet the consolidation requirements and should be accounted for under the voting interest model. In making this determination, the Company evaluated the sufficiency of the equity at risk for each retail finance joint venture, the ability of the joint venture investors to make decisions about the joint ventures’ activities that have a significant effect on the success of the entities and their economic performance, the obligations to absorb expected losses of the joint ventures, and the rights to receive expected residual returns.

On January 3, 2011, the Company acquired 50% of AGCO-Amity JV, LLC (“AGCO-Amity JV”), thereby creating a joint venture between the Company and Amity Technology LLC. AGCO-Amity JV is located in North Dakota and manufactures air-seeding and tillage equipment. As the Company has a controlling voting interest to direct the activities that most significantly impact the joint venture, the Company has consolidated the joint venture’s operations in the Company’s results of operations and financial position commencing as of and from the date of the formation of the joint venture.

On November 30, 2011, the Company acquired 80% of Shandong Dafeng Machinery Co., Ltd. (“Dafeng”) for approximately 172.0 million yuan, or approximately $27.0 million. Dafeng is located in Yanzhou, China and manufactures a complete range of corn, grain, rice and soybean harvesting machines for Chinese domestic markets. As the Company has a controlling voting interest to direct the activities that most significantly impact Dafeng, the Company has consolidated Dafeng's

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations in the Company’s results of operations and financial position commencing as of and from the date of the acquisition.

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

In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. Interest generally is charged on the outstanding balance six to 12 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger seasonal stock orders generally requiring payment within six months of shipment. Sales of grain storage and protein production systems generally are payable within 30 days of shipment.

In other international markets, equipment sales are generally payable in full within 30 to 180 days of shipment. Payment terms for some highly seasonal products have a specified due date during the year regardless of the shipment date. Sales of replacement parts generally are payable within 30 to 90 days of shipment, with terms for some larger seasonal stock orders generally payable within six months of shipment.

In certain markets, particularly in North America, there is a time lag, which varies based on the timing and level of retail demand, between the date the Company records a sale and when the dealer sells the equipment to a retail customer.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into United States currency in accordance with Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity within the Company’s Consolidated Balance Sheets. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents

Cash at December 31, 2011 and 2010 of $320.4 million and $228.2 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2011 and 2010 of $404.0 million and $491.7 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

Accounts and Notes Receivable

Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company’s terms of sale generally range from one to 12 months and are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions,with respect to most equipment sales, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase a dealer or distributor’s unsold inventory, including inventory for which the receivable has already been paid.

For sales in most markets outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. For the year ended December 31, 2011, 16.9% and 3.2% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.2% of the Company’s net sales during 2011. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. The Company has an agreement to permit transferring, on an ongoing basis, substantially all of its wholesale interest-bearing and non-interest bearing accounts receivable in North America to its U.S. and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. The Company also has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its accounts receivables in Germany, France, Austria, Norway and Sweden to the relevant AGCO Finance entities in those countries. Upon transfer, the receivables maintain standard payment terms. Qualified dealers may obtain additional financing through the Company’s U.S., Canadian and European retail finance joint ventures at the joint ventures’ discretion.

The Company provides various volume bonus and sales incentive programs with respect to its products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs, as well as sales with incentives associated with accounts receivable sold to its U.S. and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Canadian retail finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Sales incentive discounts	$12.4	$11.3
Doubtful accounts	36.9	29.3
	$49.3	$40.6

The Company transfers certain accounts receivable under its accounts receivable sales agreements with its retail finance joint ventures (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”. Cash payments are made to the Company’s U.S. and Canadian retail finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold. The balance of such sales discount reserves that are recorded within “Accrued expenses” as of December 31, 2011 and 2010 were approximately $91.1 million and $87.4 million, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2011 and 2010, the Company had recorded $106.8 million and $86.2 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

Inventories, net at December 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Finished goods	$500.0	$422.6
Repair and replacement parts	450.7	432.4
Work in process	127.6	90.2
Raw materials	481.3	288.3
Inventories, net	$1,559.6	$1,233.5

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment, net at December 31, 2011 and 2010 consisted of the following (in millions):

	2011	2010
Land	$97.2	$63.6
Buildings and improvements	527.9	404.1
Machinery and equipment	1,358.1	1,166.4
Furniture and fixtures	265.7	221.9
Gross property, plant and equipment	2,248.9	1,856.0
Accumulated depreciation and amortization	(1,026.3)	(931.2)
Property, plant and equipment, net	$1,222.6	$924.8

Goodwill and Other Intangible Assets

ASC 350, “Intangibles — Goodwill and Other,” establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual qualitative or quantitative assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the quantitative impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments are not its reporting units.

The second step of the quantitative goodwill impairment test, used to measure the amount of impairment loss, if any, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; that is, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making its annual and interim quantitative assessments. The results of the Company’s analyses conducted as of October 1, 2011, 2010 and 2009 indicated that no reduction in the carrying amount of goodwill was required.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill during the years ended December 31, 2011, 2010 and 2009 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Rest of World	Consolidated
Balance as of December 31, 2008	$3.1	$141.6	$442.3	$—	$587.0
Adjustments related to income taxes	—	—	(9.2)	—	(9.2)
Foreign currency translation	—	45.6	10.6	—	56.2
Balance as of December 31, 2009	3.1	187.2	443.7	—	634.0
Acquisition	—	—	26.8	—	26.8
Adjustments related to income taxes	—	—	(8.6)	—	(8.6)
Foreign currency translation	—	9.5	(29.0)	—	(19.5)
Balance as of December 31, 2010	3.1	196.7	432.9	—	632.7
Acquisitions	412.8	38.3	66.3	88.3	605.7
Adjustments related to income taxes	—	—	(9.1)	—	(9.1)
Foreign currency translation	—	(22.8)	(12.3)	0.3	(34.8)
Balance as of December 31, 2011	$415.9	$212.2	$477.8	$88.6	$1,194.5

During 2011, 2010 and 2009, the Company reduced goodwill for financial reporting purposes by approximately
$9.1 million, $8.6 million and $9.2 million, respectively, related to the realization of tax benefits associated with the excess tax basis deductible goodwill resulting from the Company’s acquisition of Valtra.

The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from five to 45 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Asset	Weighted-Average Useful Life
Customer relationships	13	years
Technology and patents	13	years
Trademarks and tradenames	21	years
Land use rights	45	years

For the years ended December 31, 2011, 2010 and 2009, acquired intangible asset amortization was $21.6 million, $18.4 million and $18.0 million, respectively. The Company estimates amortization of existing intangible assets will be
$48.7 million for 2012, $48.7 million for 2013, $40.2 million for 2014, $40.2 million for 2015, and $39.0 million for 2016.

The Company has previously determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in over 140 countries worldwide, making it one of the most widely sold tractor brands in the world. The Company has also identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. Valtra and Valmet are used interchangeably in the marketplace today, and Valtra is recognized to be the tractor line of the Valmet name. The Valtra brand is currently sold in approximately 50 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business, and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of acquired intangible assets during 2011 and 2010 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2009	$33.4	$103.3	$54.3	$—	$191.0
Acquisition	4.8	21.9	—	—	26.7
Foreign currency translation	0.2	(0.3)	(3.5)	—	(3.6)
Balance as of December 31, 2010	38.4	124.9	50.8	—	214.1
Acquisitions	79.7	396.1	36.5	8.5	520.8
Foreign currency translation	—	(9.6)	(1.6)	0.1	(11.1)
Balance as of December 31, 2011	$118.1	$511.4	$85.7	$8.6	$723.8

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2009	$9.9	$63.1	$46.5	$—	$119.5
Amortization expense	1.1	10.7	6.6	—	18.4
Foreign currency translation	—	(0.1)	(2.7)	—	(2.8)
Balance as of December 31, 2010	11.0	73.7	50.4	—	135.1
Amortization expense	2.1	18.2	1.3	—	21.6
Foreign currency translation	—	(6.6)	(1.4)	—	(8.0)
Balance as of December 31, 2011	$13.1	$85.3	$50.3	$—	$148.7

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2009	$95.3
Foreign currency translation	(2.7)
Balance as of December 31, 2010	92.6
Foreign currency translation	(1.2)
Balance as of December 31, 2011	$91.4

Long-Lived Assets

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued Expenses

Accrued expenses at December 31, 2011 and 2010 consisted of the following (in millions):

	2011	2010
Reserve for volume discounts and sales incentives	$318.9	$252.1
Warranty reserves	212.7	179.0
Accrued employee compensation and benefits	220.1	168.2
Accrued taxes	139.0	115.2
Other	189.9	168.6
	$1,080.6	$883.1

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in millions):

	2011	2010	2009
Balance at beginning of the year	$199.5	$181.6	$183.4
Acquisitions	7.2	—	—
Accruals for warranties issued during the year	195.1	163.7	141.6
Settlements made (in cash or in kind) during the year	(152.6)	(140.1)	(150.9)
Foreign currency translation	(8.7)	(5.7)	7.5
Balance at the end of the year	$240.5	$199.5	$181.6

The Company’s agricultural equipment products are generally under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $27.8 million and $20.5 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

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

Stock Incentive Plans

Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Cost of goods sold	$1.6	$0.7	$0.1
Selling, general and administrative expenses	23.0	12.9	8.2
Total stock compensation expense	$24.6	$13.6	$8.3

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 totaled approximately $66.3 million, $53.4 million and $51.5 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $29.9 million, $26.8 million and $26.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in millions):

	2011	2010	2009
Interest expense	$59.0	$64.0	$65.0
Interest income	(28.8)	(30.7)	(22.9)
	$30.2	$33.3	$42.1

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

Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted income per common share assumes the exercise of outstanding stock options, the vesting of restricted stock and performance share awards, and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provides for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method (Note 7). A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted income per share during the years ended December 31, 2011, 2010 and 2009 is as follows (in millions, except per share data):

	2011	2010	2009
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$583.3	$220.5	$135.7
Weighted average number of common shares outstanding	95.6	92.8	92.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$6.10	$2.38	$1.47
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$583.3	$220.5	$135.7
Weighted average number of common shares outstanding	95.6	92.8	92.2
Dilutive stock options, performance share awards and restricted stock awards	0.6	0.4	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.9	3.2	1.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted income per share	98.1	96.4	94.1
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$5.95	$2.29	$1.44

Stock-settled stock appreciation rights (“SSARs”) to purchase 0.3 million shares for each of the years ended December 31, 2011, 2010 and 2009 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in its Consolidated Statements of Stockholders’ Equity. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2011			2011
	Before-tax Amount (1)	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(76.0)	$14.9	$(61.1)	$—
Unrealized loss on derivatives, net (1)	(7.1)	1.6	(5.4)	—
Unrealized gain on derivatives held by affiliates	2.5	—	2.5	—
Foreign currency translation adjustments	(204.5)	—	(204.5)	(0.1)
Total components of other comprehensive income (loss)	$(285.1)	$16.5	$(268.5)	$(0.1)
____________________________________

(1)	Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	AGCO Corporation and Subsidiaries			Noncontrolling Interest
	2010			2010
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$41.7	$(12.5)	$29.2	$—
Unrealized gain on derivatives, net	3.1	(0.6)	2.5	—
Unrealized gain on derivatives held by affiliates	0.2	—	0.2	—
Foreign currency translation adjustments	23.4	—	23.4	(0.1)
Total components of other comprehensive income (loss)	$68.4	$(13.1)	$55.3	$(0.1)

	AGCO Corporation and Subsidiaries			Noncontrolling Interest
	2009			2009
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(97.6)	$27.4	$(70.2)	$—
Unrealized gain on derivatives, net	52.7	(17.3)	35.4	—
Unrealized gain on derivatives held by affiliates	0.6	—	0.6	—
Foreign currency translation adjustments	282.9	—	282.9	0.2
Total components of other comprehensive income	$238.6	$10.1	$248.7	$0.2

Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amounts of long-term debt under the Company’s 4½% senior term loan and credit facility (Note 7) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2011, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible notes (Note 7), based on their listed market values, were $298.9 million and $252.4 million, respectively, compared to their carrying values of $300.0 million and $183.4 million, respectively. At December 31, 2010, the estimated fair values of the Company’s 6 7/8% senior subordinated notes, 1 3/4% convertible notes and 1 1/4% convertible notes (Note 7), based on their listed market values, were $271.7 million, $325.1 million and $277.1 million, respectively, compared to their carrying values of $267.7 million, $161.0 million and $175.2 million, respectively.

The Company uses foreign currency contracts to hedge the foreign currency exposure of certain receivables and payables. The contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. These contracts are classified as non-designated derivative instruments. The Company also enters into foreign currency contracts designated as cash flow hedges of expected sales. At December 31, 2011 and 2010, the Company had foreign currency contracts outstanding with gross notional amounts of $1,232.7 million and $1,113.4 million, respectively. The Company had unrealized (losses) gains of approximately $(4.9) million and $5.6 million on foreign currency contracts at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, approximately $(1.1) million and $3.4 million, respectively, of unrealized (loss) gains were reflected in the Company’s results of operations, as the gains related to non-designated contracts. The Company’s foreign currency contracts mitigate risk due to exchange rate fluctuations because gains and losses on these contracts generally offset gains and losses on the exposure being hedged. The Company had $5.4 million of unrealized losses and $1.7 million of unrealized gains as of December 31, 2011 and 2010, respectively, related to designated cash flow hedges that were reflected in other comprehensive loss (Note 11).

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

    In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-09 “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires additional disclosures about employers’ participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011 and is to be applied retrospectively. The Company adopted this guidance for the year ended December 31, 2011 (Note 8).

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The adoption of the ASU did not have a material impact on the Company’s results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. Accordingly, this standard increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be presented in either a single continuous statement or in two consecutive statements reporting net income and other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The standard initially required that reclassification adjustments from other comprehensive income be measured and presented by income statement line item on the face of the income statement. In December 2011, however, the FASB issued ASC 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” This standard defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. The deferral will become effective at the same time that ASU 2011-05 is adopted. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. Early adoption was permitted. The Company will adopt these standards in the first quarter of 2012. The Company will present two separate but consecutive statements reporting net income and other comprehensive income for its first quarter ended March 31, 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement concepts and continues the convergence towards a uniform framework for applying fair value measurement principles. This standard requires additional disclosures for fair value measurements, primarily Level 3 measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption was prohibited. The Company does not expect that the adoption of this guidance on January 1, 2012 will have a material impact on its Consolidated Financial Statements or footnote disclosures.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 amends the pro forma disclosure requirements for business combinations and specifies that public companies presenting comparative financial statements should disclose revenue and earnings of the combined entity as though business combinations occurring during the year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the pro forma disclosure requirements to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings. The Company adopted this guidance for the year ended December 31, 2011 (Note 2).

2.    Acquisitions

On November 30, 2011, the Company acquired GSI Holdings Corp. (“GSI”) for $932.2 million, net of approximately $27.9 million cash acquired. GSI, headquartered in Assumption, Illinois, is a leading manufacturer of grain storage and protein production systems. GSI sells its products globally through independent dealers. The acquisition of GSI provides the Company with strong positions in grain storage and protein production and the opportunity to benefit from increases in global grain production and protein demand. The acquisition was financed by the issuance of $300.0 million of 5 7/8% senior notes and the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company's new credit facility (Note 7). The Company paid $929.7 million of the purchase price during December 2011. As a result of the acquisition, the Company recorded a tax benefit of approximately $149.3 million within “Income tax (benefit) provision” in the Company's Consolidated Statement of Operations for the year ended December 31, 2011, resulting from a reversal of a portion of its previously established deferred tax valuation allowance. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI relating to acquired amortizable intangible assets (Note 6). The preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date are presented in the following table (in millions):

Current assets:
Cash and cash equivalents	$27.9
Accounts receivable	63.1
Inventories	71.7
Deferred tax and other current assets	53.3
Total current assets acquired	216.0
Property, plant and equipment	72.0
Intangible assets	438.5
Goodwill	533.9
Other noncurrent assets	2.8
Total assets acquired	1,263.2
Current liabilities:
Accounts payable and accrued expenses	107.9
Other current liabilities	25.7
Total current liabilities assumed	133.6
Deferred tax liabilities	164.1
Long-term debt and other noncurrent liabilities	5.4
Total liabilities assumed	303.1
Net assets acquired	$960.1

On November 30, 2011, the Company acquired 80% of Dafeng for approximately 172.0 million yuan (or approximately $27.0 million). The Company acquired approximately $17.1 million of cash and assumed approximately $41.1 million of current indebtedness associated with the transaction. Dafeng is located in Yanzhou, China and manufactures a complete range of corn, grain, rice and soybean harvesting machines for Chinese domestic markets. The acquisition was funded with available cash on hand. The fair value of the noncontrolling interest in Dafeng of $4.6 million was recorded within “Noncontrolling interests” in the Company’s Consolidated Balance Sheet as of December 31, 2011.

On March 3, 2011, the Company acquired the remaining 50% interest of Laverda SpA (“Laverda”) for approximately €63.8 million, net of approximately €1.2 million cash acquired (or approximately $88.3 million, net). Laverda, previously an operating joint venture between AGCO and the Italian ARGO group, is located in Breganze, Italy and manufactures harvesting equipment. In addition to producing Laverda-branded combines, the Breganze factory manufactures mid-range combine harvesters for the Company’s Massey Ferguson, Fendt and Challenger brands for distribution in Europe, Africa and the Middle East. The Company’s 100% ownership of Laverda includes ownership in Fella-Werke GMBH, a German manufacturer of grass and hay machinery. The acquisition was funded with available cash on hand. In addition, as a result of the acquisition, the Company recorded a gain of approximately $0.7 million on the remeasurement of the previously held equity interest within the Company’s Consolidated Statement of Operations for the year ended December 31, 2011. The fair value of the 50% previously held equity interest as of the acquisition date was approximately €53.6 million (or approximately $74.2 million). The fair value assessment was determined based on various valuation techniques including market multiples and discounted cash flow projections.

On January 3, 2011, the Company acquired 50% of AGCO-Amity JV for approximately $25.0 million, net of approximately $5.0 million cash acquired, thereby creating a joint venture between the Company and Amity Technology LLC. The joint venture had approximately $6.2 million of indebtedness as of the date of acquisition. AGCO-Amity JV is located in North Dakota and manufactures air-seeding and tillage equipment. The investment was funded with available cash on hand. As

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company has a controlling voting interest to direct the activities that most significantly impact the joint venture, the Company has consolidated the joint venture’s operations in the Company’s Consolidated Financial Statements commencing as of and from the date of the formation of the joint venture. The goodwill and other identifiable intangible assets recorded represent 100% of the value of these assets within the joint venture’s financial position. The fair value of the noncontrolling interest in AGCO-Amity JV of $30.0 million was recorded within “Noncontrolling Interests” in the Company’s Consolidated Balance Sheet as of December 31, 2011.

The results of operations for the GSI, Dafeng, Laverda and AGCO-Amity JV acquisitions have been included in the Company’s Consolidated Financial Statements as of and from the dates of the respective acquisitions. The Company allocated the purchase price of each acquisition to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the respective acquisition dates. In general, the acquired assets of the Dafeng, Laverda and AGCO-Amity JV acquisitions consisted primarily of accounts receivable, property, plant and equipment, inventories and other identifiable intangible assets. The liabilities assumed generally consisted of accounts payable and current indebtedness.
The acquired other identifiable intangible assets associated with the GSI, Dafeng, Laverda and AGCO-Amity JV acquisitions are summarized collectively in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Distribution network	$394.0	14	years
Tradenames and trademarks	80.0	17	years
Technology	36.5	13	years
Land use rights	8.5	45	years
	$519.0

The Company recorded approximately $606.6 million of goodwill associated with the acquisitions of GSI, Dafeng, Laverda and AGCO-Amity JV. This goodwill generally results from the value of the cash flows expected to be generated in the future compared to the asset intensity of each business. None of the goodwill recognized is expected to be deductible for income tax purposes. The goodwill recorded is reported as follows in the Company’s geographical reportable segments:

Geographical Reportable Segment
North America	$412.8
South America	38.3
Europe/Africa/Middle East	67.2
Rest of World	88.3
$606.6

On December 15, 2010, the Company acquired Sparex for approximately £51.6 million, net of approximately £2.7 million cash acquired (or approximately $81.5 million, net). Sparex, headquartered in Exeter, United Kingdom, is a global distributor of accessories and tractor replacement parts serving the agricultural aftermarket, with operations in 17 countries. The acquisition was financed with available cash on hand. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired net assets consisted primarily of accounts receivable, property, plant and equipment, inventories, tradenames, trademarks and other identifiable intangible assets. The Company recorded approximately $28.6 million of tradename, trademark and customer relationship intangible assets and
$25.9 million of goodwill associated with the acquisition of Sparex. The goodwill recorded was reported within the Company’s Europe/Africa/Middle East geographical reportable segment.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquired other identifiable intangible assets of Sparex are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$23.8	12	years
Tradenames and trademarks	4.8	30	years
	$28.6

The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2011 and 2010, respectively, as if the GSI, Dafeng, Laverda AGCO-Amity JV and Sparex acquisitions had occurred as of
January 1, 2010. The unaudited pro forma information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies. The unaudited pro forma financial information has been adjusted to give effect to adjustments that are directly related to the business combination, factually supportable, and expected to have a continuing impact. The adjustments include the application of the Company’s accounting policies, depreciation and amortization related to fair value adjustments to property, plant and equipment, intangible assets and inventory, tax-related adjustments and the impact of the Company’s issuance of $300.0 million of 5 7/8% senior notes and new credit facility, which were used to finance the acquisition of GSI. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transactions occurred on the date indicated or what the results of operations may be in any future period (in millions, except per share data):

	Year Ended December 31,
	2011	2010
Net sales	$9,512.7	$7,939.9
Net income attributable to AGCO Corporation and subsidiaries	626.6	210.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$6.55	$2.27
Diluted	$6.39	$2.18

The Company recorded approximately $249.4 million of net sales and approximately $2.5 million of net income for GSI, Dafeng, Laverda and AGCO-Amity JV since their respective acquisition dates in its Consolidated Statement of Operations for the year ended December 31, 2011.

3.    Restructuring and Other Infrequent (Income) Expenses

The Company recorded restructuring and other infrequent (income) expense of $(0.7) million, $4.4 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The income in 2011 primarily related to the Company's reversal of previously accrued legally required severance payments associated with the rationalization of its French operations. The charges in 2010 primarily related to severance and other related costs associated with the Company’s rationalization of its operations in Denmark, Spain, Finland and France. The charges in 2009 primarily related to severance and other related costs associated with the Company’s rationalization of its operations in France, the United Kingdom, Finland, Germany, the United States and Denmark.

European and North American Manufacturing and Administrative Headcount Reductions

During 2009 and 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities, including those located in France, Finland, Germany and the United States, as well as at various administrative offices located in the United Kingdom, Spain and the United States. During 2009 and 2010, the Company recorded severance and other related costs of approximately $12.9 million and $2.2 million, respectively, associated with such actions. As of December 31, 2010, approximately $1.5 million of severance and other related costs were accrued associated with such actions, and 611 of 653 employees expected to be terminated had been terminated. During 2011, the Company recorded a reversal of approximately $0.9 million of previously accrued, legally required severance payments

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with the rationalization of its French operations. Due to the improvement in European market conditions in 2011, certain employees previously identified to be terminated in France were not terminated as planned. The Company also recorded approximately $0.2 million of additional severance and other related costs during 2011 associated with the French rationalization. The net restructuring and other infrequent income was recorded within the Company’s Europe/Africa/Middle East geographical segment. During 2011, the Company paid approximately $0.6 million of severance and other related costs. A majority of the remaining $0.3 million of severance and other related costs accrued as of December 31, 2011 are expected to be paid and the remaining two of the original 653 employees identified for termination are expected to be terminated during the first quarter of 2012.

Randers, Denmark closure
In November 2009, the Company announced the closure of its assembly operations located in Randers, Denmark. The Company ceased operations in July 2010 and completed the transfer of the assembly operations to its harvesting equipment manufacturing operations, Laverda, located in Breganze, Italy, in August 2010. The Company recorded approximately $0.4 million and $2.2 million of expenses during 2009 and 2010, respectively, associated with the facility closure, primarily related to employee retention payments, which were accrued over the term of the retention period. During 2010 and 2011, the Company paid approximately $1.9 million and $0.8 million, respectively, of severance, retention and other related costs associated with the closure and as of December 31, 2011, all 79 employees had been terminated.

4.    Accounts Receivable Sales Agreements and Securitization Facilities

At December 31, 2011 and 2010, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of substantially all of its wholesale interest-bearing and non-interest bearing receivables in North America to its U.S. and Canadian retail finance joint ventures. As of December 31, 2011 and 2010, the cash received from receivables sold under the U.S. and Canadian accounts receivable sales agreements was approximately $517.5 million and $531.2 million, respectively.

At December 31, 2011 and 2010, the Company also had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in Germany, France, Austria, Norway and Sweden to the relevant retail finance joint ventures in those countries. As of December 31, 2011 and 2010, cash received from receivables sold under these accounts receivable sales agreements in Europe was approximately $310.0 million and $169.2 million, respectively.
Under the terms of the accounts receivable agreements in North America and Europe, the Company pays an annual servicing fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the sales agreements. These fees were reflected within losses on the sales of receivables included within “Other expense, net” in the Company's Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.
The Company’s former European accounts receivable securitization facilities expired in October 2011. Wholesale accounts receivable were sold on a revolving basis to commercial paper conduits under the European facility through a wholly-owned qualified special purpose entity in the United Kingdom. Losses on sales of receivables under the European securitization facilities were reflected within “Interest expense, net” in the Company’s Consolidated Statements of Operations during 2011, 2010 and 2009.
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” and “Interest expense, net” in the Company’s Consolidated Statements of Operations, were approximately $22.0 million and $16.1 million during 2011 and 2010, respectively. Losses on sales of receivables primarily from the Company’s former European, U.S. and Canadian securitization facilities was approximately $15.6 million in 2009 and was reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2011 and 2010, these retail finance joint ventures had approximately $62.0 million and $50.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.    Investments in Affiliates

Investments in affiliates as of December 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Retail finance joint ventures	$322.2	$305.7
Manufacturing joint ventures	14.3	82.5
Other joint ventures	9.8	9.8
	$346.3	$398.0

The Company’s manufacturing joint ventures as of December 31, 2011 consisted of GIMA and a joint venture with a third-party manufacturer to produce engines in South America. The manufacturing joint ventures as of December 31, 2010 also included Laverda, which was previously an operating joint venture between the Company and the Italian ARGO group. On March 3, 2011, the Company acquired the remaining 50% interest in Laverda (Note 2). The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

The Company’s equity in net earnings of affiliates for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	2011	2010	2009
Retail finance joint ventures	$43.6	$43.4	$36.4
Manufacturing and other joint ventures	5.3	6.3	2.3
	$48.9	$49.7	$38.7

Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	As of December 31,
	2011	2010
Total assets	$7,738.4	$7,092.8
Total liabilities	7,080.8	6,469.0
Partners’ equity	657.6	623.8

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$364.2	$352.9	$335.8
Costs	220.5	212.2	229.0
Income before income taxes	$143.7	$140.7	$106.8

The majority of the assets of the Company’s retail finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies (Note 13).

At December 31, 2011 and 2010, the Company's receivables from affiliates were approximately $122.9 million and $106.3 million, respectively. The receivables from affiliates are reflected within Accounts and notes receivable, net within the Company's Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $208.2 million and $184.9 million as of December 31, 2011 and 2010, respectively.

6.    Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
United States	$1.6	$(53.5)	$(29.7)
Foreign	559.4	328.4	184.1
Income before income taxes and equity in net earnings of affiliates	$561.0	$274.9	$154.4

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in millions):

	2011	2010	2009
Current:
United States:
Federal	$(6.1)	$(7.1)	$(4.0)
State	—	—	0.2
Foreign	158.3	108.6	83.4
	152.2	101.5	79.6
Deferred:
United States:
Federal	(148.9)	0.1	(0.4)
State	—	—	—
Foreign	21.3	2.8	(21.5)
	(127.6)	2.9	(21.9)
	$24.6	$104.4	$57.7

At December 31, 2011, the Company’s foreign subsidiaries had approximately $2.7 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010	2009
Provision for income taxes at United States federal statutory rate of 35%	$196.3	$96.2	$53.9
State and local income taxes, net of federal income tax benefit	1.4	(0.9)	0.7
Taxes on foreign income which differ from the United States statutory rate	(31.8)	(4.0)	16.4
Tax effect of permanent differences	(13.5)	(10.2)	20.7
Change in valuation allowance	(150.7)	0.7	(38.8)
Change in tax contingency reserves	23.1	21.7	3.3
Other	(0.2)	0.9	1.5
	$24.6	$104.4	$57.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The “change in valuation allowance” for the year ended December 31, 2011 includes a reversal of approximately $149.3 million of valuation allowance previously established against the Company’s deferred tax assets in the United States. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI primarily related to acquired amortizable intangible assets, as well as other valuation adjustments and carry-over tax attributes. The “change in valuation allowance” for the year ended December 31, 2009 includes a $39.5 million favorable adjustment, which was fully offset by a write-off of certain foreign tax assets reflected in “tax effects of permanent differences.” Due to the fact that these tax assets had not been expected to be utilized in future years, the Company had previously maintained a valuation allowance against the tax assets. Accordingly, this write-off resulted in no impact to the Company’s income tax provision for the year ended December 31, 2009.

The significant components of the deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows (in millions):

	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$181.6	$210.7
Sales incentive discounts	44.7	41.1
Inventory valuation reserves	24.5	18.4
Pensions and postretirement health care benefits	93.7	74.5
Warranty and other reserves	127.5	88.1
Other	26.2	33.6
Total gross deferred tax assets	498.2	466.4
Valuation allowance	(145.8)	(262.5)
Total net deferred tax assets	352.4	203.9
Deferred Tax Liabilities:
Tax over book depreciation and amortization	338.1	178.3
Other	27.7	32.0
Total deferred tax liabilities	365.8	210.3
Net deferred tax assets (liabilities)	$(13.4)	$(6.4)
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$142.7	$52.6
Deferred tax assets — noncurrent	37.6	58.0
Other current liabilities	(1.4)	(13.1)
Other noncurrent liabilities	(192.3)	(103.9)
	$(13.4)	$(6.4)

The Company recorded a net deferred tax liability of $13.4 million and $6.4 million as of December 31, 2011 and 2010, respectively. As reflected in the preceding table, the Company established a valuation allowance of $145.8 million and $262.5 million as of December 31, 2011 and 2010, respectively.

The change in the valuation allowance for the years ended December 31, 2011, 2010 and 2009 was a decrease of $116.7 million, an increase of $0.8 million, and a decrease of $32.7 million, respectively. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the valuation allowance at December 31, 2011 and 2010 was appropriate. In making this assessment, all available evidence was considered, including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $685.5 million as of December 31, 2011, with expiration dates as follows: 2012 — $1.1 million; 2013 — $0.4 million; 2015 — $69.0 million; 2016 — $132.8 million; and thereafter or unlimited — $482.2 million. These net operating loss carryforwards included United States net loss carryforwards of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$335.4 million and foreign net operating loss carryforwards of $350.1 million. The Company paid income taxes of $116.4 million, $88.3 million and $67.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 and 2010, the Company had $71.1 million and $48.2 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2011 and 2010, the Company had approximately $23.0 million and $14.2 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2011 and 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $7.6 million and $5.2 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the year ended December 31, 2011 and 2010 are as follows (in millions):

	2011	2010
Gross unrecognized income tax benefits	$48.2	$21.8
Additions for tax positions of the current year	18.9	17.3
Additions for tax positions of prior years	9.7	10.3
Reductions for tax positions of prior years for:
Changes in judgments	(1.5)	—
Settlements during the period	—	—
Lapses of applicable statute of limitations	(2.5)	(0.8)
Foreign currency translation	(1.7)	(0.4)
Gross unrecognized income tax benefits	$71.1	$48.2

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2011, a number of income tax examinations in other foreign jurisdictions were currently ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable at this time to provide a reasonable estimate of such change that may occur within the next 12 months. Although there are ongoing examinations in various jurisdictions, the 2008 through 2011 tax years generally remain subject to examination in the United States by federal and state authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2006 through 2011 tax years generally remain subject to examination by their respective tax authorities.

During 2010, changes in U.K. tax legislation affected the taxation of certain distributable profits of subsidiary companies that have not yet been repatriated to the United Kingdom. As a result of these legislative changes, approximately $5.0 million of other tax contingency reserves were reclassified to the gross unrecognized income tax benefits reserves. The net impact of changes in the gross unrecognized tax benefits reserves to the income statement for 2010 was an increase of $21.7 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Indebtedness

Indebtedness consisted of the following at December 31, 2011 and 2010 (in millions):

	December 31, 2011	December 31, 2010
6 7/8% Senior subordinated notes due 2014	$—	$267.7
5 7/8% Senior notes due 2021	300.0	—
4½% Senior term loan due 2016	259.4	—
Credit facility	665.0	—
1 3/4% Convertible senior subordinated notes due 2033	—	161.0
1 1/4% Convertible senior subordinated notes due 2036	183.4	175.2
Securitization facilities	—	113.9
Other long-term debt	62.0	0.2
	1,469.8	718.0
Less: Current portion of long-term debt	(60.1)	(0.1)
1 3/4% Convertible senior subordinated notes due 2033	—	(161.0)
Securitization facilities	—	(113.9)
Total indebtedness, less current portion	$1,409.7	$443.0

At December 31, 2011, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2013	$21.9
2014	22.1
2015	41.3
2016	825.7
2017	—
Thereafter	498.7
$1,409.7

Convertible senior subordinated notes

The following table sets forth as of December 31, 2011 and 2010 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s former 1 3/4% convertible senior subordinated notes and its 1 1/4% convertible senior subordinated notes (in millions):

	December 31,
	2011	2010
1¾% Convertible senior subordinated notes due 2033:
Carrying amount of the equity component	$—	$16.1

Principal amount of the liability component	$—	$161.0
Less: unamortized discount	—	—
Net carrying amount	$—	$161.0
1¼% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(17.9)	(26.1)
Net carrying amount	$183.4	$175.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the interest expense recognized for the years ended December 31, 2011, 2010 and 2009 relating to both the contractual interest coupon and the amortization of the discount on the liability component for the former 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes (in millions):

	Years Ended December 31,
	2011	2010	2009
1¾% Convertible senior subordinated notes:
Interest expense	$0.9	$10.8	$11.3
1¼% Convertible senior subordinated notes:
Interest expense	$10.7	$10.2	$9.8

The effective interest rate on the liability component for the former 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes for each of the years ended December 31, 2011, 2010 and 2009 was 6.1% for both notes. The unamortized discount for the former 1 3/4% convertible senior subordinated notes was amortized through December 2010 and the unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013 as these were or are the earliest dates that the notes’ holders could or can require the Company to repurchase the notes.

Cash payments for interest were approximately $47.1 million, $47.0 million and $51.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.0083 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2012, with the number of make whole shares generally declining over time. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of the notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 15, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of the Company’s common stock. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of the Company’s common stock. Holders

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

may also require the Company to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of the Company’s subsidiaries.

The Company’s former 1 3/4% convertible senior subordinated notes due December 31, 2033, issued in June 2005, provided for the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock. The notes were unsecured obligations and were convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest was payable semi-annually in arrears on June 30 and December 31 of each year. The notes were convertible into shares of the Company’s common stock at an effective price of $22.36 per share, subject to adjustment. This reflected an initial conversion rate for the notes of 44.7193 shares of common stock per $1,000 principal amount of notes. The notes contained certain anti-dilution provisions designed to protect the holders’ interests. Holders were able to convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes had been called for redemption; or (4) upon the occurrence of certain corporate transactions.

As of December 31, 2010, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1¾% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2010, and, therefore, the Company classified the notes as a current liability. Future classification of the 1¼% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters.
During 2011, holders of the Company’s 1¾% convertible senior subordinated notes converted approximately $161.0 million of principal amount of the notes. The Company issued 3,926,574 shares associated with the $195.9 million excess conversion value of the notes. The Company reflected the repayment of the principal of the notes totaling $161.0 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2011. During 2010, the Company repurchased approximately $37.5 million of principal amount of its 1¾% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes and resulted in a loss on extinguishment of approximately $0.2 million reflected in “Interest expense, net.” The Company reflected both the repurchase of the principal and the excess conversion value of the notes totaling $58.1 million within “Repurchase or conversion of convertible senior subordinated notes” in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2010. In addition, during 2010, holders of the Company’s 1 3/4% convertible senior subordinated notes converted $2.7 million of principal amount of the notes. The Company issued 60,986 shares associated with the $2.7 million excess conversion value of the notes. The loss on extinguishment associated with the conversions of the notes was less than $0.1 million and was reflected in “Interest expense, net.” The Company reflected the repayment of the principal of the notes totaling $2.7 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2010.

5 7/8%  Senior notes

On December 5, 2011, the Company completed its offering of $300.0 million of 5 7/8% senior notes due 2021 and received proceeds of approximately $296.6 million, after offering related fees and expenses. The Company used the net proceeds to fund a portion of the acquisition of GSI. The notes constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of: (i) 100%of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4 1/2% Senior term loan

The Company’s former €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, issued in April 2004, were redeemed at a price of 101.146% of their principal amount on May 2, 2011. The Company recorded a loss of approximately $3.1 million associated with the premium paid to the holders of the Company's former 6 7/8% senior subordinated notes and a write-off of approximately $1.2 million of unamortized deferred debt issuance costs associated with the redemption within “Interest expense, net” in the Company’s Consolidated Statements of Operations. The Company funded the redemption of the notes with a new €200.0 million term loan with Rabobank. The new term loan is due May 2, 2016. The Company has the ability to prepay the term loan before the maturity date. Interest is payable on the notes at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Credit facility

On December 1, 2011, the Company entered into a new credit facility agreement providing for a $1.0 billion revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $400.0 million term loan facility. The Company used the credit facility together with the $300.0 million 5 7/8% senior notes previously discussed, to fund the acquisition of GSI. The new credit facility replaced the Company’s former $300.0 million revolving credit facility, as discussed below. The maturity date of the new credit facility is December 1, 2016. The Company is required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2011, the Company had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

The Company recorded $14.8 million of deferred costs associated with the issuance of its $300.0 million
5 7/8% senior notes and the establishment of its new credit facility within “Other assets” in the Company’s Consolidated Balance Sheet.

Former multi-currency revolving credit facility

The Company’s former credit facility provided for a $300.0 million unsecured multi-currency revolving credit facility. Interest accrued on amounts outstanding under the facility, at the Company’s option, at either (1) LIBOR plus a margin ranging between 1.00% and 1.75% based upon the Company’s total debt ratio or (2) the higher of the administrative agent’s base lending rate or one-half of one percent over the federal funds rate plus a margin ranging between 0.0% and 0.5% based upon the Company’s total debt ratio. The facility contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and was subject to acceleration in the event of a default, as defined in the facility. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio, as defined in the former credit facility. As of December 31, 2010, the Company had no outstanding borrowings under the former credit facility and the availability to borrow was $290.2 million.

Standby letters of credit and similar instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2011 and 2010, outstanding letters of credit totaled $15.6 million and $9.8 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees principally in the United States and Brazil.

During 2010, the Company determined that its GIMA joint venture should no longer be consolidated into the Company’s results of operations or financial position as the Company does not have a controlling financial interest in GIMA. The amounts disclosed below for the year ended December 31, 2009 have been retroactively restated to reflect the deconsolidation of GIMA.

Net annual pension costs for the years ended December 31, 2011, 2010 and 2009 are set forth below (in millions):

Pension benefits	2011	2010	2009
Service cost	$14.4	$15.2	$8.8
Interest cost	40.1	38.4	36.7
Expected return on plan assets	(37.1)	(32.8)	(29.5)
Amortization of net actuarial loss	6.4	8.6	6.5
Amortization of prior service (credit) cost	(0.2)	2.2	(0.2)
Settlement loss	0.1	—	0.1
Special termination benefits and other	0.2	0.1	—
Net annual pension cost	$23.9	$31.7	$22.4

The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
All plans:
Weighted average discount rate	5.6%	5.7%	6.6%
Weighted average expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Rate of increase in future compensation	2.5-4.5%	2.5-4.5%	3.0-4.0%
U.S.-based plans:
Weighted average discount rate	5.4%	5.5%	6.25%
Weighted average expected long-term rate of return on plan assets	8.0%	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A	N/A

Net annual postretirement benefit costs for the years ended December 31, 2011, 2010 and 2009 are set forth below (in millions, except percentages):

Postretirement benefits	2011	2010	2009
Service cost	$0.1	$0.1	$0.1
Interest cost	1.6	1.5	1.7
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Amortization of unrecognized net loss	0.3	0.2	0.3
Net annual postretirement benefit cost	$1.7	$1.5	$1.8
Weighted average discount rate	5.6%	5.65%	6.33%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2011 and 2010 (in millions):

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2011	2010	2011	2010
Benefit obligation at beginning of year	$713.4	$728.2	$28.8	$28.1
Service cost	14.4	15.2	0.1	0.1
Interest cost	40.1	38.4	1.6	1.5
Plan participants’ contributions	1.8	1.6	—	—
Actuarial loss (gain)	41.6	(3.4)	3.0	0.9
Acquisitions	8.9	—	—	—
Amendments	0.7	3.3	—	—
Settlements	(0.6)	—	—	—
Curtailments	—	(0.5)	—	—
Benefits paid	(46.7)	(44.7)	(1.6)	(1.9)
Special termination benefits and other	0.2	0.3	0.1	—
Foreign currency exchange rate changes	(7.9)	(25.0)	(0.2)	0.1
Benefit obligation at end of year	$765.9	$713.4	$31.8	$28.8

			Postretirement Benefits
	Pension Benefits
Change in plan assets	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$529.1	$489.2	$—	$—
Actual return on plan assets	7.7	66.7	—	—
Employer contributions	32.4	31.2	1.5	1.8
Plan participants’ contributions	1.8	1.6	—	—
Benefits paid	(46.7)	(44.7)	(1.6)	(1.9)
Settlements	(0.6)	—	—	—
Other	—	0.1	0.1	0.1
Foreign currency exchange rate changes	(2.9)	(15.0)	—	—
Fair value of plan assets at end of year	$520.8	$529.1	$—	$—
Funded status	$(245.1)	$(184.3)	$(31.8)	$(28.8)
Unrecognized net actuarial loss	299.3	234.9	9.4	6.7
Unrecognized prior service (credit) cost	(0.3)	(1.2)	0.1	(0.2)
Accumulated other comprehensive loss	(299.0)	(233.7)	(9.5)	(6.5)
Net amount recognized	$(245.1)	$(184.3)	$(31.8)	$(28.8)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$0.2	$0.5	$—	$—
Other current liabilities	(6.6)	(5.0)	(1.9)	(1.7)
Pensions and postretirement health care benefits (noncurrent)	(238.7)	(179.8)	(29.9)	(27.1)
Net amount recognized	$(245.1)	$(184.3)	$(31.8)	$(28.8)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued pension costs of approximately $4.1 million and $3.2 million have been classified as current liabilities within “Accrued expenses” in the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively, related to the Company’s phased retirement plan obligations in Germany.

As of December 31, 2011, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $299.3 million and a net prior service credit of approximately $0.3 million related to the Company’s defined benefit pension plans. The estimated net actuarial loss and net prior service credit for defined benefit pension plans expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2012 are approximately $9.4 million and $0.1 million, respectively.

As of December 31, 2011, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $9.4 million and a net prior service cost of approximately $0.1 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial loss and net prior service credit for postretirement health care benefit plans expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2012 are approximately $0.4 million and $0.2 million, respectively.

The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2011 and 2010 are as follows:

	2011	2010
All plans:
Weighted average discount rate	5.1%	5.6%
Rate of increase in future compensation	2.5-4.5%	2.5-4.5%
U.S.-based plans:
Weighted average discount rate	4.6%	5.4%
Rate of increase in future compensation	N/A	N/A

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2011 and 2010 was 4.8% and 5.6%, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were $790.8 million , $714.9 million and $514.1 million, respectively, as of December 31, 2011 and $735.4 million, $669.5 million and $521.9 million, respectively, as of December 31, 2010. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s U.S-based qualified pension plans with accumulated benefit obligations in excess of plan assets were $49.7 million, $49.7 million and $33.5 million, respectively, as of December 31, 2011, and $47.5 million, $47.5 million and $35.9 million, respectively, as of December 31, 2010. The Company’s accumulated comprehensive loss as of December 31, 2011 reflects a reduction of equity of $308.5 million, net of taxes of $82.3 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2011 reflects a reduction of equity of approximately $0.8 million, net of taxes of $0.2 million, related to the Company’s GIMA joint venture. The amount represents 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. The Company’s accumulated comprehensive loss as of December 31, 2010 reflected a reduction of equity of $240.2 million, net of taxes of $67.3 million, primarily related to the Company’s U.K. pension plan where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2010 reflected a reduction of equity of approximately $0.9 million, net of taxes of $0.3 million, related to the Company’s GIMA and Fella joint ventures. The amount represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan and 50% of Fella’s unrecognized net actuarial losses associated with its pension plan. In March 2011, the Company acquired the remaining 50% of Laverda and Fella, which were previously operating joint ventures (Note 2). Therefore, 100% of Fella’s unrecognized net actuarial losses associated with its pension plan have been included in the Company’s accumulated comprehensive loss as of December 31, 2011.

For the years ended December 31, 2011 and 2010, the Company used a discount rate setting methodology in the countries where its largest benefit obligations exist to take advantage of a more globally consistent methodology. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high quality

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the yield curve is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s largest U.S. pension plan’s projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments.

For the year ended December 31, 2009, the Company based the discount rate used to determine the projected benefit obligation for its U.S. pension plans, postretirement health care benefit plans and its Executive Nonqualified Pension Plan (“ENPP”) by matching the projected cash flows of its largest pension plan to the Citigroup Pension Discount Curve. For the U.K. plan, the Company derived the discount rate based on a yield curve developed from the constituents of the Merrill Lynch AA- rated corporate bond index. The discount rate for the U.K. plan for the year ended December 31, 2009 was a single weighted-average rate based on the approximate future cash flows of the plan. For countries within the Euro Zone, the Company derived an AA-rated corporate bond yield curve by selecting bonds included in the iBoxx corporate indices and creating a discount rate curve based on a series of model cash flows. Discount rates for each plan were then determined based on each plan’s liability duration. The indices used in the United States, the United Kingdom and other countries were chosen to match the expected plan obligations and related expected cash flows at that time.

Investment strategy and concentration of risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2011 and 2010 are as follows:

Asset Category	2011	2010
Large and small cap domestic equity securities	37%	28%
International equity securities	13%	14%
Domestic fixed income securities	21%	22%
Other investments	29%	36%
Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2011 and 2010 are as follows:

Asset Category	2011	2010
Equity securities	40%	41%
Fixed income securities	36%	34%
Other investments	24%	25%
Total	100%	100%

ASC 820, “Fair Value Measurements” (“ASC 820”), establishes a framework for measuring fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the following valuation methodologies to measure the fair value of the plan assets:

Equity Securities: Equity securities are valued on the basis of the closing price per unit on each business day as reported on the applicable exchange.

Fixed Income: Fixed income securities are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the NAV of the fund, which is based on the fair value of the underlying securities.

Cash: These investments primarily consist of short term investment funds which are valued using the net asset value.

Alternative Investments and Pooled Funds: These investments are reported at fair value as determined by the general partner of the alternative investment or pooled fund. The “market approach” valuation technique is used to value investments in these funds. The funds are typically open-end funds as they generally offer subscription and redemption options to investors. The frequency of such subscriptions or redemptions is dictated by each fund's governing documents. The amount of liquidity provided to investors in a particular fund is generally consistent with the liquidity and risk associated with the underlying portfolio (i.e., the more liquid the investments in the portfolio, the greater the liquidity provided to investors). Liquidity of individual funds varies based on various factors and may include “gates,” “holdbacks” and “side pockets” imposed by the manager of the fund, as well as redemption fees that may also apply. Investments in these funds are typically valued utilizing the net asset valuations provided by their underlying investment managers, general partners or their administrators. The funds consider subscription and redemption rights, including any restrictions on the disposition of the interest, in its determination of the fair value.

Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s pension assets as of December 31, 2011 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$128.1	$128.1	$—	$—
Non-U.S. equities	4.5	4.5	—	—
U.K. equities	57.5	57.5	—	—
U.S. large cap equities	5.1	5.1	—	—
U.S. small cap equities	4.1	4.1	—	—
Total equity securities	199.3	199.3	—	—
Fixed income:
Aggregate fixed income	9.5	9.5	—	—
International fixed income	166.1	166.1	—	—
Total fixed income share(1)	175.6	175.6	—	—
Cash and equivalents:
Cash	5.0	—	5.0	—
Total cash and equivalents	5.0	—	5.0	—
Alternative investments(2)	119.8	—	—	119.8
Miscellaneous funds(3)	21.1	—	—	21.1
Total assets	$520.8	$374.9	$5.0	$140.9
______________________________________

(1)	75% of "fixed income" securities are in investment-grade corporate bonds; 21% are in government treasuries; and 4% are in other various fixed income securities.

(2)
23% of "alternative investments" are in multi-strategy funds; 17% are in long-short equity funds; 15% are in event-driven funds; 15% are in relative value funds; 13% are in credit funds; and 17% are distributed in hedged and non-hedged funds.

(3)	“Miscellaneous funds” is comprised of pooled funds in Australia and insurance contracts in Finland, Norway and Switzerland.

The following is a reconciliation of Level 3 assets as of December 31, 2011 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2010	$145.1	$126.2	$18.9
Actual return on plan assets:
(a) Relating to assets still held at reporting date	(2.4)	(4.0)	1.6
(b) Relating to assets sold during period	(0.3)	(0.3)	—
Purchases, sales and /or settlements	15.2	13.9	1.3
Transfers in and /or out of Level 3	(15.6)	(15.6)	—
Foreign currency exchange rate changes	(1.1)	(0.4)	(0.7)
Ending balance as of December 31, 2011	$140.9	$119.8	$21.1

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of the Company’s pension assets as of December 31, 2010 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$140.5	$140.5	$—	$—
Non-U.S. equities	5.3	5.3	—	—
U.K. equities	53.8	53.8	—	—
U.S. large cap equities	5.3	5.3	—	—
U.S. small cap equities	3.7	3.7	—	—
Total equity securities	208.6	208.6	—	—
Fixed income:
Aggregate fixed income	7.5	7.5	—	—
International fixed income	157.0	157.0	—	—
Total fixed income share(1)	164.5	164.5	—	—
Cash and equivalents:
Cash	10.9	—	10.9	—
Total cash and equivalents	10.9	—	10.9	—
Alternative investments(2)	126.2	—	—	126.2
Miscellaneous funds(3)	18.9	—	—	18.9
Total assets	$529.1	$373.1	$10.9	$145.1
_______________________________________

(1)	42% of “fixed income” securities are in government treasuries; 23% are in investment-grade corporate bonds; 10% are in foreign bonds; and 25% are in other various fixed income securities.

(2)
29% of “alternative investments” are in long-short equity funds; 14% are in multi-strategy funds; 14% are in event-driven funds; 12% are in relative value funds; 8% are in credit funds; and 23% are distributed in hedged and non-hedged funds.

(3)	“Miscellaneous funds” is comprised of pooled funds in Australia and various contracts in Finland, Norway and Switzerland.

The following is a reconciliation of Level 3 assets as of December 31, 2010 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2009	$144.3	$127.6	$16.7
Actual return on plan assets:
(a) Relating to assets still held at reporting date	8.5	7.7	0.8
(b) Relating to assets sold during period	0.4	0.4	—
Purchases, sales and /or settlements	(1.5)	(3.1)	1.6
Transfers in and /or out of Level 3	(2.0)	(2.0)	—
Foreign currency exchange rate changes	(4.6)	(4.4)	(0.2)
Ending balance as of December 31, 2010	$145.1	$126.2	$18.9

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

retirement fund investments is 40% large- and small-cap domestic equity securities, 15% international equity securities, 20% broad fixed income securities and 25% in alternative investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 7.85%. In arriving at the choice of an expected return assumption of 7.75% as of December 31, 2011 for its U.S.-based plans, the Company has tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 32% of assets for the near-term benefit payments and 68% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 7.5%. In arriving at the choice of an expected return assumption of 7% for its U.K.-based plans, the Company has tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans.

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

Within each asset class, careful consideration is given to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors affecting investment returns. The assets are managed by professional investment firms, who are bound by precise mandates and are measured against specific benchmarks. Among asset managers, consideration is given, among others, to balancing security concentration, issuer concentration, investment style and reliance on particular active investment strategies.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2011, the Company assumed an 8.0% health care cost trend rate for 2012, decreasing to 5.0% by 2018. For measuring the expected U.S. postretirement benefit obligation at December 31, 2010, the Company assumed an 8.5% health care cost trend rate for 2010, decreasing to 5.0% by 2018. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2011 and 2010, the Company assumed a 10.0% health care cost trend rate for 2011 and 2010, respectively, decreasing to 5.5% by 2021 and 2020, respectively. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2011 and the accumulated postretirement benefit obligation at December 31, 2011 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	($0.2)
Effect on accumulated benefit obligation	$3.4	($2.9)

The Company currently estimates its minimum contributions to its U.S.-based defined pension plans for 2012 will aggregate approximately $4.3 million. The Company currently estimates its benefit payments for 2012 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.8 million and its benefits for 2012 to its Brazilian postretirement health care benefit plans will aggregate approximately $0.1 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2012 to its
non-U.S.- based defined pension plans will aggregate approximately $31.3 million, of which approximately $20.7 million relates to its U.K. pension plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2011, approximately $47.3 million of benefit payments were made related to the Company’s pension plans. At December 31, 2011, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2012	$47.1
2013	45.9
2014	49.0
2015	50.2
2016	46.5
2017 through 2021	248.6
$487.3

During 2011, approximately $1.6 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2011, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2012	$1.9
2013	2.1
2014	2.1
2015	2.1
2016	2.2
2017 through 2021	11.5
$21.9

The Company participates in a small number of multiemployer plans in the Netherlands and Sweden. The Company has assessed and determined that none of the multiemployer plans which it participates in are individually, or in the aggregate, significant to the Company's financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the multiemployer plans' contract periods.

The ENPP provides a group of senior Company executives with retirement income for a period of 15 years based on a percentage of their average final salary and bonus, reduced by the executive’s social security benefits and 401(k) employer matching contributions account, as if the executive had made the maximum contribution. The benefit paid to the executives ranges from 2.25% to 3.00% of the highest three non-consecutive years of their respective base salaries plus bonus in the final ten years of employment prior to their termination (“final earnings”) multiplied by credited years of service, with a maximum benefit of 60% of the final earnings, depending on the level of the executive. For nearly all participants, benefits under the ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the ENPP), but are not payable until the participant reaches age 65 or upon termination of services because of death or disability, adjusted to reflect payment prior to age 65.

Net annual ENPP cost and the measurement assumptions for the plans for the years ended December 31, 2011, 2010 and 2009 are set forth below (in millions, except percentages):

	2011	2010	2009
Service cost	$1.8	$1.4	$1.2
Interest cost	1.0	0.9	0.8
Amortization of prior service cost	0.6	0.5	0.5
Recognized actuarial loss (gain)	0.1	—	(0.1)
Net annual ENPP costs	$3.5	$2.8	$2.4
Discount rate	5.4%	5.5%	6.25%
Rate of increase in future compensation	5.0%	5.0%	5.0%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2011 and 2010 (in millions):

Change in benefit obligation	2011	2010
Benefit obligation at beginning of year	$20.5	$16.5
Service cost	1.8	1.4
Interest cost	1.0	0.9
Actuarial loss	4.0	2.3
Amendments	4.5	0.2
Benefits paid	(0.8)	(0.8)
Benefit obligation at end of year	$31.0	$20.5
Funded status	$(31.0)	$(20.5)
Unrecognized net actuarial loss	6.9	3.0
Unrecognized prior service cost	6.5	2.6
Accumulated other comprehensive loss	(13.4)	(5.6)
Net amount recognized	$(31.0)	$(20.5)
Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(1.0)	$(0.9)
Pensions and postretirement health care benefits (noncurrent)	(30.0)	(19.6)
Net amount recognized	$(31.0)	$(20.5)

The weighted average discount rate used to determine the benefit obligation for the ENPP for the years ended December 31, 2011 and 2010 was 4.6% and 5.4%, respectively.

At December 31, 2011, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $6.9 million and a net prior service cost of approximately $6.5 million related to the ENPP. The estimated net actuarial loss and net prior service cost related to the ENPP expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2012 are approximately $0.3 million and $0.9 million, respectively.

At December 31, 2011 and 2010, the Company recorded a reduction to equity of $13.4 million and $5.6 million, respectively, related to the unfunded projected benefit obligation of the ENPP. As the Company was not benefiting from losses for tax purposes in the United States, there was no tax impact to these charges.

During 2011, approximately $0.8 million of benefit payments were made related to the ENPP. At December 31, 2011, the aggregate expected benefit payments for the ENPP are as follows (in millions):

2012	$1.0
2013	1.3
2014	1.3
2015	0.9
2016	1.1
2017 through 2021	13.6
$19.2

The Company maintains separate defined contribution plans covering certain employees primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $9.6 million, $9.0 million and $9.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company participates in a small number of multiemployer plans in the Netherlands and Sweden. The Company has assessed and determined that none of the multiemployer plans which it participates in are individually or in aggregate significant to the Company’s Consolidated Financial Statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the contract period.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Common Stock

At December 31, 2011, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 97.2 million shares of common stock outstanding and approximately 5.4 million shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) (Note 10).

The Company has a stockholder rights plan, which was adopted in April 1994 following stockholder approval. The plan provides that each share of common stock outstanding will have attached to it the right to purchase a one-hundredth of a share of Junior Cumulative Preferred Stock, with a par value $0.01 per share. The purchase price per each one-hundredth of a share is $110.00, subject to adjustment. The rights will be exercisable only if a person or group (“acquirer”) acquires 20% or more of the Company’s common stock or announces a tender offer or exchange offer that would result in the acquisition of 20% or more of the Company’s common stock or, in some circumstances, if additional conditions are met. Once they are exercisable, the plan allows stockholders, other than the acquirer, to purchase the Company’s common stock or securities of the acquirer with a then current market value of two times the exercise price of the right. The rights are redeemable for $0.01 per right, subject to adjustment, at the option of the Company’s Board of Directors. The rights will expire on April 26, 2014, unless they are extended, redeemed or exchanged by the Company before that date.

10.    Stock Incentive Plans

Under the 2006 Plan, up to 10.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company.

Employee Plans

The 2006 Plan encompasses stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The Company’s other incentive plan includes the margin growth incentive plan, which provides for awards of shares of the Company’s common stock based on achieving operating margin targets as determined by the Company’s Board of Directors. The stock awards under the 2006 Plan are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods for the long-term incentive plan are consecutive and overlapping three-year cycles and performance targets are set at the beginning of each cycle. The long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. The performance period for the margin growth incentive plan is a three- to five-year cycle commencing in January 2011 and performance targets are set at the beginning of the cycle. The margin incentive plan provides for participants to earn 33% to 300% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the 2006 Plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

On April 21, 2011, the Company’s shareholders approved the amendment and restatement of the 2006 Plan, including an increase in the number of shares available for issuance under the 2006 Plan by 5.0 million shares, for a total of 10.0 million shares available for grant.

Compensation expense recorded during 2011, 2010 and 2009 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2011, 2010 and 2009 was $52.73, $33.62 and $21.55, respectively. Based on the level of performance achieved as of December 31, 2011, no shares were earned or issued under the 2009-2011 performance period. Based on the level of performance achieved as of December 31, 2010, 77,685 shares were earned under the 2008-2010 performance period and 51,590 shares were issued in 2011, net of 26,095 shares that were withheld for taxes related to the earned awards. The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2011, the Company granted 672,492 awards for the three-year performance period commencing in 2011 and ending in 2013 assuming the maximum target level of performance is achieved. The Company also granted 818,361 awards under the margin growth incentive plan for a performance period commencing in 2011 and ending in 2016, assuming the maximum target level of performance is achieved for operating margin improvement. Performance award transactions during 2011 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	1,916,254
Shares awarded	1,490,853
Shares forfeited or unearned	(1,199,126)
Shares earned	—
Shares awarded but not earned at December 31	2,207,981

As of December 31, 2011, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $43.8 million, and the weighted average period over which it is expected to be recognized is approximately three years.

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

In addition to the performance share plans, certain executives and key managers are eligible to receive grants of stock-settled appreciation rights (“SSARs”) or incentive stock options depending on the participant’s country of employment. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $2.6 million, $2.5 million and $2.3 million associated with SSAR award grants during 2011, 2010 and 2009, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the year ended December 31, 2011 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value	$22.26	$14.49	$7.46
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5	5.5
Risk-free interest rate	1.9%	2.4%	1.6%
Expected volatility	49.7%	48.5%	45.3%
Expected dividend yield	—	—	—
SSAR transactions during the year ended December 31, 2011 were as follows:

SSARs outstanding at January 1	798,197
SSARs granted	164,425
SSARs exercised	(130,062)
SSARs canceled or forfeited	(500)
SSARs outstanding at December 31	832,060
SSAR price ranges per share:
Granted	$ 43.39-52.29
Exercised	21.45-37.38
Canceled or forfeited	56.98
Weighted average SSAR exercise prices per share:
Granted	$51.53
Exercised	27.78
Canceled or forfeited	56.98
Outstanding at December 31	36.78

At December 31, 2011, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2011, the total compensation cost related to unvested SSARs not yet recognized was approximately $5.0 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2011	Weighted Average Exercise Price
$21.45 – $23.80	258,157	3.8	$21.68	129,188	$22.01
$29.23 – $37.38	307,891	3.9	$35.00	168,016	$36.37
$43.39 – $56.98	266,012	5.0	$53.51	76,612	$56.79
	832,060			373,816	$35.59

The total fair value of SSARs vested during 2011 was approximately $2.2 million. There were 458,244 SSARs that were not vested as of December 31, 2011. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2011 was $8.0 million and $3.8 million, respectively. The total intrinsic value of SSARs exercised during 2011 was approximately $3.5 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 25, 2012, the Company granted 496,400 performance award shares (subject to the Company achieving future target levels of performance) and 295,400 SSARs under the 2006 Plan.

Director Restricted Stock Grants

Pursuant to the 2006 Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2011 grant was made on April 21, 2011 and equated to 16,560 shares of common stock, of which 12,034 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $0.9 million during 2011 associated with these grants.
As of December 31, 2011, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 5.4 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Stock Option Plan

There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future. All of the Company’s outstanding stock options are fully vested. Stock option transactions during 2011 were as follows:

Options outstanding and exercisable at January 1	19,275
Options granted	—
Options exercised	(17,275)
Options canceled or forfeited	—
Options outstanding and exercisable at December 31	2,000
Option price ranges per share:
Granted	$—
Exercised	15.12-20.85
Canceled or forfeited	—
Weighted average option exercise prices per share:
Granted	$—
Exercised	15.78
Canceled or forfeited	—
Outstanding at December 31	20.85

At December 31, 2011, there were 2,000 outstanding and exercisable stock options with an exercise price of $20.85, a remaining contractual life of less than one year, and an intrinsic value of less than $0.1 million.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $0.5 million, $0.9 million and $0.0 million, respectively. Cash proceeds received from stock option exercises during 2011, 2010 and 2009 was approximately $0.3 million, $0.5 million and $0.0 million, respectively. The Company realized an insignificant tax benefit from the exercise of these options.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Company’s Board of Directors. The policies allow for the use of derivative instruments to hedge exposures to movements in foreign currency and interest rates. The Company’s policies prohibit the use of derivative instruments for speculative purposes.

Cash Flow Hedges

During 2011, 2010 and 2009, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive income (loss) that was reclassified to cost of goods sold during the years ended December 31, 2011, 2010 and 2009 was approximately $5.2 million, $(3.1) million and $(14.5) million, respectively, on an after-tax basis. The amount of the (loss) gain recorded to other comprehensive income (loss) related to the outstanding cash flow hedges as of December 31, 2011, 2010 and 2009 was approximately $(4.3) million, $1.2 million and $(1.3) million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2011 range in maturity through December 2012.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive income (loss) related to the derivatives held by the Company during the years ended December 31, 2011, 2010 and 2009 (in millions):

	Before-Tax Amount	Income Tax (1)	After-Tax Amount (1)
Accumulated derivative net losses as of December 31, 2008	$(54.1)	$(17.4)	$(36.7)
Net changes in fair value of derivatives	34.6	13.7	20.9
Net losses reclassified from accumulated other comprehensive loss into income	18.1	3.6	14.5
Accumulated derivative net losses as of December 31, 2009	(1.4)	(0.1)	(1.3)
Net changes in fair value of derivatives	—	0.6	(0.6)
Net losses reclassified from accumulated other comprehensive loss into income	3.1	—	3.1
Accumulated derivative net gains as of December 31, 2010	1.7	0.5	1.2
Net changes in fair value of derivatives	(1.5)	(1.3)	(0.2)
Net gains reclassified from accumulated other comprehensive loss into income	(5.6)	(0.4)	(5.2)
Accumulated derivative net losses as of December 31, 2011	$(5.4)	$(1.1)	$(4.3)
____________________________________

(1)	Rounding may impact summation of amounts.
As of December 31, 2011 and 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $275.9 million and $111.1 million, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2011, 2010 and 2009, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of December 31, 2011 and 2010, the Company had outstanding foreign currency contracts with a notional amount of approximately $956.8 million and $1,002.3 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the years ended December 31, 2011, 2010 and 2009, the Company recorded a net loss of approximately $13.6 million and a net gain of approximately $37.3 million and $51.0 million, respectively, under the caption of “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of December 31, 2011 (in millions):

	Asset Derivatives As of December 31, 2011		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$4.3
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.3	Other current liabilities	7.9
Total derivative instruments		$7.3		$12.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth the fair value of derivative instruments as of December 31, 2010 (in millions):

	Asset Derivatives As of December 31, 2010		Liability Derivatives As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.3	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	12.0	Other current liabilities	8.7
Total derivative instruments		$14.3		$8.7

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    Commitments and Contingencies

The future payments required under the Company’s significant commitments as of December 31, 2011 are as follows (in millions):

	Payments Due By Period
	2012	2013	2014	2015	2016	Thereafter	Total
Interest payments related to indebtedness(1)	$43.8	$43.4	$40.5	$40.0	$32.4	$83.7	$283.8
Capital lease obligations	2.0	1.6	0.6	0.4	0.2	0.1	4.9
Operating lease obligations	48.0	34.9	20.5	15.0	13.1	51.0	182.5
Unconditional purchase obligations(2)	67.9	3.5	2.3	1.2	0.9	—	75.8
Other short-term and long-term obligations(3)	64.6	31.9	28.2	34.6	32.9	84.9	277.1
Total contractual cash obligations	$226.3	$115.3	$92.1	$91.2	$79.5	$219.7	$824.1
____________________________________

(1)
Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods (unaudited).

(2)	Unconditional purchase obligations exclude routine purchase orders entered into in the normal course of business.

(3)
Other short-term and long-term obligations include estimates of future minimum contribution requirements under the Company’s U.S. and non-U.S. defined benefit pension and postretirement plans. These estimates are based on current legislation in the countries the Company operates within and are subject to change. Other short-term and long-term obligations also include income tax liabilities related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions (unaudited).

	Amount of Commitment Expiration Per Period
	2012	2013	2014	2015	2016	Thereafter	Total
Guarantees	$128.7	$2.8	$1.9	$1.0	$0.2	$—	$134.6

Off-Balance Sheet Arrangements

Guarantees

The Company maintains a remarketing agreement with its U.S. retail finance joint venture, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with its U.S. retail finance joint venture which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.

At December 31, 2011, the Company guaranteed indebtedness owed to third parties of approximately $134.6 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2011, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,232.7 million. The outstanding contracts as of December 31, 2011 range in maturity through December 2012 (Note 11).

The Company sells substantially all of its wholesale accounts receivable in North America to the Company’s U.S. and Canadian retail finance joint ventures and a large portion of its wholesale accounts receivable to its retail finance joint ventures in Europe. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Total lease expense under noncancelable operating leases was $57.2 million, $50.2 million and $48.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $37.4 million and $22.3 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2011 and 2010, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

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

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2011, not including interest and penalties, was approximately 90.6 million Brazilian reais (or approximately $48.6 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

13.    Related Party Transactions

Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures, which are located in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (Note 7). The majority of the assets of the Company’s retail finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2011 and 2010, the Company made a total of approximately $8.3 million and $25.4 million, respectively, of investments in its retail finance joint ventures in Germany, the Netherlands and Brazil, primarily related to additional capital required as a result of increased retail finance portfolios during 2011 and 2010.

The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, substantially all of its wholesale interest-bearing and non-interest bearing accounts receivable in North America to its retail finance joint ventures in the United States and Canada. The Company also transfers on an ongoing basis, a majority of its wholesale receivables in Germany, France, Austria, Norway and Sweden to the relevant retail finance joint ventures in those countries (Note 4). The Company maintains a remarketing agreement with its U.S. retail finance joint venture (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2011, 2010 and 2009, the Company paid approximately $5.2 million, $3.6 million and $3.4 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

14.    Segment Reporting

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2011, 2010 and 2009 based on the Company’s reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Africa/ Middle East	Rest of World	Consolidated
2011
Net sales	$1,770.6	$1,871.5	$4,681.7	$449.4	$8,773.2
Income from operations	90.9	143.1	479.4	31.4	744.8
Depreciation	28.5	20.0	98.3	5.1	151.9
Assets	861.4	585.5	1,895.0	311.6	3,653.5
Capital expenditures	59.3	40.4	189.6	11.1	300.4
2010
Net sales	$1,489.3	$1,753.3	$3,364.4	$289.6	$6,896.6
Income from operations	49.5	161.7	207.2	14.2	432.6
Depreciation	24.9	19.4	86.9	4.7	135.9
Assets	597.0	557.3	1,628.2	178.0	2,960.5
Capital expenditures	27.9	21.9	112.5	4.8	167.1
2009
Net sales	$1,442.7	$1,167.1	$3,602.8	$303.8	$6,516.4
Income from operations	21.9	64.6	224.5	18.4	329.4
Depreciation	24.1	15.7	76.2	2.8	118.8
Assets	583.9	515.1	1,419.3	203.3	2,721.6
Capital expenditures	33.3	29.4	142.8	1.1	206.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2011	2010	2009
Segment income from operations	$744.8	$432.6	$329.4
Corporate expenses	(90.6)	(72.7)	(71.3)
Stock compensation	(23.0)	(12.9)	(8.2)
Restructuring and other infrequent income (expenses)	0.7	(4.4)	(13.2)
Amortization of intangibles	(21.6)	(18.4)	(18.0)
Consolidated income from operations	$610.3	$324.2	$218.7

Segment assets	$3,653.5	$2,960.5	$2,721.6
Cash and cash equivalents	724.4	719.9	651.4
Receivables from affiliates	122.9	106.3	70.3
Investments in affiliates	346.3	398.0	353.9
Deferred tax assets, other current and noncurrent assets	549.1	447.9	400.9
Intangible assets, net	666.5	171.6	166.8
Goodwill	1,194.5	632.7	634.0
Consolidated total assets	$7,257.2	$5,436.9	$4,998.9

Net sales by customer location for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	2011	2010	2009
Net sales:
United States	$1,363.7	$1,151.4	$1,103.6
Canada	315.6	253.5	250.8
Germany	1,067.3	746.2	838.4
France	825.1	563.4	733.6
United Kingdom and Ireland	449.5	333.9	330.8
Finland and Scandinavia	835.4	674.0	653.0
Other Europe	1,403.2	944.7	928.2
South America	1,851.0	1,739.5	1,155.6
Middle East and Africa	266.7	159.0	184.1
Asia	96.6	94.5	72.2
Australia and New Zealand	187.3	138.3	166.3
Mexico, Central America and Caribbean	111.8	98.2	99.8
	$8,773.2	$6,896.6	$6,516.4

Net sales by product for the years ended December 31, 2011, 2010 and 2009 were as follows (in millions):

	2011	2010	2009
Net sales:
Tractors	$5,779.6	$4,685.7	$4,393.4
Combines	610.8	397.7	377.3
Application equipment	345.2	304.1	252.2
Other machinery	762.5	505.4	553.6
Replacement parts	1,275.1	1,003.7	939.9
	$8,773.2	$6,896.6	$6,516.4

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2011 and 2010 was as follows (in millions):

	2011	2010
United States	$618.2	$143.1
Finland	173.2	178.0
Germany	395.6	295.3
Brazil	214.9	184.2
Italy	88.1	0.1
France	65.8	62.2
Other	241.9	135.8
	$1,797.7	$998.7

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company acquired GSI Holdings Corp., Shandong Dafeng Machinery Co., Ltd., Laverda SpA, and AGCO-Amity JV (collectively, the “acquired entities”) during 2011, and management of the Company excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, the acquired entities’
internal control over financial reporting associated with total assets of approximately $1,685.8 million and total revenues of approximately $249.4 million included in the Consolidated Financial Statements as of and for the year ended
December 31, 2011.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s processes to comply with the Sarbanes-Oxley Act of 2002, enhancements to the Company’s internal control over financial reporting were implemented as management addressed and remediated deficiencies that had been identified.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

AGCO Corporation acquired GSI Holdings Corp., Shandong Dafeng Machinery Co., Ltd., Laverda SpA, and AGCO-Amity JV (collectively, the “Acquired Entities”) during 2011, and management excluded from its assessment of the effectiveness of AGCO Corporation's internal control over financial reporting as of December 31, 2011, the Acquired Entities' internal control over financial reporting associated with total assets of approximately $1,685.8 million and total revenues of $249.4 million included in the consolidated financial statements of AGCO Corporation and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of AGCO Corporation also excluded an evaluation of the internal control over financial reporting of the Acquired Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Atlanta, Georgia
February 27, 2012

Item 9B.    Other Information

None.

PART III
The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders which we intend to file in March 2012.

Item 10.        Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Directors Continuing in Office” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth in Part I of this Form 10-K is incorporated herein by reference. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Certain Committees of the Board,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

AGCO maintains its 2006 Plan and its Option Plan pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 10, “Stock Incentive Plans,” in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,042,041	$43.69	5,405,883
Equity compensation plans not approved by security holders	—	—	—
Total	3,042,041	$43.69	5,405,883

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item set forth in our 2012 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Certain Committees of the Board” is incorporated herein by reference.

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
(2) Financial Statement Schedules:
The following Consolidated Financial Statement Schedule of AGCO Corporation and its subsidiaries is included herein and follows this report.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 20, 2011, Form 8-K, Exhibit 3.1
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of December 4, 2006	December 4, 2006, Form 8-K, Exhibit 10.1
4.3	Indenture dated as of December 5, 2011	December 6, 2011, Form 8-K, Exhibit 4.1
10.1	2006 Long Term Incentive Plan*	March 21, 2011, Form DEF14A, Appendix A
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.5
10.6	Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.7	Management Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.4
10.8	Amended and Restated Executive Nonqualified Pension Plan*	Filed herewith
10.9	Employment and Severance Agreement with Martin H. Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.10	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.11	Employment and Severance Agreement with Andre M. Carioba*	December 31, 2008, Form 10-K, Exhibit 10.15
10.12	Employment and Severance Agreement with Gary L. Collar*	June 30, 2008, Form 10-Q, Exhibit 10.6

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by References are AGCO Corporation
10.13	Employment and Severance Agreement with Hubertus Muehlhaeuser*	June 30, 2008, Form 10-Q, Exhibit 10.7
10.14	Credit Agreement dated as of May 2, 2011	June 30, 2011, Form 10-Q, Exhibit 10.1
10.15	Credit Agreement dated as of December 1, 2011	December 6, 2011, Form 8-K, Exhibit 10.1
10.16	U.S. Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.1
10.17	Canadian Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.2
10.18	European Receivables Transfer Agreement, dated October 13, 2006	September 30, 2006, Form 10-Q, Exhibit 10.1; December 31, 2009, Form 10K, Exhibit 10.21; June 30, 2010, Form 10-Q, Exhibit 10.1
10.19	French Receivables Purchase Agreement, dated February 19, 2010	December 31, 2009, Form 10-K, Exhibit 10.22
10.20	GSI Holdings Corp. Agreement and Plan of Merger, dated as of September 30, 2011	October 5, 2011, Form 8-K, Exhibit 2.1
10.21	Current Director Compensation	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
____________________________________

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that XBRL (Extensible Business Reporting Language) information is deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President and Chief Executive Officer
Dated:	February 27, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ MARTIN RICHENHAGEN	Chairman, President and Chief Executive Officer	February 27, 2012
Martin Richenhagen
/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012
Andrew H. Beck
/s/ P. GEORGE BENSON *	Director	February 27, 2012
P. George Benson
/s/ DANIEL C. USTIAN *	Director	February 27, 2012
Daniel C. Ustian
/s/ Wolfgang Deml *	Director	February 27, 2012
Wolfgang Deml
/s/ LUIZ F. FURLAN *	Director	February 27, 2012
Luiz F. Furlan
/s/ GERALD B. JOHANNESON *	Director	February 27, 2012
Gerald B. Johanneson
/s/ THOMAS W. LASORDA*	Director	February 27, 2012
Thomas W. Lasorda
/s/ GEORGE E. MINNICH *	Director	February 27, 2012
George E. Minnich
/s/ MALLIKA SRINIVASAN *	Director	February 27, 2012
Mallika Srinivasan

	Signature	Title	Date

	/s/ GERALD L. SHAHEEN *	Director	February 27, 2012
Gerald L. Shaheen

	/s/ HENDRIKUS VISSER *	Director	February 27, 2012
Hendrikus Visser

*By:	/s/ ANDREW H. BECK		February 27, 2012
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2011

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period [1]
Year ended December 31, 2011
Allowances for sales incentive discounts	$98.7	$—	$222.4	$(217.6)	$—	$103.5
Year ended December 31, 2010
Allowances for sales incentive discounts	$97.5	$—	$204.8	$(203.6)	$—	$98.7
Year ended December 31, 2009
Allowances for sales incentive discounts	$125.1	$—	$199.1	$(226.7)	$—	$97.5

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2011
Allowances for doubtful accounts	$29.3	$12.4	$4.3	$(7.0)	$(2.1)	$36.9
Year ended December 31, 2010
Allowances for doubtful accounts	$35.0	$0.6	$0.1	$(5.4)	$(1.0)	$29.3
Year ended December 31, 2009
Allowances for doubtful accounts	$28.1	$—	$7.1	$(6.7)	$6.5	$35.0

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2011
Accruals of severance, relocation and other integration costs	$2.2	$0.2	$(0.9)	$(1.4)	$0.2	$0.3
Year ended December 31, 2010
Accruals of severance, relocation and other integration costs	$8.2	$4.9	$(0.5)	$(9.9)	$(0.5)	$2.2
Year ended December 31, 2009
Accruals of severance, relocation and other integration costs	$—	$13.2	$—	$(5.0)	$—	$8.2

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses [2]	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2011
Deferred tax valuation allowance	$262.5	$28.9	$(144.3)	$—	$(1.3)	$145.8
Year ended December 31, 2010
Deferred tax valuation allowance	$261.7	$0.6	$1.6	$—	$(1.4)	$262.5
Year ended December 31, 2009
Deferred tax valuation allowance	$294.4	$—	$(38.0)	$—	$5.3	$261.7
_____________________________________

(1)
As of December 31, 2011, approximately $91.1 million of this balance was recorded within “Accrued expenses” and approximately $12.4 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets. As of December 31, 2010, approximately $87.4 million of this balance was recorded within “Accrued expenses” and approximately $11.3 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets.

(2)	Amounts charged through other comprehensive income during the years ended December 31, 2011, 2010 and 2009 were $6.4 million, $0.9 million and $0.8 million, respectively.