Form 10-Q
period 2012-03-31
AGCO CORP /DE
filed 2012-05-09
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2012
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
As of April 30, 2012, AGCO Corporation had 97,218,315 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

		Page Numbers

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	34

Item 6.	Exhibits	34

SIGNATURES		35
EX-31.1
EX-31.2
EX-32.0
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$426.7	$724.4
Accounts and notes receivable, net	1,108.0	994.2
Inventories, net	2,024.7	1,559.6
Deferred tax assets	145.8	142.7
Other current assets	276.5	241.9
Total current assets	3,981.7	3,662.8
Property, plant and equipment, net	1,277.8	1,222.6
Investment in affiliates	366.3	346.3
Deferred tax assets	41.1	37.6
Other assets	133.5	126.9
Intangible assets, net	662.6	666.5
Goodwill	1,238.8	1,194.5
Total assets	$7,701.8	$7,257.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$68.4	$60.1
Convertible senior subordinated notes	185.6	—
Accounts payable	1,062.2	937.0
Accrued expenses	1,019.0	1,080.6
Other current liabilities	137.1	127.8
Total current liabilities	2,472.3	2,205.5
Long-term debt, less current portion	1,331.1	1,409.7
Pensions and postretirement health care benefits	300.7	298.6
Deferred tax liabilities	201.2	192.3
Other noncurrent liabilities	139.7	119.9
Total liabilities	4,445.0	4,226.0
Commitments and contingencies (Note 15)
Temporary equity	31.5	—
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2012 and 2011	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 97,204,329 and 97,194,732 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1.0	1.0
Additional paid-in capital	1,065.7	1,073.2
Retained earnings	2,441.8	2,321.6
Accumulated other comprehensive loss	(321.1)	(400.6)
Total AGCO Corporation stockholders’ equity	3,187.4	2,995.2
Noncontrolling interests	37.9	36.0
Total stockholders’ equity	3,225.3	3,031.2
Total liabilities, temporary equity and stockholders’ equity	$7,701.8	$7,257.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$2,273.7	$1,797.7
Cost of goods sold	1,780.7	1,441.8
Gross profit	493.0	355.9
Selling, general and administrative expenses	238.9	184.7
Engineering expenses	72.1	57.9
Restructuring and other infrequent expenses	—	0.2
Amortization of intangibles	12.2	4.4
Income from operations	169.8	108.7
Interest expense, net	13.0	5.5
Other expense, net	4.4	2.3
Income before income taxes and equity in net earnings of affiliates	152.4	100.9
Income tax provision	43.2	30.7
Income before equity in net earnings of affiliates	109.2	70.2
Equity in net earnings of affiliates	12.0	11.4
Net income	121.2	81.6
Net income attributable to noncontrolling interests	(1.0)	(1.6)
Net income attributable to AGCO Corporation and subsidiaries	$120.2	$80.0
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.24	$0.85
Diluted	$1.21	$0.81
Weighted average number of common and common equivalent shares outstanding:
Basic	97.1	94.1
Diluted	99.1	98.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$121.2	$81.6
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	74.8	92.6
Defined benefit pension plans, net of tax	2.2	1.6
Unrealized gain on derivatives, net of tax	2.5	4.1
Other comprehensive income, net of reclassification adjustments	79.5	98.3
Comprehensive income	200.7	179.9
Comprehensive income attributable to noncontrolling interests	(1.0)	(1.6)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$199.7	$178.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$121.2	$81.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	43.4	36.4
Deferred debt issuance cost amortization	0.9	0.4
Amortization of intangibles	12.2	4.4
Amortization of debt discount	2.2	2.0
Stock compensation	8.4	4.7
Equity in net earnings of affiliates, net of cash received	(9.0)	(7.7)
Deferred income tax benefit	(1.1)	(0.6)
Other	(0.1)	(1.2)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(98.3)	(17.5)
Inventories, net	(421.2)	(218.2)
Other current and noncurrent assets	(24.5)	(28.2)
Accounts payable	125.3	20.3
Accrued expenses	(59.4)	(21.0)
Other current and noncurrent liabilities	19.5	(22.8)
Total adjustments	(401.7)	(249.0)
Net cash used in operating activities	(280.5)	(167.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(87.1)	(36.8)
Proceeds from sale of property, plant and equipment	0.1	0.5
Purchase of businesses, net of cash acquired	(2.4)	(88.3)
Investments in consolidated affiliates, net of cash acquired	(20.1)	(25.0)
Investments in unconsolidated affiliates, net	(2.6)	(2.4)
Restricted cash and other	(10.0)	—
Net cash used in investing activities	(122.1)	(152.0)
Cash flows from financing activities:
Conversion of convertible senior subordinated notes	—	(60.4)
Proceeds from (repayments of) debt obligations, net	93.7	(30.9)
Payment of debt issuance costs	(0.1)	—
Payment of minimum tax withholdings on stock compensation	—	(2.0)
Distribution to noncontrolling interest	(0.2)	—
Net cash provided by (used in) financing activities	93.4	(93.3)
Effects of exchange rate changes on cash and cash equivalents	11.5	7.1
Decrease in cash and cash equivalents	(297.7)	(405.6)
Cash and cash equivalents, beginning of period	724.4	719.9
Cash and cash equivalents, end of period	$426.7	$314.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for interim periods are not necessarily indicative of the results for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be presented in either a single continuous statement or in two consecutive statements reporting net income and other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The standard initially required that reclassification adjustments from other comprehensive income be measured and presented by income statement line item on the face of the statement of operations. In December 2011, however, the FASB issued Accounting Standard Codification 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” This standard defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. The Company adopted these standards by consecutively presenting the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement concepts and continues the convergence towards a uniform framework for applying fair value measurement principles. This standard requires additional disclosures for fair value measurements, primarily Level 3 measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements or footnote disclosures.

2.    ACQUISITIONS

On January 6, 2012, the Company acquired 60% of Santal Equipamentos S.A. Comércio e Indústria (“Santal”) for approximately R$48.6 million, net of approximately R$11.9 million cash acquired (or approximately $20.1 million, net). Santal, headquartered in Ribeirão Preto, Brazil, manufactures and distributes sugar cane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. The acquisition of Santal will provide the Company’s customers in Brazil with a wider range of agricultural products and services. The acquisition was funded with available cash on hand. The Company recorded approximately $26.5 million of goodwill and approximately $2.6 million of tradename, trademark and patent identifiable intangible assets associated with the acquisition. The goodwill is reported within the Company’s South American geographical reportable segment. The Company and the seller each have a call option and put option, respectively, with varying dates with respect to the remaining 40% interest in Santal. Therefore, the fair value of the redeemable noncontrolling interest in Santal of $16.9 million was recorded within “Temporary equity” in the Company’s Condensed Consolidated Balance Sheet on the acquisition date.

On November 30, 2011, the Company acquired GSI Holdings Corp. (“GSI”) for $932.2 million, net of approximately $27.9 million cash acquired. GSI, headquartered in Assumption, Illinois, is a leading manufacturer of grain storage and protein

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

production systems. The acquisition was financed by the issuance of $300.0 million of 5 7/8% senior notes and the Company’s credit facility (Note 5).

On November 30, 2011, the Company acquired 80% of Shandong Dafeng Machinery Co., Ltd. (“Dafeng”) for approximately 172.0 million yuan (or approximately $27.0 million). The Company acquired approximately $17.1 million of cash and assumed approximately $41.1 million of current indebtedness associated with the transaction. Dafeng is located in Yanzhou, China and manufactures a complete range of corn, grain, rice and soybean harvesting machines for Chinese domestic markets. The acquisition was funded with available cash on hand.

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

The results of operations for the Santal, GSI, Dafeng and Laverda acquisitions have been included in the Company’s Condensed Consolidated Financial Statements as of and from the dates of the respective acquisitions. The Company allocated the purchase price of each acquisition to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the respective acquisition dates. In general, the acquired assets of the Santal, GSI, Dafeng and Laverda acquisitions consisted primarily of accounts receivable, property, plant and equipment, inventories, other identifiable intangible assets and goodwill. The liabilities assumed generally consisted of accounts payable, current indebtedness and noncurrent deferred tax liabilities.

The following unaudited pro forma data summarizes the results of operations for the three months ended March 31, 2011 as if the current year acquisition and prior year acquisitions had occurred as of January 1, 2011 and 2010, respectively. The unaudited pro forma information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies. The unaudited pro forma financial information has been adjusted to give effect to adjustments that are directly related to the business combination, factually supportable, and expected to have a continuing impact. The adjustments include the application of the Company’s accounting policies, depreciation and amortization related to fair value adjustments to property, plant and equipment, intangible assets and inventory, tax-related adjustments and the impact of the Company’s issuance of $300.0 million of 5 7/8% senior notes and the credit facility, which were used to finance the acquisition of GSI. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transactions occurred on the date indicated or what the results of operations may be in any future period (in millions, except per share data):

Three Months Ended March 31,
2011
Net sales	$1,980.9
Net income attributable to AGCO Corporation and subsidiaries	87.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.93
Diluted	$0.89

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Cost of goods sold	$0.6	$0.3
Selling, general and administrative expenses	7.8	4.4
Total stock compensation expense	$8.4	$4.7

Stock Incentive Plan

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2012 and 2011 was $52.86 and $52.23, respectively.

During the three months ended March 31, 2012, the Company granted 1,018,014 awards primarily related to the three-year performance period commencing in 2012 and ending in 2014, assuming the maximum target level of performance is achieved. During the three months ended March 31, 2012, the Company also granted 98,778 awards related to a three- to five-year performance period that commenced in 2011 and ending in 2015, assuming the maximum target level of performance is achieved for operating margin improvement. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2012 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,207,981
Shares awarded	1,116,792
Shares forfeited or unearned	(24,186)
Shares earned	—
Shares awarded but not earned at March 31	3,300,587

As of March 31, 2012, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $64.0 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the three months ended March 31, 2012 and 2011, the Company recorded stock compensation expense of approximately $0.9 million and $0.7 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the three months ended March 31, 2012 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Weighted average grant-date fair value	$22.50	$22.58
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	0.8%	2.0%
Expected volatility	51.0%	49.5%
Expected dividend yield	—	—

SSAR transactions during the three months ended March 31, 2012 were as follows:

SSARs outstanding at January 1	832,060
SSARs granted	305,900
SSARs exercised	(21,250)
SSARs canceled or forfeited	—
SSARs outstanding at March 31	1,116,710
SSAR price ranges per share:
Granted	$ 51.37-52.94
Exercised	21.45-33.65
Canceled or forfeited	—
Weighted average SSAR exercise prices per share:
Granted	$52.89
Exercised	24.93
Canceled or forfeited	—
Outstanding at March 31	41.42

At March 31, 2012, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of March 31, 2012, the total compensation cost related to unvested SSARs not yet recognized was approximately $11.0 million and the weighted-average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of March 31, 2012	Weighted Average Exercise Price
$21.45 – $32.01	256,532	3.6	$22.18	187,563	$22.04
$33.65 – $44.55	300,891	3.7	$35.57	203,891	$35.98
$47.89 – $56.98	559,287	5.8	$53.39	138,837	$55.61
	1,116,710			530,291	$36.19

The total fair value of SSARs vested during the three months ended March 31, 2012 was approximately $2.4 million. There were 586,419 SSARs that were not vested as of March 31, 2012. The total intrinsic value of outstanding and exercisable SSARs as of March 31, 2012 was $9.9 million and $7.0 million, respectively. The total intrinsic value of SSARs exercised during the three months ended March 31, 2012 was approximately $0.6 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2012 grant was made on April 26, 2012 and equated to 19,251 shares of common stock, of which 13,986 shares of common stock were issued after shares were withheld for taxes. The Company will record stock compensation expense of approximately $0.9 million during the three months ended June 30, 2012 associated with these grants.

As of March 31, 2012, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 4.0 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Stock Option Plan

During the three months ended March 31, 2012, 2,000 stock options outstanding as of December 31, 2011 were exercised with an exercise price of $20.85. There were no stock options outstanding as of March 31, 2012 under the stock option plan. The total intrinsic value of options exercised during the three months ended March 31, 2012 was approximately $0.1 million. Cash proceeds received from stock option exercises was less than $0.1 million for the three months ended March 31, 2012. The Company did not realize a tax benefit from the exercise of these options.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2012 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2011	$118.1	$511.4	$85.7	$8.6	$723.8
Acquisitions	1.5	—	1.1	—	2.6
Foreign currency translation	0.4	6.0	1.4	—	7.8
Balance as of March 31, 2012	$120.0	$517.4	$88.2	$8.6	$734.2

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2011	$13.1	$85.3	$50.3	$—	$148.7
Amortization expense	1.7	9.7	0.7	0.1	12.2
Foreign currency translation	0.1	1.7	1.4	—	3.2
Balance as of March 31, 2012	$14.9	$96.7	$52.4	$0.1	$164.1

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2011	$91.4
Foreign currency translation	1.1
Balance as of March 31, 2012	$92.5

Changes in the carrying amount of goodwill during the three months ended March 31, 2012 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2011	$415.9	$212.2	$496.8	$69.6	$1,194.5
Acquisitions	—	26.5	—	—	26.5
Adjustments related to income taxes	—	—	(2.2)	—	(2.2)
Foreign currency translation	—	4.1	12.7	3.2	20.0
Balance as of March 31, 2012	$415.9	$242.8	$507.3	$72.8	$1,238.8

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 45 years.
During the three months ended March 31, 2012, the Company reduced goodwill by approximately $2.2 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

Indebtedness consisted of the following at March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
1 1/4% Convertible senior subordinated notes due 2036	$185.6	$183.4
4½% Senior term loan due 2016	266.8	259.4
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility	758.0	665.0
Other long-term debt	74.7	62.0
	1,585.1	1,469.8
Less: Current portion of long-term debt	(68.4)	(60.1)
1 1/4% Convertible senior subordinated notes due 2036	(185.6)	—
Total indebtedness, less current portion	$1,331.1	$1,409.7

Convertible Senior Subordinated Notes

The following table sets forth as of March 31, 2012 and December 31, 2011 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s $201.3 million 1 1/4% convertible senior subordinated notes due 2036 (in millions):

	March 31, 2012	December 31, 2011
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(15.7)	(17.9)
Net carrying amount	$185.6	$183.4

The interest expense recognized for the three months ended March 31, 2012 and 2011 relating to the contractual interest coupon and the amortization of the discount on the liability component for the 1 1/4% convertible senior subordinated notes was approximately $2.8 million and $2.7 million, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the three months ended March 31, 2012 and 2011 was 6.1%. The unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013, as this is the earliest date that the notes’ holders can require the Company to repurchase the notes.

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

Holders of the Company’s 1 1/4% convertible senior subordinated notes may convert the notes, if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $40.73 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of March 31, 2012, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2012, and, therefore, the Company classified the notes as a current liability. The Company also classified approximately $15.7 million of the equity component of the 1 1/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

paid upon conversion over (ii) the current carrying amount of the liability-classified component. Future classification of the 1 1/4% convertible senior subordinated notes between current and long-term debt and classification of the equity component of the notes as “Temporary equity” is dependent on the closing sales price of the Company’s common stock during future quarters.

4 1/2% Senior Term Loan

The Company’s €200.0 million 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.(“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the notes at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

5 7/8%  Senior Notes

The Company’s $300.0 million of 5 7/8% senior notes due 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

Credit Facility

The Company’s revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $395.0 million term loan facility. The maturity date of the Company’s credit facility is December 1, 2016. The Company is required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2012, the Company had $758.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $237.0 million. As of December 31, 2011, the Company had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility approximate their fair values based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2012, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $314.1 million and $252.6 million, respectively, compared to their carrying values of $300.0 million and $185.6 million, respectively. At December 31, 2011, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $298.9 million and $252.4 million, respectively, compared to their carrying values of $300.0 million and $183.4 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2012 and December 31, 2011, outstanding letters of credit totaled $15.5 million and
$15.6 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INVENTORIES
Inventories at March 31, 2012 and December 31, 2011 were as follows (in millions):

	March 31, 2012	December 31, 2011
Finished goods	$775.9	$500.0
Repair and replacement parts	522.2	450.7
Work in process	176.6	127.6
Raw materials	550.0	481.3
Inventories, net	$2,024.7	$1,559.6

7.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2012 and 2011 consisted of the following (in millions):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$240.5	$199.5
Acquisitions	0.1	2.6
Accruals for warranties issued during the period	45.6	38.3
Settlements made (in cash or in kind) during the period	(36.7)	(30.0)
Foreign currency translation	7.6	7.8
Balance at March 31	$257.1	$218.2

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $228.5 million and $212.7 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. Approximately $28.6 million and $27.8 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    NET INCOME PER COMMON SHARE

Basic earnings per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted earnings per common share assumes exercise of outstanding SSARs, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2012	2011
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$120.2	$80.0
Weighted average number of common shares outstanding	97.1	94.1
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.24	$0.85
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$120.2	$80.0
Weighted average number of common shares outstanding	97.1	94.1
Dilutive SSARs, performance share awards and restricted stock awards	1.0	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.0	3.8
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted income per share	99.1	98.3
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.21	$0.81

SSARs to purchase approximately 0.6 million shares and 0.3 million shares of the Company’s common stock for the three months ended March 31, 2012 and 2011, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

9.    INCOME TAXES

At March 31, 2012 and December 31, 2011, the Company had approximately $81.3 million and $71.1 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of March 31, 2012 and December 31, 2011, the Company had approximately $27.1 million and $23.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of March 31, 2012 and December 31, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $9.2 million and $7.6 million, respectively.
Generally, the tax years 2006 through 2011 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

Cash Flow Hedges

During 2012 and 2011, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive income that was reclassified to cost of goods sold during the three months ended March 31, 2012 and 2011 was approximately $(0.4) million and $1.2 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2012 range in maturity through December 2012.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2012 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2011	$(5.4)	$(1.1)	$(4.3)
Net changes in fair value of derivatives	3.2	1.1	2.1
Net loss reclassified from accumulated other comprehensive loss into income	0.3	(0.1)	0.4
Accumulated derivative net losses as of March 31, 2012	$(1.9)	$(0.1)	$(1.8)

The Company had outstanding foreign currency contracts with a notional amount of approximately $275.9 million for both March 31, 2012 and December 31, 2011 that were entered into to hedge forecasted sale and purchase transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Derivative Transactions Not Designated as Hedging Instruments

During 2012 and 2011, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of March 31, 2012 and December 31, 2011, the Company had outstanding foreign currency contracts with a notional amount of approximately $937.0 million and $956.8 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three months ended March 31, 2012 and 2011, the Company recorded a net gain of approximately $7.2 million and $2.2 million, respectively, under the caption of “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of March 31, 2012 (in millions):

	Asset Derivatives As of March 31, 2012		Liability Derivatives As of March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.3	Other current liabilities	$1.6
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	3.6	Other current liabilities	3.1
Total derivative instruments		$3.9		$4.7

The table below sets forth the fair value of derivative instruments as of December 31, 2011 (in millions):

	Asset Derivatives As of December 31, 2011		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$4.3
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.3	Other current liabilities	7.9
Total derivative instruments		$7.3		$12.2

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
The following table sets forth changes in stockholders’ equity and temporary equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2012 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
Balance, December 31, 2011	$1.0	$1,073.2	$2,321.6	$(400.6)	$36.0	$3,031.2	$—
Stock compensation	—	8.4	—	—	—	8.4
Stock options and SSARs exercised	—	(0.2)	—	—	—	(0.2)
Distribution to noncontrolling interest	—	—	—	—	(0.2)	(0.2)
Comprehensive income:
Net income (loss)	—	—	120.2	—	2.1	122.3	(1.1)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	74.8	—	74.8
Defined benefit pension plans, net of tax	—	—	—	2.2	—	2.2
Unrealized gain on derivatives, net of tax	—	—	—	2.5	—	2.5
Investment by redeemable noncontrolling interest	—	—	—	—	—	—	16.9
Reclassification to temporary equity - Equity component of convertible senior subordinated notes	—	(15.7)	—	—	—	(15.7)	15.7
Balance, March 31, 2012	$1.0	$1,065.7	$2,441.8	$(321.1)	$37.9	$3,225.3	$31.5

Total comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest for the three months ended March 31, 2012 and 2011 was as follows (in millions):

	Noncontrolling Interests
	Three Months Ended March 31,
	2012	2011
Net income	$1.0	$1.6
Other comprehensive income:
Foreign currency translation adjustments	—	—
Defined benefit pension plans, net of tax	—	—
Unrealized gain on derivatives, net of tax	—	—
Total comprehensive income	$1.0	$1.6

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

At March 31, 2012 and December 31, 2011, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of March 31, 2012 and December 31, 2011, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately
$885.8 million and $827.5 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.2 million during the three months ended March 31, 2012. Losses on sales of receivables associated with the accounts receivable financing facilities reflected within “Other expense, net” and “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations were approximately $3.6 million during the three months ended March 31, 2011.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2012 and December 31, 2011, these retail finance joint ventures had approximately $63.2 million and $62.0 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

13.    EMPLOYEE BENEFIT PLANS

Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2012 and 2011 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2012	2011
Service cost	$4.3	$4.0
Interest cost	9.8	10.1
Expected return on plan assets	(8.9)	(9.1)
Amortization of net actuarial loss and prior service cost	2.6	1.7
Net annual pension cost	$7.8	$6.7

	Three Months Ended March 31,
Postretirement benefits	2012	2011
Service cost	$0.1	$0.1
Interest cost	0.4	0.4
Amortization of prior service credit	(0.1)	(0.1)
Amortization of net actuarial loss	0.1	0.1
Net annual postretirement benefit cost	$0.5	$0.5

During the three months ended March 31, 2012, approximately $11.4 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2012 to its defined benefit pension plans will aggregate approximately $39.0 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the three months ended March 31, 2012, the Company made approximately $0.5 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.9 million of contributions to its U.S.-based postretirement health care and life insurance benefit plans during 2012.

14.    SEGMENT REPORTING

Effective January 1, 2012, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Rest of World, to North America; South America; Europe/Africa/Middle East; and Asia/Pacific.  The Asia/Pacific reportable segment includes the regions of Asia, Australia and New Zealand, and the Europe/Africa/Middle East segment will now include certain markets in Eastern Europe. Effective January 1, 2012, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for the three months ended March 31, 2011 have been adjusted to reflect the change in reportable segments.

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2012 and 2011 and assets as of March 31, 2012 and December 31, 2011 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2012
Net sales	$566.5	$415.4	$1,199.8	$92.0	$2,273.7
Income from operations	50.2	23.9	135.8	0.9	210.8
Depreciation	9.9	5.8	25.8	1.9	43.4
Capital expenditures	10.9	11.1	64.3	0.8	87.1
2011
Net sales	$359.4	$410.5	$973.0	$54.8	$1,797.7
Income from operations	12.7	33.4	83.9	5.1	135.1
Depreciation	6.3	5.1	24.3	0.7	36.4
Capital expenditures	5.4	2.6	28.4	0.4	36.8
Assets
As of March 31, 2012	$1,011.6	$727.3	$2,293.2	$249.1	$4,281.2
As of December 31, 2011	861.4	585.5	1,990.9	215.7	3,653.5

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2012	2011
Segment income from operations	$210.8	$135.1
Corporate expenses	(21.0)	(17.4)
Stock compensation	(7.8)	(4.4)
Restructuring and other infrequent expenses	—	(0.2)
Amortization of intangibles	(12.2)	(4.4)
Consolidated income from operations	$169.8	$108.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	As of March 31, 2012	As of December 31, 2011
Segment assets	$4,281.2	$3,653.5
Cash and cash equivalents	426.7	724.4
Receivables from affiliates	129.3	122.9
Investments in affiliates	366.3	346.3
Deferred tax assets, other current and noncurrent assets	596.9	549.1
Intangible assets, net	662.6	666.5
Goodwill	1,238.8	1,194.5
Consolidated total assets	$7,701.8	$7,257.2

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

At March 31, 2012, the Company guaranteed indebtedness owed to third parties of approximately $143.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

The Company sells a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Legal Claims and Other Matters

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $38.6 million and $37.4 million against its outstanding balance of Brazilian VAT taxes receivable as of March 31, 2012 and December 31, 2011, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2012, not including interest and penalties, was approximately R$90.6 million (or approximately $49.6 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the first quarter of 2012, we generated net income of $120.2 million, or $1.21 per share, compared to net income of $80.0 million, or $0.81 per share, for the same period in 2011.

Net sales during the first quarter of 2012 were $2,273.7 million, which were approximately 26.5% higher than the first quarter of 2011 due to sales growth in most of our geographical segments as well as the favorable impact of acquisitions, partially offset by the unfavorable impact of currency translation.

Income from operations for the first quarter of 2012 was $169.8 million, compared to $108.7 million in the first quarter of 2011. The increase in income from operations during the first quarter of 2012 was a result of an increase in net sales as well as improved gross margins resulting primarily from higher production volumes in Europe and North America and a favorable product mix, which were partially offset by higher material costs and increased engineering and selling, general and administrative (“SG&A”) expenses.
Income from operations increased in our Europe/Africa/Middle East (“EAME”) region in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher sales and production volumes as well as improved cost controls and a better product mix. In the South America region, income from operations decreased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the impact of acquisitions and higher engineering and SG&A expenses. Income from operations in North America was higher in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the positive impact of acquisitions, increased sales, the benefit of higher production levels and cost control initiatives. Income from operations in our Asia/Pacific region decreased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher expenses in China.

Industry Unit Retail Sales
In North America, industry unit retail sales of tractors for the first quarter of 2012 increased by approximately 1% compared to the first quarter of 2011, resulting primarily from increases in industry unit retail sales of utility and high horsepower tractors, offset by decreases in industry unit retail sales of lower horsepower tractors. Record farm income in 2011 and the expectation of continued favorable farm economics resulted in the strength in retail sales of high horsepower tractors. Improvement in the dairy and livestock sector contributed to higher industry unit retail sales of mid-range tractors. Industry unit retail sales of combines for the first quarter of 2012 decreased by approximately 40% compared to the first quarter of 2011, primarily due to timing of industry production and high levels of demand in 2011.

In Western Europe, industry unit retail sales of tractors and combines for the first quarter of 2012 increased approximately 1% and 23%, respectively, compared to the first quarter of 2011. Healthy farm economics resulted in increases in retail sales of both tractors and combines. The tractor sales growth in France, the United Kingdom and Germany was partially offset by declines in Italy and Spain. Combine sales also improved compared to weak levels in the first quarter of 2011.

South American industry unit retail sales of tractors in the first quarter of 2012 decreased approximately 7% compared to the elevated levels in the same period in 2011. Industry unit retail sales of combines for the first quarter of 2012 were approximately 3% lower than the first quarter of 2011. Drought impacted the early harvests in southern Brazil and Argentina and resulted in weaker demand in these markets. Despite the adverse weather in the first quarter of 2012, overall industry demand in South America remains at a high level primarily due to the continuation and expansion of attractive government financing programs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
Net sales for the first quarter of 2012 were $2,273.7 million compared to $1,797.7 million for the same period in 2011. Acquisitions positively impacted net sales by approximately $204.5 million, or 11.4%, in the first quarter of 2012 and foreign currency translation negatively impacted net sales by approximately $77.1 million, or 4.3%, in the first quarter of 2012.

The following table sets forth, for the three months ended March 31, 2012, the impact to net sales of acquisitions by geographical segment (in millions, except percentages):

	Three Months Ended March 31,			Change Due to Acquisitions
	2012	2011	% Change from 2011	$	%
North America	$566.5	$359.4	57.6%	$113.7	31.6%
South America	415.4	410.5	1.2%	28.5	7.0%
Europe/Africa/Middle East	1,199.8	973.0	23.3%	39.0	4.0%
Asia/Pacific	92.0	54.8	67.9%	23.3	42.5%
	$2,273.7	$1,797.7	26.5%	$204.5	11.4%

The following table sets forth, for the three months ended March 31, 2012, the impact to net sales of currency translation by geographical segment, calculated as the difference in net sales for the three months ended March 31, 2012 at actual 2012 exchange rates versus 2011 exchange rates (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2012	2011	$	%	$	%
North America	$566.5	$359.4	$207.1	57.6%	$(3.6)	(1.0)%
South America	415.4	410.5	4.9	1.2%	(23.7)	(5.8)%
Europe/Africa/Middle East	1,199.8	973.0	226.8	23.3%	(50.7)	(5.2)%
Asia/Pacific	92.0	54.8	37.2	67.9%	0.9	1.6%
	$2,273.7	$1,797.7	$476.0	26.5%	$(77.1)	(4.3)%

Regionally, net sales in North America increased during the first quarter of 2012 compared to the same period in 2011 resulting from acquisition impacts and increased sales across all major product categories in the region. The most significant increases in sales were in high horsepower tractors, sprayers and hay equipment. In the EAME region, net sales increased in the first quarter of 2012 compared to the same period in 2011 as a result of improved market conditions in Germany, France and the United Kingdom, partially offset by market declines in certain Southern European markets. The region's sales in the first quarter of 2012 also benefited from the planned accelerated production and dealer shipments of certain European tractors due to a scheduled transition to a new assembly facility in Germany in the third quarter of 2012. The region’s sales in the first quarter of 2012 also benefited from accelerated production and dealer shipments in Germany. Net sales in South America increased during the first quarter of 2012 compared to the same period in 2011 as a result of the positive impact of acquisitions, which were mostly offset by a decreased demand in the region due to drought conditions in Southern Brazil and Argentina. In the Asia/Pacific segment, net sales increased in the first quarter of 2012 compared to the same period in 2011 as a result of sales growth in Asia and the positive impact of acquisitions. We estimate that worldwide average price increases during the first quarter of 2012 were approximately 3%. Consolidated net sales of tractors and combines, which comprised approximately 64% of our net sales in the first quarter of 2012, increased approximately 13% in the first quarter of 2012 compared to the same period in 2011. Unit sales of tractors and combines increased approximately 4% during the first quarter of 2012 compared to the same period in 2011. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2012		2011
	$	% of Net Sales	$	% of Net Sales
Gross profit	$493.0	21.7%	$355.9	19.8%
Selling, general and administrative expenses	238.9	10.5%	184.7	10.3%
Engineering expenses	72.1	3.2%	57.9	3.2%
Restructuring and other infrequent expenses	—	—	0.2	—
Amortization of intangibles	12.2	0.5%	4.4	0.2%
Income from operations	$169.8	7.5%	$108.7	6.1%

Gross profit as a percentage of net sales increased during the first quarter of 2012 compared to the same period in 2011, primarily due to higher production levels in Europe and North America, favorable pricing, an improved sales mix and cost control initiatives, partially offset by higher material costs. Unit production of tractors and combines during the first quarter of 2012 was approximately 12% higher than the comparable period in 2011. We recorded approximately $0.6 million and $0.3 million of stock compensation expense within cost of goods sold during the first quarter of 2012 and 2011, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements.

SG&A expenses as a percentage of net sales increased during the first quarter of 2012 compared to the same period in 2011, primarily due to higher marketing expenses associated with new market expansion and product introductions as well as acquisition-related expenses. Engineering expenses increased during the first quarter of 2012 compared to the prior year period, primarily due to increased investment levels of new product development including costs to meet new engine emission standards in the United States and Europe. We recorded approximately $7.8 million and $4.4 million of stock compensation expense within SG&A during the first quarter of 2012 and 2011, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements. Amortization of intangibles increased during the first quarter of 2012 as a result of acquisitions completed during 2011 and January 2012.

Interest expense, net was $13.0 million for the first quarter of 2012 compared to $5.5 million for the comparable period in 2011. The increase in interest expense during the first quarter of 2012 is primarily due to increased debt levels associated with the funding of recent acquisitions, as is more fully explained in “Liquidity and Capital Resources.”

Other expense, net was $4.4 million for the first quarter of 2012 compared to $2.3 million for the same period in 2011. Losses on sales of receivables, related to our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $5.2 million for the first quarter of 2012 compared to $3.0 million for the comparable period in 2011. The increase in 2012 was due to a higher amount of receivables sold in Europe under our accounts receivable sales agreement with our AGCO Finance joint ventures in Europe, as is more fully discussed in “Retail Finance Joint Ventures.”

We recorded an income tax provision of $43.2 million for the first quarter of 2012 compared to $30.7 million for the comparable period in 2011. Our effective tax rate was lower in the first quarter of 2012 as a result of an increase in income in jurisdictions, such as the United States and Switzerland, for which no tax provision is being recorded due to previously established valuation allowances against deferred tax assets and net operating loss carryforwards.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $12.0 million for the first quarter of 2012 compared to $11.4 million for the comparable period in 2011. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

RETAIL FINANCE JOINT VENTURES
Our AGCO Finance retail finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Brazil, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank”, a financial institution based in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2012, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $341.4 million compared to $322.2 million as of December 31, 2011. The total finance portfolio in our retail finance joint ventures was approximately $7.8 billion and $7.5 billion as of March 31, 2012 and December 31, 2011, respectively. The total finance portfolio as of March 31, 2012 included approximately $6.7 billion of retail receivables and $1.1 billion of wholesale receivables from AGCO dealers.  The total finance portfolio as of December 31, 2011 included approximately $6.4 billion of retail receivables and $1.1 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers.  For the three months ended March 31, 2012, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $11.3 million compared to $10.4 million for the same period in 2011.

The retail finance portfolio in our retail finance joint venture in Brazil was approximately $2.1 billion and $2.0 billion as of March 31, 2012 and December 31, 2011, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities.

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•
Our $201.3 million of 1 1/4% convertible senior subordinated notes, which mature in 2036 and which may be required to be repurchased on December 15, 2013 or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €200.0 million (or approximately $266.8 million as of March 31, 2012) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $395.0 million term loan facility, which expires in December 2016. As of March 31, 2012, $363.0 million was outstanding under the multi-currency revolving credit facility and $395.0 million was outstanding under the term loan facility (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and Europe. As of March 31, 2012, approximately $885.8 million of cash had been received under these agreements (see further discussion below).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Current Facilities
Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 15, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of our common stock. Refer to our Form 10-K for the year ended December 31, 2011 for a full description of these notes.

As of March 31, 2012, the closing sales price of our common stock had exceeded 120% of the conversion price of$40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2012, and, therefore, we classified the notes as a current liability. We also classified approximately $15.7 million of the equity component of the 1 1/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Future classification of the 1 1/4% convertible senior subordinated notes between current and long-term debt and classification of the equity component of the notes as “Temporary equity” is dependent on the closing sales price of our common stock during future quarters.

The 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 5 and 8 of our Condensed Consolidated Financial Statements for further discussion.

Our €200.0 million 4 1/2% senior term loan with Rabobank is due May 2, 2016. We have the ability to prepay the term loan before its maturity date. Interest is payable on the notes at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Our $300.0 million of 5 7/8% senior notes due 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to the greater of: (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

Our revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $395.0 million term loan facility. The maturity date of our credit facility is December 1, 2016. We are required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2012, we had $758.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $237.0 million. As of December 31, 2011, we had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Our accounts receivable sales agreements in North America and Europe, permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sale of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of March 31, 2012 and December 31, 2011, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $885.8 million and $827.5 million, respectively.

Our AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2012 and December 31, 2011, these retail finance joint ventures had approximately $63.2 million and $62.0 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $280.5 million for the first quarter of 2012 compared to approximately $167.4 million for the first quarter of 2011. The increase in cash flows used in operating activities during 2012 was primarily due to seasonal increases of working capital.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,509.4 million in working capital at March 31, 2012, as compared with $1,457.3 million at December 31, 2011 and $1,109.5 million at March 31, 2011. Accounts receivable and inventories, combined, at March 31, 2012 were $578.9 million higher than at December 31, 2011 and $528.7 million higher than at March 31, 2011. The increase in accounts receivable and inventories during the first quarter of 2012 was as a result of our recent acquisitions, net sales growth, the increase in production levels and seasonality.

Capital expenditures for the first quarter of 2012 were $87.1 million compared to $36.8 million for the first quarter of 2011. We anticipate that capital expenditures for the full year of 2012 will be approximately $350.0 million and will primarily be used to support expansion of our manufacturing operations, improving productivity, as well as to support the development and enhancement of new and existing products.

Our debt to capitalization ratio, which is total indebtedness and temporary equity (related to our 1 1/4% convertible senior subordinated notes) divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 33.2% at March 31, 2012 compared to 32.7% at December 31, 2011.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are a party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At March 31, 2012, we guaranteed indebtedness owed to third parties of approximately $143.9 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European retail finance joint ventures. In addition, at March 31, 2012, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,212.9 million. Refer to “Liquidity and Capital Resources,” “Item 3. Quantitative and Qualitative Disclosures about Market Risk- Foreign Currency Risk Management,” as well as Notes 10, 12 and 15 of our Condensed Consolidated Financial Statements for further discussion of these matters.

Contingencies
As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $38.6 million and $37.4 million against our outstanding balance of Brazilian VAT taxes receivable as of March 31, 2012 and December 31, 2011, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

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

Refer to Note 15 of our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Global industry sales are expected to grow modestly in 2012 compared to 2011. Growth is expected in Western and Eastern Europe and market conditions are projected to remain strong in North America and South America. For the full year of 2012, we expect an increase in net sales and earnings compared to the full year of 2011. Gross margin improvement is expected to be partially offset by increased engineering and market expansion expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments, and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS
Certain statements in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources,” “Commitments and Off-Balance Sheet Arrangements” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, industry demand, market conditions, general economic outlook, availability of financing, productivity, production transition to a new assembly facility, manufacturing expansion, cost control and product development initiatives, production levels, engineering and market expansion expenses, margin improvements, guarantees of indebtedness, compliance with loan covenants, equipment resales, capital expenditures, and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;
•     cost of steel and other raw materials;
•     energy costs;
•     performance and collectability of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	integration of our recent acquisitions;

•	our expansion plans in emerging markets;

•	supply and capacity constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	regulations affecting privacy and data protection;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2011 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

We attempt to manage our transactional foreign currency exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency contracts. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar and the Swiss franc in relation to the Euro. When practical, this translation impact is reduced by financing local operations with local borrowings. Our hedging policy prohibits use of foreign currency contracts for speculative trading purposes.

    All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2012 and 2011, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss)gain recorded in other comprehensive income that was reclassified to cost of goods sold during the three months ended March 31, 2012 and 2011 was approximately $(0.4) million and $1.2 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2012 range in maturity through December 2012.

    Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $43.5 million as of March 31, 2012.  Using the same sensitivity analysis as of March 31, 2011, the fair value of such instruments would have decreased by approximately $24.6 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the three months ended March 31, 2012 would have increased collectively by approximately $0.7 million.

We had no interest rate swap contracts outstanding during the three months ended March 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:	May 9, 2012	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)