Form 10-Q
period 2012-09-30
AGCO CORP /DE
filed 2012-11-07
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2012
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
As of October 31, 2012, AGCO Corporation had 96,998,929 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$321.9	$724.4
Accounts and notes receivable, net	1,088.6	994.2
Inventories, net	2,013.9	1,559.6
Deferred tax assets	150.3	142.7
Other current assets	266.8	241.9
Total current assets	3,841.5	3,662.8
Property, plant and equipment, net	1,306.5	1,222.6
Investment in affiliates	380.7	346.3
Deferred tax assets	35.7	37.6
Other assets	134.8	126.9
Intangible assets, net	630.0	666.5
Goodwill	1,191.9	1,194.5
Total assets	$7,521.1	$7,257.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$52.8	$60.1
Accounts payable	821.0	937.0
Accrued expenses	1,143.6	1,080.6
Other current liabilities	121.7	127.8
Total current liabilities	2,139.1	2,205.5
Long-term debt, less current portion	1,353.9	1,409.7
Pensions and postretirement health care benefits	289.1	298.6
Deferred tax liabilities	196.4	192.3
Other noncurrent liabilities	152.6	119.9
Total liabilities	4,131.1	4,226.0
Commitments and contingencies (Note 15)
Temporary equity	8.9	—
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2012 and 2011	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 96,998,929 and 97,194,732 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1.0	1.0
Additional paid-in capital	1,092.4	1,073.2
Retained earnings	2,741.2	2,321.6
Accumulated other comprehensive loss	(487.5)	(400.6)
Total AGCO Corporation stockholders’ equity	3,347.1	2,995.2
Noncontrolling interests	34.0	36.0
Total stockholders’ equity	3,381.1	3,031.2
Total liabilities, temporary equity and stockholders’ equity	$7,521.1	$7,257.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2012	2011
Net sales	$2,295.0	$2,099.1
Cost of goods sold	1,804.0	1,691.3
Gross profit	491.0	407.8
Selling, general and administrative expenses	262.8	221.2
Engineering expenses	76.4	67.5
Amortization of intangibles	12.2	4.8
Income from operations	139.6	114.3
Interest expense, net	15.8	3.1
Other expense, net	13.8	7.1
Income before income taxes and equity in net earnings of affiliates	110.0	104.1
Income tax provision	30.5	31.6
Income before equity in net earnings of affiliates	79.5	72.5
Equity in net earnings of affiliates	12.6	12.0
Net income	92.1	84.5
Net loss (income) attributable to noncontrolling interests	2.4	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	$94.5	$84.4
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.97	$0.88
Diluted	$0.96	$0.87
Weighted average number of common and common equivalent shares outstanding:
Basic	97.0	96.4
Diluted	98.4	96.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2012	2011
Net sales	$7,258.8	$6,255.4
Cost of goods sold	5,663.4	5,003.4
Gross profit	1,595.4	1,252.0
Selling, general and administrative expenses	756.7	622.4
Engineering expenses	227.5	191.6
Restructuring and other infrequent income	—	(0.7)
Amortization of intangibles	36.9	14.1
Income from operations	574.3	424.6
Interest expense, net	43.5	21.1
Other expense, net	24.3	17.3
Income before income taxes and equity in net earnings of affiliates	506.5	386.2
Income tax provision	131.0	123.4
Income before equity in net earnings of affiliates	375.5	262.8
Equity in net earnings of affiliates	39.9	37.2
Net income	415.4	300.0
Net loss (income) attributable to noncontrolling interests	4.2	(1.9)
Net income attributable to AGCO Corporation and subsidiaries	$419.6	$298.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$4.32	$3.13
Diluted	$4.25	$3.04
Weighted average number of common and common equivalent shares outstanding:
Basic	97.1	95.1
Diluted	98.6	97.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended September 30,
	2012	2011
Net income	$92.1	$84.5
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	28.7	(320.7)
Defined benefit pension plans, net of tax	2.1	1.5
Unrealized gain (loss) on derivatives, net of tax	2.5	(9.0)
Other comprehensive income (loss), net of reclassification adjustments	33.3	(328.2)
Comprehensive income (loss)	125.4	(243.7)
Comprehensive loss attributable to noncontrolling interests	2.5	—
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$127.9	$(243.7)

	Nine Months Ended September 30,
	2012	2011
Net income	$415.4	$300.0
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(96.9)	(152.6)
Defined benefit pension plans, net of tax	7.1	4.6
Unrealized gain (loss) on derivatives, net of tax	1.4	(3.7)
Other comprehensive loss, net of reclassification adjustments	(88.4)	(151.7)
Comprehensive income	327.0	148.3
Comprehensive loss (income) attributable to noncontrolling interests	5.7	(1.9)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$332.7	$146.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$415.4	$300.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	125.4	110.2
Deferred debt issuance cost amortization	2.6	2.3
Amortization of intangibles	36.9	14.1
Amortization of debt discount	6.5	6.1
Stock compensation	28.8	17.9
Equity in net earnings of affiliates, net of cash received	(27.4)	(21.7)
Deferred income tax benefit	(1.4)	(3.3)
Other	—	(1.4)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(132.2)	49.9
Inventories, net	(481.5)	(333.6)
Other current and noncurrent assets	(38.1)	(15.5)
Accounts payable	(88.8)	56.9
Accrued expenses	95.6	88.8
Other current and noncurrent liabilities	25.0	(0.2)
Total adjustments	(448.6)	(29.5)
Net cash (used in) provided by operating activities	(33.2)	270.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(235.2)	(187.2)
Proceeds from sale of property, plant and equipment	0.6	0.9
Purchase of businesses, net of cash acquired	(2.4)	(88.3)
Investments in consolidated affiliates, net of cash acquired	(20.1)	(25.0)
Investments in unconsolidated affiliates, net	(11.3)	(8.3)
Restricted cash and other	(1.0)	—
Net cash used in investing activities	(269.4)	(307.9)
Cash flows from financing activities:
Repurchase or conversion of convertible senior subordinated notes	—	(161.0)
Repayment of debt obligations, net	(89.5)	(47.3)
Payment of debt issuance costs	(0.1)	—
Purchases and retirement of common stock	(9.5)	—
Payment of minimum tax withholdings on stock compensation	(0.2)	(2.5)
(Distribution to) investment by noncontrolling interests	(0.6)	(1.0)
Proceeds from issuance of common stock	—	0.2
Net cash used in financing activities	(99.9)	(211.6)
Effects of exchange rate changes on cash and cash equivalents	—	(15.7)
Decrease in cash and cash equivalents	(402.5)	(264.7)
Cash and cash equivalents, beginning of period	724.4	719.9
Cash and cash equivalents, end of period	$321.9	$455.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for interim periods are not necessarily indicative of the results for the year. Certain prior period amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes it is more likely than not that the fair value of such an asset exceeds its carrying amount, it need not calculate the fair value of the asset in that year. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s results of operations or financial condition.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The standard initially required that reclassification adjustments from other comprehensive income be measured and presented by income statement line item on the face of the statement of operations. In December 2011, however, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” This standard defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. The Company adopted these standards by consecutively presenting the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

On November 30, 2011, the Company acquired 98% of Shandong Dafeng Machinery Co., Ltd. (“Dafeng”) for approximately 171.7 million yuan (or approximately $26.9 million). The Company acquired approximately $17.1 million of cash and assumed approximately $41.1 million of current indebtedness associated with the transaction. Dafeng is located in Yanzhou, China and manufactures a complete range of corn, grain, rice and soybean harvesting machines for Chinese domestic markets. The acquisition was funded with available cash on hand.

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

The following unaudited pro forma data summarizes the results of operations for the three and nine months ended September 30, 2011 as if the current year acquisition and prior year acquisitions had occurred as of January 1, 2011 and 2010, respectively. The unaudited pro forma information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies. The unaudited pro forma financial information has been adjusted to give effect to adjustments that are directly related to the business combination, factually supportable, and expected to have a continuing impact. The adjustments include the application of the Company’s accounting policies, depreciation and amortization related to fair value adjustments to property, plant and equipment, intangible assets and inventory, tax-related adjustments, and the impact of the Company’s issuance of $300.0 million of 5 7/8% senior notes and the credit facility, which were used to finance the acquisition of GSI. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transactions occurred on the date indicated or what the results of operations may be in any future period (in millions, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Net sales	$2,305.9	$6,874.7
Net income attributable to AGCO Corporation and subsidiaries	102.7	348.8
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.07	$3.67
Diluted	$1.06	$3.56

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$0.7	$0.4	$1.9	$1.1
Selling, general and administrative expenses	8.9	6.0	27.1	17.0
Total stock compensation expense	$9.6	$6.4	$29.0	$18.1

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2012 and 2011 was $52.14 and $53.04, respectively.

During the nine months ended September 30, 2012, the Company granted 1,058,896 awards primarily related to the three-year performance period commencing in 2012 and ending in 2014, assuming the maximum target level of performance is achieved. During the nine months ended September 30, 2012, the Company also granted 144,048 awards related to a three- to five-year performance period that commenced in 2011 and ending in 2015, assuming the maximum target level of performance is achieved for operating margin improvement. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2012 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,207,981
Shares awarded	1,202,944
Shares forfeited or unearned	(126,339)
Shares earned	—
Shares awarded but not earned at September 30	3,284,586

As of September 30, 2012, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $51.1 million, and the weighted average period over which it is expected to be recognized is approximately two years.

During the three and nine months ended September 30, 2012, the Company recorded stock compensation expense of approximately $1.0 million and $2.8 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. During the three and nine months ended September 30, 2011, the Company recorded stock compensation expense of approximately $0.6 million and $1.9 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the nine months ended September 30, 2012 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Weighted average grant-date fair value	$22.50	$22.54
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	0.8%	2.0%
Expected volatility	51.0%	49.5%
Expected dividend yield	—	—

SSAR transactions during the nine months ended September 30, 2012 were as follows:

SSARs outstanding at January 1	832,060
SSARs granted	305,900
SSARs exercised	(36,548)
SSARs canceled or forfeited	(20,325)
SSARs outstanding at September 30	1,081,087
SSAR price ranges per share:
Granted	$ 51.37-52.94
Exercised	21.45-37.38
Canceled or forfeited	43.39-52.94
Weighted average SSAR exercise prices per share:
Granted	$52.89
Exercised	26.43
Canceled or forfeited	48.84
Outstanding at September 30	41.46

At September 30, 2012, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of September 30, 2012, the total compensation cost related to unvested SSARs not yet recognized was approximately $8.7 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of September 30, 2012	Weighted Average Exercise Price
$21.45 – $32.01	247,250	3.2	$22.14	173,500	$22.12
$33.65 – $44.55	286,150	3.1	$35.30	192,500	$35.92
$47.89 – $56.98	547,687	5.3	$53.40	138,787	$55.54
	1,081,087			504,787	$36.57

The total fair value of SSARs vested during the nine months ended September 30, 2012 was approximately $2.5 million. There were 576,300 SSARs that were not vested as of September 30, 2012. The total intrinsic value of outstanding and exercisable SSARs as of September 30, 2012 was $9.7 million and $6.6 million, respectively. The total intrinsic value of

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSARs exercised during the nine months ended September 30, 2012 was approximately $0.9 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2012 grant was made on April 26, 2012 and equated to 19,251 shares of common stock, of which 13,986 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $0.9 million during the nine months ended September 30, 2012 associated with these grants.

As of September 30, 2012, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 4.1 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Stock Option Plan

During the nine months ended September 30, 2012, 2,000 stock options outstanding as of December 31, 2011 were exercised with an exercise price of $20.85. There were no stock options outstanding as of September 30, 2012 under the stock option plan. The total intrinsic value of options exercised during the nine months ended September 30, 2012 was approximately $0.1 million. Cash proceeds received from stock option exercises was less than $0.1 million for the nine months ended September 30, 2012. The Company did not realize a tax benefit from the exercise of these options.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2012 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2011	$118.1	$511.4	$85.7	$8.6	$723.8
Acquisitions	1.5	—	1.1	—	2.6
Foreign currency translation	(0.7)	(5.3)	(0.7)	—	(6.7)
Balance as of September 30, 2012	$118.9	$506.1	$86.1	$8.6	$719.7

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2011	$13.1	$85.3	$50.3	$—	$148.7
Amortization expense	5.0	29.5	2.3	0.1	36.9
Foreign currency translation	—	(4.3)	(0.5)	—	(4.8)
Balance as of September 30, 2012	$18.1	$110.5	$52.1	$0.1	$180.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2011	$91.4
Foreign currency translation	(0.3)
Balance as of September 30, 2012	$91.1

Changes in the carrying amount of goodwill during the nine months ended September 30, 2012 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2011	$415.9	$212.2	$496.8	$69.6	$1,194.5
Acquisitions	—	28.4	—	(3.7)	24.7
Adjustments related to income taxes	—	—	(6.4)	—	(6.4)
Foreign currency translation	—	(19.9)	(2.1)	1.1	(20.9)
Balance as of September 30, 2012	$415.9	$220.7	$488.3	$67.0	$1,191.9

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 45 years.
During the nine months ended September 30, 2012, the Company reduced goodwill by approximately $6.4 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

5.    INDEBTEDNESS

Indebtedness consisted of the following at September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012	December 31, 2011
1 1/4% Convertible senior subordinated notes due 2036	$189.9	$183.4
4 1/2% Senior term loan due 2016	257.1	259.4
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility expires 2016	600.0	665.0
Other long-term debt	59.7	62.0
	1,406.7	1,469.8
Less: Current portion of long-term debt	(52.8)	(60.1)
Total indebtedness, less current portion	$1,353.9	$1,409.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Convertible Senior Subordinated Notes

The following table sets forth as of September 30, 2012 and December 31, 2011 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s $201.3 million 1 1/4% convertible senior subordinated notes due 2036 (in millions):

	September 30, 2012	December 31, 2011
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(11.4)	(17.9)
Net carrying amount	$189.9	$183.4

The interest expense recognized relating to the contractual interest coupon and the amortization of the discount on the liability component for the 1 1/4% convertible senior subordinated notes was approximately $2.8 million and $8.4 million for the three and nine months ended September 30, 2012, respectively, and $2.7 million and $8.1 million for the three and nine months ended September 30, 2011, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the nine months ended September 30, 2012 and 2011 was 6.1%. The unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013, as this is the earliest date that the notes’ holders can require the Company to repurchase the notes.

The Company’s 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006, and provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes.

Holders of the Company’s 1 1/4% convertible senior subordinated notes may convert the notes if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $40.73 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of September 30, 2012 and December 31, 2011, the closing sales price of the Company’s common stock had not exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2012 and December 31, 2011, and, therefore, the Company classified the notes as long-term debt. Future classification of the 1 1/4% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of the Company’s common stock during future quarters.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $257.1 million as of September 30, 2012) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

5 7/8%  Senior Notes

The Company’s $300.0 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest,

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

Credit Facility

The Company’s revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $385.0 million term loan facility. The maturity date of the Company’s credit facility is December 1, 2016. The Company is required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2012, the Company had $600.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $385.0 million. As of December 31, 2011, the Company had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility approximate their fair values based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2012, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $324.6 million and $249.6 million, respectively, compared to their carrying values of $300.0 million and $189.9 million, respectively. At December 31, 2011, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $298.9 million and $252.4 million, respectively, compared to their carrying values of $300.0 million and $183.4 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2012 and December 31, 2011, outstanding letters of credit totaled $16.9 million and $15.6 million, respectively.

6.    INVENTORIES
Inventories at September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012	December 31, 2011
Finished goods	$799.9	$500.0
Repair and replacement parts	545.1	450.7
Work in process	176.7	127.6
Raw materials	492.2	481.3
Inventories, net	$2,013.9	$1,559.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    PRODUCT WARRANTY

The warranty reserve activity for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$255.2	$237.5	$240.5	$199.5
Acquisitions	—	—	0.1	2.6
Accruals for warranties issued during the period	41.7	43.2	133.0	136.8
Settlements made (in cash or in kind) during the period	(43.4)	(40.5)	(117.4)	(109.9)
Foreign currency translation	2.4	(14.9)	(0.3)	(3.7)
Balance at September 30	$255.9	$225.3	$255.9	$225.3

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $224.1 million and $212.7 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively. Approximately $31.8 million and $27.8 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively.

8.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes exercise of outstanding SSARs, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$94.5	$84.4	$419.6	$298.1
Weighted average number of common shares outstanding	97.0	96.4	97.1	95.1
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.97	$0.88	$4.32	$3.13
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$94.5	$84.4	$419.6	$298.1
Weighted average number of common shares outstanding	97.0	96.4	97.1	95.1
Dilutive SSARs, performance share awards and restricted stock awards	1.0	0.2	1.0	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	0.4	0.3	0.5	2.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	98.4	96.9	98.6	97.9
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.96	$0.87	$4.25	$3.04

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSARs to purchase approximately 0.6 million shares of the Company’s common stock for the three and nine months ended September 30, 2012 and approximately 0.3 million shares of the Company’s common stock for the three and nine months ended September 30, 2011 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

9.    INCOME TAXES

At September 30, 2012 and December 31, 2011, the Company had approximately $94.9 million and $71.1 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of September 30, 2012 and December 31, 2011, the Company had approximately $27.5 million and $23.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 30, 2012 and December 31, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $10.3 million and $7.6 million, respectively.
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

The foreign currency contracts are primarily forward and options contracts. These contracts’ fair value measurements fall within the Level 2 fair value hierarchy. Level 2 fair value measurements are generally based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets. The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.

The Company’s senior management establishes the Company’s foreign currency and interest rate risk management policies. These policies are reviewed periodically by the Audit Committee of the Company’s Board of Directors. The policies

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

allow for the use of derivative instruments to hedge exposures to movements in foreign currency and interest rates. The Company’s policies prohibit the use of derivative instruments for speculative purposes.

Cash Flow Hedges

During 2012 and 2011, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive (loss) income and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive (loss) income that was reclassified to cost of goods sold during the nine months ended September 30, 2012 and 2011 was approximately $(5.4) million and $4.9 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2012 range in maturity through December 2013.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2012 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2011	$(5.4)	$(1.1)	$(4.3)
Net changes in fair value of derivatives	(3.4)	0.6	(4.0)
Net loss reclassified from accumulated other comprehensive loss into income	5.6	0.2	5.4
Accumulated derivative net losses as of September 30, 2012	$(3.2)	$(0.3)	$(2.9)

The Company had outstanding foreign currency contracts with a notional amount of approximately $110.9 million and $275.9 million as of September 30, 2012 and December 31, 2011, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2012 and 2011, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of September 30, 2012 and December 31, 2011, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,275.6 million and $956.8 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and nine months ended September 30, 2012, the Company recorded a net gain of approximately $6.3 million and $7.2 million, respectively, under the caption of “Other expense, net” related to these contracts. For the three and nine months ended September 30, 2011, the Company recorded a net loss of approximately $15.7 million and $13.8 million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of September 30, 2012 (in millions):

	Asset Derivatives As of September 30, 2012		Liability Derivatives As of September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$3.1
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.2	Other current liabilities	6.2
Total derivative instruments		$5.2		$9.3

The table below sets forth the fair value of derivative instruments as of December 31, 2011 (in millions):

	Asset Derivatives As of December 31, 2011		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$4.3
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.3	Other current liabilities	7.9
Total derivative instruments		$7.3		$12.2

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
The following table sets forth changes in stockholders’ equity and temporary equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the nine months ended September 30, 2012 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
Balance, December 31, 2011	$1.0	$1,073.2	$2,321.6	$(400.6)	$36.0	$3,031.2	$—
Stock compensation	—	28.8	—	—	—	28.8	—
Stock options and SSARs exercised	—	(0.1)	—	—	—	(0.1)	—
Changes in noncontrolling interest	—	—	—	—	(3.7)	(3.7)	—
Distribution to noncontrolling interest	—	—	—	—	(1.3)	(1.3)	—
Comprehensive income:
Net income (loss)	—	—	419.6	—	3.0	422.6	(7.2)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(95.4)	—	(95.4)	(1.5)
Defined benefit pension plans, net of tax	—	—	—	7.1	—	7.1	—
Unrealized gain on derivatives, net of tax	—	—	—	1.4	—	1.4	—
Purchases and retirement of common stock	—	(9.5)	—	—	—	(9.5)	—
Investment by redeemable noncontrolling interest	—	—	—	—	—	—	17.6
Balance, September 30, 2012	$1.0	$1,092.4	$2,741.2	$(487.5)	$34.0	$3,381.1	$8.9

Total comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(2.4)	$0.1	$(4.2)	$1.9
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.1)	(0.1)	(1.5)	—
Defined benefit pension plans, net of tax	—	—	—	—
Unrealized gain on derivatives, net of tax	—	—	—	—
Total comprehensive (loss) income	$(2.5)	$—	$(5.7)	$1.9

Share Repurchase Program

In July 2012, the Board of Directors approved a share repurchase program under which the Company is permitted to repurchase up to $50.0 million of its common stock. In the third quarter of 2012, through open market transactions, the Company repurchased 224,007 shares of its common stock for approximately $9.5 million at an average price paid of $42.44 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

At September 30, 2012 and December 31, 2011, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of September 30, 2012 and December 31, 2011, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $929.5 million and $827.5 million, respectively.

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.8 million and $16.4 million during the three and nine months ended September 30, 2012, respectively. Losses on sales of receivables associated with the Company’s accounts receivable financing facilities reflected within “Other expense, net” and “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations were approximately $6.9 million and $15.6 million during the three and nine months ended September 30, 2011, respectively.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2012 and December 31, 2011, these retail finance joint ventures had approximately $86.3 million and $62.0 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    EMPLOYEE BENEFIT PLANS

Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2012 and 2011 are set forth below (in millions):

	Three Months Ended September 30,
Pension benefits	2012	2011
Service cost	$4.3	$3.9
Interest cost	9.8	10.0
Expected return on plan assets	(8.9)	(9.0)
Amortization of net actuarial loss and prior service cost	2.6	1.8
Net annual pension cost	$7.8	$6.7

	Three Months Ended September 30,
Postretirement benefits	2012	2011
Interest cost	$0.4	$0.4
Amortization of prior service credit	(0.1)	(0.1)
Amortization of net actuarial loss	0.1	0.1
Net annual postretirement benefit cost	$0.4	$0.4

Net pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2012 and 2011 are set forth below (in millions):

	Nine Months Ended September 30,
Pension benefits	2012	2011
Service cost	$12.9	$11.8
Interest cost	29.3	30.2
Expected return on plan assets	(26.7)	(27.2)
Amortization of net actuarial loss and prior service cost	7.9	5.3
Net annual pension cost	$23.4	$20.1

	Nine Months Ended September 30,
Postretirement benefits	2012	2011
Service cost	$0.1	$0.1
Interest cost	1.2	1.2
Amortization of prior service credit	(0.2)	(0.2)
Amortization of net actuarial loss	0.3	0.2
Net annual postretirement benefit cost	$1.4	$1.3

During the nine months ended September 30, 2012, approximately $29.8 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2012 to its defined benefit pension plans will aggregate approximately $38.3 million.
During the nine months ended September 30, 2012, the Company made approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.9 million of contributions to its postretirement health care and life insurance benefit plans during 2012.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    SEGMENT REPORTING

Effective January 1, 2012, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Rest of World, to North America; South America; Europe/Africa/Middle East; and Asia/Pacific.  The Asia/Pacific reportable segment includes the regions of Asia, Australia and New Zealand, and the Europe/Africa/Middle East segment will now include certain markets in Eastern Europe. Effective January 1, 2012, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for the three and nine months ended September 30, 2011 have been adjusted to reflect the change in reportable segments.

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2012 and 2011 and assets as of September 30, 2012 and December 31, 2011 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2012
Net sales	$632.2	$479.9	$1,060.5	$122.4	$2,295.0
Income from operations	60.0	45.0	81.7	3.8	190.5
Depreciation	11.0	5.5	20.9	2.3	39.7
Capital expenditures	20.7	10.4	49.8	3.2	84.1
2011
Net sales	$417.7	$515.7	$1,092.4	$73.3	$2,099.1
Income from operations	15.6	35.4	89.6	6.5	147.1
Depreciation	7.2	5.0	23.3	1.1	36.6
Capital expenditures	11.0	7.6	55.4	0.8	74.8

Nine Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2012
Net sales	$1,932.1	$1,343.8	$3,667.2	$315.7	$7,258.8
Income from operations	205.9	110.6	387.5	9.8	713.8
Depreciation	30.5	17.0	72.2	5.7	125.4
Capital expenditures	48.2	28.9	149.8	8.3	235.2
2011
Net sales	$1,171.9	$1,423.0	$3,465.6	$194.9	$6,255.4
Income from operations	48.3	106.7	344.4	15.9	515.3
Depreciation	19.9	15.0	72.7	2.6	110.2
Capital expenditures	25.2	20.3	138.9	2.8	187.2
Assets
As of September 30, 2012	$983.0	$737.9	$2,276.1	$303.5	$4,300.5
As of December 31, 2011	861.4	585.5	1,990.9	215.7	3,653.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment income from operations	$190.5	$147.1	$713.8	$515.3
Corporate expenses	(29.8)	(22.0)	(75.5)	(60.3)
Stock compensation	(8.9)	(6.0)	(27.1)	(17.0)
Restructuring and other infrequent income	—	—	—	0.7
Amortization of intangibles	(12.2)	(4.8)	(36.9)	(14.1)
Consolidated income from operations	$139.6	$114.3	$574.3	$424.6

	September 30, 2012	December 31, 2011
Segment assets	$4,300.5	$3,653.5
Cash and cash equivalents	321.9	724.4
Receivables from affiliates	108.5	122.9
Investments in affiliates	380.7	346.3
Deferred tax assets, other current and noncurrent assets	587.6	549.1
Intangible assets, net	630.0	666.5
Goodwill	1,191.9	1,194.5
Consolidated total assets	$7,521.1	$7,257.2

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

At September 30, 2012, the Company guaranteed indebtedness owed to third parties of approximately $147.1 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2016. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Legal Claims and Other Matters

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $60.2 million and $54.6 million against its outstanding balance of Brazilian VAT receivable as of September 30, 2012 and December 31, 2011, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

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

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2012, not including interest and penalties, was approximately R$90.6 million (or approximately $44.6 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2012, we generated net income of $94.5 million, or $0.96 per share, compared to net income of $84.4 million, or $0.87 per share, for the same period in 2011. For the nine months ended September 30, 2012, we generated net income of $419.6 million, or $4.25 per share, compared to net income of $298.1 million, or $3.04 per share, for the same period in 2011.

Net sales during the three and nine months ended September 30, 2012 were $2,295.0 million and $7,258.8 million, respectively, which were approximately 9.3% and 16.0% higher than both the three and nine months ended September 30, 2011, respectively, due to sales growth in all of our geographical segments as well as the favorable impact of acquisitions, partially offset by the unfavorable impact of currency translation.

Income from operations for the three months ended September 30, 2012 was $139.6 million, compared to $114.3 million in the three months ended September 30, 2011. Income from operations was $574.3 million for the first nine months of 2012 compared to $424.6 million for the same period in 2011. The increase in income from operations during the nine months ended September 30, 2012 was a result of the benefits of acquisitions, an increase in net sales and improved gross margins resulting from price increases, higher production levels, a better sales mix and material cost control initiatives, partially offset by higher market development expenses.

Income from operations in our Europe/Africa/Middle East (“EAME”) region decreased in the three months ended September 30, 2012 and increased in the first nine months of 2012 compared to the same periods in 2011. The decrease in the three months ended September 30, 2012 was primarily due to lower production volumes, a weaker mix of products, the negative impact of currency translation and the impact of start-up costs related to the opening of our new Fendt assembly facility in Germany. The increase in income from operations in the first nine months of 2012 was primarily due to higher sales and production volumes and a better product mix, partially offset by the negative impact of currency translation. In the South America region, income from operations increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011. The increase in income from operations was primarily due to higher sales volumes and improved margins from cost control efforts. Income from operations in North America was higher in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to the positive impact of acquisitions, higher net sales and cost control initiatives. Income from operations in our Asia/Pacific region decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to additional market development costs in China which were partially offset by acquisition benefits and improved gross margins.

Industry Unit Retail Sales
In North America, industry unit retail sales of tractors for the first nine months of 2012 increased by approximately 7% compared to the first nine months of 2011, with increases in compact, utility and high horsepower tractors. Record farm income in 2011 and continued favorable farm economics resulted in the strength in retail sales of high horsepower tractors. Improvement in the dairy and livestock sectors has contributed to higher industry unit retail sales of utility tractors. Industry unit retail sales of combines for the first nine months of 2012 decreased by approximately 8% compared to the first nine months of 2011, primarily due to the timing of industry production and high levels of demand experienced in 2011.

In Western Europe, industry unit retail sales of tractors were relatively flat and industry unit retail sales of combines increased approximately 3% for the first nine months of 2012 compared to the first nine months of 2011. Better crop fundamentals are sustaining demand in the key Western European markets of Germany, France and the United Kingdom while demand has weakened in Southern Europe, Scandinavia and Finland.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

South American industry unit retail sales of tractors in the first nine months of 2012 decreased approximately 2% compared to the elevated levels in the same period in 2011. Industry unit retail sales of combines for the first nine months of 2012 were approximately 9% lower than the first nine months of 2011. Drought impacted the early harvests in southern Brazil and Argentina in the first half of 2012, resulting in weaker demand in these markets. Despite the adverse weather conditions earlier in the year, overall industry demand in South America remains at a high level primarily due to improved crop conditions, attractive government financing programs in Brazil and favorable crop prices.

STATEMENTS OF OPERATIONS
Net sales for the three months ended September 30, 2012 were $2,295.0 million compared to $2,099.1 million for the same period in 2011. Net sales for the first nine months of 2012 were $7,258.8 million compared to $6,255.4 million for the same period in 2011. Acquisitions positively impacted net sales by approximately $218.2 million, or 10.4%, in the three months ended September 30, 2012 and by $673.4 million, or 10.8%, in the first nine months of 2012. Foreign currency translation negatively impacted net sales by approximately $231.0 million, or 11.0%, in the three months ended September 30, 2012 and by $572.6 million, or 9.2%, in the first nine months of 2012.

The following table sets forth, for the three and nine months ended September 30, 2012, the impact to net sales of acquisitions by geographical segment (in millions, except percentages):

	Three Months Ended September 30,			Change Due to Acquisitions
	2012	2011	% Change from 2011	$	%
North America	$632.2	$417.7	51.4%	$130.9	31.3%
South America	479.9	515.7	(6.9)%	21.5	4.2%
Europe/Africa/Middle East	1,060.5	1,092.4	(2.9)%	30.0	2.7%
Asia/Pacific	122.4	73.3	67.0%	35.8	48.8%
	$2,295.0	$2,099.1	9.3%	$218.2	10.4%

	Nine Months Ended September 30,			Change Due to Acquisitions
	2012	2011	% Change from 2011	$	%
North America	$1,932.1	$1,171.9	64.9%	$414.6	35.4%
South America	1,343.8	1,423.0	(5.6)%	77.7	5.5%
Europe/Africa/Middle East	3,667.2	3,465.6	5.8%	94.2	2.7%
Asia/Pacific	315.7	194.9	62.0%	86.9	44.6%
	$7,258.8	$6,255.4	16.0%	$673.4	10.8%

The following table sets forth, for the three and nine months ended September 30, 2012, the impact to net sales of currency translation by geographical segment, calculated as the difference in net sales for the three and nine months ended September 30, 2012 at actual 2012 exchange rates versus 2011 exchange rates (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2012	2011	$	%	$	%
North America	$632.2	$417.7	$214.5	51.4%	$(2.9)	(0.7)%
South America	479.9	515.7	(35.8)	(6.9)%	(106.5)	(20.7)%
Europe/Africa/Middle East	1,060.5	1,092.4	(31.9)	(2.9)%	(117.7)	(10.8)%
Asia/Pacific	122.4	73.3	49.1	67.0%	(3.9)	(5.3)%
	$2,295.0	$2,099.1	$195.9	9.3%	$(231.0)	(11.0)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2012	2011	$	%	$	%
North America	$1,932.1	$1,171.9	$760.2	64.9%	$(15.1)	(1.3)%
South America	1,343.8	1,423.0	(79.2)	(5.6)%	(224.4)	(15.8)%
Europe/Africa/Middle East	3,667.2	3,465.6	201.6	5.8%	(325.5)	(9.4)%
Asia/Pacific	315.7	194.9	120.8	62.0%	(7.6)	(3.9)%
	$7,258.8	$6,255.4	$1,003.4	16.0%	$(572.6)	(9.2)%

Regionally, net sales in North America increased during the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of our acquisition of GSI Holdings Corp. and improved industry demand. The most significant increases in sales, excluding acquisitions, were in high horsepower tractors, sprayers and hay equipment. The recent drought in the United States has negatively impacted sales in our grain storage and protein production businesses in North America. In the EAME region, excluding the negative impact of foreign currency, net sales increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of increased sales in Germany, France, the United Kingdom and Russia, partially offset by declines in certain Southern European markets and Finland. Excluding the negative impact of foreign currency translation, net sales in South America increased during the three and nine months ended September 30, 2012 primarily due to higher sales of high horsepower tractors and combines in Brazil, along with the positive impact of acquisitions. In the Asia/Pacific segment, net sales increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily as a result of sales growth in Australia, New Zealand and China and the positive impact of acquisitions. We estimate that worldwide average price increases during the three and nine months ended September 30, 2012 were approximately 3.5% and 3.3%, respectively. Consolidated net sales of tractors and combines, which comprised approximately 64% of our net sales in the three and nine months ended September 30, 2012, decreased approximately 5% in the three months ended September 30, 2012 and increased approximately 1% in the first nine months of 2012, compared to the same periods in 2011. Unit sales of tractors and combines decreased approximately 4% and increased approximately 2% during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The difference between the unit sales increase or decrease and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2012		2011
	$	% of Net Sales	$	% of Net Sales (1)
Gross profit	$491.0	21.4%	$407.8	19.4%
Selling, general and administrative expenses	262.8	11.5%	221.2	10.5%
Engineering expenses	76.4	3.3%	67.5	3.2%
Amortization of intangibles	12.2	0.5%	4.8	0.2%
Income from operations	$139.6	6.1%	$114.3	5.4%

(1) Rounding may impact the summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
	2012		2011
	$	% of Net Sales (1)	$	% of Net Sales (1)
Gross profit	$1,595.4	22.0%	$1,252.0	20.0%
Selling, general and administrative expenses	756.7	10.4%	622.4	10.0%
Engineering expenses	227.5	3.1%	191.6	3.1%
Restructuring and other infrequent income	—	—	(0.7)	—
Amortization of intangibles	36.9	0.5%	14.1	0.2%
Income from operations	$574.3	7.9%	$424.6	6.8%

(1) Rounding may impact the summation of amounts.

Gross profit as a percentage of net sales increased during the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to pricing and an improved sales mix offsetting moderate increases in material costs. Margins also benefited from higher production levels during the nine months ended September 30, 2012. Unit production of tractors and combines during the first nine months of 2012 was approximately 4% higher than the comparable period in 2011. We recorded approximately $0.7 million and $1.9 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2012, respectively, compared to $0.4 million and $1.1 million for the comparable periods of 2011, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to higher expenses associated with new market expansion and product introductions. Engineering expenses increased during the three and nine months ended September 30, 2012 compared to the prior year periods, primarily due to increased investment levels of new product development, including costs to meet new engine emission standards in the United States and Europe. We recorded approximately $8.9 million and $27.1 million of stock compensation expense within SG&A during the three and nine months ended September 30, 2012, respectively, compared to $6.0 million and $17.0 million for the comparable periods in 2011, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements. Amortization of intangibles increased during the three and nine months ended September 30, 2012 as a result of acquisitions completed during 2011 and January 2012.

Interest expense, net was $15.8 million and $43.5 million for the three and nine months ended September 30, 2012, respectively, compared to $3.1 million and $21.1 million for the comparable periods in 2011, respectively. The increase in interest expense during the three and nine months ended September 30, 2012 is primarily due to increased debt levels associated with the funding of recent acquisitions, as is more fully explained in “Liquidity and Capital Resources.”

Other expense, net was $13.8 million and $24.3 million for the three and nine months ended September 30, 2012, respectively, compared to $7.1 million and $17.3 million for the same periods in 2011, respectively. Losses on sales of receivables, related to our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $5.8 million and $16.4 million for the three and nine months ended September 30, 2012, respectively, compared to $6.1 million and $13.5 million for the comparable periods in 2011, respectively. Approximately $0.8 million and $2.1 million of the losses on sales of receivables during the three and nine months ended September 30, 2011, respectively, were included within “Interest expense, net.”

We recorded an income tax provision of $30.5 million and $131.0 million for the three and nine months ended September 30, 2012, respectively, compared to $31.6 million and $123.4 million for the comparable periods in 2011, respectively. Our effective tax rate was lower in the three and nine months ended September 30, 2012 as compared to the same periods in 2011 as a result of an increase in income in jurisdictions for which no tax provision is being recorded due to previously established valuation allowances against deferred tax assets and net operating loss carryforwards.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $12.6 million and $39.9 million for the three and nine months ended September 30, 2012, respectively, compared to

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

$12.0 million and $37.2 million for the comparable periods in 2011, respectively. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

RETAIL FINANCE JOINT VENTURES
Our AGCO Finance retail finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Brazil, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates are obligated to provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of September 30, 2012, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $345.4 million compared to $322.2 million as of December 31, 2011. The total finance portfolio in our retail finance joint ventures was approximately $8.0 billion and $7.5 billion as of September 30, 2012 and December 31, 2011, respectively. The total finance portfolio as of September 30, 2012 included approximately $6.8 billion of retail receivables and $1.2 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2011 included approximately $6.4 billion of retail receivables and $1.1 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the nine months ended September 30, 2012, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $35.8 million compared to $32.9 million for the same period in 2011.

The retail finance portfolio in our retail finance joint venture in Brazil was approximately $1.9 billion and $2.0 billion as of September 30, 2012 and December 31, 2011, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•
Our $201.3 million of 1 1/4% convertible senior subordinated notes, which mature in 2036 and which may be required by holders to be repurchased on December 15, 2013 or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €200.0 million (or approximately $257.1 million as of September 30, 2012) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $385.0 million term loan facility, which expires in December 2016. As of September 30, 2012, $215.0 million was outstanding under the multi-currency revolving credit facility and $385.0 million was outstanding under the term loan facility (see further discussion below).

•	Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Europe. As of September 30, 2012, approximately $929.5 million of cash had been received under these agreements (see further discussion below).

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

As of September 30, 2012 and December 31, 2011, the closing sales price of our common stock had not exceeded 120% of the conversion price of $40.73 per share for our 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2012 and December 31, 2011, and, therefore, we classified the notes as long-term debt. Future classification of the 1 1/4% convertible senior subordinated notes between current and long-term debt is dependent on the closing sales price of our common stock during future quarters.

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

Our $300.0 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

Our revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $385.0 million term loan facility. The maturity date of our credit facility is December 1, 2016. We are required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2012, we had $600.0 million of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

outstanding borrowings under the credit facility and availability to borrow approximately $385.0 million. As of December 31, 2011, we had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2012 and
December 31, 2011, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $929.5 million and $827.5 million, respectively.

Our AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2012 and December 31, 2011, these retail finance joint ventures had approximately $86.3 million and $62.0 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $33.2 million for the first nine months of 2012 compared to cash flows provided by operating activities of approximately $270.5 million for the first nine months of 2011. Cash flows used in operating activities in the first nine months of 2012 were primarily the result of seasonal increases in working capital as well as higher sales, supplier delivery constraints and higher inventories at our new German assembly facility.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,702.4 million in working capital at September 30, 2012, as compared with $1,457.3 million at December 31, 2011 and $1,323.0 million at September 30, 2011. Accounts receivable and inventories, combined, at September 30, 2012 were $548.7 million higher than at December 31, 2011 and $596.4 million higher than at September 30, 2011. The increase in accounts receivable and inventories during the first nine months of 2012 was a result of our recent acquisitions and net sales growth, as well as the items discussed above.

Capital expenditures for the first nine months of 2012 were $235.2 million compared to $187.2 million for the first nine months of 2011. We anticipate that capital expenditures for the full year of 2012 will be approximately $375.0 million and will primarily be used to support expansion of our manufacturing operations, improving productivity, as well as to support the development and enhancement of new and existing products.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 29.4% at September 30, 2012 compared to 32.7% at December 31, 2011.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are a party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At September 30, 2012, we guaranteed indebtedness owed to third parties of approximately $147.1 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European retail finance joint ventures. In addition, at September 30, 2012 we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,386.5 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk- Foreign Currency Risk Management,” as well as Notes 10, 12 and 15 of our Condensed Consolidated Financial Statements for further discussion of these matters.

Contingencies
As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a valuation allowance of approximately $60.2 million and $54.6 million against our outstanding balance of Brazilian VAT receivable as of September 30, 2012 and December 31, 2011, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

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

OUTLOOK
Global industry sales are expected to remain stable in 2012 compared to 2011. The drought conditions in the United States resulting in lower crop production are expected to keep grain inventories at historically low levels and support global soft commodity prices. For the full year of 2012, we expect an increase in net sales and net income compared to the full year of 2011. Gross margin improvement is expected to be partially offset by increased engineering and market expansion expenditures.

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

FORWARD-LOOKING STATEMENTS
Certain statements in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, industry demand, market conditions, farm production and grain inventory levels, drought conditions, commodity prices, general economic outlook, availability of financing, manufacturing expansion, productivity and product development initiatives, engineering and market expansion expenses, margin improvements, compliance with loan covenants, capital expenditures, and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•     energy costs;
•     performance and collectability of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

•	pervasive livestock diseases;

•	production disruptions;

•	production levels and capacity constraints at our facilities, including those resulting from plant expansions;

•	integration of our recent acquisitions;

•	our expansion plans in emerging markets;

•	supply constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	regulations affecting privacy and data protection;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.
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

We attempt to manage our transactional foreign currency exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency contracts. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar, and the Swiss franc in relation to the Euro. When practical, this translation impact is reduced by financing local operations with local borrowings. Our hedging policy prohibits use of foreign currency contracts for speculative trading purposes.

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2012 and 2011, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive (loss) income that was reclassified to cost of goods sold during the nine months ended September 30, 2012 and 2011 was approximately $(5.4) million and $4.9 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2012 range in maturity through December 2013.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $48.7 million as of September 30, 2012. Using the same sensitivity analysis as of September 30, 2011, the fair value of such instruments would have decreased by approximately $55.1 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the nine months ended September 30, 2012 would have increased collectively by approximately $2.7 million.

We had no interest rate swap contracts outstanding during the nine months ended September 30, 2012.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 15 to our Condensed Consolidated Financial Statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2012 through July 31, 2012	—	$—	—	$50.0
August 1, 2012 through August 31, 2012	224,007	$42.44	224,007	$40.5
September 1, 2012 through September 30, 2012	—	$—	—	$—
Total	224,007	$42.44	224,007	$40.5

(1) In July 2012, the Board of Directors approved a share repurchase program under which the Company can repurchase up to $50.0 million of its common stock. This program does not have an expiration date.

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

Date:	November 7, 2012	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)