Form 10-K
period 2012-12-31
AGCO CORP /DE
filed 2013-02-27
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
For the fiscal year ended December 31, 2012
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
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2012 was approximately $4.4 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 15, 2013, 97,035,838 shares of AGCO Corporation’s Common Stock were outstanding.
AGCO Corporation is a large accelerated filer and is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of AGCO Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
ANNUAL REPORT ON FORM 10-K ITEM 15 (A)(2) FINANCIAL STATEMENT SCHEDULE YEAR ENDED DECEMBER 31, 2012
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EX-10.20
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

Item 1.        Business

AGCO Corporation and subsidiaries (“AGCO,” “we,” “us,” or the “Company”) was incorporated in Delaware in April 1991. Our executive offices are located at 4205 River Green Parkway, Duluth, Georgia 30096, and our telephone number is (770) 813-9200. Unless otherwise indicated, all references in this Form 10-K to the Company include our subsidiaries.

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, tillage, implements and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including: Challenger®, Fendt®, Massey Ferguson®, Valtra® and GSI®. We distribute most of our products through a combination of approximately 3,150 independent dealers and distributors in more than 140 countries. In addition, we provide retail financing through our retail finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

Tractors

We offer a full range of tractors in the high horsepower segment (primarily 100 to 585 horsepower). Our high horsepower tractors typically are used on larger farms and on cattle ranches for hay production. We also offer a full range of tractors in the utility tractor category (40 to 100 horsepower), including two-wheel and all-wheel drive versions. Our utility tractors are typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards. Our compact tractors (under 40 horsepower) are typically used on small farms and in specialty agricultural industries, such as dairies, landscaping and residential areas. Tractors accounted for approximately 59% of our net sales in 2012, 66% in 2011 and 68% in 2010.

Combines

Our combines are sold with a variety of threshing technologies. All combines are complemented by a variety of crop-harvesting heads, available in different sizes, that are designed to maximize harvesting speed and efficiency while minimizing crop loss. Combines accounted for approximately 6% of our net sales in 2012, 7% in 2011 and 6% in 2010.

Application Equipment

We offer self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. We manufacture chemical sprayer equipment for use both prior to planting crops, known as “pre-emergence,” and after crops emerge from the ground, known as “post-emergence.” Application equipment accounted for approximately 5% of our net sales in 2012 and 4% in both 2011 and 2010.

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

Hay tools and forage equipment, implements, engines and other products accounted for approximately 10% of our net sales in 2012, 8% in 2011 and 7% in 2010.

Grain Storage and Protein Production Systems

We manufacture and distribute grain storage and protein production systems, which include grain storage bins and related drying and handling equipment systems as well as swine and poultry feed storage and delivery, ventilation and watering systems. Grain storage and protein production systems accounted for approximately 7% of our net sales in 2012.

Engines

Our AGCO Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a portion of our tractors, combines and sprayers, and are also sold to third parties. AGCO Power specializes in the manufacturing of off-road engines in the 50 to 500 horsepower range.

Precision Farming Technologies

We offer a variety of precision farming technologies that provide farmers with the capability to enhance productivity and profitability on the farm. A majority of these technologies are developed by third parties and are installed in our products and include satellite-based steering, field data collection, yield mapping and telemetry-based fleet management systems. While these products do not generate significant revenues, we believe that these products and related services are highly valued by professional farmers around the world and are integral to the growth of our machinery sales.

Replacement Parts

In addition to sales of new equipment, our replacement parts business is an important source of revenue and profitability for both us and our dealers. We sell replacement parts, many of which are proprietary, for all of the products we sell. These parts help keep farm equipment in use, including products no longer in production. Since most of our products can be economically maintained with parts and service for a period of ten to 20 years, each product that enters the marketplace provides us with a potential long-term revenue stream. In addition, sales of replacement parts typically generate higher gross profit margins and, historically, have been less cyclical than new product sales. Replacement parts accounted for approximately 13% of our net sales in 2012 and 15% in both 2011 and 2010.

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

Europe

We market and distribute farm equipment and replacement parts to farmers in European markets through a network of approximately 1,150 independent dealers and distributors. In certain markets, we also sell Valtra tractors and parts directly to end users. In some cases, dealers carry competing or complementary products from other manufacturers. Sales in Europe accounted for approximately 48% of our net sales in 2012, 52% in 2011 and 47% in 2010.

North America

We market and distribute farm equipment and replacement parts to farmers in North America through a network of approximately 1,340 independent dealers, including 500 independent dealers of grain storage and protein production systems. Dealers may also sell competitive and dissimilar lines of products. Sales in North America accounted for approximately 26% of our net sales in 2012, 20% in 2011 and 22% in 2010.

South America

We market and distribute farm equipment and replacement parts to farmers in South America through several different networks. In Brazil and Argentina, we distribute products directly to approximately 360 independent dealers. In Brazil, dealers are generally exclusive to one manufacturer. Outside of Brazil and Argentina, we sell our products in South America through independent distributors. Sales in South America accounted for approximately18% of our net sales in 2012, 21% in 2011 and 25% in 2010.

Rest of the World

Outside Europe, North America and South America, we operate primarily through a network of approximately 300 independent dealers and distributors, as well as associates and licensees, marketing our products and providing customer service support in approximately 85 countries in Africa, the Middle East, Australia and Asia. With the exception of Australia and New Zealand, where we directly support our dealer network, we generally utilize independent distributors, associates and licensees to sell our products. These arrangements allow us to benefit from local market expertise to establish strong market positions with limited investment. Sales outside Europe, North America and South America accounted for approximately 8% of our net sales in 2012, 7% in 2011 and 6% in 2010.

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

Parts Distribution

Parts inventories are maintained and distributed in a network of master and regional warehouses throughout North America, South America, Europe, Africa and Australia in order to provide a timely response to customer demand for replacement parts. Our parts warehouses utilize inventory-tracking systems and rapid-response capabilities to ensure timely order fulfillment of parts to our dealers and customers.

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

We offer various sales terms with respect to our products. For sales in most markets outside of the United States and Canada, we normally do not charge interest on outstanding receivables from our dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is generally charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after periods of up to 23 months depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. Our North American geographical reportable segment comprises approximately 25.9% of our total net sales. For the year ended December 31, 2012, 22.5% and 3.0% of our net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively, related to our North American geographical reporting segment. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.4% of our net sales during 2012. Actual interest-free periods are shorter than suggested by these percentages because receivables from our dealers and distributors in the United States and Canada are generally due immediately upon sale of the equipment to retail customers. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

We have an agreement to permit transferring, on an ongoing basis, of a majority of our wholesale receivables in North America and Europe to our AGCO Finance retail finance joint ventures, in which AGCO has a 49% interest. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S., Canadian and European retail finance joint ventures at the joint ventures’ discretion. In addition, AGCO Finance entities may provide wholesale financing to dealers in Brazil and Australia.

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

In addition, Rabobank is the primary lender with respect to our credit facility and our 4 1/2% senior term loan, as are more fully described in “Liquidity and Capital Resources” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical relationship with Rabobank has been strong, and we anticipate their continued long-term support of our business.

Manufacturing and Suppliers

Manufacturing and Assembly

We manufacture our products in locations intended to optimize capacity, technology or local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. We manufacture the following products in the following locations:

Location	Product
Europe:
Suolahti, Finland	Tractors ranging from 75 to 220 horsepower
Beauvais, France	Tractors ranging from 70 to 370 horsepower; transmissions and rear axles(1)
Marktoberdorf, Germany	Tractors ranging from 50 to 390 horsepower
Baumenheim, Germany	Cabs for tractors
Linnavuori, Finland	Diesel engines
Breganze, Italy	Combines and headers
Hohenmoelsen, Germany	Self-propelled forage harvesters
Feucht, Germany	Hay tools
North America:
Beloit, Kansas	Tillage and seeding equipment
Hesston, Kansas	Hay and forage equipment, combines and planters
Jackson, Minnesota	Tractors ranging from 145 to 585 horsepower; self-propelled sprayers
Queretaro, Mexico	Tractors ranging from 40 to 130 horsepower
Assumption, Illinois	Grain storage equipment
Taylorville, Illinois	Protein production systems
Newton, Illinois	Grain storage equipment
Flora, Illinois	Grain storage equipment
Bremen, Alabama	Protein production systems
Wahpeton, North Dakota(2)	Air-seeding and tillage equipment
South America:
Canoas, Rio Grande do Sul, Brazil	Tractors ranging from 50 to 220 horsepower; self-propelled sprayers
Mogi das Cruzes, Brazil	Tractors ranging from 50 to 210 horsepower; diesel engines
Santa Rosa, Rio Grande do Sul, Brazil	Combines and headers
Ibirubá, Rio Grande do Sul, Brazil	Planters, corn headers and front loaders
Marau, Rio Grande do Sul, Brazil	Grain storage and protein production systems
Asia/Pacific:
Daqing, China	Tractors ranging from 190 to 210 horsepower
Changzhou, China	Tractors ranging from 80 to 120 horsepower; diesel engines
Yanzhou, China	Combines and headers
_______________________________________

(1)	Our transmissions and rear axles are manufactured through our GIMA joint venture with Class Tractors SAS, in which we own a 50% interest.

(2)	Our air-seeding and tillage equipment in North Dakota is manufactured through our AGCO-Amity joint venture, of which we own a 50% interest.

Third-Party Suppliers

We externally source many of our machinery, components and replacement parts. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some of the products we distribute from third-party suppliers. We purchase some tractor models from our licensee in India, Tractors and Farm Equipment Limited, as well as from Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers.

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

Engineering and Research

We make significant expenditures for engineering and applied research to improve the quality and performance of our products, to develop new products and to comply with government safety and engine emissions regulations. Our expenditures on engineering and research were approximately $317.1 million, or 3.2% of net sales, in 2012, $275.6 million, or 3.1% of net sales, in 2011 and $219.6 million, or 3.2% of net sales, in 2010.

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

The United States Environmental Protection Agency has issued regulations concerning permissible emissions from off-road engines. Our AGCO Power engines division, which specializes in the manufacturing of off-road engines in the 40 to 500 horsepower range, currently complies with Com II, Com IIIa, Com IIIb, Tier II, Tier III and Tier 4i emissions requirements set by European and United States regulatory authorities. We also are currently required to comply with other country regulations outside of the United States and Europe. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets (such as the United States) we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time consuming to obtain or may not be obtainable at all. For example, our AGCO Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions. Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

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

We are subject to various federal, state and local laws affecting our business, as well as to a variety of regulations relating to such matters as working conditions and product safety. A variety of laws regulate our contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

Employees

As of December 31, 2012, we employed approximately 20,300 employees, including approximately 5,500 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

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

Financial Information on Geographical Areas

For financial information on geographic areas, see Note 14 to the Consolidated financial statements contained in this Form 10-K under the caption “Segment Reporting,” which information is incorporated herein by reference.

Item 1A.    Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding industry conditions, currency translation impacts, pricing impacts, market demand, farm incomes, commodities prices, market share improvements, government financing programs, general economic conditions, availability of financing, net sales, working capital, capital expenditure and debt service requirements, gross margin improvements, product development, market expansion, cost control initiatives, engineering expenditures, compliance with financial covenants, support of lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, conversion features of our notes, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our financial results depend entirely upon the agricultural industry, and factors that adversely affect the agricultural industry generally, including declines in the general economy, increases in farm input costs, weather conditions, lower commodity prices and changes in the availability of credit for our retail customers, will adversely affect us.

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

Most retail sales of the products that we manufacture are financed, either by our joint ventures with Rabobank or by a bank or other private lender. During 2012, our joint ventures with Rabobank, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, financed approximately 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region), would require the joint ventures to find other sources of financing (which may be difficult to obtain), or us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. As a result of the recent economic downturn, financing for capital equipment purchases generally became more difficult in certain regions and, in some cases, was expensive to obtain. To the extent that financing is not available or available only at unattractive prices, our sales would be negatively impacted.

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

Rationalization or restructuring of manufacturing facilities, including plant expansions and system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

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

For the year ended December 31, 2012, we derived approximately $7,929.1 million, or 80%, of our net sales from sales outside the United States. The foreign countries in which we do the most significant amount of business are Germany, France, Brazil, the United Kingdom, Finland, and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil, Italy and Finland and have established manufacturing operations in emerging markets, such as China. Our results of operations and financial condition may be adversely affected by the laws, taxes, economic conditions, labor supply and relations, political conditions, and governmental policies of the foreign countries in which we conduct business. Our business practices in these foreign countries must comply with U.S. law, including the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA, but we cannot provide assurances that future violations will not occur. If significant violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and compliance with U.S. regulations.

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

We are subject to extensive environmental laws and regulations, including increasingly stringent engine emissions standards, and our compliance with, or our failure to comply with, existing or future laws and regulations could delay production of our products or otherwise adversely affect our business.

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

In addition, the products that we manufacture or sell, particularly engines, are subject to increasingly stringent environmental regulations. As a result, we will likely incur increased engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards established by regulators. For instance, we are required to meet more stringent engine emission reduction standards, including Tier 4 requirements, that are applicable to engines we manufacture or incorporate into our products, and we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet such requirements could materially affect our business and results of operations.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Recently, these fluctuations have been significant and adverse, and there can be no assurances that they will not be significant in the future. As of December 31, 2012, we had approximately
$342.2 million in unfunded or underfunded obligations related to our pension and other postretirement health care benefits.

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

We have a substantial amount of indebtedness. As of December 31, 2012, we had total long-term indebtedness, including current portions of long-term indebtedness of approximately $1,296.0 million, total stockholders’ equity of approximately $3,481.5 million and a ratio of total indebtedness to equity of approximately 0.37 to 1.0. We also had short-term obligations of $252.3 million, capital lease obligations of $10.0 million, unconditional purchase or other long-term obligations of $686.0 million. In addition, we had guaranteed indebtedness owed to third parties and our retail finance joint ventures of approximately $177.9 million, primarily related to dealer and end-user financing of equipment.

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

Increasingly the United States, the European Union and other governmental entities are imposing regulations designed to protect the collection, maintenance and transfer of personal information. Other regulations govern the collection and transfer of financial data and data security generally. These regulations generally impose penalties in the event of violations. In addition, we also could be subject to cyber attacks that, if successful, could compromise our information technology systems and our ability to conduct business.

In addition, our business relies on the Internet as well as other electronic communications systems that, by their nature, may be subject to efforts by so-called "hackers" to either disrupt our business or steal data or funds. While we strive to maintain customary protections against hackers, there can be no assurance that at some point a hacker will breach those safeguards and damage our business, possibly materially.

We may encounter difficulties in integrating businesses we acquire and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisitions.

We may at times seek to expand through acquisitions of other businesses. We would expect to realize strategic and other benefits as a result of our acquisitions, including, among other things, the opportunity to extend our reach in the agricultural industry and provide our customers with an even wider range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to integrate acquired businesses in a timely and effective manner. For example:

•	the costs of integrating acquired businesses and their operations may be higher than we expect and may require significant attention from our management; and

•
our ability to successfully carry out our growth strategies for acquired businesses will be affected by, among other things, our ability to maintain and enhance our relationships with their existing customers, our ability to provide additional product distribution opportunities to them through our existing distribution channels, changes in the spending patterns and preferences of customers and potential customers, fluctuating economic and competitive conditions and our ability to retain their key personnel.

Our ability to address these issues will determine the extent to which we are able to successfully integrate, develop and grow acquired businesses and to realize the expected benefits of these transactions. Our failure to do so could have a material adverse effect on our revenues, operating results and financial condition following the transactions.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal properties as of January 31, 2013, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Batavia, Illinois	Parts Distribution	310,200
Beloit, Kansas	Manufacturing		232,500
Duluth, Georgia	Corporate Headquarters	125,000
Hesston, Kansas	Manufacturing		1,296,100
Assumption, Illinois	Manufacturing/Sales and Administrative Office		933,900
Taylorville, Illinois	Manufacturing	236,000
Paris, Illinois	Manufacturing		243,200
Flora, Illinois	Manufacturing		182,800
Bremen, Alabama	Manufacturing/Sales Office	169,500
Jackson, Minnesota	Manufacturing	20,000	671,000
Wahpeton, North Dakota(1)	Manufacturing	340,000
Kansas City, Missouri	Parts Distribution/Warehouse	612,800
International:
Neuhausen, Switzerland	Regional Headquarters	20,200
Stoneleigh, United Kingdom	Sales and Administrative Office	85,000
Desford, United Kingdom	Parts Distribution	298,000
Exeter, United Kingdom	Parts Distribution/Administrative Office		103,800
Beauvais, France(2)	Manufacturing		1,202,900
Ennery, France	Parts Distribution		417,500
Marktoberdorf, Germany	Manufacturing	118,200	1,421,500
Baumenheim, Germany	Manufacturing	78,100	773,500
Hohenmoelsen, Germany	Manufacturing		393,600
Feucht, Germany	Manufacturing		18,000
Breganze, Italy	Manufacturing		743,400
Linnavuori, Finland	Manufacturing		313,700
Suolahti, Finland	Manufacturing/Parts Distribution		550,900
Sunshine, Victoria, Australia	Regional Headquarters/Parts Distribution		94,600
Randers, Denmark(3)	Engineering Office		143,400
Haedo, Argentina	Parts Distribution/Sales Office	32,000
Canoas, Rio Grande do Sul, Brazil	Regional Headquarters/Manufacturing		615,300
Marau, Rio Grande do Sul, Brazil	Manufacturing/Sales Office		156,200
Santa Rosa, Rio Grande do Sul, Brazil	Manufacturing		481,500
Mogi das Cruzes, Brazil	Manufacturing		722,200
Ibirubá, Rio Grande do Sul, Brazil	Manufacturing		136,800
Ribeirao Preto, São Paulo, Brazil	Manufacturing	157,900
Jundiaí, São Paulo, Brazil	Parts Distribution	188,400
Queretaro, Mexico	Assembly		37,800
Changzhou, China	Manufacturing	449,300
Daqing, China	Manufacturing	104,400
Yanzhou, China	Manufacturing		852,600
Penang, Malaysia	Manufacturing/Sales Office	118,300
_______________________________________

(1)	This property is related to our AGCO-Amity joint venture, of which we own a 50% interest.

(2)	Includes our joint venture with GIMA, in which we own a 50% interest.

(3)	This property is currently being marketed for sale.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants our French subsidiary and two of our other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has filed a notice of appeal with respect to the decision. Although our subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on us, although if the outcome was adverse, we could be required to pay damages. In addition, the French government also is investigating our French subsidiary in connection with its participation in the Program.

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2012, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $64.2 million). The amount ultimately in dispute will be greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 15, 2013, the closing stock price was $53.68, and there were 392 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE.

	High	Low
2012
First Quarter	$53.73	$44.23
Second Quarter	49.34	38.56
Third Quarter	47.48	40.71
Fourth Quarter	49.57	43.20

	High	Low
2011
First Quarter	$56.77	$49.75
Second Quarter	58.13	45.31
Third Quarter	52.88	34.57
Fourth Quarter	46.82	32.39

Dividend Policy

On January 24, 2013, our Board of Directors approved the initiation of quarterly cash dividends to our stockholders. A quarterly dividend of $0.10 per common share will be paid on March 15, 2013 to all stockholders of record as of the close of business on February 15, 2013. Future dividends will be subject to our Board of Directors’ approval. We cannot provide any assurance that we will continue to pay dividends in the future. Although we are in compliance with all provisions of our debt agreements, both our credit facility and the indenture governing our senior subordinated notes and term loan contain restrictions on our ability to pay dividends in certain circumstances.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2012 through October 31, 2012	—	$—	—	$40.5
November 1, 2012 through November 30, 2012	185,000	$43.98	185,000	$32.4
December 1, 2012 through December 31, 2012	—	$—	—	$—
Total	185,000	$43.98	185,000	$32.4

(1) In July 2012, our Board of Directors approved a share repurchase program under which we can repurchase up to $50.0 million of shares of our common stock. This program does not have an expiration date.

Item 6.          Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 and the reports thereon are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Operating Data:
Net sales	$9,962.2	$8,773.2	$6,896.6	$6,516.4	$8,273.1
Gross profit	2,123.2	1,776.1	1,258.7	1,071.9	1,498.4
Income from operations	693.2	610.3	324.2	218.7	563.7
Net income	516.4	585.3	220.2	135.4	385.9
Net loss (income) attributable to noncontrolling interests	5.7	(2.0)	0.3	0.3	—
Net income attributable to AGCO Corporation and subsidiaries	$522.1	$583.3	$220.5	$135.7	$385.9
Net income per common share — diluted(1)	$5.30	$5.95	$2.29	$1.44	$3.95
Weighted average shares outstanding — diluted(1)	98.6	98.1	96.4	94.1	97.7

	As of December 31,
	2012	2011	2010	2009	2008
	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$781.3	$724.4	$719.9	$651.4	$506.1
Total assets	7,721.8	7,257.2	5,436.9	4,998.9	4,846.6
Total long-term debt, excluding current portion	1,035.6	1,409.7	443.0	454.0	625.0
Stockholders’ equity	3,481.5	3,031.2	2,659.2	2,394.4	2,014.3
Other Data:
Number of employees	20,320	19,294	14,740	14,456	15,606
______________________________

(1)	Our 1¼% convertible senior subordinated notes potentially will impact the dilution of weighted shares outstanding for the excess conversion value using the treasury stock method.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, tillage, implements and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, Massey Ferguson®, Valtra® and GSI®. We distribute most of our products through a combination of approximately 3,150 dealers, distributors, associates and licensees. In addition, we provide retail financing through our retail finance joint ventures with Rabobank.

Results of Operations

We sell our equipment and replacement parts to our independent dealers, distributors and other customers. A large majority of our sales are to independent dealers and distributors that sell our products to the end user. To the extent practicable, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on our manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and are linked to the planting and harvesting seasons. In certain markets, particularly in North America, there is often a time lag, which varies based on the timing and level of retail demand, between our sale of the equipment to the dealer and the dealer’s sale to a retail customer.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2012	2011 (1)	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.7	79.8	81.8
Gross profit	21.3	20.2	18.2
Selling, general and administrative expenses	10.5	9.9	10.0
Engineering expenses	3.2	3.1	3.2
Restructuring and other infrequent (income) expenses	—	—	0.1
Impairment charge	0.2	—	—
Amortization of intangibles	0.5	0.2	0.2
Income from operations	6.9	7.0	4.7
Interest expense, net	0.6	0.4	0.5
Other expense, net	0.3	0.2	0.2
Income before income taxes and equity in net earnings of affiliates	6.0	6.4	4.0
Income tax provision	1.4	0.3	1.5
Income before equity in net earnings of affiliates	4.6	6.1	2.5
Equity in net earnings of affiliates	0.5	0.6	0.7
Net income	5.1	6.7	3.2
Net loss (income) attributable to noncontrolling interests	0.1	—	—
Net income attributable to AGCO Corporation and subsidiaries	5.2%	6.6%	3.2%
____________________________________

(1)	Rounding may impact summation of amounts.

2012 Compared to 2011

Net income attributable to AGCO Corporation and subsidiaries for 2012 was $522.1 million, or $5.30 per diluted share, compared to net income for 2011 of $583.3 million, or $5.95 per diluted share.

Net sales for 2012 were approximately $9,962.2 million, or 13.6% higher than 2011 primarily due to sales increases in all of our geographical segments as well as the favorable impact of acquisitions, partially offset by the unfavorable impact of currency translation. Income from operations was $693.2 million in 2012 compared to $610.3 million in 2011. The increase in income from operations during 2012 was a result of the benefits of acquisitions, an increase in net sales and improved gross margins resulting from price increases, higher production levels, a better sales mix and material cost control initiatives, partially offset by higher engineering and selling, general and administrative expenses (“SG&A expenses”) and a non-cash goodwill and other intangible asset impairment charge related to our Chinese harvesting business.

In our Europe/Africa/Middle East (“EAME”) region, income from operations decreased approximately $12.0 million in 2012 compared to 2011, primarily due to a weaker mix of products, the negative impact of currency translation and the impact of lower production and start-up costs associated with our new Fendt assembly facility in Germany in the second half of the year. Income from operations in our South American region increased approximately $18.5 million in 2012 compared to 2011, primarily due to higher sales and improved margins from cost control efforts. In our North America region, income from operations increased approximately $169.0 million in 2012 compared to 2011, primarily due to the positive impact of acquisitions, higher net sales and margin improvement initiatives. Income from operations in the Asia/Pacific region decreased approximately $13.7 million in 2012 compared to 2011, primarily due to increased market development costs in China, partially offset by acquisition benefits and improved gross margins.

Retail Sales

Worldwide industry equipment demand for farm equipment was relatively stable during 2012 in most major markets compared to 2011. Global commodity prices remained at higher levels due to weather-related production difficulties across many of the developed markets. Industry conditions in the key Western European markets of Germany and France remained stable while adverse weather negatively impacted market conditions in Southern Europe, Scandinavia and Finland. In South America, industry demand improved in the second half of 2012 from lower levels in the first half of the year as a result of better weather conditions. Improved crop yields, attractive government financing subsidies in Brazil and favorable commodity prices also helped to strengthen industry demand. In North America, industry demand was strong in 2012 compared to 2011. Despite an extensive drought in the United States, higher crop prices and extensive crop insurance resulted in near record farm income levels in the region.

In the United States and Canada, industry unit retail sales of tractors increased approximately 10% in 2012 compared to 2011. Industry unit retail sales of combines was relatively flat in 2012 compared to 2011. Continued favorable farm economics resulted in the strength of retail sales particularly for larger, high horsepower equipment. In Western Europe, industry unit retail sales of tractors decreased approximately 3% while industry unit retail sales of combines increased approximately 5% in 2012 compared to 2011. Growth in the key markets of France and Germany was offset by declines in Southern Europe due to dry weather and weak economic conditions, as well as declines in Scandinavia and Finland due to wet weather conditions and a late harvest. In South America, industry unit retail sales of tractors in 2012 increased approximately 3% compared to 2011. Industry unit retail sales of tractors in the major market of Brazil increased approximately 7% and was relatively flat in Argentina during 2012 compared to 2011. Industry unit retail sales in Brazil remained at high levels due to attractive farm economics and supportive government subsidized financing programs. Industry unit retail sales of combines in South America during 2012 were relatively flat compared to 2011. Our net sales in our Asia/Pacific segment for 2012 were approximately 58% higher than 2011, primarily due to increases in Australia, New Zealand and China.

Results of Operations

Net sales for 2012 were $9,962.2 million compared to $8,773.2 million for 2011, primarily due to the positive impacts of market growth and acquisitions, partially offset by the unfavorable impact of foreign currency translation. Acquisitions positively impacted net sales by approximately $774.3 million, or 8.8%, during 2012 compared to 2011. Foreign currency translation negatively impacted net sales during 2012 as compared to 2011 by approximately $672.7 million, or 7.7%, primarily due to the weakening of the Euro and the Brazilian real. The following table sets forth, for the year ended December 31, 2012, the impact to net sales of currency translation and acquisitions by geographical segment (in millions, except percentages):

			Change		Change due to Acquisitions		Change due to Currency Translation
	2012	2011	$	%	$	%	$	%
North America	$2,584.4	$1,770.6	$813.8	46.0%	$475.7	26.9%	$(11.6)	(0.7)%
South America	1,855.7	1,871.5	(15.8)	(0.8)%	87.5	4.7%	(295.5)	(15.8)%
Europe/Africa/Middle East	5,073.7	4,847.2	226.5	4.7%	104.7	2.2%	(357.7)	(7.4)%
Asia/Pacific	448.4	283.9	164.5	57.9%	106.4	37.5%	(7.9)	(2.8)%
	$9,962.2	$8,773.2	$1,189.0	13.6%	$774.3	8.8%	$(672.7)	(7.7)%

Regionally, net sales in North America increased during 2012 compared to 2011, primarily as a result of our acquisition of GSI Holding Corp. (“GSI”) and improved industry demand. The most significant increases in sales, excluding acquisitions, were in high horsepower tractors, hay equipment and sprayers. In the EAME region, net sales increased in 2012 compared to 2011, with the largest net sales increases in France, Germany and Russia, partially offset by lower net sales in Southern Europe and Finland. Excluding the negative impact of foreign currency translation, net sales were higher in Brazil and were partially offset by declines in Argentina. In Asia/Pacific, net sales increased in 2012 compared to 2011, primarily due to net sales increases in Australia, New Zealand and China. We estimate that worldwide average price increases were approximately 3% in both 2012 and 2011. Consolidated net sales of tractors and combines, which consisted of approximately 65% of our net sales in 2012, increased approximately 2% in 2012 compared to 2011. Unit sales of tractors and combines also increased approximately 2% during 2012 compared to 2011. The unit sales increase and the increase in net sales can differ due to foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2012 and 2011, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2012		2011
	$	% of Net Sales	$	% of Net Sales
Gross profit	$2,123.2	21.3%	$1,776.1	20.2%
Selling, general and administrative expenses	1,041.2	10.5%	869.3	9.9%
Engineering expenses	317.1	3.2%	275.6	3.1%
Restructuring and other infrequent income	—	—%	(0.7)	—%
Impairment charge	22.4	0.2%	—	—%
Amortization of intangibles	49.3	0.5%	21.6	0.2%
Income from operations	$693.2	6.9%	$610.3	7.0%

Gross profit as a percentage of net sales increased during 2012 as compared to 2011. Favorable pricing, higher production volumes throughout most of 2012 and cost control initiatives helped to produce higher margins. Our gross margins were negatively impacted by the slow ramp of production and related start-up costs experienced in the fourth quarter of 2012 associated with our new German tractor assembly facility. Unit production of tractors and combines during 2012 was approximately 3% higher than 2011. We recorded approximately $2.4 million and $1.6 million of stock compensation expense within cost of goods sold during 2012 and 2011, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements.

SG&A expenses as a percentage of net sales increased during 2012 compared to 2011 primarily due to increased market development and new system upgrade costs. We recorded approximately $34.6 million and $23.0 million of stock compensation expense, within SG&A expenses during 2012 and 2011, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2012 as compared to 2011, primarily due to higher spending for the development of new products and costs to meet new engine emission standards in the United States and Europe.

During the fourth quarter of 2012, we recorded a non-cash impairment charge of approximately $22.4 million related to goodwill and certain other identifiable assets associated with our Chinese harvesting business in accordance with the provisions of Accounting Standard Codification (“ASC”) 350, “Intangibles-Goodwill and Other”(“ASC 350”). The operating results of our Chinese harvesting business from the date of acquisition in November 2011, combined with recently completed forecasts, resulted in our conclusion that it was more likely than not that the fair value of our Chinese harvesting reporting unit was less than its carrying amount. See Note 1 to our Consolidated Financial Statements for further discussion.

Interest expense, net was $57.6 million for 2012 compared to $30.2 million for 2011. The increase in 2012 was due to increased debt levels during 2012, associated with the funding of recent acquisitions, as is more fully explained in “Liquidity and Capital Resources.”

Other expense, net was $34.8 million in 2012 compared to $19.1 million in 2011. Losses on sales of receivables primarily under our accounts receivable sales agreements were approximately $21.8 million and $22.0 million in 2012 and 2011, respectively. Other expense, net increased primarily due to foreign exchange losses in 2012 compared to foreign exchange gains in 2011.

We recorded an income tax provision of $137.9 million in 2012 compared to $24.6 million in 2011. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2012 income tax rate provision (as reconciled in Note 6 to our Consolidated Financial Statements) includes the usage of approximately $54.7 million of valuation allowance resulting from income generated in the United States during 2012. The 2012 income tax provision also includes a reversal of approximately $13.8 million of the remaining valuation allowance previously established against our U.S. deferred tax assets and the recognition of certain U.S. research and development tax credits of approximately $13.1 million. We assessed the likelihood that our remaining U.S. deferred tax assets would be recovered from estimable future taxable income and determined the reversal was appropriate during the fourth quarter of 2012 as a result of improved profitability during 2012 of our core equipment business, the inclusion of the GSI business that was acquired at the end of 2011, and recently completed forecasts projecting future profitability of the combined businesses.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2012 and 2011, we had gross deferred tax assets of $478.0 million and $498.2 million, respectively, including $94.9 million and $181.6 million, respectively, related to net operating loss carryforwards. At December 31, 2012 we had total valuation allowances as an offset to the gross deferred tax assets of $74.5 million primarily related to net operating loss carryforwards in Brazil, Switzerland, China, and Russia. At December 31, 2011, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $145.8 million primarily related to net operating loss carryforwards in Brazil, Switzerland, China, Russia and the United States. Realization of the remaining deferred tax assets as of December 31, 2012 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2012 and 2011, we had approximately $94.5 million and $71.1 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2012 and 2011, we had approximately $23.5 million and $23.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2012 and 2011, we had accrued interest and penalties related to unrecognized tax benefits of approximately $11.9 million and $7.6 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $53.5 million in 2012 compared to $48.9 million in 2011. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

2011 Compared to 2010

Net income attributable to AGCO Corporation and subsidiaries for 2011 was $583.3 million, or $5.95 per diluted share, compared to net income for 2010 of $220.5 million, or $2.29 per diluted share.

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

In our EAME region, income from operations increased approximately $291.2 million in 2011 compared to 2010, primarily due to higher net sales and production volumes, favorable pricing and an improved product mix. Income from operations in our South American region decreased approximately $18.6 million in 2011 compared to 2010, primarily due to a less favorable geographic sales mix, material and labor cost inflation, and higher engineering and product introduction expenses. In our North America region, income from operations increased approximately $41.4 million in 2011 compared to 2010, primarily due to increased net sales, higher production volumes and cost control initiatives. Income from operations in the Asia/Pacific region decreased approximately $1.8 million in 2011 compared to 2010.

Retail Sales

Worldwide industry equipment demand for farm equipment was at relatively high levels during 2011 in most major markets. Industry conditions in Western Europe were very strong compared to weaker industry conditions in 2010, primarily due to improved dairy, meat and grain prices and overall market recovery, which resulted in improved farm income across most of Western Europe. In South America, despite a modest decline in industry conditions, industry demand remained at a higher level due to positive farm economics and continued availability of favorable government financing programs. North American industry demand was robust in 2011, with stable market demand for larger equipment.

In the United States and Canada, industry unit retail sales of tractors increased approximately 2% in 2011 compared to 2010, resulting from growth in industry unit retail sales of high horsepower and mid-range utility tractors. Industry unit retail sales of combines decreased approximately 4% in 2011 compared to 2010 but remained at higher levels. Record farm income in 2011 supported strong industry retail sales of tractors, combines, sprayers and hay equipment. In Western Europe, industry unit retail sales of tractors and combines increased approximately 12% and 35% in 2011, respectively, compared to 2010 due to higher retail volumes in most major Western European markets. Demand was strongest in Germany, France, Scandinavia and Finland. Higher commodity prices and improvement in demand in the dairy and livestock sectors contributed to the increase in 2011. In South America, industry unit retail sales of tractors in 2011 decreased approximately 3% compared to 2010. Industry unit retail sales of tractors in the major markets of Brazil and Argentina decreased approximately 7% and 37%, respectively, during 2011 compared to 2010. Declines in the two largest South American markets were mostly offset by strong growth in other South American markets compared to 2010. Despite the modest decline, industry unit retail sales in Brazil remained at high levels due to attractive farm economics and supportive government financing rates that have been extended through the end of 2012. Industry unit retail sales of combines in South America during 2011 were approximately 20% higher than 2010. Industry unit retail sales of combines in Brazil and Argentina increased approximately 18% and 11%, respectively, during 2011 compared to 2010. Our net sales in our Asia/Pacific segment for 2011 were approximately 22.8% higher than 2010, primarily due to improved market conditions in Australia and New Zealand.

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

			Change		Change due to Currency Translation
	2011	2010	$	%	$	%
North America	$1,770.6	$1,489.3	$281.3	18.9%	$12.7	0.9%
South America	1,871.5	1,753.3	118.2	6.7%	81.7	4.7%
Europe/Africa/Middle East	4,847.2	3,422.9	1,424.3	41.6%	226.1	6.6%
Asia/Pacific	283.9	231.1	52.8	22.8%	23.3	10.1%
	$8,773.2	$6,896.6	$1,876.6	27.2%	$343.8	5.0%

Regionally, net sales in North America increased during 2011 compared to 2010 primarily due to increased net sales of high horsepower tractors, combines and sprayers. In the Europe/Africa/Middle East region, net sales increased significantly in 2011 compared to 2010 primarily due to stronger market conditions in Western Europe. We experienced the largest net sales increases in Germany, France, Russia, Eastern Europe, the United Kingdom and Scandinavia. In South America, net sales increased during 2011 compared to 2010. Net sales increased in smaller South American countries, which benefited from higher commodity prices and healthy crop production, while sales in Brazil were flat compared to strong levels in 2010. In the Asia/Pacific region, net sales increased in 2011 compared to 2010, primarily due to net sales increases in Australia and New Zealand. We estimate that worldwide average price increases in 2011 and 2010 were approximately 3% and 2%, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 73% of our net sales in 2011, increased approximately 26% in 2011 compared to 2010. Unit sales of tractors and combines increased approximately 8% during 2011 compared to 2010. The difference between the unit sales increase and the increase in net sales primarily was the result of foreign currency translation, pricing and sales mix changes.

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

SG&A expenses as a percentage of net sales decreased slightly during 2011 compared to 2010. We recorded approximately $23.0 million and $12.9 million of stock compensation expense within SG&A expenses during 2011 and 2010, respectively, as is more fully explained in Note 1 to our Consolidated Financial Statements. Engineering expenses increased during 2011 as compared to 2010, primarily due to higher spending for the development of new products and costs to meet new engine emission standards in the United States and Europe.

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

Interest expense, net was $30.2 million for 2011 compared to $33.3 million for 2010. During 2011, we redeemed €200.0 million of our 6 7/8% senior subordinated notes due April 15, 2014. In connection with the redemption, we recorded a loss of approximately $3.1 million associated with the premium paid to the holders of the notes and a write-off of approximately $1.2 million of unamortized deferred debt issuance costs. In addition, during 2011, holders of our former 1¾% convertible senior subordinated notes converted approximately $161.0 million of the principal amount of the notes.

Other expense, net was $19.1 million in 2011 compared to $16.0 million in 2010. Losses on sales of receivables primarily under our accounts receivable sales agreements were approximately $19.7 million and $13.7 million in 2011 and 2010, respectively. The increase in 2011 was due to a higher amount of receivables sold in Europe under our accounts receivable sales agreement with AGCO Finance entities in Europe.

We recorded an income tax provision of $24.6 million in 2011 compared to $104.4 million in 2010. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2011 income tax rate reconciliation provision (as reconciled in Note 6 to our Consolidated Financial Statements) includes a reversal of approximately $149.3 million of valuation allowance previously established against our deferred tax assets in the United States. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI primarily related to acquired intangible assets.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2012:
Net sales	$2,273.7	$2,690.1	$2,295.0	$2,703.4
Gross profit	493.0	611.4	491.0	527.8
Income from operations	169.8	264.9	139.6	118.9
Net income	121.2	202.1	92.1	101.0
Net (income) loss attributable to noncontrolling interests	(1.0)	2.8	2.4	1.5
Net income attributable to AGCO Corporation and subsidiaries	120.2	204.9	94.5	102.5
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	1.21	2.08	0.96	1.04
2011:
Net sales	$1,797.7	$2,358.6	$2,099.1	$2,517.8
Gross profit	355.9	488.3	407.8	524.1
Income from operations	108.7	201.6	114.3	185.7
Net income	81.6	133.9	84.5	285.3
Net loss attributable to noncontrolling interests	(1.6)	(0.2)	(0.1)	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	80.0	133.7	84.4	285.2
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	0.81	1.36	0.87	2.90

Retail Finance Joint Ventures

Our AGCO Finance retail finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of December 31, 2012, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $354.4 million compared to $322.2 million as of December 31, 2011. The total finance portfolio in our retail finance joint ventures was approximately $8.3 billion and $7.4 billion as of December 31, 2012 and 2011, respectively. The total finance portfolio as of December 31, 2012 included approximately $7.0 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2011 included approximately $6.4 billion of retail receivables and $1.0 billion of wholesale receivables from AGCO dealers. The wholesale receivables were either sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2012, 2011 and 2010, we made a total of approximately $7.1 million, $8.3 million and $25.4 million, respectively, of investments in our retail finance joint ventures in Germany, the Netherlands and Brazil, primarily related to additional capital required as a result of increased retail finance portfolios during 2012, 2011 and 2010. During 2012, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $48.6 million compared to $43.6 million in 2011.

The retail finance portfolio in our retail finance joint venture in Brazil was $2.0 billion as of December 31, 2012 and 2011, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses to be adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

Worldwide industry demand is expected to be relatively stable in 2013 compared to 2012 levels. Elevated soft commodities prices in 2013 are expected to support healthy farm income and sustain stable equipment demand. Our net sales in 2013 are expected to increase modestly compared to 2012, primarily due to expected favorable pricing, market share improvements and relatively neutral currency translation impacts. We expect gross margin improvement through further cost control initiatives, partially offset by increased expenditures for new product development, engineering expenditures to meet emissions requirements and expenses related to new market expansion.

Recent Acquisitions

In January 2012, we acquired 61% of Santal Equipamentos S.A. Comércio e Indústria (“Santal”) for approximately
R$36.7 million, net of approximately R$11.9 million cash acquired (or approximately $20.1 million, net). Santal, headquartered in Ribeirão Preto, Brazil, manufactures and distributes sugar cane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. The acquisition of Santal will provide our customers in Brazil with a wider range of agricultural products and services. The acquisition was funded with available cash on hand. We recorded approximately $28.0 million of goodwill and approximately $2.6 million of trade name, trademark and patent identifiable intangible assets associated with the acquisition. The results of operations for the acquisition of Santal have been included in our Consolidated Financial Statements as of and from the acquisition date. We allocated the purchase price of Santal to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition.

On November 30, 2011, we acquired GSI for $932.2 million, net of approximately $27.9 million cash acquired. GSI, headquartered in Assumption, Illinois, is a leading manufacturer of grain storage and protein production systems. GSI sells its products globally through independent dealers. The acquisition was financed by the issuance of $300.0 million of 5 7/8% senior notes and our credit facility. As a result of the acquisition, we recorded a tax benefit of approximately $149.3 million within “Income tax (benefit) provision” in our Consolidated Statement of Operations for the year ended December 31, 2011, resulting from a reversal of a portion of its previously established deferred tax valuation allowance. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI relating to acquired amortizable intangible assets.

On November 30, 2011, we acquired 98% of Shandong Dafeng Machinery Co., Ltd. ("Dafeng") for approximately 171.7 million yuan (or approximately $26.9 million). We acquired approximately $17.1 million of cash and assumed approximately $41.1 million of indebtedness associated with the transaction. Dafeng is located in Yanzhou, China and manufactures a complete range of corn, grain, rice and soybean harvesting machines for Chinese domestic markets. The acquisition was funded with available cash on hand.

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
The results of operations for the acquisitions of GSI, Dafeng, Laverda and AGCO-Amity JV have been included in our Consolidated Financial Statements as of and from the dates of the respective acquisitions. We allocated the purchase price of each acquisition to the assets acquired and liabilities assumed based on their fair values as of the respective acquisition dates. We recorded approximately $604.7 million of goodwill and approximately $519.0 million of other identifiable intangible assets associated with these 2011 acquisitions. See Note 2 to our Consolidated Financial Statements for further information.

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

•
Our revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $380.0 million term loan facility, which expires in December 2016. As of December 31, 2012, $85.0 million was outstanding under the multi-currency revolving credit facility and $380.0 million was outstanding under the term loan facility (see further discussion below).

•	Our €200.0 million (or approximately $264.2 million as of December 31, 2012) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•
Our $201.3 million of 1 1/4% convertible senior subordinated notes, which mature in 2036 and may be required by holders to be repurchased on December 15, 2013 or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and Europe. As of December 31, 2012, approximately $1.1 billion of cash had been received under these agreements (see further discussion below).

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

Our revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $380.0 million term loan facility. The maturity date of our credit facility is December 1, 2016. We are required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2012, we had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million. As of December 31, 2011, we had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

Our former €200.0 million of 6 7/8% senior subordinated notes due April 15, 2014, issued in April 2004, were redeemed at a price of 101.146% of their principal amount on May 2, 2011. We funded the redemption of the notes with a €200.0 million term loan with Rabobank. The term loan is due May 2, 2016. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. Beginning December 19, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of our common stock. See Note 7 to our Consolidated Financial Statements for a full description of these notes.

Holders of our 1¼% convertible senior subordinated notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013, and therefore, we classified the notes as a current liability. We also classified approximately $9.2 million of the equity component of the 1¼% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of our common stock during future quarters, until the fourth quarter of 2015, unless we choose to redeem the notes beginning December 19, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of our common stock during future quarters in 2013, as previously discussed. As of December 31, 2011, the closing sales price of our common stock had not exceeded 120% of the conversion price of the 1¼% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2011, and, therefore, we classified the notes as long-term debt.

The 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 1 and 7 of our Consolidated Financial Statements for further discussion.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our wholesale receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2012 and 2011, cash received from receivables sold under the U.S., Canadian and European accounts receivable agreements was approximately $1.1 billion and $827.5 million, respectively.

Our AGCO Finance retail joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of December 31, 2012 and 2011, these retail finance joint ventures had approximately $100.6 million and $62.0 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Former facilities

During 2011, holders of our former 1¾% convertible senior subordinated notes converted approximately $161.0 million of principal amount of the notes. We issued 3,926,574 shares of our common stock associated with the $195.9 million excess conversion value of the notes. We reflected the repayment of the principal of the notes totaling $161.0 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statement of Cash Flows for the year ended December 31, 2011. During 2010, we repurchased approximately $37.5 million of principal amount of our 1¾% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes. In addition, during 2010, holders of our 1 3/4% convertible senior subordinated notes converted $2.7 million of principal amount of the notes. We issued 60,986 shares of our common stock associated with the $2.7 million excess conversion value of the notes. We reflected these transactions totaling $60.8 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statement of Cash Flows for the year ended December 31, 2010. See Note 7 to our Consolidated Financial Statements for a full description of these notes.

Cash Flows

Cash flows provided by operating activities were $666.4 million during 2012 compared to $725.9 million during 2011. The decrease in cash flows provided by operating activities during 2012 was primarily due to an increase in inventories. The operating cash flow in 2011 benefited by approximately $126.7 million from an increase of accounts receivables sold to our retail finance joint ventures in Europe.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,489.9 million in working capital at December 31, 2012, as compared with $1,457.3 million at December 31, 2011. Our working capital as of December 31, 2012 includes the reclassification of our 1¼% convertible senior subordinated notes to a current liability during the fourth quarter of 2012, as was previously discussed. Accounts receivable and inventories, combined, at December 31, 2012 were $97.6 million higher than at December 31, 2011. The increase in accounts receivable and inventories as of December 31, 2012 compared to December 31, 2011 was as a result of net sales growth.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 26.9% at December 31, 2012 compared to 32.7% at December 31, 2011. The decrease in the ratio was due to debt repayments during 2012.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2012 are as follows (in millions):

	Payments Due By Period
	Total	2013	2014 to 2015	2016 to 2017	2018 and Beyond
Indebtedness(1)	$1,296.0	$260.4	$69.8	$651.0	$314.8
Interest payments related to long-term debt(1)	227.1	40.3	73.8	46.7	66.3
Capital lease obligations	10.0	2.6	3.3	0.6	3.5
Operating lease obligations	183.8	50.3	57.0	28.2	48.3
Unconditional purchase obligations	96.6	89.5	6.2	0.9	—
Other short-term and long-term obligations(2)	430.8	72.2	101.5	86.1	171.0
Total contractual cash obligations	$2,244.3	$515.3	$311.6	$813.5	$603.9

	Amount of Commitment Expiration Per Period
			2014 to 2015	2016 to 2017	2018 and Beyond
	Total	2013
Standby letters of credit and similar instruments	$15.8	$15.8	$—	$—	$—
Guarantees	177.9	171.7	5.1	1.1	—
Total commercial commitments and letters of credit	$193.7	$187.5	$5.1	$1.1	$—
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

At December 31, 2012, we guaranteed indebtedness owed to third parties of approximately $177.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2017. We believe the credit risk associated with these guarantees is not material to our financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid.

Other

At December 31, 2012, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,577.3 million. The outstanding contracts as of December 31, 2012 range in maturity through December 2013. Gains and losses on such contracts are historically substantially offset by losses and gains on the exposures being hedged. See “Foreign Currency Risk Management” for additional information.

As discussed in “Liquidity and Capital Resources,” we sell a majority of our wholesale accounts receivable in North America and Europe to our U.S., Canadian and European retail finance joint ventures. We also sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have determined that these facilities should be accounted for as off-balance sheet transactions.

Contingencies

As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $59.6 million and $54.6 million against our outstanding balance of Brazilian VAT taxes receivable as of December 31, 2012 and 2011, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program. On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has filed a notice of appeal with respect to the decision. The French government also is investigating our French subsidiary in connection with its participation in the Program. As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. See Note 12 to our Consolidated Financial Statements for further discussion of these matters.

Related Parties

Rabobank is a 51% owner in our retail finance joint ventures, which are located in the United States, Canada, Brazil, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden and Australia. Rabobank is also the principal agent and participant in our credit facility. The majority of the assets of our retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the retail finance joint ventures. During 2012, 2011 and 2010, we made a total of approximately $7.1 million, $8.3 million and $25.4 million, respectively, of investments in our retail finance joint ventures in Germany, the Netherlands and Brazil, primarily related to additional capital required as a result of increased retail finance portfolios during 2012, 2011 and 2010.

Our retail finance joint ventures provide retail and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. In addition, we transfer, on an ongoing basis, a majority of our wholesale receivables in North America and Europe to our North American and European retail finance joint ventures. See Note 4 to our Consolidated Financial Statements for further discussion of these agreements. We maintain a remarketing agreement with our U.S. retail finance joint venture, AGCO Finance LLC, as discussed above under “Commitments and Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our retail finance joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

Tractors and Farm Equipment Limited (“TAFE”), in which we hold a 23.5% interest, manufactures Massey Ferguson- branded equipment primarily in India and also supplies tractors and components to us for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of our Board of Directors. During 2012, 2011 and 2010, we purchased approximately $104.5 million, $80.4 million and $72.6 million, respectively, of tractors and components from TAFE.

During 2012, 2011 and 2010, we paid approximately $3.8 million, $4.0 million and $3.6 million, respectively, to PPG Industries, Inc. for painting materials used in our manufacturing processes. Our Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

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

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2012, 2011 and 2010, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive (loss) income that was reclassified to cost of goods sold during the years ended December 31, 2012, 2011 and 2010 was approximately $(8.1) million, $5.2 million and $(3.1) million, respectively, on an after-tax basis. The amount of the gain (loss) recorded to other comprehensive (loss) income related to the outstanding cash flow hedges as of December 31, 2012, 2011 and 2010 was approximately $0.7 million, $(4.3) million and $1.2 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2012 range in maturity through December 2013.

Assuming a 10% change relative to the currency of the hedge contract, the fair value of the foreign currency instruments could be negatively impacted by approximately $47.9 million as of December 31, 2012. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in United States and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for the year ended December 31, 2012 would have increased by approximately $3.5 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2012, 2011 and 2010.

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

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts by actively monitoring the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our allowance for doubtful accounts, we also consider other economic factors, such as aging trends. We believe that our process of specific review of customers combined with overall analytical review provides an effective evaluation of ultimate collectability of trade receivables. Our loss or write-off experience was approximately 0.1% of net sales in 2012.

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

At December 31, 2012, we had recorded an allowance for discounts and sales incentives of approximately $165.2 million, primarily related to allowances in our North America geographical segment that will be paid either through a reduction of future invoices, through credit memos to our dealers or through reductions in retail financing rates. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale, for those sales subject to such discount programs, our reserve would increase by approximately $7.0 million as of December 31, 2012. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $7.0 million as of December 31, 2012.

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

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $137.9 million in 2012 compared to $24.6 million in 2011. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and losses in jurisdictions where no income tax benefit is recorded. Our 2012 income tax rate provision (as reconciled in Note 6 to our Consolidated Financial Statements) includes the usage of approximately $54.7 million of valuation allowance resulting from income generated in the United States during 2012. The 2012 income tax provision also includes a reversal of approximately $13.8 million of the remaining valuation allowance previously established against our U.S. deferred tax assets and the recognition of certain U.S. research and development tax credits of approximately $13.1 million. We assessed the likelihood that our remaining U.S. deferred tax assets would be recovered from estimable future taxable income and determined the reversal was appropriate during the fourth quarter of 2012 as a result of improved profitability during 2012 of our core equipment business, the inclusion of the GSI business that was acquired at the end of 2011, and recently completed forecasts projecting future profitability of the combined businesses.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2012 and 2011, we had gross deferred tax assets of $478.0 million and $498.2 million, respectively, including $94.9 million and $181.6 million, respectively, related to net operating loss carryforwards. At December 31, 2012 we had total valuation allowances as an offset to the gross deferred tax assets of $74.5 million primarily related to net operating loss carryforwards in Brazil, Switzerland, China, and Russia. At December 31, 2011, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $145.8 million primarily related to net operating loss carryforwards in Brazil, Switzerland, China, Russia and the United States. Realization of the remaining deferred tax assets as of December 31, 2012 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2012 and 2011, we had approximately $94.5 million and $71.1 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2012 and 2011, we had approximately $23.5 million and $23.0 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2012 and 2011, we had accrued interest and penalties related to unrecognized tax benefits of approximately $11.9 million and $7.6 million, respectively. See Note 6 to our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Warranty and Additional Service Actions

We make provisions for estimated expenses related to product warranties at the time products are sold. We base these estimates on historical experience of the nature, frequency and average cost of warranty claims. In addition, we take into consideration the number and magnitude of additional service actions expected to be approved and policies related to additional service actions. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect net income.

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

For the years ended December 31, 2012, 2011 and 2010, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

The other key assumptions were set as follows:

•	Our inflation assumption is based on an evaluation of external market indicators.

•	The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•	The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers.

•	Retirement and termination rates primarily are based on actual plan experience and actuarial standards of practice.

•	The mortality rates for the U.S. and U.K. plans were updated in 2012 to reflect expected improvements in the life expectancy of the plan participants.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. pension plans comprised approximately 86% of our consolidated projected benefit obligation as of December 31, 2012. If the discount rate used to determine the 2012 projected benefit obligation for our U.S. pension plans was decreased by 25 basis points, our projected benefit obligation would have increased by $2.6 million at December 31, 2012, and our 2013 pension expense would increase by $0.1 million. If the discount rate used to determine the 2012 projected benefit obligation for our U.S. pension plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $2.5 million at December 31, 2012, and our 2013 pension expense would decrease by approximately $0.1 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $24.9 million at December 31, 2012, and our 2013 pension expense would increase by approximately $0.6 million. If the discount rate used to determine the projected benefit obligation for our U.K. pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $23.7 million at December 31, 2012, and our 2013 pension expense would decrease by approximately $0.6 million.

Unrecognized actuarial losses related to our qualified pension plans were $321.5 million as of December 31, 2012 compared to $299.3 million as of December 31, 2011. The increase in unrecognized losses between years primarily resulted from a decrease in our discount rates. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our qualified defined benefit pension plans, these losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits. For our U.S. salaried, U.S. hourly and U.K. pension plans, the population covered is predominantly inactive participants, and losses related to those plans will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2012, the average amortization period was 19 years for our U.S. qualified pension plans and 20 years for our non-U.S. pension plans. The estimated net actuarial loss for qualified defined benefit pension plans expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2013 is approximately $11.3 million compared to approximately $9.5 million during the year ended December 31, 2012.

Investment Strategy and Concentration of Risk

The weighted average asset allocation of our U.S. pension benefit plans at December 31, 2012 and 2011 are as follows:

Asset Category	2012	2011
Large and small cap domestic equity securities	45%	37%
International equity securities	14%	13%
Domestic fixed income securities	21%	21%
Other investments	20%	29%
Total	100%	100%

The weighted average asset allocation of our non-U.S. pension benefit plans at December 31, 2012 and 2011 are as follows:

Asset Category	2012	2011
Equity securities	42%	40%
Fixed income securities	34%	36%
Other investments	24%	24%
Total	100%	100%

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. Our U.S. target allocation of retirement fund investments is 45% large- and small-cap domestic equity securities, 15% international equity securities, 20% broad fixed income securities and 20% in alternative investments. We have noted that over long investment horizons, this mix of investments would achieve an average return in excess of 7.1%. In arriving at the choice of an expected return assumption of 7.0% for our U.S.-based plans for the year ended December 31, 2013, we have tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 35% of assets for the near-term benefit payments and 65% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. Our non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of our non-U.S. pension fund investments are related to our pension plan in the United Kingdom. We have noted that over very long periods, this mix of investments would achieve an average return in excess of 7.4%. In arriving at the choice of an expected return assumption of 7.0% for our U.K.-based plans for the year ended December 31, 2013, we have tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans.

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

As of December 31, 2012, our unfunded or underfunded obligations related to our qualified pension plans were approximately $265.6 million, primarily due to our pension plan in the United Kingdom. In 2012, we contributed approximately $36.1 million towards those obligations, and we expect to fund approximately $40.1 million in 2013. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £15.4 million per year (or approximately $25.0 million) towards that obligation for the next 11 years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

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

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, and an assessment of likely long-term trends. For the years ended December 31, 2012, 2011 and 2010, as previously discussed, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. After the bond portfolio is selected, a single discount rate is determined such that the market value of the bonds purchased equals the discounted value of the plan’s benefit payments. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2012 to reflect expected improvements in the life expectancy of the plan participants. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 85% of our consolidated projected benefit obligation. If the discount rate used to determine the 2012 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.8 million at December 31, 2012, and our 2013 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2012 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.8 million, and our 2013 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. and Brazilian postretirement benefit plans were $10.8 million as of December 31, 2012 compared to $9.4 million as of December 31, 2011, of which $10.0 million and $9.1 million, respectively, related to our U.S. postretirement benefit plans. The increase in losses primarily reflects the decrease in the discount rate during 2012. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2012, the average amortization period was 14 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2013 is approximately $0.5 million, compared to approximately $0.4 million during the year ended December 31, 2012.

As of December 31, 2012, we had approximately $37.0 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2012, we made benefit payments of approximately
$1.8 million towards these obligations, and we expect to make benefit payments of approximately $1.8 million towards these obligations in 2013.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2012 and 2011, we assumed an 8.0% health care cost trend rate for 2013 and 2012, respectively, decreasing to 5.0% by 2019 and 2018, respectively. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2012, we assumed a 10.7% health care cost trend rate for 2013, decreasing to 6.2% by 2022. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2011, we assumed a 10.0% health care cost trend rate for 2012, decreasing to 5.5% by 2021. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2013 and the accumulated postretirement benefit obligation at December 31, 2012 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.3	($0.2)
Effect on accumulated benefit obligation	$5.5	($4.4)

Litigation

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate.

Goodwill, Other Intangible Assets and Long-Lived Assets

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

We utilize a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making quantitative goodwill assessments. As stated above, goodwill is tested qualitatively or quantitatively for impairment on an annual basis and more often if indications of impairment exist.

We review our long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

We make various assumptions, including assumptions regarding future cash flows, market multiples, growth rates and discount rates, in our assessments of goodwill, other indefinite-lived intangible assets and long-lived assets for impairment. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of the reporting unit or related to the long-lived assets. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit or long-lived assets. These assumptions require significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments.

During the fourth quarter of 2012, we recorded a non-cash impairment charge of approximately $22.4 million related to goodwill and certain other identifiable assets associated with our Chinese harvesting business in accordance with ASC 350. The operating results of our Chinese harvesting business from the date of acquisition in November 2011, combined with recently completed forecasts, resulted in our conclusion that it was more likely than not that the fair value of the Chinese harvesting reporting unit was less than its carrying amount. See Note 1 to our Consolidated Financial Statements for further discussion.

The results of our goodwill impairment analysis conducted as of October 1, 2012 indicated that no other reduction in the carrying amount of goodwill was required. The results of our goodwill impairment analyses conducted as of October 1, 2011 and 2010 indicated that no reduction in the carrying amount of goodwill was required.

As of December 31, 2012, we had approximately $1,192.4 million of goodwill. While our annual impairment testing in 2012 supported the carrying amount of this goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

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

Item 8.        Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2012 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 on page 27 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2013

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$9,962.2	$8,773.2	$6,896.6
Cost of goods sold	7,839.0	6,997.1	5,637.9
Gross profit	2,123.2	1,776.1	1,258.7
Selling, general and administrative expenses	1,041.2	869.3	692.1
Engineering expenses	317.1	275.6	219.6
Restructuring and other infrequent (income) expenses	—	(0.7)	4.4
Impairment charge	22.4	—	—
Amortization of intangibles	49.3	21.6	18.4
Income from operations	693.2	610.3	324.2
Interest expense, net	57.6	30.2	33.3
Other expense, net	34.8	19.1	16.0
Income before income taxes and equity in net earnings of affiliates	600.8	561.0	274.9
Income tax provision	137.9	24.6	104.4
Income before equity in net earnings of affiliates	462.9	536.4	170.5
Equity in net earnings of affiliates	53.5	48.9	49.7
Net income	516.4	585.3	220.2
Net loss (income) attributable to noncontrolling interests	5.7	(2.0)	0.3
Net income attributable to AGCO Corporation and subsidiaries	$522.1	$583.3	$220.5
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$5.38	$6.10	$2.38
Diluted	$5.30	$5.95	$2.29
Weighted average number of common and common equivalent shares outstanding:
Basic	97.1	95.6	92.8
Diluted	98.6	98.1	96.4

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income	$516.4	$585.3	$220.2
Other comprehensive (loss) income, net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	(2.5)	(5.0)	(2.8)
Net actuarial (loss) gain arising during year	(28.2)	(61.8)	23.5
Amortization of prior service cost included in net periodic pension cost	0.4	0.1	1.8
Amortization of net actuarial losses included in net periodic pension cost	7.6	5.6	6.7
Derivative adjustments:
Net changes in fair value of derivatives	(3.1)	(0.2)	(0.6)
Net losses (gains) reclassified from accumulated other comprehensive loss into income	8.1	(5.2)	3.1
Net changes in fair value of derivatives held by affiliates	—	2.5	0.2
Foreign currency translation adjustments	(62.7)	(204.6)	23.3
Other comprehensive (loss) income, net of reclassification adjustments	(80.4)	(268.6)	55.2
Comprehensive income	436.0	316.7	275.4
Comprehensive loss (income) attributable to noncontrolling interests	7.3	(1.9)	0.4
Comprehensive income attributable to AGCO Corporation and subsidiaries	$443.3	$314.8	$275.8

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$781.3	$724.4
Accounts and notes receivable, net	924.6	970.5
Inventories, net	1,703.1	1,559.6
Deferred tax assets	243.5	142.7
Other current assets	302.2	265.6
Total current assets	3,954.7	3,662.8
Property, plant and equipment, net	1,406.1	1,222.6
Investment in affiliates	390.3	346.3
Deferred tax assets	40.0	37.6
Other assets	131.2	126.9
Intangible assets, net	607.1	666.5
Goodwill	1,192.4	1,194.5
Total assets	$7,721.8	$7,257.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$59.1	$60.1
Convertible senior subordinated notes	192.1	—
Accounts payable	888.3	937.0
Accrued expenses	1,226.5	1,080.6
Other current liabilities	98.8	127.8
Total current liabilities	2,464.8	2,205.5
Long-term debt, less current portion	1,035.6	1,409.7
Pensions and postretirement health care benefits	331.6	298.6
Deferred tax liabilities	242.7	192.3
Other noncurrent liabilities	149.1	119.9
Total liabilities	4,223.8	4,226.0
Commitments and contingencies (Note 12)
Temporary equity	16.5	—
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2012 and 2011	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 96,815,998 and 97,194,732 shares issued and outstanding at December 31, 2012 and 2011, respectively	1.0	1.0
Additional paid-in capital	1,082.9	1,073.2
Retained earnings	2,843.7	2,321.6
Accumulated other comprehensive loss	(479.4)	(400.6)
Total AGCO Corporation stockholders’ equity	3,448.2	2,995.2
Noncontrolling interests	33.3	36.0
Total stockholders’ equity	3,481.5	3,031.2
Total liabilities, temporary equity and stockholders’ equity	$7,721.8	$7,257.2

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred (Losses) Gains on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2009	92,453,665	$0.9	$1,061.9	$1,517.8	$(208.3)	$25.0	$(4.1)	$(187.4)	$1.2	$2,394.4	$8.3
Net income (loss)	—	—	—	220.5	—	—	—	—	(0.3)	220.2
Issuance of restricted stock	17,303	—	0.7	—	—	—	—	—	—	0.7
Issuance of performance award stock	555,262	—	(11.2)	—	—	—	—	—	—	(11.2)
Stock options and SSARs exercised	56,326	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	12.7	—	—	—	—	—	—	12.7
Conversion of 1 3/4% convertible senior subordinated notes	60,986	—	—	—	—	—	—	—	—	—
Repurchase of 1 3/4% convertible senior subordinated notes	—	—	(21.1)	—	—	—	—	—	—	(21.1)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Net actuarial gain arising during year	—	—	—	—	23.5	—	—	23.5	—	23.5
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	1.8	—	—	1.8	—	1.8
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	6.7	—	—	6.7	—	6.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	2.5	2.5	—	2.5
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	0.2	0.2	—	0.2
Reclassification from temporary equity- Equity component of convertible senior subordinated notes	—	—	8.3	—	—	—	—	—	—	8.3	(8.3)
Change in cumulative translation adjustment	—	—	—	—	—	23.4	—	23.4	(0.1)	23.3
Balance, December 31, 2010	93,143,542	0.9	1,051.3	1,738.3	(179.1)	48.4	(1.4)	(132.1)	0.8	2,659.2	—
Net income	—	—	—	583.3	—	—	—	—	2.0	585.3
Issuance of restricted stock	12,034	—	0.7	—	—	—	—	—	—	0.7
Issuance of performance award stock	51,590	—	(1.5)	—	—	—	—	—	—	(1.5)
Stock options and SSARs exercised	60,992	—	(0.7)	—	—	—	—	—	—	(0.7)
Stock compensation	—	—	23.7	—	—	—	—	—	—	23.7
Conversion of 1 3/4% convertible senior subordinated notes	3,926,574	0.1	(0.1)	—	—	—	—	—	—	—
Investments by noncontrolling interests	—	—	—	—	—	—	—	—	34.6	34.6
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Change in fair value of noncontrolling interest	—	—	(0.2)	—	—	—	—	—	0.2	—
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(5.0)	—	—	(5.0)	—	(5.0)
Net actuarial loss arising during year	—	—	—	—	(61.8)	—	—	(61.8)	—	(61.8)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.1	—	—	0.1	—	0.1
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	5.6	—	—	5.6	—	5.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Deferred gains and losses on derivatives held by affiliates, net	—	—	—	—	—	—	2.5	2.5	—	2.5
Change in cumulative translation adjustment	—	—	—	—	—	(204.5)	—	(204.5)	(0.1)	(204.6)
Balance, December 31, 2011	97,194,732	1.0	1,073.2	2,321.6	(240.2)	(156.1)	(4.3)	(400.6)	36.0	3,031.2	—
Net income (loss)	—	—	—	522.1	—	—	—	—	3.0	525.1	(8.7)
Issuance of restricted stock	13,986	—	1.0	—	—	—	—	—	—	1.0
Stock options and SSARs exercised	16,287	—	(0.3)	—	—	—	—	—	—	(0.3)
Stock compensation	—	—	35.8	—	—	—	—	—	—	35.8
Investments by redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	17.6
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(4.0)	(4.0)
Purchases and retirement of common stock	(409,007)	—	(17.6)	—	—	—	—	—	—	(17.6)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(2.5)	—	—	(2.5)	—	(2.5)
Net actuarial loss arising during year	—	—	—	—	(28.2)	—	—	(28.2)	—	(28.2)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.4	—	—	0.4	—	0.4
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	7.6	—	—	7.6	—	7.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	5.0	5.0	—	5.0
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	(9.2)	—	—	—	—	—	—	(9.2)	9.2
Change in cumulative translation adjustment	—	—	—	—	—	(61.1)	—	(61.1)	—	(61.1)	(1.6)
Balance, December 31, 2012	96,815,998	$1.0	$1,082.9	$2,843.7	$(262.9)	$(217.2)	$0.7	$(479.4)	$33.3	$3,481.5	$16.5

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$516.4	$585.3	$220.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180.6	151.9	135.9
Deferred debt issuance cost amortization	3.5	2.9	2.9
Impairment charge	22.4	—	—
Amortization of intangibles	49.3	21.6	18.4
Amortization of debt discount	8.7	8.2	15.3
Stock compensation	36.8	24.4	13.4
Equity in net earnings of affiliates, net of cash received	(25.7)	(19.0)	(14.8)
Deferred income tax (benefit) provision	(36.4)	(127.6)	2.9
Other	0.6	(1.3)	0.1
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	40.6	5.4	9.9
Inventories, net	(160.9)	(221.0)	(60.6)
Other current and noncurrent assets	(71.8)	(16.5)	(123.9)
Accounts payable	(61.7)	162.3	70.6
Accrued expenses	154.5	183.5	114.9
Other current and noncurrent liabilities	9.5	(34.2)	33.5
Total adjustments	150.0	140.6	218.5
Net cash provided by operating activities	666.4	725.9	438.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(340.5)	(300.4)	(167.1)
Proceeds from sale of property, plant and equipment	0.9	1.5	0.9
Purchase of businesses, net of cash acquired	(2.9)	(1,018.0)	(81.5)
Investments in consolidated affiliates, net of cash acquired	(20.1)	(34.8)	—
Investments in unconsolidated affiliates, net	(15.8)	(8.3)	(25.4)
Restricted cash and other	3.7	(3.7)	—
Net cash used in investing activities	(374.7)	(1,363.7)	(273.1)
Cash flows from financing activities:
Repurchase or conversion of convertible senior subordinated notes	—	(161.0)	(60.8)
Proceeds from debt obligations	926.3	1,676.9	71.4
Repayments of debt obligations	(1,148.8)	(826.4)	(109.2)
Purchases and retirement of common stock	(17.6)	—	—
Proceeds from issuance of common stock	—	0.3	0.5
Payment of minimum tax withholdings on stock compensation	(0.3)	(2.5)	(11.3)
Payment of debt issuance costs	(0.2)	(14.8)	—
(Distribution to) investments by noncontrolling interests	(1.0)	(1.5)	—
Net cash (used in) provided by financing activities	(241.6)	671.0	(109.4)
Effects of exchange rate changes on cash and cash equivalents	6.8	(28.7)	12.3
Increase in cash and cash equivalents	56.9	4.5	68.5
Cash and cash equivalents, beginning of year	724.4	719.9	651.4
Cash and cash equivalents, end of year	$781.3	$724.4	$719.9

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, tillage, implements and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, Massey Ferguson®, Valtra® and GSI®. The Company distributes most of its products through a combination of approximately 3,150 independent dealers and distributors. In addition, the Company provides retail financing in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Norway, Brazil, Argentina and Australia through its retail finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

Basis of Presentation

The Company’s Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined to be the primary beneficiary. The Company records investments in all other affiliate companies using the equity method of accounting when it has significant influence. Other investments, including those representing an ownership of less than 20%, are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

During 2012, the Company acquired 61% of Santal Equipamentos S.A. Comércio e Indústria (“Santal”), a manufacturer and distributor of sugar cane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. As the Company has a controlling voting interest to direct the activities that most significantly impact

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Santal, the Company has consolidated Santal’s operations in the Company’s results of operations and financial position commencing as of and from the date of acquisition.

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. In certain countries, sales of certain grain storage and protein production systems where the Company is responsible for construction or installation are recorded at the completion of the project. Payment terms vary by market and product, with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title are those enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program. See “Accounts and Notes Receivable” for further discussion.

In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. Interest generally is charged on the outstanding balance six to 12 months after shipment. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger, seasonal stock orders generally requiring payment within six months of shipment. Sales of grain storage and protein production systems generally are payable within 30 days of shipment.

In other international markets, equipment sales are generally payable in full within 30 to 180 days of shipment. Payment terms for some highly seasonal products have a specified due date during the year regardless of the shipment date. Sales of replacement parts generally are payable within 30 to 90 days of shipment, with terms for some larger, seasonal stock orders generally payable within six months of shipment.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories, deferred income tax valuation allowances, goodwill and other identifiable

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

intangible assets and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty obligations, product liability and workers’ compensation obligations, and pensions and postretirement benefits.

Cash and Cash Equivalents

Cash at December 31, 2012 and 2011 of $403.6 million and $320.4 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2012 and 2011 of $377.7 million and $404.0 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

Accounts and Notes Receivable

Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company’s terms of sale generally range from one to 12 months and are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions, with respect to most equipment sales, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase a dealer or distributor’s unsold inventory, including inventories for which the receivable has already been paid.

The Company offers various sales terms with respect to its products. For sales in most markets outside of the United States and Canada, the Company does not normally charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months, with the exception of certain seasonal products, which bear interest after various periods up to 23 months depending on the time of year of the sale and the dealer or distributor’s sales volume during the preceding year. The Company’s North American geographical reportable segment comprises approximately 25.9% of the Company’s total net sales during 2012. For the year ended December 31, 2012, 22.5% and 3.0% of the Company’s net sales had maximum interest-free periods ranging from one to six months and seven to 12 months, respectively, related to its North American geographical reporting segment. Net sales with maximum interest-free periods ranging from 13 to 23 months were approximately 0.4% of the Company’s net sales during 2012. Actual interest-free periods are shorter than above because the equipment receivable from dealers or distributors in the United States and Canada is due immediately upon sale of the equipment to a retail customer. Under normal circumstances, interest is not forgiven and interest-free periods are not extended. The Company has an agreement to permit transferring, on an ongoing basis, substantially all of its wholesale interest-bearing and non-interest bearing accounts receivable in North America to its U.S. and Canadian retail finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. The Company also has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its accounts receivables in Germany, France, Austria, Norway and Sweden to the relevant AGCO Finance entities in those countries. Upon transfer, the receivables maintain standard payment terms. Qualified dealers may obtain additional financing through the Company’s U.S., Canadian and European retail finance joint ventures at the joint ventures’ discretion.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2012 and 2011 were as follows (in millions):

	2012	2011
Sales incentive discounts	$21.5	$12.4
Doubtful accounts	38.1	36.9
	$59.6	$49.3

The Company transfers certain accounts receivable under its accounts receivable sales agreements with its retail finance joint ventures (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments are made to the Company’s U.S. and Canadian retail finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold. The balances of such sales discount reserves that are recorded within “Accrued expenses” as of December 31, 2012 and 2011 were approximately $143.7 million and $91.1 million, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2012 and 2011, the Company had recorded $99.2 million and $106.8 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

Inventories, net at December 31, 2012 and 2011 were as follows (in millions):

	2012	2011
Finished goods	$598.5	$500.0
Repair and replacement parts	505.6	450.7
Work in process	137.5	127.6
Raw materials	461.5	481.3
Inventories, net	$1,703.1	$1,559.6

Cash flows related to the sale of inventories are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of 10 to 40 years for buildings and improvements, 3 to 15 years for machinery and equipment, and 3 to 10 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment, net at December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Land	$100.1	$97.2
Buildings and improvements	618.8	527.9
Machinery and equipment	1,616.2	1,418.1
Furniture and fixtures	244.5	205.7
Gross property, plant and equipment	2,579.6	2,248.9
Accumulated depreciation and amortization	(1,173.5)	(1,026.3)
Property, plant and equipment, net	$1,406.1	$1,222.6

Goodwill, Other Intangible Assets and Long-Lived Assets

ASC 350, “Intangibles — Goodwill and Other”, establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s annual qualitative or quantitative assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the quantitative impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment, for example, a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments are not its reporting units.

The second step of the quantitative goodwill impairment test, used to measure the amount of impairment loss, if any, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; that is, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company utilizes a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making quantitative goodwill assessments.

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. An impairment loss would be recognized based on the difference between the carrying values and estimated fair value. The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to income in the current year. If the asset being tested for recoverability was acquired in a business combination, intangible assets resulting from the acquisition that are related to the asset are included in the assessment. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The operating results of the Company’s Chinese harvesting business, since the date of acquisition in November 2011, combined with recently completed forecasts resulted in the Company’s conclusion during the fourth quarter of 2012 that it was more likely than not that the fair value of the Chinese harvesting reporting unit was less than its carrying amount. Therefore, the Company conducted a quantitative goodwill impairment analysis as of October 1, 2012 of the Chinese harvesting business and also reviewed its long-lived assets for impairment as of October 1, 2012, including its trademark, distribution network and land use right identifiable intangible assets. The goodwill and long-lived asset impairment analyses indicated that a reduction in the carrying amount of the Chinese harvesting business’s goodwill and certain other identifiable intangible assets was required. Accordingly, the Company recorded an impairment charge of approximately $22.4 million within “Impairment charge” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012. The Chinese harvesting business operates within the Asia/Pacific geographical reportable segment. The Company’s accumulated goodwill impairment is approximately $180.5 million, which is comprised of approximately $9.1 million recorded in 2012 related to the Chinese harvesting reporting unit and approximately $171.4 million recorded in 2006 related to the Company’s sprayer reporting unit. The Sprayer reporting unit operates within the North American geographical reportable segment.

The results of the Company’s goodwill impairment analysis conducted as of October 1, 2012 indicated that no other reduction in the carrying amount of goodwill was required. The results of the Company’s goodwill impairment analysis conducted as of October 1, 2011 and 2010 indicated that no reduction in the carrying amount of the Company’s goodwill was required.

Changes in the carrying amount of goodwill during the years ended December 31, 2012, 2011 and 2010 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
Balance as of December 31, 2009	$3.1	$187.2	$443.7	$—	$634.0
Acquisition	—	—	26.8	—	26.8
Adjustments related to income taxes	—	—	(8.6)	—	(8.6)
Foreign currency translation	—	9.5	(29.0)	—	(19.5)
Balance as of December 31, 2010	3.1	196.7	432.9	—	632.7
Acquisition	412.8	38.3	85.3	69.3	605.7
Adjustments related to income taxes	—	—	(9.1)	—	(9.1)
Foreign currency translation	—	(22.8)	(12.3)	0.3	(34.8)
Balance as of December 31, 2011	415.9	212.2	496.8	69.6	1,194.5
Acquisitions	0.8	29.0	—	(3.7)	26.1
Impairment charge	—	—	—	(9.1)	(9.1)
Adjustments related to income taxes	—	—	(7.8)	—	(7.8)
Foreign currency translation	—	(21.9)	9.3	1.3	(11.3)
Balance as of December 31, 2012	$416.7	$219.3	$498.3	$58.1	$1,192.4

During 2012, 2011 and 2010, the Company reduced goodwill for financial reporting purposes by approximately
$7.8 million, $9.1 million and $8.6 million, respectively, related to the realization of tax benefits associated with the excess tax basis deductible goodwill resulting from the Company’s acquisition of Valtra.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from 5 to 45 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Asset	Weighted-Average Useful Life
Customer relationships	13	years
Patents and technology	13	years
Trademarks and trade names	21	years
Land use rights	45	years

For the years ended December 31, 2012, 2011 and 2010, acquired intangible asset amortization was $49.3 million, $21.6 million and $18.4 million, respectively. The Company estimates amortization of existing intangible assets will be
$48.0 million for 2013, $40.0 million for 2014, $39.9 million for 2015, $38.8 million for 2016, and $38.4 million for 2017.

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

Changes in the carrying amount of acquired intangible assets during 2012 and 2011 are summarized as follows (in millions):

	Trademarks and trade names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2010	$38.4	$124.9	$50.8	$—	$214.1
Acquisition	79.7	396.1	36.5	8.5	520.8
Foreign currency translation	—	(9.6)	(1.6)	0.1	(11.1)
Balance as of December 31, 2011	118.1	511.4	85.7	8.6	723.8
Acquisitions	1.5	—	1.1	—	2.6
Foreign currency translation	(0.7)	(3.6)	0.8	0.1	(3.4)
Balance as of December 31, 2012	$118.9	$507.8	$87.6	$8.7	$723.0

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Trademarks and trade names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2010	$11.0	$73.7	$50.4	$—	$135.1
Amortization expense	2.1	18.2	1.3	—	21.6
Foreign currency translation	—	(6.6)	(1.4)	—	(8.0)
Balance as of December 31, 2011	13.1	85.3	50.3	—	148.7
Amortization expense	6.7	39.4	3.0	0.2	49.3
Impairment charge	5.6	5.4	—	2.3	13.3
Foreign currency translation	(0.5)	(3.5)	0.8	—	(3.2)
Balance as of December 31, 2012	$24.9	$126.6	$54.1	$2.5	$208.1

Trademarks and trade names
Indefinite-lived intangible assets:
Balance as of December 31, 2010	$92.6
Foreign currency translation	(1.2)
Balance as of December 31, 2011	91.4
Foreign currency translation	0.8
Balance as of December 31, 2012	$92.2

Accrued Expenses

Accrued expenses at December 31, 2012 and 2011 consisted of the following (in millions):

	2012	2011
Reserve for volume discounts and sales incentives	$403.9	$318.9
Warranty reserves	223.9	212.7
Accrued employee compensation and benefits	249.7	220.1
Accrued taxes	169.3	139.0
Other	179.7	189.9
	$1,226.5	$1,080.6

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in millions):

	2012	2011	2010
Balance at beginning of the year	$240.5	$199.5	$181.6
Acquisitions	0.1	7.2	—
Accruals for warranties issued during the year	184.5	195.1	163.7
Settlements made (in cash or in kind) during the year	(171.7)	(152.6)	(140.1)
Foreign currency translation	3.5	(8.7)	(5.7)
Balance at the end of the year	$256.9	$240.5	$199.5

The Company’s agricultural equipment products are generally under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

historical warranty experience. Approximately $33.0 million and $27.8 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

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

Stock Incentive Plans

Stock compensation expense was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Cost of goods sold	$2.4	$1.6	$0.7
Selling, general and administrative expenses	34.6	23.0	12.9
Total stock compensation expense	$37.0	$24.6	$13.6

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs are normally expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2012, 2011 and 2010 totaled approximately $65.0 million, $56.3 million and $44.6 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $31.0 million, $29.9 million and $26.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in millions):

	2012	2011	2010
Interest expense	$77.7	$59.0	$64.0
Interest income	(20.1)	(28.8)	(30.7)
	$57.6	$30.2	$33.3

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Refer to Note 6 for additional information regarding the Company’s income taxes.

Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted income per common share assumes the exercise of outstanding stock options, Stock-settled stock appreciation rights (“SSARs”), the vesting of restricted stock and performance share awards, and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive.

The Company’s $201.3 million aggregate principal amount of 1 1/4% convertible senior subordinated notes provides for (i) the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the new notes are converted in connection with certain change of control transactions. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value using the treasury stock method (Note 7). A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted income per share during the years ended December 31, 2012, 2011 and 2010 is as follows (in millions, except per share data):

	2012	2011	2010
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$522.1	$583.3	$220.5
Weighted average number of common shares outstanding	97.1	95.6	92.8
Basic net income per share attributable to AGCO Corporation and subsidiaries	$5.38	$6.10	$2.38
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$522.1	$583.3	$220.5
Weighted average number of common shares outstanding	97.1	95.6	92.8
Dilutive stock options, SSARs, performance share awards and restricted stock awards	1.0	0.6	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	0.5	1.9	3.2
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted income per share	98.6	98.1	96.4
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$5.30	$5.95	$2.29

SSARs to purchase 0.6 million shares for the year ended December 31, 2012, and 0.3 million shares for each of the years ended 2011 and 2010 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive income (loss) and the related tax effects for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2012			2012
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(32.5)	$9.8	$(22.7)	$—
Net gain on derivatives	6.5	(1.5)	5.0	—
Foreign currency translation adjustments	(61.1)	—	(61.1)	(1.6)
Total components of other comprehensive loss	$(87.1)	$8.3	$(78.8)	$(1.6)

	AGCO Corporation and Subsidiaries			Noncontrolling Interest
	2011			2011
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(76.0)	$14.9	$(61.1)	$—
Net loss on derivatives	(7.1)	1.7	(5.4)	—
Unrealized gain on derivatives held by affiliates	2.5	—	2.5	—
Foreign currency translation adjustments	(204.5)	—	(204.5)	(0.1)
Total components of other comprehensive loss	$(285.1)	$16.6	$(268.5)	$(0.1)

	AGCO Corporation and Subsidiaries			Noncontrolling Interest
	2010			2010
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$41.7	$(12.5)	$29.2	$—
Net gain on derivatives	3.1	(0.6)	2.5	—
Unrealized gain on derivatives held by affiliates	0.2	—	0.2	—
Foreign currency translation adjustments	23.4	—	23.4	(0.1)
Total components of other comprehensive income (loss)	$68.4	$(13.1)	$55.3	$(0.1)

Financial Instruments

The carrying amounts reported in the Company’s Consolidated Balance Sheets for “Cash and cash equivalents,” “Accounts and notes receivable” and “Accounts payable” approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amounts of long-term debt under the Company’s 4½% senior term loan and credit facility (Note 7) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2012, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible notes (Note 7), based on their listed market values, were $327.2 million and $250.6 million, respectively, compared to their carrying values of $300.0 million and $192.1 million, respectively. At December 31, 2011, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible notes (Note 7), based on their listed market values, were $298.9 million and $252.4 million, respectively, compared to their carrying values of $300.0 million and $183.4 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The notional amounts of the foreign currency contracts do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant. The Company’s hedging policy prohibits it from entering into any foreign currency contracts for speculative trading purposes. Refer to Note 11 for additional information regarding the Company's derivative instruments and hedging activities.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The standard requires an entity to present (in one place, either on the face of the statement where net income is presented or in the footnotes) the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, the standard requires an entity to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company adopted this guidance on January 1, 2013.
In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity concludes it is more likely than not that the fair value of such an asset exceeds its carrying amount, it need not calculate the fair value of the asset in that year. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of the ASU did not have a material impact on the Company’s results of operations or financial condition.
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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The standard initially required that reclassification adjustments from other comprehensive income be measured and presented by income statement line item on the face of the statement of operations. In December 2011, however, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.” This standard defers the requirement to present components of reclassifications of other comprehensive income on the face of the statement of operations. The Company adopted these standards by consecutively presenting the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 clarifies existing fair value measurement concepts and continues the convergence towards a uniform framework for applying

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value measurement principles. This standard requires additional disclosures for fair value measurements, primarily Level 3 measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements or footnote disclosures.

2.    Acquisitions

In January 2012, the Company acquired 61% of Santal for approximately R$36.7 million, net of approximately
R$11.9 million cash acquired (or approximately $20.1 million, net). Santal, headquartered in Ribeirão Preto, Brazil, manufactures and distributes sugar cane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. The acquisition of Santal will provide the Company’s customers in Brazil with a wider range of agricultural products and services. The acquisition was funded with available cash on hand. The Company recorded approximately $28.0 million of goodwill and approximately $2.6 million of trade name, trademark and patent identifiable intangible assets associated with the acquisition. The goodwill generally results from the value of the cash flows expected to be generated in the future compared to the asset intensity of the business. The goodwill is reported within the Company’s South American geographical reportable segment. The Company and the seller each have a call option and put option, respectively, with varying dates with respect to the remaining 39% interest in Santal. The fair value of the redeemable noncontrolling interest in Santal was recorded within “Temporary equity” in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date. The acquired other identifiable intangible assets of Santal are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Trademarks and trade names	$1.5	5	years
Patents	1.1	5	years
	$2.6

On November 30, 2011, the Company acquired GSI Holdings Corp. (“GSI”) for $932.2 million, net of approximately $27.9 million cash acquired. GSI, headquartered in Assumption, Illinois, is a leading manufacturer of grain storage and protein production systems. GSI sells its products globally through independent dealers. The acquisition was financed by the issuance of $300.0 million of 5 7/8% senior notes and the Company’s credit facility (Note 7). As a result of the acquisition, the Company recorded a tax benefit of approximately $149.3 million within “Income tax (benefit) provision” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2011, resulting from a reversal of a portion of its previously established deferred tax valuation allowance. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI relating to acquired amortizable intangible assets (Note 6). The final fair values of the assets acquired and liabilities assumed as of the acquisition date are presented in the following table (in millions):

Current assets	$216.0
Property, plant and equipment	69.6
Intangible assets	438.5
Goodwill	535.7
Other noncurrent assets	2.1
Total assets acquired	1,261.9
Current liabilities	133.6
Deferred tax liabilities	162.8
Long-term debt and other noncurrent liabilities	5.4
Total liabilities assumed	301.8
Net assets acquired	$960.1

On November 30, 2011, the Company acquired 98% of Shandong Dafeng Machinery Co., Ltd. (“Dafeng”) for approximately 171.7 million yuan (or approximately $26.9 million). The Company acquired approximately $17.1 million of cash and assumed approximately $41.1 million of indebtedness associated with the transaction. Dafeng is located in Yanzhou, China and manufactures a complete range of corn, grain, rice and soybean harvesting machines for Chinese domestic markets. The acquisition was funded with available cash on hand. The fair value of the noncontrolling interest in Dafeng was recorded

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

within “Noncontrolling interests” in the Company’s Consolidated Balance Sheet as of the acquisition date. During the fourth quarter of 2012, the Company recorded an impairment charge of approximately $22.4 million within “Impairment charge” in the Company’s Consolidated Statement of Operations associated with the write-down of its Chinese harvesting reporting unit’s goodwill and certain other identifiable intangible assets. Refer to Note 1 for additional information.

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

On January 3, 2011, the Company acquired 50% of AGCO-Amity JV for approximately $25.0 million, net of approximately $5.0 million cash acquired, thereby creating a joint venture between the Company and Amity Technology LLC. The joint venture had approximately $6.2 million of indebtedness as of the date of acquisition. AGCO-Amity JV is located in North Dakota and manufactures air-seeding and tillage equipment. The investment was funded with available cash on hand. As the Company has a controlling voting interest to direct the activities that most significantly impact the joint venture, the Company has consolidated the joint venture’s operations in the Company’s Consolidated Financial Statements commencing as of and from the date of the formation of the joint venture. The goodwill and other identifiable intangible assets recorded represent 100% of the value of these assets within the joint venture’s financial position. The fair value of the noncontrolling interest in AGCO-Amity JV was recorded within “Noncontrolling interests” in the Company’s Consolidated Balance Sheet as of the acquisition date.

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

The results of operations for the Santal, GSI, Dafeng, Laverda, AGCO-Amity JV and Sparex acquisitions have been included in the Company’s Consolidated Financial Statements as of and from the dates of the respective acquisitions. The Company allocated the purchase price of each acquisition to the assets acquired and liabilities assumed based on their fair values as of the respective acquisition dates. In general, the acquired assets of the acquisitions consisted primarily of accounts receivable, inventories, property, plant and equipment and other identifiable intangible assets. The liabilities assumed generally consisted of accounts payable and indebtedness.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2011 and 2010, respectively, as if the prior years’ acquisitions had occurred as of January 1, 2010. The unaudited pro forma information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies. The unaudited pro forma financial information has been adjusted to give effect to adjustments that are directly related to the business combination, factually supportable and expected to have a continuing impact. The adjustments include the application of the Company’s accounting policies, depreciation and amortization related to fair value adjustments to property, plant and equipment, intangible assets and inventory, tax-related adjustments, and the impact of the Company’s issuance of $300.0 million of 5 7/8% senior notes and new credit facility, which were used to finance the acquisition of GSI. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to represent what the results of operations of the Company actually would have been had the transactions occurred on the date indicated or what the results of operations may be in any future period (in millions, except per share data):

	Years Ended December 31,
	2011	2010
Net sales	$9,512.7	$7,939.9
Net income attributable to AGCO Corporation and subsidiaries	629.9	214.0
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$6.59	$2.31
Diluted	$6.42	$2.22

3.    Restructuring and Other Infrequent (Income) Expenses

The Company recorded restructuring and other infrequent (income) expense of approximately $0.0 million, $(0.7) million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The income in 2011 primarily related to the Company’s reversal of previously accrued legally required severance payments associated with the rationalization of its French operations. The charges in 2010 primarily related to severance and other related costs associated with the Company’s rationalization of its operations in Denmark, Spain, Finland and France.

European and North American Manufacturing and Administrative Headcount Reductions

During 2009 and 2010, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities, including those located in France, Finland, Germany and the United States, as well as at various administrative offices located in the United Kingdom, Spain and the United States. During 2010, the Company recorded severance and other related costs of approximately $2.2 million associated with such actions. During 2011, the Company recorded a reversal of approximately $0.9 million of previously accrued, legally required severance payments associated with the rationalization of its French operations. The Company also recorded approximately $0.2 million of additional restructuring-related costs during 2011 associated with the French rationalization. The net restructuring and other infrequent costs and income were recorded within the Company’s Europe/Africa/Middle East geographical segment during 2010 and 2011. During 2012, the remaining $0.3 million of severance and other related costs associated with these rationalizations, accrued as of December 31, 2011, were paid and all remaining employees identified for termination were terminated.

Randers, Denmark Closure

In July 2010, the Company ceased its assembly operations located in Randers, Denmark. In August 2010, the Company completed the transfer of the assembly operations to its harvesting equipment manufacturing operations, Laverda, located in Breganze, Italy. The Company recorded approximately $2.2 million of expenses during 2010 associated with the facility closure, primarily related to employee retention payments, which were accrued over the term of the retention period. As of December 31, 2011, all severance, retention and other related costs associated with the closure had been paid and all of the employees identified for termination had been terminated.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    Accounts Receivable Sales Agreements

At December 31, 2012 and 2011, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of December 31, 2012 and 2011, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.1 billion and $827.5 million, respectively.

Under the terms of the accounts receivable sales agreements in North America and Europe, the Company pays an annual servicing fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the sales agreements. These fees were reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.
The Company’s former European accounts receivable securitization facilities expired in October 2011. Wholesale accounts receivable were sold on a revolving basis to commercial paper conduits under the European facilities through a wholly-owned qualified special purpose entity in the United Kingdom. Losses on sales of receivables under the Company’s former European securitization facilities were reflected within “Interest expense, net” in the Company’s Consolidated Statements of Operations during 2011 and 2010.
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” and “Interest expense, net” in the Company’s Consolidated Statements of Operations, were approximately $21.8 million, $22.0 million and $16.1 million during 2012, 2011 and 2010, respectively.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2012 and 2011, these retail finance joint ventures had approximately $100.6 million and $62.0 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.    Investments in Affiliates

Investments in affiliates as of December 31, 2012 and 2011 were as follows (in millions):

	2012	2011
Retail finance joint ventures	$354.4	$322.2
Manufacturing joint ventures	20.7	14.3
Other affiliates	15.2	9.8
	$390.3	$346.3

The Company’s manufacturing joint ventures as of December 31, 2012 consisted of GIMA and joint ventures with third-party manufacturers to assemble tractors in Algeria and engines in South America. The other joint ventures represent minority investments in farm equipment manufacturers, distributors and licensees.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s equity in net earnings of affiliates for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions):

	2012	2011	2010
Retail finance joint ventures	$48.6	$43.6	$43.4
Manufacturing and other joint ventures	4.9	5.3	6.3
	$53.5	$48.9	$49.7

Summarized combined financial information of the Company’s retail finance joint ventures as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions):

	December 31,
	2012	2011
Total assets	$8,474.8	$7,738.4
Total liabilities	7,751.6	7,080.8
Partners’ equity	723.2	657.6

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$377.8	$364.2	$352.9
Costs	226.5	220.5	212.2
Income before income taxes	$151.3	$143.7	$140.7

The majority of the assets of the Company’s retail finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies (Note 13).

At December 31, 2012 and 2011, the Company’s receivables from affiliates were approximately $41.5 million and $122.9 million, respectively. The receivables from affiliates are reflected within Accounts and notes receivable, net within the Company’s Consolidated Balance Sheets.

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $246.0 million and $208.2 million as of December 31, 2012 and 2011, respectively.

6.    Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
United States	$98.0	$1.6	$(53.5)
Foreign	502.8	559.4	328.4
Income before income taxes and equity in net earnings of affiliates	$600.8	$561.0	$274.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in millions):

	2012	2011	2010
Current:
United States:
Federal	$(5.5)	$(6.1)	$(7.1)
State	2.8	—	—
Foreign	177.0	158.3	108.6
	174.3	152.2	101.5
Deferred:
United States:
Federal	(27.0)	(148.9)	0.1
State	—	—	—
Foreign	(9.4)	21.3	2.8
	(36.4)	(127.6)	2.9
	$137.9	$24.6	$104.4

At December 31, 2012, the Company’s foreign subsidiaries had approximately $2.9 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	2012	2011	2010
Provision for income taxes at United States federal statutory rate of 35%	$210.3	$196.3	$96.2
State and local income taxes, net of federal income tax benefit	3.9	1.4	(0.9)
Taxes on foreign income which differ from the United States statutory rate	(19.8)	(31.8)	(4.0)
Tax effect of permanent differences	11.5	(5.8)	(5.2)
Change in valuation allowance	(64.3)	(150.7)	0.7
Change in tax contingency reserves	20.8	23.1	21.7
Research and development tax credits	(26.3)	(7.7)	(5.0)
Other	1.8	(0.2)	0.9
	$137.9	$24.6	$104.4

The “change in valuation allowance” for the year ended December 31, 2012 primarily relates to the usage of approximately $54.7 million of valuation allowance due to income generated in the United States during 2012. The 2012 income tax provision also includes a reversal of approximately $13.8 million of remaining valuation allowance previously established against the Company’s U.S. deferred tax assets (as reflected above in the “change in valuation allowance”) as well as the recognition of certain U.S. research and development tax credits of approximately $13.1 million. The Company assessed the likelihood that its remaining U.S. deferred tax assets would be recovered from estimable future taxable income and determined the reversal was appropriate during the fourth quarter of 2012 as a result of improved profitability during 2012 of the Company’s core equipment business, the inclusion of the GSI business that was acquired at the end of 2011, and recently completed forecasts projecting future profitability of the combined businesses. The “change in valuation allowance” for the year ended December 31, 2011 includes a reversal of approximately $149.3 million of valuation allowance previously established against the Company’s deferred tax assets in the United States. The reversal was required to offset deferred tax liabilities established as part of the acquisition accounting for GSI primarily related to acquired amortizable intangible assets, as well as other valuation adjustments and carry-over tax attributes.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (in millions):

	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$94.9	$181.6
Sales incentive discounts	55.8	44.7
Inventory valuation reserves	27.0	24.5
Pensions and postretirement health care benefits	102.4	93.7
Warranty and other reserves	138.1	127.5
Research and development tax credits	21.0	—
Other	38.8	26.2
Total gross deferred tax assets	478.0	498.2
Valuation allowance	(74.5)	(145.8)
Total net deferred tax assets	403.5	352.4
Deferred Tax Liabilities:
Tax over book depreciation and amortization	341.0	338.1
Other	21.3	27.7
Total deferred tax liabilities	362.3	365.8
Net deferred tax assets (liabilities)	$41.2	$(13.4)
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets — current	$243.5	$142.7
Deferred tax assets — noncurrent	40.0	37.6
Other current assets (liabilities)	0.4	(1.4)
Deferred tax liabilities—noncurrent	(242.7)	(192.3)
	$41.2	$(13.4)

The Company recorded a net deferred tax asset of $41.2 million and a net deferred tax liability of $13.4 million as of December 31, 2012 and 2011, respectively. As reflected in the preceding table, the Company had a valuation allowance of $74.5 million and $145.8 million as of December 31, 2012 and 2011, respectively.

The change in the valuation allowance for the years ended December 31, 2012, 2011 and 2010 was a decrease of
$71.3 million, an increase of $116.7 million, and a decrease of $0.8 million, respectively. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the valuation allowance at December 31, 2012 and 2011 was appropriate. In making this assessment, all available evidence was considered, including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $475.1 million as of December 31, 2012, with expiration dates as follows: 2013 — $1.1 million; 2014 — $0.2 million; 2016 — $64.8 million; and thereafter or unlimited — $409.0 million. These net operating loss carryforwards included United States net loss carryforwards of $107.0 million and foreign net operating loss carryforwards of $368.1 million. The Company paid income taxes of $147.7 million, $116.4 million and
$88.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, the Company had $94.5 million and $71.1 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2012 and 2011, the Company had approximately $23.5 million and $23.0 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $3.8 million and $2.6 million of interest and penalties related to unrecognized

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tax benefits in its provision for income taxes during 2012 and 2011, respectively. At December 31, 2012 and 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $11.9 million and $7.6 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Gross unrecognized income tax benefits	$71.1	$48.2
Additions for tax positions of the current year	18.5	18.9
Additions for tax positions of prior years	7.3	8.2
Additions for tax positions related to acquisitions	1.1	1.5
Reductions for tax positions of prior years for:
Changes in judgments	0.2	(1.5)
Settlements during the period	—	—
Lapses of applicable statute of limitations	(5.2)	(2.5)
Foreign currency translation	1.5	(1.7)
Gross unrecognized income tax benefits	$94.5	$71.1

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2012, a number of income tax examinations in other foreign jurisdictions were currently ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable at this time to provide a reasonable estimate of such change that may occur within the next 12 months. Although there are ongoing examinations in various jurisdictions, the 2009 through 2012 tax years generally remain subject to examination in the United States by federal and state authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2007 through 2012 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to the amortization of certain goodwill amounts (Note 12).

7.    Indebtedness

Indebtedness consisted of the following at December 31, 2012 and 2011 (in millions):

	December 31, 2012	December 31, 2011
1 1/4% Convertible senior subordinated notes due 2036	$192.1	$183.4
4½% Senior term loan due 2016	264.2	259.4
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility	465.0	665.0
Other long-term debt	65.5	62.0
	1,286.8	1,469.8
Less: Current portion of long-term debt	(59.1)	(60.1)
1 1/4% Convertible senior subordinated notes due 2036	$(192.1)	$—
Total indebtedness, less current portion	$1,035.6	$1,409.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2012, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2014	$28.8
2015	41.0
2016	650.2
2017	0.8
2018	—
Thereafter	314.8
$1,035.6

Convertible senior subordinated notes

The following table sets forth as of December 31, 2012 and 2011 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s 1 1/4% convertible senior subordinated notes (in millions):

	December 31,
	2012	2011
1¼% Convertible senior subordinated notes due 2036:
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(9.2)	(17.9)
Net carrying amount	$192.1	$183.4

The following table sets forth the interest expense recognized for the years ended December 31, 2012, 2011 and 2010 relating to both the contractual interest coupon and the amortization of the discount on the liability component for the Company’s former 1 3/4% convertible senior subordinated notes and the 1 1/4% convertible senior subordinated notes (in millions):

	Years Ended December 31,
	2012	2011	2010
1¾% Convertible senior subordinated notes:
Interest expense	$—	$0.9	$10.8
1¼% Convertible senior subordinated notes:
Interest expense	$11.2	$10.7	$10.2

The effective interest rate on the liability component for the former 1 3/4% convertible senior subordinated notes for the year ended December 31, 2010 and the 1 1/4% convertible senior subordinated notes for each of the years ended
December 31, 2012, 2011 and 2010 was 6.1%. The unamortized discount for the former 1 3/4% convertible senior subordinated notes was amortized through December 2010 and the unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013, as these were or are the earliest dates that the notes’ holders could or can require the Company to repurchase the notes.

Cash payments for interest were approximately $70.0 million, $47.1 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006 and provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.73 per share, subject to adjustment. This reflects an initial conversion rate for the notes of 24.5525 shares of common stock per $1,000 principal amount of notes. The notes contain certain anti-dilution provisions designed to protect the holders’ interests. If a change of control transaction that qualifies as a “fundamental change” occurs on or prior to December 15, 2013, under certain circumstances the Company will increase the conversion rate for the notes converted in connection with the transaction by a number of additional shares (as used in this paragraph, the “make whole shares”). A fundamental change is any transaction or event in connection with which 50% or more of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration that is not at least 90% common stock listed on a U.S. national securities exchange, or approved for quotation on an automated quotation system. The amount of the increase in the conversion rate, if any, will depend on the effective date of the transaction and an average price per share of the Company’s common stock as of the effective date. No adjustment to the conversion rate will be made if the price per share of common stock is less than $31.33 per share or more than $180.00 per share. The number of additional make whole shares range from 7.3658 shares per $1,000 principal amount at $31.33 per share to 0.0000 shares per $1,000 principal amount at $180.00 per share for the year ended December 15, 2013. If the acquirer or certain of its affiliates in the fundamental change transaction has publicly traded common stock, the Company may, instead of increasing the conversion rate as described above, cause the notes to become convertible into publicly traded common stock of the acquirer, with principal of the notes to be repaid in cash, and the balance, if any, payable in shares of such acquirer common stock. At no time will the Company issue an aggregate number of shares of the Company’s common stock upon conversion of the notes in excess of 31.9183 shares per $1,000 principal amount thereof. If the holders of the Company’s common stock receive only cash in a fundamental change transaction, then holders of the notes will receive cash as well. Holders may convert the notes only under the following circumstances: (1) during any fiscal quarter, if the closing sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after a five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Beginning December 19, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of the Company’s common stock. Holders of the notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of the Company’s common stock. Holders may also require the Company to repurchase all or a portion of the notes upon a fundamental change, as defined in the indenture, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest. The notes are senior subordinated obligations and are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all debt and other liabilities of the Company’s subsidiaries.

Holders of the Company’s 1¼% convertible senior subordinated notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013, and therefore, the Company classified the notes as a current liability. The Company also classified approximately $9.2 million of the equity component of the 1¼% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of the Company’s common stock during future quarters, until the fourth quarter of 2015, unless the Company chooses to redeem the notes beginning December 19, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of the Company’s common stock during future quarters in 2013, as previously discussed. As of December 31, 2011, the closing sales price of the Company’s common stock had not exceeded 120% of the conversion price of the 1¼% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending December 31, 2011, and, therefore, the Company classified the notes as long-term debt.

During 2011, holders of the Company’s former 1¾% convertible senior subordinated notes converted approximately $161.0 million of principal amount of the notes. The Company issued 3,926,574 shares of its common stock associated with the $195.9 million excess conversion value of the notes. The Company reflected the repayment of the principal of the notes totaling $161.0 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2011. During 2010, the Company repurchased approximately $37.5 million of principal amount of its 1¾% convertible senior subordinated notes plus accrued interest for approximately $58.1 million. The repurchase included approximately $21.1 million associated with the excess conversion value of the notes. In addition, during 2010, holders of the Company’s 1 3/4% convertible senior subordinated notes converted $2.7 million of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

principal amount of the notes. The Company issued 60,986 shares of its common stock associated with the $2.7 million excess conversion value of the notes. The Company reflected these transactions, totaling $60.8 million, within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2010.

4 1/2% Senior term loan

The Company’s €200.0 million (or approximately $264.2 million) 4 1/2% senior term loan with Rabobank is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

5 7/8%  Senior notes

The Company’s $300.0 million of 5 7/8% senior notes due 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

Credit facility

The Company’s revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $380.0 million term loan facility. The maturity date of the Company’s credit facility is December 1, 2016. The Company is required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2012, the Company had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million. As of December 31, 2011, the Company had $665.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $335.0 million.

Standby letters of credit and similar instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2012 and 2011, outstanding letters of credit totaled $15.8 million and $15.6 million, respectively.

8.    Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland, Australia and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net annual pension costs for the years ended December 31, 2012, 2011 and 2010 are set forth below (in millions):

Pension benefits	2012	2011	2010
Service cost	$14.4	$14.4	$15.2
Interest cost	38.2	40.1	38.4
Expected return on plan assets	(36.3)	(37.1)	(32.8)
Amortization of net actuarial loss	9.5	6.4	8.6
Amortization of prior service (credit) cost	(0.1)	(0.2)	2.2
Settlement loss	0.2	0.1	—
Special termination benefits and other	—	0.2	0.1
Net annual pension cost	$25.9	$23.9	$31.7

The weighted average assumptions used to determine the net annual pension costs for the Company’s pension plans for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
All plans:
Weighted average discount rate	5.1%	5.6%	5.7%
Weighted average expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Rate of increase in future compensation	2.5-4.5%	2.5-4.5%	2.5-4.5%
U.S.-based plans:
Weighted average discount rate	4.6%	5.4%	5.5%
Weighted average expected long-term rate of return on plan assets	7.75%	8.0%	8.0%
Rate of increase in future compensation	N/A	N/A	N/A

Net annual postretirement benefit costs for the years ended December 31, 2012, 2011 and 2010 are set forth below (in millions, except percentages):

Postretirement benefits	2012	2011	2010
Service cost	$0.1	$0.1	$0.1
Interest cost	1.5	1.6	1.5
Amortization of prior service credit	(0.2)	(0.3)	(0.3)
Amortization of net actuarial loss	0.4	0.3	0.2
Net annual postretirement benefit cost	$1.8	$1.7	$1.5
Weighted average discount rate	4.8%	5.6%	5.65%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2012 and 2011 (in millions):

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2012	2011	2012	2011
Benefit obligation at beginning of year	$765.9	$713.4	$31.8	$28.8
Service cost	14.4	14.4	0.1	0.1
Interest cost	38.2	40.1	1.5	1.6
Plan participants’ contributions	1.2	1.8	—	—
Actuarial loss	36.1	41.6	1.8	3.0
Acquisitions	—	8.9	—	—
Amendments	—	0.7	3.9	—
Settlements	(0.4)	(0.6)	—	—
Benefits paid	(44.6)	(46.7)	(1.8)	(1.6)
Special termination benefits and other	—	0.2	0.1	0.1
Foreign currency exchange rate changes	31.5	(7.9)	(0.4)	(0.2)
Benefit obligation at end of year	$842.3	$765.9	$37.0	$31.8

			Postretirement Benefits
	Pension Benefits
Change in plan assets	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$520.8	$529.1	$—	$—
Actual return on plan assets	40.6	7.7	—	—
Employer contributions	36.1	32.4	1.7	1.5
Plan participants’ contributions	1.2	1.8	—	—
Benefits paid	(44.6)	(46.7)	(1.8)	(1.6)
Settlements	(0.4)	(0.6)	—	—
Other	—	—	0.1	0.1
Foreign currency exchange rate changes	23.0	(2.9)	—	—
Fair value of plan assets at end of year	$576.7	$520.8	$—	$—
Funded status	$(265.6)	$(245.1)	$(37.0)	$(31.8)
Unrecognized net actuarial loss	321.5	299.3	10.8	9.4
Unrecognized prior service (credit) cost	(0.2)	(0.3)	4.2	0.1
Accumulated other comprehensive loss	(321.3)	(299.0)	(15.0)	(9.5)
Net amount recognized	$(265.6)	$(245.1)	$(37.0)	$(31.8)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$0.1	$0.2	$—	$—
Other current liabilities	(2.5)	(2.5)	(1.7)	(1.9)
Accrued expenses	(5.2)	(4.1)	—	—
Pensions and postretirement health care benefits (noncurrent)	(258.0)	(238.7)	(35.3)	(29.9)
Net amount recognized	$(265.6)	$(245.1)	$(37.0)	$(31.8)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2012, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $321.5 million and a net prior service credit of approximately $0.2 million related to the Company’s defined benefit pension plans. The estimated net actuarial loss and net prior service credit for defined benefit pension plans expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2013 are approximately $11.3 million and $0.1 million, respectively.

As of December 31, 2012, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $10.8 million and a net prior service cost of approximately $4.2 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial loss and net prior service cost for postretirement health care benefit plans expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2013 are approximately $0.5 million and $0.3 million, respectively.

The weighted average assumptions used to determine the benefit obligation for the Company’s pension plans as of December 31, 2012 and 2011 are as follows:

	2012	2011
All plans:
Weighted average discount rate	4.3%	5.1%
Rate of increase in future compensation	2.5-4.0%	2.5-4.5%
U.S.-based plans:
Weighted average discount rate	3.9%	4.6%
Rate of increase in future compensation	N/A	N/A

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2012 and 2011 was 4.7% and 4.8%, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and other postretirement plans with accumulated benefit obligations in excess of plan assets were $870.8 million,
$830.8 million and $569.0 million, respectively, as of December 31, 2012, and $790.8 million, $714.9 million and
$514.1 million, respectively, as of December 31, 2011. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Company’s U.S-based qualified pension plans with accumulated benefit obligations in excess of plan assets were $54.4 million, $54.4 million and $36.7 million, respectively, as of December 31, 2012, and $49.7 million, $49.7 million and $33.5 million, respectively, as of December 31, 2011. The Company’s accumulated comprehensive loss as of December 31, 2012 reflects a reduction of equity of $336.3 million, net of taxes of $90.2 million, primarily related to the Company’s U.K. pension plan, where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2012 reflects a reduction of equity of approximately $1.4 million, net of taxes of $0.5 million, related to the Company’s GIMA joint venture. The amount represents 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. The Company’s accumulated comprehensive loss as of December 31, 2011 reflected a reduction of equity of $308.5 million, net of taxes of $82.3 million, primarily related to the Company’s U.K. pension plan, where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2011 reflected a reduction of equity of approximately $0.8 million, net of taxes of $0.2 million related to the Company’s GIMA joint venture. This amount represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan.

For the years ended December 31, 2012, 2011 and 2010, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s largest U.S. pension plan’s projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

Investment strategy and concentration of risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2012 and 2011 are as follows:

Asset Category	2012	2011
Large and small cap domestic equity securities	45%	37%
International equity securities	14%	13%
Domestic fixed income securities	21%	21%
Other investments	20%	29%
Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2012 and 2011 are as follows:

Asset Category	2012	2011
Equity securities	42%	40%
Fixed income securities	34%	36%
Other investments	24%	24%
Total	100%	100%

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

Fixed Income: Fixed income securities are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash: These investments primarily consist of short term investment funds which are valued using the net asset value.

Alternative Investments and Pooled Funds: These investments are reported at fair value as determined by the general partner of the alternative investment or pooled fund. The “market approach” valuation technique is used to value investments in these funds. The funds are typically open-end funds as they generally offer subscription and redemption options to investors. The frequency of such subscriptions or redemptions is dictated by each fund’s governing documents. The amount of liquidity provided to investors in a particular fund is generally consistent with the liquidity and risk associated with the underlying portfolio (i.e., the more liquid the investments in the portfolio, the greater the liquidity provided to investors). Liquidity of individual funds varies based on various factors and may include “gates,” “holdbacks” and “side pockets” imposed by the manager of the fund, as well as redemption fees that may also apply. Investments in these funds are typically valued utilizing the net asset valuations provided by their underlying investment managers, general partners or their administrators. The funds consider subscription and redemption rights, including any restrictions on the disposition of the interest, in its determination of the fair value.

Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

The fair value of the Company’s pension assets as of December 31, 2012 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$103.7	$103.7	$—	$—
Non-U.S. equities	5.2	5.2	—	—
U.K. equities	112.2	112.2	—	—
U.S. large cap equities	11.1	11.1	—	—
U.S. small cap equities	5.4	5.4	—	—
Total equity securities	237.6	237.6	—	—
Fixed income:
Aggregate fixed income	7.6	7.6	—	—
International fixed income	176.7	176.7	—	—
Total fixed income share(1)	184.3	184.3	—	—
Cash and equivalents:
Cash	2.2	—	2.2	—
Total cash and equivalents	2.2	—	2.2	—
Alternative investments(2)	127.1	—	—	127.1
Miscellaneous funds(3)	25.5	—	—	25.5
Total assets	$576.7	$421.9	$2.2	$152.6
______________________________________

(1)	39% of “fixed income” securities are in investment-grade corporate bonds; 27% are in government treasuries; and 34% are in other various fixed income securities.

(2)
24% of “alternative investments” are in long-short equity funds; 19% are in multi-strategy funds; 17% are in event-driven funds; 12% are in relative value funds; 12% are in credit funds; and 16% are distributed in hedged and non-hedged funds.

(3)	“Miscellaneous funds” is comprised of pooled funds in Australia and insurance contracts in Finland, Norway and Switzerland.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of Level 3 assets as of December 31, 2012 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2011	$140.9	$119.8	$21.1
Actual return on plan assets:
(a) Relating to assets still held at reporting date	4.3	4.1	0.2
(b) Relating to assets sold during period	0.5	0.5	—
Purchases, sales and /or settlements	1.2	(2.3)	3.5
Transfers in and /or out of Level 3	(0.2)	(0.2)	—
Foreign currency exchange rate changes	5.9	5.2	0.7
Ending balance as of December 31, 2012	$152.6	$127.1	$25.5

The fair value of the Company’s pension assets as of December 31, 2011 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$128.1	$128.1	$—	$—
Non-U.S. equities	4.5	4.5	—	—
U.K. equities	57.5	57.5	—	—
U.S. large cap equities	5.1	5.1	—	—
U.S. small cap equities	4.1	4.1	—	—
Total equity securities	199.3	199.3	—	—
Fixed income:
Aggregate fixed income	9.5	9.5	—	—
International fixed income	166.1	166.1	—	—
Total fixed income share(1)	175.6	175.6	—	—
Cash and equivalents:
Cash	5.0	—	5.0	—
Total cash and equivalents	5.0	—	5.0	—
Alternative investments(2)	119.8	—	—	119.8
Miscellaneous funds(3)	21.1	—	—	21.1
Total assets	$520.8	$374.9	$5.0	$140.9
_______________________________________

(1)	75% of “fixed income” securities are in investment-grade corporate bonds; 21% are in government treasuries; and 4% are in other various fixed income securities.

(2)
23% of “alternative investments” are in multi-strategy funds; 17% are in long-short equity funds; 15% are in event-driven funds; 15% are in relative value funds; 13% are in credit funds; and 17% are distributed in hedged and non-hedged funds.

(3)	“Miscellaneous funds” is comprised of pooled funds in Australia and various contracts in Finland, Norway and Switzerland.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 20% of assets for the near-term benefit payments and 80% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of retirement fund investments is 45% large- and small-cap domestic equity securities, 15% international equity securities, 20% broad fixed income securities and 20% in alternative investments. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 7.1%. In arriving at the choice of an expected return assumption of 7.0% for its U.S.-based plans for the year ended December 31, 2013, the Company has tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 35% of assets for the near-term benefit payments and 65% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments is 40% equity securities, 30% broad fixed income investments and 30% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return in excess of 7.4%. In arriving at the choice of an expected return assumption of 7.0% for its U.K.-based plans for the year ended December 31, 2013, the Company has tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans.

Equity securities primarily include investments in large-cap and small-cap companies located across the globe. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, agency mortgages, asset-backed securities and government securities. Alternative and other assets include investments in hedge fund of funds that follow diversified investment strategies. To date, the Company has not invested pension funds in its own stock and has no intention of doing so in the future.

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

For measuring the expected U.S. postretirement benefit obligation at December 31, 2012 and 2011, the Company assumed an 8.0% health care cost trend rate for 2013 and 2012, respectively, decreasing to 5.0% by 2019 and 2018, respectively. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2012, the Company assumed a 10.7% health care cost trend rate for 2013, decreasing to 6.2% by 2022. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2011, the Company assumed a 10.0% health care cost trend rate for 2012, decreasing to 5.5% by

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2021. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2013 and the accumulated postretirement benefit obligation at December 31, 2012 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.3	($0.2)
Effect on accumulated benefit obligation	$5.5	($4.4)

The Company currently estimates its minimum contributions to its U.S.—based defined pension plans for 2013 will aggregate approximately $2.1 million. The Company currently estimates its benefit payments for 2013 to its U.S.—based postretirement health care and life insurance benefit plans will aggregate approximately $1.7 million and its benefits for 2013 to its Brazilian postretirement health care benefit plans will aggregate approximately $0.1 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2013 to its
non-U.S.—based defined pension plans will aggregate approximately $38.0 million, of which approximately $25.0 million relates to its U.K. pension plan.

During 2012, approximately $45.0 million of benefit payments were made related to the Company’s pension plans. At December 31, 2012, the aggregate expected benefit payments for all of the Company’s pension plans are as follows (in millions):

2013	$51.0
2014	48.1
2015	48.2
2016	46.9
2017	47.1
2018 through 2022	256.6
$497.9

During 2012, approximately $1.8 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2012, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2013	$1.8
2014	1.9
2015	1.9
2016	2.0
2017	2.0
2018 through 2022	10.4
$20.0

The Company participates in a small number of multiemployer plans in the Netherlands and Sweden. The Company has assessed and determined that none of the multiemployer plans which it participates in are individually, or in the aggregate, significant to the Company’s Consolidated Financial Statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the multiemployer plans’ contract periods.

The Company maintains an Executive Nonqualified Pension Plan (“ENPP”), which provides U.S.-based senior executives with retirement income for a period of 15 years based on a percentage of the average of their highest three non-consecutive years of base salary and bonus during their final 10 years of employment (referred to as their “three-year average compensation”), reduced by the senior executive’s social security benefits and 401(k) employer-matching contributions, as if the executive had made the maximum contribution. The benefit paid to the executives ranges from 2.25% to 3.00% of their three-year average compensation multiplied by credited years of service (subject to a maximum of 20 years). For nearly all participants, benefits under the ENPP vest if the participant has attained age 50 with at least ten years of service (five years of

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which include years of participation in the ENPP), but are not payable until the participant reaches age 65 or upon termination of services because of death or disability, adjusted to reflect payment prior to age 65.

Net annual ENPP cost and the measurement assumptions for the plans for the years ended December 31, 2012, 2011 and 2010 are set forth below (in millions, except percentages):

	2012	2011	2010
Service cost	$2.8	$1.8	$1.4
Interest cost	1.4	1.0	0.9
Amortization of prior service cost	0.9	0.6	0.5
Amortization of net actuarial loss	0.3	0.1	—
Net annual ENPP costs	$5.4	$3.5	$2.8
Discount rate	4.6%	5.4%	5.50%
Rate of increase in future compensation	5.0%	5.0%	5.0%

The following tables set forth reconciliations of the changes in benefit obligation and funded status as of December 31, 2012 and 2011 (in millions):

Change in benefit obligation	2012	2011
Benefit obligation at beginning of year	$31.0	$20.5
Service cost	2.8	1.8
Interest cost	1.4	1.0
Actuarial loss	5.3	4.0
Amendments	—	4.5
Benefits paid	(0.9)	(0.8)
Benefit obligation at end of year	$39.6	$31.0
Funded status	$(39.6)	$(31.0)
Unrecognized net actuarial loss	11.9	6.9
Unrecognized prior service cost	5.6	6.5
Accumulated other comprehensive loss	(17.5)	(13.4)
Net amount recognized	$(39.6)	$(31.0)
Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(1.3)	$(1.0)
Pensions and postretirement health care benefits (noncurrent)	(38.3)	(30.0)
Net amount recognized	$(39.6)	$(31.0)

The weighted average discount rate used to determine the benefit obligation for the ENPP for the years ended December 31, 2012 and 2011 was 3.9% and 4.6%, respectively.

At December 31, 2012, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $11.9 million and a net prior service cost of approximately $5.6 million related to the ENPP. The estimated net actuarial loss and net prior service cost related to the ENPP expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2013 are approximately $0.7 million and $0.9 million, respectively.

At December 31, 2012, the Company recorded a reduction to equity of $17.5 million, net of taxes of $1.6 million, related to the unfunded projected benefit obligation of the ENPP. At December 31, 2011, the Company recorded a reduction to equity of $13.4 million related to the unfunded projected benefit obligation of the ENPP. As the Company was not benefiting from losses for tax purposes in the United States in the prior year, there was no tax impact associated with the reduction of equity as of December 31, 2011. Refer to Note 6 for information on the reversal of the valuation allowance previously established against the Company’s deferred tax assets in the United States.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2012, approximately $0.9 million of benefit payments were made related to the ENPP. At December 31, 2012, the aggregate expected benefit payments for the ENPP are as follows (in millions):

2013	$1.3
2014	1.3
2015	0.9
2016	1.1
2017	2.7
2018 through 2022	14.8
$22.1

The Company maintains separate defined contribution plans covering certain employees, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $10.8 million, $9.6 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company participates in a small number of multiemployer plans in the Netherlands and Sweden. The Company has assessed and determined that none of the multiemployer plans which it participates in are individually or in aggregate significant to the Company’s Consolidated Financial Statements. The Company does not expect to incur a withdrawal liability or to significantly increase its contributions over the remainder of the contract period.

9.    Common Stock

At December 31, 2012, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 96.8 million shares of common stock outstanding and approximately 4.4 million shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) (Note 10).

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

Share Repurchase Program

In July 2012, the Board of Directors approved a share repurchase program under which the Company is permitted to repurchase up to $50.0 million of shares of its common stock. In 2012, through open market transactions, the Company repurchased 409,007 shares of its common stock for approximately $17.6 million at an average price paid of $43.14 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

10.    Stock Incentive Plan

Under the 2006 Plan, up to 10.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options and restricted stock awards to employees, officers and non-employee directors of the Company.

Employee Plans

The 2006 Plan encompasses stock incentive plans to Company executives and key managers. The primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The Company’s other incentive plan includes the margin growth incentive plan, which provides for awards of shares of the Company’s common stock based on achieving operating margin targets as determined by the Company’s Board of Directors. The stock awards under the 2006 Plan are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods for the long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. The performance period for the margin growth incentive plan is a three- to five-year cycle commencing in January 2011 and performance targets are set at the beginning of the cycle. The margin growth incentive plan provides for participants to earn 33% to 300% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the 2006 Plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

Compensation expense recorded during 2012, 2011 and 2010 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2012, 2011 and 2010 was $52.11, $52.73 and $33.62, respectively. Based on the level of performance achieved as of December 31, 2012, 748,137 shares were earned under the 2010-2012 performance period and 481,323 shares were issued in 2013, net of 266,814 shares that were withheld for taxes related to the earned awards. Based on the level of performance achieved as of December 31, 2011, no shares were earned or issued under the 2009-2011 performance period. The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant.

During 2012, the Company granted 1,062,502 awards for the three-year performance period commencing in 2012 and ending in 2014 assuming the maximum target level of performance is achieved. The Company also granted 148,494 awards during 2012 under the margin growth incentive plan on a prorated basis for a performance period commencing in 2011 and ending in 2015, assuming the maximum target level of performance is achieved for operating margin improvement. Performance award transactions during 2012 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,207,981
Shares awarded	1,210,996
Shares forfeited or unearned	(161,517)
Shares earned	(748,137)
Shares awarded but not earned at December 31	2,509,323

As of December 31, 2012, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $39.6 million, and the weighted average period over which it is expected to be recognized is approximately two years.

On December 6, 2007, the Board of Directors of the Company approved two retention-based restricted stock awards of $2,000,000 each to the Company’s Chairman, President and Chief Executive Officer. The first award was granted on December 6, 2007 and totaled 28,839 shares that vest over a five-year period at the rate of 25% at the end of the third year, 25% at the end of the fourth year, and 50% at the end of the fifth year. The second award was granted on December 5, 2008 and totaled 99,010 shares that vest over a four-year period at the rate of 25% at the end of the second year, 25% at the end of the third year, and 50% at the end of the fourth year. As of December 31, 2012, the awards were fully vested. The Company recognized stock compensation expense ratably over the vesting period for each grant.

In addition to the performance share plans, certain executives and key managers are eligible to receive grants of stock-settled appreciation rights (“SSARs”). The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSAR at any time after the grant is vested but no later than seven years

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $3.8 million, $2.6 million and $2.5 million associated with SSAR award grants during 2012, 2011 and 2010, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The Company utilized the “simplified” method for estimating the expected term of granted SSARs during the year ended December 31, 2012 as afforded by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (SAB Topic 14),” and SAB No. 110, “Share-Based Payment (SAB Topic 14.D.2).” The expected term used to value a grant under the simplified method is the mid-point between the vesting date and the contractual term of the SSAR. As the Company has only been granting SSARs since April 2006, it does not believe it has sufficient relevant experience regarding employee exercise behavior.

The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Weighted average grant-date fair value	$22.50	$22.26	$14.49
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5	5.5
Risk-free interest rate	0.8%	1.9%	2.4%
Expected volatility	51.0%	49.7%	48.5%
Expected dividend yield	—	—	—

SSAR transactions during the year ended December 31, 2012 were as follows:

SSARs outstanding at January 1	832,060
SSARs granted	305,900
SSARs exercised	(44,548)
SSARs canceled or forfeited	(20,325)
SSARs outstanding at December 31	1,073,087
SSAR price ranges per share:
Granted	$ 51.37-52.94
Exercised	21.45-37.38
Canceled or forfeited	43.39-52.94
Weighted average SSAR exercise prices per share:
Granted	$52.89
Exercised	26.65
Canceled or forfeited	48.84
Outstanding at December 31	41.57

At December 31, 2012, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2012, the total compensation cost related to unvested SSARs not yet recognized was approximately $7.8 million and the weighted-average period over which it is expected to be recognized is approximately three years.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2012:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2012	Weighted Average Exercise Price
$21.45 – $32.01	242,000	2.9	$22.12	168,250	$22.09
$33.65 – $44.55	283,400	2.9	$35.29	190,725	$35.95
$47.89 – $56.98	547,687	5.1	$53.40	138,787	$55.54
	1,073,087			497,762	$36.73

The total fair value of SSARs vested during 2012 was approximately $2.5 million. There were 575,325 SSARs that were not vested as of December 31, 2012. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2012 was $10.5 million and $7.1 million, respectively. The total intrinsic value of SSARs exercised during 2012 was approximately $1.0 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

On January 25, 2013, the Company granted 503,100 performance award shares (subject to the Company achieving future target levels of performance) and 280,900 SSARs under the 2006 Plan.

Director Restricted Stock Grants

Pursuant to the 2006 Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2012 grant was made on April 26, 2012 and equated to 19,251 shares of common stock, of which 13,986 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $0.9 million during 2012 associated with these grants.

As of December 31, 2012, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 4.4 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Stock Option Plan

There have been no grants under the Company’s Option Plan since 2002, and the Company does not intend to make any grants under the Option Plan in the future.

During the year ended December 31, 2012, 2,000 stock options outstanding as of December 31, 2011 were exercised with an exercise price of $20.85. There were no stock options outstanding as of December 31, 2012 under the Option Plan. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $0.1 million, $0.5 million and $0.9 million, respectively. Cash proceeds received from stock option exercises during 2012, 2011 and 2010 was approximately $0.0 million, $0.3 million and $0.5 million, respectively. The Company realized an insignificant tax benefit from the exercise of these options.

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

Cash Flow Hedges

During 2012, 2011 and 2010, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the (loss) gain recorded in other comprehensive (loss) income that was reclassified to cost of goods sold during the years ended December 31, 2012, 2011 and 2010 was approximately $(8.1) million, $5.2 million and $(3.1) million, respectively, on an after-tax basis. The amount of the unrealized gain (loss) recorded to other comprehensive (loss) income related to the outstanding cash flow hedges as of December 31, 2012, 2011 and 2010 was approximately $0.7 million, $(4.3) million and $1.2 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2012 range in maturity through December 2013.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive income (loss) related to the derivatives held by the Company during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Before-Tax Amount	Income Tax (1)	After-Tax Amount (1)
Accumulated derivative net losses as of December 31, 2009	$(1.4)	$(0.1)	$(1.3)
Net changes in fair value of derivatives	—	0.6	(0.6)
Net losses reclassified from accumulated other comprehensive loss into income	3.1	—	3.1
Accumulated derivative net gains as of December 31, 2010	1.7	0.5	1.2
Net changes in fair value of derivatives	(1.5)	(1.3)	(0.2)
Net gains reclassified from accumulated other comprehensive loss into income	(5.6)	(0.4)	(5.2)
Accumulated derivative net losses as of December 31, 2011	(5.4)	(1.1)	(4.3)
Net changes in fair value of derivatives	(2.0)	1.1	(3.1)
Net losses reclassified from accumulated other comprehensive loss into income	8.5	0.4	8.1
Accumulated derivative net gains as of December 31, 2012	$1.1	$0.4	$0.7
____________________________________

(1)	Rounding may impact summation of amounts.

As of December 31, 2012 and 2011, the Company had outstanding foreign currency contracts with a notional amount of approximately $110.3 million and $275.9 million, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2012, 2011 and 2010, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of December 31, 2012 and 2011, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,467.0 million and $956.8 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the years ended December 31, 2012, 2011 and 2010, the Company recorded a net gain of approximately $5.5 million, a net loss of approximately $13.6 million and a net gain of approximately $37.3 million, respectively, related to these contracts within “Other expense, net” in the Company’s Consolidated Statements of Operations. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of December 31, 2012 (in millions):

	Asset Derivatives As of December 31, 2012		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.5	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.5	Other current liabilities	5.1
Total derivative instruments		$7.0		$5.1

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth the fair value of derivative instruments as of December 31, 2011 (in millions):

	Asset Derivatives As of December 31, 2011		Liability Derivatives As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$4.3
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	7.3	Other current liabilities	7.9
Total derivative instruments		$7.3		$12.2

The Company had unrealized gains (losses) of approximately $1.9 million and $(4.9) million on foreign currency contracts outstanding at December 31, 2012 and 2011, respectively, of which $0.4 million and $(0.6) million, respectively, related to non-designated contracts was recorded within “Other expense, net” in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011.

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

12.    Commitments and Contingencies

The future payments required under the Company’s significant commitments as of December 31, 2012 are as follows (in millions):

	Payments Due By Period
	2013	2014	2015	2016	2017	Thereafter	Total
Interest payments related to indebtedness(1)	$40.3	$37.1	$36.7	$29.0	$17.7	$66.3	$227.1
Capital lease obligations	2.6	2.1	1.2	0.4	0.2	3.5	10.0
Operating lease obligations	50.3	33.4	23.6	16.6	11.6	48.3	183.8
Unconditional purchase obligations(2)	89.5	4.6	1.6	0.9	—	—	96.6
Other short-term and long-term obligations(3)	72.2	52.9	48.6	44.1	42.0	171.0	430.8
Total contractual cash obligations	$254.9	$130.1	$111.7	$91.0	$71.5	$289.1	$948.3
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

	Amount of Commitment Expiration Per Period
	2013	2014	2015	2016	2017	Thereafter	Total
Guarantees	$171.7	$3.1	$2.0	$0.9	$0.2	$—	$177.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At December 31, 2012, the Company guaranteed indebtedness owed to third parties of approximately $177.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2017. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2012, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,577.3 million. The outstanding contracts as of December 31, 2012 range in maturity through December 2013 (Note 11).

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

Total lease expense under noncancelable operating leases was $68.8 million, $57.2 million and $50.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contingencies

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $59.6 million and $54.6 million against its outstanding balance of Brazilian VAT taxes receivable as of December 31, 2012 and 2011, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

On June 27, 2008, the Republic of Iraq filed a civil action in a federal court in New York, Case No. 08 CIV 59617, naming as defendants the Company’s French subsidiary and two of its other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has filed a notice of appeal with respect to the decision. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages. In addition, the French government also is investigating the Company’s French subsidiary in connection with its participation in the Program.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2012, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $64.2 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

13.    Related Party Transactions

Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s retail finance joint ventures, which are located in the United States, Canada, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (Note 7). The majority of the assets of the Company’s retail finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2012, 2011 and 2010, the Company made a total of approximately $7.1 million, $8.3 million and $25.4 million respectively, of investments in its retail finance joint ventures in Germany, the Netherlands and Brazil, primarily related to additional capital required as a result of increased retail finance portfolios during 2012, 2011 and 2010.

The Company’s retail finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the retail finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures (Note 4). The Company maintains a remarketing agreement with its U.S. retail finance joint venture (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its retail finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

Tractors and Farm Equipment Limited (“TAFE”), in which the Company holds a 23.5% interest, manufactures Massey Ferguson-branded equipment primarily in India and also supplies tractors and components to the Company for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of the Company’s Board of Directors. During 2012, 2011 and 2010, the Company purchased approximately $104.5 million, $80.4 million and $72.6 million, respectively, of tractors and components from TAFE.

During 2012, 2011 and 2010, the Company paid approximately $3.8 million, $4.0 million and $3.6 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

14.    Segment Reporting

Effective January 1, 2012, the Company modified its system of reporting, resulting from changes to its internal management and organizational structure, which changed its reportable segments from North America; South America; Europe/Africa/Middle East; and Rest of World, to North America; South America; Europe/Africa/Middle East; and Asia/Pacific. The Asia/Pacific reportable segment includes the regions of Asia, Australia and New Zealand, and the Europe/Africa/Middle East segment will now include certain markets in Eastern Europe. Effective January 1, 2012, these reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Disclosures for the years ended December 31, 2011 and 2010 have been adjusted to reflect the change in reportable segments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2012, 2011 and 2010 based on the Company’s current modified reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
2012
Net sales	$2,584.4	$1,855.7	$5,073.7	$448.4	$9,962.2
Income from operations	259.9	161.6	474.9	10.2	906.6
Depreciation	41.5	22.7	107.0	9.4	180.6
Assets	907.4	674.9	2,114.2	295.8	3,992.3
Capital expenditures	64.0	48.3	211.6	16.6	340.5
2011
Net sales	$1,770.6	$1,871.5	$4,847.2	$283.9	$8,773.2
Income from operations	90.9	143.1	486.9	23.9	744.8
Depreciation	28.5	20.0	99.6	3.8	151.9
Assets	861.4	585.5	1,967.2	215.7	3,629.8
Capital expenditures	59.3	40.4	189.7	11.0	300.4
2010
Net sales	$1,489.3	$1,753.3	$3,422.9	$231.1	$6,896.6
Income from operations	49.5	161.7	195.7	25.7	432.6
Depreciation	24.9	19.4	88.2	3.4	135.9
Assets	597.0	557.3	1,640.9	147.0	2,942.2
Capital expenditures	27.9	21.9	112.3	5.0	167.1

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2012	2011	2010
Segment income from operations	$906.6	$744.8	$432.6
Corporate expenses	(107.1)	(90.6)	(72.7)
Stock compensation	(34.6)	(23.0)	(12.9)
Restructuring and other infrequent income (expenses)	—	0.7	(4.4)
Impairment charge	(22.4)	—	—
Amortization of intangibles	(49.3)	(21.6)	(18.4)
Consolidated income from operations	$693.2	$610.3	$324.2

Segment assets	$3,992.3	$3,629.8	$2,942.2
Cash and cash equivalents	781.3	724.4	719.9
Receivables from affiliates	41.5	122.9	106.3
Investments in affiliates	390.3	346.3	398.0
Deferred tax assets, other current and noncurrent assets	716.9	572.8	466.2
Intangible assets, net	607.1	666.5	171.6
Goodwill	1,192.4	1,194.5	632.7
Consolidated total assets	$7,721.8	$7,257.2	$5,436.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales by customer location for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions):

	2012	2011	2010
Net sales:
United States	$2,033.1	$1,363.7	$1,151.4
Canada	415.9	315.6	253.5
Germany	1,114.4	1,067.3	746.2
France	944.3	825.1	563.4
United Kingdom and Ireland	481.0	449.5	333.9
Finland and Scandinavia	790.2	835.4	674.0
Other Europe	1,427.5	1,403.2	944.7
South America	1,834.2	1,851.0	1,739.5
Middle East and Africa	316.4	266.7	159.0
Asia	232.4	96.6	94.5
Australia and New Zealand	216.0	187.3	138.3
Mexico, Central America and Caribbean	156.8	111.8	98.2
	$9,962.2	$8,773.2	$6,896.6

Net sales by product for the years ended December 31, 2012, 2011 and 2010 were as follows (in millions):

	2012	2011	2010
Net sales:
Tractors	$5,882.4	$5,779.6	$4,685.7
Combines	638.9	610.8	397.7
Application equipment	462.5	345.2	304.1
Other machinery	963.2	723.8	505.4
Grain storage and protein production systems	728.5	38.7	—
Replacement parts	1,286.7	1,275.1	1,003.7
	$9,962.2	$8,773.2	$6,896.6

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2012 and 2011 was as follows (in millions):

	2012	2011
United States	$624.8	$618.2
Finland	199.5	173.2
Germany	458.2	395.6
Brazil	234.0	214.9
Italy	97.4	88.1
France	70.4	65.8
Other	236.7	241.9
	$1,921.0	$1,797.7

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Atlanta, Georgia
February 27, 2013

Item 9B.    Other Information

None.

PART III
The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders which we intend to file in March 2013.

Item 10.        Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth under the heading “Executive Compensation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth in Part I of this Form 10-K is incorporated herein by reference. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

AGCO maintains its 2006 Plan pursuant to which we may grant equity awards to eligible persons. For additional information, see Note 10, “Stock Incentive Plan,” in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under our Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,582,410	$49.34	4,351,918
Equity compensation plans not approved by security holders	—	—	—
Total	3,582,410	$49.34	4,351,918

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item set forth in our 2013 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 20, 2011, Form 8-K, Exhibit 3.1
4.1	Rights Agreement	March 31, 1994, Form 10-Q; August 8, 1999, Form 8-A/A, Exhibit 4.1 April 23, 2004, Form 8-A/A, Exhibit 4.1
4.2	Indenture dated as of December 4, 2006	December 4, 2006, Form 8-K, Exhibit 10.1
4.3	Indenture dated as of December 5, 2011	December 6, 2011, Form 8-K, Exhibit 4.1
10.1	2006 Long Term Incentive Plan*	March 21, 2011, Form DEF14A, Appendix A
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.5
10.6	Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.7	Management Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.4
10.8	Amended and Restated Executive Nonqualified Pension Plan*	December 31, 2011, Form 10-K, Exhibit 10.8
10.9	Employment and Severance Agreement with Martin Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.10	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.11	Employment and Severance Agreement with Andre M. Carioba*	December 31, 2008, Form 10-K, Exhibit 10.15
10.12	Employment and Severance Agreement with Gary L. Collar*	June 30, 2008, Form 10-Q, Exhibit 10.6

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by References are AGCO Corporation
10.13	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17
10.14	Credit Agreement dated as of May 2, 2011	June 30, 2011, Form 10-Q, Exhibit 10.1
10.15	Credit Agreement dated as of December 1, 2011	December 6, 2011, Form 8-K, Exhibit 10.1
10.16	U.S. Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.1
10.17	Canadian Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.2
10.18	European Receivables Transfer Agreement, dated October 13, 2006	September 30, 2006, Form 10-Q, Exhibit 10.1; December 31, 2009, Form 10K, Exhibit 10.21; June 30, 2010, Form 10-Q, Exhibit 10.1
10.19	French Receivables Purchase Agreement, dated February 19, 2010	December 31, 2009, Form 10-K, Exhibit 10.22
10.20	Current Director Compensation	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President and Chief Executive Officer
Dated:	February 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ MARTIN RICHENHAGEN	Chairman of the Board, President and Chief Executive Officer	February 27, 2013
Martin Richenhagen
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013
Andrew H. Beck
	/s/ P. GEORGE BENSON *	Director	February 27, 2013
P. George Benson
	/s/ Wolfgang Deml *	Director	February 27, 2013
Wolfgang Deml
	/s/ LUIZ F. FURLAN *	Director	February 27, 2013
Luiz F. Furlan
	/s/ GERALD B. JOHANNESON *	Director	February 27, 2013
Gerald B. Johanneson
	/s/ GEORGE E. MINNICH *	Director	February 27, 2013
George E. Minnich
	/s/ MALLIKA SRINIVASAN *	Director	February 27, 2013
Mallika Srinivasan
	/s/ GERALD L. SHAHEEN *	Director	February 27, 2013
Gerald L. Shaheen
	/s/ HENDRIKUS VISSER *	Director	February 27, 2013
Hendrikus Visser

*By:	/s/ ANDREW H. BECK		February 27, 2013
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2012

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period [1]
Year ended December 31, 2012
Allowances for sales incentive discounts	$103.5	$—	$330.8	$(269.1)	$—	$165.2
Year ended December 31, 2011
Allowances for sales incentive discounts	$98.7	$—	$222.4	$(217.6)	$—	$103.5
Year ended December 31, 2010
Allowances for sales incentive discounts	$97.5	$—	$204.8	$(203.6)	$—	$98.7

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2012
Allowances for doubtful accounts	$36.9	$0.4	$5.4	$(4.8)	$0.2	$38.1
Year ended December 31, 2011
Allowances for doubtful accounts	$29.3	$12.4	$4.3	$(7.0)	$(2.1)	$36.9
Year ended December 31, 2010
Allowances for doubtful accounts	$35.0	$0.6	$0.1	$(5.4)	$(1.0)	$29.3

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2012
Accruals of severance, relocation and other integration costs	$0.3	$—	$—	$(0.3)	$—	$—
Year ended December 31, 2011
Accruals of severance, relocation and other integration costs	$2.2	$0.2	$(0.9)	$(1.4)	$0.2	$0.3
Year ended December 31, 2010
Accruals of severance, relocation and other integration costs	$8.2	$4.9	$(0.5)	$(9.9)	$(0.5)	$2.2

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses [2]	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2012
Deferred tax valuation allowance	$145.8	$0.2	$(64.3)	$(4.7)	$(2.5)	$74.5
Year ended December 31, 2011
Deferred tax valuation allowance	$262.5	$28.9	$(144.3)	$—	$(1.3)	$145.8
Year ended December 31, 2010
Deferred tax valuation allowance	$261.7	$0.6	$1.6	$—	$(1.4)	$262.5
_____________________________________

(1)
As of December 31, 2012, approximately $143.7 million of this balance was recorded within “Accrued expenses” and approximately $21.5 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets. As of December 31, 2011, approximately $91.1 million of this balance was recorded within “Accrued expenses” and approximately $12.4 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets.

(2)	Amounts charged through other comprehensive income during the years ended December 31, 2012, 2011 and 2010 were $0.0 million, $6.4 million and $0.9 million, respectively.