Form 10-Q
period 2013-03-31
AGCO CORP /DE
filed 2013-05-08
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2013
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
As of April 30, 2013, AGCO Corporation had 97,313,615 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$551.7	$781.3
Accounts and notes receivable, net	1,122.6	924.6
Inventories, net	2,005.3	1,703.1
Deferred tax assets	230.3	243.5
Other current assets	362.4	302.2
Total current assets	4,272.3	3,954.7
Property, plant and equipment, net	1,391.2	1,406.1
Investment in affiliates	393.9	390.3
Deferred tax assets	40.7	40.0
Other assets	123.2	131.2
Intangible assets, net	591.5	607.1
Goodwill	1,178.7	1,192.4
Total assets	$7,991.5	$7,721.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$85.5	$59.1
Convertible senior subordinated notes	194.4	192.1
Accounts payable	1,027.6	888.3
Accrued expenses	1,153.7	1,226.5
Other current liabilities	119.6	98.8
Total current liabilities	2,580.8	2,464.8
Long-term debt, less current portion	1,155.1	1,035.6
Pensions and postretirement health care benefits	312.8	331.6
Deferred tax liabilities	238.8	242.7
Other noncurrent liabilities	149.3	149.1
Total liabilities	4,436.8	4,223.8
Commitments and contingencies (Note 14)
Temporary equity	11.7	16.5
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2013 and 2012	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 97,250,884 and 96,815,998 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1.0	1.0
Additional paid-in capital	1,077.4	1,082.9
Retained earnings	2,952.0	2,843.7
Accumulated other comprehensive loss	(521.3)	(479.4)
Total AGCO Corporation stockholders’ equity	3,509.1	3,448.2
Noncontrolling interests	33.9	33.3
Total stockholders’ equity	3,543.0	3,481.5
Total liabilities, temporary equity and stockholders’ equity	$7,991.5	$7,721.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$2,403.1	$2,273.7
Cost of goods sold	1,870.0	1,780.7
Gross profit	533.1	493.0
Selling, general and administrative expenses	255.7	238.9
Engineering expenses	88.0	72.1
Amortization of intangibles	12.0	12.2
Income from operations	177.4	169.8
Interest expense, net	12.6	13.0
Other expense, net	3.7	4.4
Income before income taxes and equity in net earnings of affiliates	161.1	152.4
Income tax provision	52.9	43.2
Income before equity in net earnings of affiliates	108.2	109.2
Equity in net earnings of affiliates	8.9	12.0
Net income	117.1	121.2
Net loss (income) attributable to noncontrolling interests	0.9	(1.0)
Net income attributable to AGCO Corporation and subsidiaries	$118.0	$120.2
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.22	$1.24
Diluted	$1.19	$1.21
Cash dividends declared and paid per common share	$0.10	$—
Weighted average number of common and common equivalent shares outstanding:
Basic	97.0	97.1
Diluted	99.1	99.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2013	2012
Net income	$117.1	$121.2
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(44.4)	74.8
Defined benefit pension plans, net of tax	2.4	2.2
Unrealized gain on derivatives, net of tax	0.2	2.5
Other comprehensive (loss) income, net of reclassification adjustments	(41.8)	79.5
Comprehensive income	75.3	200.7
Comprehensive loss (income) attributable to noncontrolling interests	0.8	(1.0)
Comprehensive income attributable to AGCO Corporation and subsidiaries	$76.1	$199.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$117.1	$121.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	50.4	43.4
Deferred debt issuance cost amortization	0.9	0.9
Amortization of intangibles	12.0	12.2
Amortization of debt discount	2.3	2.2
Stock compensation	8.5	8.4
Equity in net earnings of affiliates, net of cash received	(5.2)	(9.0)
Deferred income tax provision (benefit)	13.9	(1.1)
Other	—	(0.1)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(220.1)	(98.3)
Inventories, net	(326.6)	(421.2)
Other current and noncurrent assets	(45.0)	(24.5)
Accounts payable	164.3	125.3
Accrued expenses	(40.0)	(59.4)
Other current and noncurrent liabilities	6.2	19.5
Total adjustments	(378.4)	(401.7)
Net cash used in operating activities	(261.3)	(280.5)
Cash flows from investing activities:
Purchases of property, plant and equipment	(94.0)	(87.1)
Proceeds from sale of property, plant and equipment	1.6	0.1
Purchase of businesses, net of cash acquired	(0.1)	(2.4)
Investments in consolidated affiliates, net of cash acquired	—	(20.1)
Investments in unconsolidated affiliates, net	—	(2.6)
Restricted cash and other	—	(10.0)
Net cash used in investing activities	(92.5)	(122.1)
Cash flows from financing activities:
Proceeds from debt obligations, net	164.9	93.7
Payment of debt issuance costs	—	(0.1)
Purchases and retirement of common stock	(1.0)	—
Payment of minimum tax withholdings on stock compensation	(11.7)	—
Distribution to noncontrolling interest	(1.1)	(0.2)
Payment of dividends to stockholders	(9.7)	—
Net cash provided by financing activities	141.4	93.4
Effects of exchange rate changes on cash and cash equivalents	(17.2)	11.5
Decrease in cash and cash equivalents	(229.6)	(297.7)
Cash and cash equivalents, beginning of period	781.3	724.4
Cash and cash equivalents, end of period	$551.7	$426.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for interim periods are not necessarily indicative of the results for the year.
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. The standard also requires an entity to present, either on the face of the statement where net income is presented or in the footnotes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the standard requires an entity to cross-reference other disclosures that provide additional detail on those amounts. The Company adopted this guidance on January 1, 2013 by presenting the required amounts in its footnote disclosures (Note 10).

2.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Cost of goods sold	$0.6	$0.6
Selling, general and administrative expenses	7.9	7.8
Total stock compensation expense	$8.5	$8.4

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2013 and 2012 was $50.65 and $52.86, respectively.

During the three months ended March 31, 2013, the Company granted 1,001,400 awards related to the three-year performance period commencing in 2013 and ending in 2015, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2013 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,509,323
Shares awarded	1,001,400
Shares forfeited or unearned	(115,492)
Shares earned	(41,388)
Shares awarded but not earned at March 31	3,353,843

As of March 31, 2013, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $57.3 million, and the weighted average period over which it is expected to be recognized is approximately two years.

During the three months ended March 31, 2013 and 2012, the Company recorded stock compensation expense of approximately $1.1 million and $0.9 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Weighted average grant-date fair value	$20.67	$22.50
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	0.8%	0.8%
Expected volatility	50.6%	51.0%
Expected dividend yield	0.8%	—%

SSAR transactions during the three months ended March 31, 2013 were as follows:

SSARs outstanding at January 1	1,073,087
SSARs granted	280,900
SSARs exercised	(62,450)
SSARs canceled or forfeited	(27,106)
SSARs outstanding at March 31	1,264,431
SSAR price ranges per share:
Granted	$51.84
Exercised	21.45-52.94
Canceled or forfeited	21.45-56.98
Weighted average SSAR exercise prices per share:
Granted	$51.84
Exercised	27.55
Canceled or forfeited	47.14
Outstanding at March 31	44.39

At March 31, 2013, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of March 31, 2013, the total compensation cost related to unvested SSARs not yet recognized was approximately $12.5 million and the weighted-average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of March 31, 2013:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 21.45 – $32.01	201,469	2.9	$21.81	197,219	$21.59
$ 33.65 – $44.55	254,910	2.6	$35.34	210,985	$35.56
$ 47.89 – $56.98	808,052	5.5	$52.87	250,177	$54.25
	1,264,431			658,381	$38.48

The total fair value of SSARs vested during the three months ended March 31, 2013 was approximately $3.4 million. There were 606,050 SSARs that were not vested as of March 31, 2013. The total intrinsic value of outstanding and exercisable SSARs as of March 31, 2013 was $10.5 million and $9.5 million, respectively. The total intrinsic value of SSARs exercised during the three months ended March 31, 2013 was approximately $1.7 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2013 grant was made on April 25, 2013 and equated to 17,171 shares of common stock, of which 12,059 shares of common stock were issued after shares were withheld for taxes. The Company will record stock compensation expense of approximately $0.9 million during the three months ended June 30, 2013 associated with these grants.

As of March 31, 2013, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 3.3 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2013 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2012	$118.9	$507.8	$87.6	$8.7	$723.0
Foreign currency translation	(0.5)	(2.5)	(1.6)	—	(4.6)
Balance as of March 31, 2013	$118.4	$505.3	$86.0	$8.7	$718.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2012	$24.9	$126.6	$54.1	$2.5	$208.1
Amortization expense	1.5	9.7	0.8	—	12.0
Foreign currency translation	(0.1)	(0.6)	(1.5)	—	(2.2)
Balance as of March 31, 2013	$26.3	$135.7	$53.4	$2.5	$217.9

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2012	$92.2
Foreign currency translation	(1.2)
Balance as of March 31, 2013	$91.0

Changes in the carrying amount of goodwill during the three months ended March 31, 2013 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2012	$416.7	$219.3	$498.3	$58.1	$1,192.4
Adjustments related to income taxes	—	—	(2.0)	—	(2.0)
Foreign currency translation	—	2.9	(14.4)	(0.2)	(11.7)
Balance as of March 31, 2013	$416.7	$222.2	$481.9	$57.9	$1,178.7

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 45 years.
During the three months ended March 31, 2013, the Company reduced goodwill by approximately $2.0 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    INDEBTEDNESS

Indebtedness consisted of the following at March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013	December 31, 2012
1 1/4% Convertible senior subordinated notes due 2036	$194.4	$192.1
4 1/2% Senior term loan due 2016	256.4	264.2
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility expiring 2016	591.9	465.0
Other long-term debt	92.3	65.5
	1,435.0	1,286.8
Less: Current portion of long-term debt	(85.5)	(59.1)
1 1/4% Convertible senior subordinated notes due 2036	(194.4)	(192.1)
Total indebtedness, less current portion	$1,155.1	$1,035.6

Convertible Senior Subordinated Notes

The following table sets forth as of March 31, 2013 and December 31, 2012 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s $201.3 million 1 1/4% convertible senior subordinated notes due 2036 (in millions):

	March 31, 2013	December 31, 2012
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(6.9)	(9.2)
Net carrying amount	$194.4	$192.1

The interest expense recognized relating to the contractual interest coupon and the amortization of the discount on the liability component for the 1 1/4% convertible senior subordinated notes was approximately $2.9 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the three months ended March 31, 2013 and 2012 was 6.1%. The unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013, as this is the earliest date that the notes’ holders can require the Company to repurchase the notes.

The Company’s 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006, and provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.65 per share, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to the Company’s stockholders. The current effective price reflects a conversion rate for the notes of 24.5975 shares of common stock per $1,000 principal amount of notes.

Holders of the Company’s 1 1/4% convertible senior subordinated notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013. In addition, holders may convert the notes if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $40.65 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of March 31, 2013, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

consecutive trading days ending March 31, 2013, and, therefore, the holders of the notes may convert the notes during the three months ending June 30, 2013. As of March 31, 2013, the Company classified the notes as a current liability due to the redemption feature discussed above, as well as the ability of the holders of the notes to convert the notes during the three months ending June 30, 2013. As of December 31, 2012, the Company classified the notes as a current liability due to the redemption feature of the notes. As of March 31, 2013 and December 31, 2012, the Company also classified approximately $6.9 million and $9.2 million, respectively, of the equity component of the 1 1/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of the Company’s common stock during future quarters, until the fourth quarter of 2015, unless the Company chooses to redeem the notes beginning December 19, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of the Company’s common stock during future quarters in 2013, as previously discussed.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $256.4 million as of March 31, 2013) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

Credit Facility

The Company’s revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $375.0 million term loan facility. The maturity date of the Company’s credit facility is December 1, 2016. The Company is required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2013, the Company had $591.9 million of outstanding borrowings under the credit facility and availability to borrow approximately $383.1 million. As of December 31, 2012, the Company had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million.

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility approximate their fair values based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2013, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $326.1 million and $260.9 million, respectively, compared to their

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

carrying values of $300.0 million and $194.4 million, respectively. At December 31, 2012, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $327.2 million and $250.6 million, respectively, compared to their carrying values of $300.0 million and $192.1 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2013 and December 31, 2012, outstanding letters of credit totaled $16.7 million and $15.8 million, respectively.

5.    INVENTORIES
Inventories at March 31, 2013 and December 31, 2012 were as follows (in millions):

	March 31, 2013	December 31, 2012
Finished goods	$775.1	$598.5
Repair and replacement parts	553.6	505.6
Work in process	166.5	137.5
Raw materials	510.1	461.5
Inventories, net	$2,005.3	$1,703.1

6.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2013 and 2012 consisted of the following (in millions):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$256.9	$240.5
Acquisitions	—	0.1
Accruals for warranties issued during the period	43.3	45.6
Settlements made (in cash or in kind) during the period	(28.5)	(36.7)
Foreign currency translation	(5.3)	7.6
Balance at March 31	$266.4	$257.1

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $235.9 million and $223.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively. Approximately $30.5 million and $33.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

7.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes exercise of outstanding SSARs, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2013 and 2012 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2013	2012
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$118.0	$120.2
Weighted average number of common shares outstanding	97.0	97.1
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.22	$1.24
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$118.0	$120.2
Weighted average number of common shares outstanding	97.0	97.1
Dilutive SSARs, performance share awards and restricted stock awards	1.0	1.0
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.1	1.0
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	99.1	99.1
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.19	$1.21

SSARs to purchase approximately 0.8 million and 0.6 million shares of the Company’s common stock for the three months ended March 31, 2013 and 2012, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

8.    INCOME TAXES

At March 31, 2013 and December 31, 2012, the Company had approximately $101.5 million and $94.5 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. As of March 31, 2013 and December 31, 2012, the Company had approximately $23.0 million and $23.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of March 31, 2013 and December 31, 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $12.8 million and $11.9 million, respectively.
Generally, the tax years 2007 through 2012 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.

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

Cash Flow Hedges

During 2013 and 2012, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive (loss) income and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive loss (income) that was reclassified to cost of goods sold during the three months ended March 31, 2013 and 2012 was approximately $0.5 million and $(0.4) million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2013 range in maturity through December 2013.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2012	$1.1	$0.4	$0.7
Net changes in fair value of derivatives	1.0	0.3	0.7
Net gains reclassified from accumulated other comprehensive loss into income	(0.6)	(0.1)	(0.5)
Accumulated derivative net gains as of March 31, 2013	$1.5	$0.6	$0.9

The Company had outstanding foreign currency contracts with a notional amount of approximately $178.7 million and $110.3 million as of March 31, 2013 and December 31, 2012, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Derivative Transactions Not Designated as Hedging Instruments

During 2013 and 2012, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of March 31, 2013 and December 31, 2012, the Company had outstanding foreign currency contracts with a notional amount of approximately $925.6 million and $1,467.0 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three months ended March 31, 2013 and 2012, the Company recorded a net (loss) gain of approximately $(12.8) million and $7.2 million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of March 31, 2013 (in millions):

	Asset Derivatives As of March 31, 2013		Liability Derivatives As of March 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.4	Other current liabilities	$0.4
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	4.3	Other current liabilities	4.0
Total derivative instruments		$6.7		$4.4

The table below sets forth the fair value of derivative instruments as of December 31, 2012 (in millions):

	Asset Derivatives As of December 31, 2012		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.5	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.5	Other current liabilities	5.1
Total derivative instruments		$7.0		$5.1

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
The following table sets forth changes in stockholders’ equity and temporary equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2013 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
Balance, December 31, 2012	$1.0	$1,082.9	$2,843.7	$(479.4)	$33.3	$3,481.5	$16.5
Stock compensation	—	8.5	—	—	—	8.5	—
Issuance of performance award stock	—	(14.7)	—	—	—	(14.7)	—
SSARs exercised	—	(0.6)	—	—	—	(0.6)	—
Distribution to noncontrolling interest	—	—	—	—	(1.1)	(1.1)	—
Comprehensive income:
Net income (loss)	—	—	118.0	—	1.7	119.7	(2.6)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(44.5)	—	(44.5)	0.1
Defined benefit pension plans, net of tax	—	—	—	2.4	—	2.4	—
Unrealized gain on derivatives, net of tax	—	—	—	0.2	—	0.2	—
Payment of dividends to stockholders	—	—	(9.7)	—	—	(9.7)	—
Purchases and retirement of common stock	—	(1.0)	—	—	—	(1.0)	—
Reclassification from temporary equity - Equity component of convertible senior subordinated notes	—	2.3	—	—	—	2.3	(2.3)
Balance, March 31, 2013	$1.0	$1,077.4	$2,952.0	$(521.3)	$33.9	$3,543.0	$11.7

Total comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(0.9)	$1.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	0.1	—
Total comprehensive (loss) income	$(0.8)	$1.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive (loss) income by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2013 (in millions):

	Defined Benefit Pension Plans	Deferred Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive (loss) income, December 31, 2012	$(262.9)	$0.7	$(217.2)	$(479.4)
Other comprehensive income (loss) before reclassifications	—	0.7	(44.5)	(43.8)
Net losses (gains) reclassified from accumulated other comprehensive (loss) income	2.4	(0.5)	—	1.9
Other comprehensive income (loss), net of reclassification adjustments	2.4	0.2	(44.5)	(41.9)
Accumulated other comprehensive (loss) income, March 31, 2013	$(260.5)	$0.9	$(261.7)	$(521.3)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2013 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item within the Condensed Consolidated Statements of Operations
Net gains on cash flow hedges	$(0.6)	Cost of goods sold
	0.1	Income tax provision
	$(0.5)	Net of tax
Defined benefit pension plans
Amortization of net actuarial loss	$3.1	(2)
Amortization of prior service cost	0.2	(2)
	3.3	Total before taxes
	(0.9)	Income tax provision
	$2.4	Net of tax

Net losses reclassified from accumulated other comprehensive loss	$1.9
____________________________________

(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 12 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

In July 2012, the Company’s Board of Directors approved a share repurchase program under which the Company is permitted to repurchase up to $50.0 million of its common stock. In the first quarter of 2013, through open market transactions, the Company repurchased 19,510 shares of its common stock for approximately $1.0 million at an average price paid of $49.34 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

At March 31, 2013 and December 31, 2012, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of both March 31, 2013 and December 31, 2012, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.1 billion.

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.6 million and $5.2 million during the three months ended March 31, 2013 and 2012, respectively.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2013 and December 31, 2012, these retail finance joint ventures had approximately $108.5 million and $100.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

12.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2013 and 2012 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2013	2012
Service cost	$4.6	$4.3
Interest cost	9.2	9.8
Expected return on plan assets	(9.8)	(8.9)
Amortization of net actuarial loss	3.0	2.4
Amortization of prior service cost	0.2	0.2
Net periodic pension cost	$7.2	$7.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three Months Ended March 31,
Postretirement benefits	2013	2012
Service cost	$0.1	$0.1
Interest cost	0.4	0.4
Amortization of net actuarial loss	0.1	0.1
Amortization of prior service credit	—	(0.1)
Net periodic postretirement benefit cost	$0.6	$0.5

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined benefit pension and postretirement plans during the three months ended March 31, 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2012	$(355.2)	$(92.3)	$(262.9)
Amortization of net actuarial loss	3.1	0.8	2.3
Amortization of prior service cost	0.2	0.1	0.1
Accumulated other comprehensive loss as of March 31, 2013	$(351.9)	$(91.4)	$(260.5)

During the three months ended March 31, 2013, approximately $11.9 million of contributions had been made to the Company’s defined benefit pension plans. The Company currently estimates its minimum contributions for 2013 to its defined benefit pension plans will aggregate approximately $39.6 million.
During the three months ended March 31, 2013, the Company made approximately $0.4 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.8 million of contributions to its postretirement health care and life insurance benefit plans during 2013.

13.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2013 and 2012 and assets as of March 31, 2013 and December 31, 2012 based on the Company’s reportable segments are as follows (in millions):

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Three Months Ended March 31,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2013
Net sales	$624.2	$465.7	$1,193.2	$120.0	$2,403.1
Income from operations	72.1	48.3	99.7	5.5	225.6
Depreciation	12.0	6.4	29.5	2.5	50.4
Capital expenditures	14.9	18.0	53.2	7.9	94.0
2012
Net sales	$566.5	$415.4	$1,199.8	$92.0	$2,273.7
Income from operations	50.2	23.9	135.8	0.9	210.8
Depreciation	9.9	5.8	25.8	1.9	43.4
Capital expenditures	10.9	11.1	64.3	0.8	87.1
Assets
As of March 31, 2013	$1,021.8	$761.0	$2,296.2	$284.7	$4,363.7
As of December 31, 2012	907.4	674.9	2,114.2	295.8	3,992.3

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2013	2012
Segment income from operations	$225.6	$210.8
Corporate expenses	(28.3)	(21.0)
Stock compensation	(7.9)	(7.8)
Amortization of intangibles	(12.0)	(12.2)
Consolidated income from operations	$177.4	$169.8

	March 31, 2013	December 31, 2012
Segment assets	$4,363.7	$3,992.3
Cash and cash equivalents	551.7	781.3
Receivables from affiliates	155.4	41.5
Investments in affiliates	393.9	390.3
Deferred tax assets, other current and noncurrent assets	756.6	716.9
Intangible assets, net	591.5	607.1
Goodwill	1,178.7	1,192.4
Consolidated total assets	$7,991.5	$7,721.8

14.    COMMITMENTS AND CONTINGENCIES

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

At March 31, 2013, the Company guaranteed indebtedness owed to third parties of approximately $187.7 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2018. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Legal Claims and Other Matters

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $67.4 million and $59.6 million against its outstanding balance of Brazilian VAT receivable as of March 31, 2013 and December 31, 2012, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

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

On May 2, 2013, service of a third-party complaint in a federal court action filed on October 30, 2012 in the State of Texas, Case No. 09 CIV 03884, was attempted. The third-party complaint named as defendants three of the Company’s foreign subsidiaries that participated in the Program. Sixty other entities or companies also were named as third-party defendants in the civil action due to their participation in the Program. The first amended complaint asserts claims against the defendants, certain of which are also third-party plaintiffs, seeking unspecified damages arising from their participation in the Program. The third-party plaintiffs seek contribution from the third-party defendants. The Company’s subsidiaries have not yet answered or moved against the third-party complaint, but the period of time within which to do so has not yet passed. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of the action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2013, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $65.0 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended March 31, 2013, we generated net income of $118.0 million, or $1.19 per share, compared to net income of $120.2 million, or $1.21 per share, for the same period in 2012.

Net sales during the three months ended March 31, 2013 were $2,403.1 million, which were approximately 5.7% higher than the three months ended March 31, 2012 due to sales growth in most of our geographical segments, partially offset by the unfavorable impact of currency translation.

Income from operations for the first three months ended March 31, 2013 was $177.4 million, compared to $169.8 million for the same period in 2012. The increase in income from operations during the three months ended March 31, 2013 was a result of an increase in net sales as well as improved gross margins resulting from cost control initiatives and positive pricing impacts, partially offset by higher engineering expenses associated with new engine emission requirements and increased market development expenses.

Income from operations in our Europe/Africa/Middle East (“EAME”) region decreased in the first three months of 2013 compared to the same period in 2012 primarily due to a weaker sales mix, increased engineering expenses and transition costs associated with our new German tractor assembly facility. In the South American region, income from operations increased in the first three months of 2013 compared to the same period in 2012 primarily due to higher sales volumes and the benefit of cost reduction initiatives. Income from operations in North America was higher in the first three months of 2013 compared to the same period in 2012 primarily due to higher net sales, a favorable sales mix and cost control initiatives. Income from operations in our Asia/Pacific region increased in the first three months of 2013 compared to the same period in 2012 as a result of higher net sales, which was partially offset by increased market development expenses in China.

Industry Unit Retail Sales
In North America, industry unit retail sales of tractors for the first three months of 2013 increased by approximately 13% compared to the first three months of 2012, with increases in compact, utility and high horsepower tractors. Industry unit retail sales of combines for the first three months of 2013 also increased by approximately 52% compared to the first three months of 2012. Higher levels of farm income in 2012 continued to support equipment demand in the first three months of 2013.

In Western Europe, industry unit retail sales of tractors and combines decreased approximately 5% and 22%, respectively, for the first three months of 2013 compared to the first three months of 2012. Market sales results by country remained mixed during the first three months of 2013, with weather-related declines experienced in the markets of the United Kingdom, Finland and Southern Europe offsetting market growth in France.

South American industry unit retail sales of tractors and combines in the first three months of 2013 increased approximately 23% and 49%, respectively, compared to the same period in 2012. An improved harvest due to favorable weather conditions, attractive government financing rates and favorable crop prices resulted in strong retail demand in Brazil. Retail demand also significantly improved in Argentina.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
Net sales for the first three months of 2013 were $2,403.1 million compared to $2,273.7 million for the same period in 2012. Foreign currency translation negatively impacted net sales by approximately $60.9 million, or approximately 2.7%, during the first three months of 2013.

The following table sets forth, for the three months ended March 31, 2013, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2013	2012	$	%	$	%
North America	$624.2	$566.5	$57.7	10.2%	$(0.4)	(0.1)%
South America	465.7	415.4	50.3	12.1%	(59.4)	(14.3)%
Europe/Africa/Middle East	1,193.2	1,199.8	(6.6)	(0.6)%	(0.7)	(0.1)%
Asia/Pacific	120.0	92.0	28.0	30.4%	(0.4)	(0.4)%
	$2,403.1	$2,273.7	$129.4	5.7%	$(60.9)	(2.7)%

Regionally, net sales in North America increased during the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of elevated levels of farm income, predominantly in the professional farming sector. The most significant increases in net sales were in high horsepower tractors, implements and combines. In the EAME region, net sales were relatively flat in the first three months of 2013 compared to the comparable period in 2012 despite softer market conditions and unfavorable weather conditions. Sales declines across many of the Western European markets offset growth in France and Germany. Net sales in South America increased during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to improved market conditions in Brazil and Argentina. Brazilian farmers have benefited from more favorable weather conditions in 2013 compared to the first quarter of 2012, which was impacted by a severe drought. In the Asia/Pacific segment, net sales increased in the first three months of 2013 compared to the same period in 2012 primarily as a result of sales growth in China and East Asia. We estimate that worldwide average price increases during the three months ended March 31, 2013 were approximately 2%. Consolidated net sales of tractors and combines, which comprised approximately 66% of our net sales during the first three months of 2013, increased approximately 8% in the three months ended March 31, 2013 compared to the same period in 2012. Unit sales of tractors and combines increased approximately 3% during the three months ended March 31, 2013 compared to the same period in 2012. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Gross profit	$533.1	22.2%	$493.0	21.7%
Selling, general and administrative expenses	255.7	10.6%	238.9	10.5%
Engineering expenses	88.0	3.7%	72.1	3.2%
Amortization of intangibles	12.0	0.5%	12.2	0.5%
Income from operations	$177.4	7.4%	$169.8	7.5%

Gross profit as a percentage of net sales increased during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a higher sales volume, favorable pricing and cost reduction initiatives, partially offset by a weaker sales mix as well as additional transition costs associated with our new German tractor assembly facility. Unit production of tractors and combines during the first three months of 2013 was relatively flat compared to the same period in

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

2012. We recorded approximately $0.6 million of stock compensation expense within cost of goods sold during the three months ended March 31, 2013 and 2012, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to higher expenses associated with new market expansion. Engineering expenses increased during the three months ended March 31, 2013 compared to the prior year period, primarily due to increased investment levels of new product development and costs to meet new engine emission standards in the United States and Europe. We recorded approximately $7.9 million and $7.8 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2013 and 2012, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Interest expense, net was $12.6 million for the three months ended March 31, 2013 compared to $13.0 million for the comparable period in 2012. The decrease in interest expense during the three months ended March 31, 2013 is primarily due to a reduction in the amount of debt outstanding under our revolving credit and term loan facility.

Other expense, net was $3.7 million for the three months ended March 31, 2013 compared to $4.4 million during the same period in 2012. Other expense, net decreased in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to higher foreign exchange gains. Losses on sales of receivables, related to our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $5.6 million for the three months ended March 31, 2013 compared to $5.2 million for the comparable period in 2012.

We recorded an income tax provision of $52.9 million for the three months ended March 31, 2013 compared to $43.2 million for the comparable period in 2012. Our effective tax rate was higher in the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of recording a tax provision related to income generated in the United States during 2013. During the first three months of 2012, no income tax provision was recorded related to income generated in the United States due to previously established valuation allowances against deferred tax assets and net operating loss carryforwards.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $8.9 million for the three months ended March 31, 2013 compared to $12.0 million for the comparable period in 2012. The reduction was the result of higher provisions for credit losses recorded in 2013 compared to 2012. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

RETAIL FINANCE JOINT VENTURES
Our AGCO Finance retail finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2013, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $360.5 million compared to $354.4 million as of December 31, 2012. The total finance portfolio in our retail finance joint ventures was approximately $8.5 billion and $8.3 billion as of March 31, 2013 and December 31, 2012, respectively. The total finance portfolio as of March 31, 2013 included approximately $7.1 billion of retail receivables and $1.4 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2012 included approximately $7.0 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the three months ended March 31, 2013, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $10.2 million compared to $11.3 million for the same period in 2012.

The total finance portfolio in our retail finance joint venture in Brazil was approximately $2.1 billion and $2.0 billion as of March 31, 2013 and December 31, 2012, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•
Our $201.3 million of 1 1/4% convertible senior subordinated notes, which mature in 2036 but may be required by holders to be repurchased on December 15, 2013 or could be converted earlier based on the closing sales price of our common stock (see further discussion below).

•	Our €200.0 million (or approximately $256.4 million as of March 31, 2013) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $375.0 million term loan facility, which expires in December 2016. As of March 31, 2013, $216.9 million was outstanding under the multi-currency revolving credit facility and $375.0 million was outstanding under the term loan facility (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and Europe. As of March 31, 2013, approximately $1.1 billion of cash had been received under these agreements (see further discussion below).

In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Current Facilities
Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.65 per share, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to our stockholders. The current effective price reflects a conversion rate for the notes of 24.5975 shares of common stock per $1,000 principal amount of notes. Beginning December 19, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of our common stock. Refer to our Form 10-K for the year ended December 31, 2012 for a full description of these notes.

As previously discussed, holders of our 1 1/4% convertible senior subordinated notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013. In addition, holders may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $40.65 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

preceding fiscal quarter. As of March 31, 2013, the closing sales price of our common stock had exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending March 31, 2013, and, therefore, the holders of the notes may convert the notes during the three months ending June 30, 2013. As of March 31, 2013, we classified the notes as a current liability due to the redemption feature discussed above, as well as the ability of the holders of the notes to convert the notes during the three months ending June 30, 2013. As of December 31, 2012, we classified the notes as a current liability due to the redemption feature of the notes. As of March 31, 2013 and December 31, 2012, we also classified approximately $6.9 million and $9.2 million, respectively, of the equity component of the 1 1/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of our common stock during future quarters, until the fourth quarter of 2015, unless we choose to redeem the notes beginning December 19, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of our common stock during future quarters in 2013, as previously discussed.

The 1 1/4% convertible senior subordinated notes will impact the diluted weighted average shares outstanding in future periods depending on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 4 and 7 of our Condensed Consolidated Financial Statements for further discussion.

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

Our revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $375.0 million term loan facility. The maturity date of our credit facility is December 1, 2016. We are required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2013, we had $591.9 million of outstanding borrowings under the credit facility and availability to borrow approximately $383.1 million. As of December 31, 2012, we had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both March 31, 2013 and
December 31, 2012, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.1 billion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Our AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of March 31, 2013 and December 31, 2012, these retail finance joint ventures had approximately $108.5 million and $100.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $261.3 million and $280.5 million for the first three months of 2013 and 2012, respectively. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,691.5 million in working capital at March 31, 2013, as compared with $1,489.9 million at December 31, 2012 and $1,509.4 million at March 31, 2012. Accounts receivable and inventories, combined, at March 31, 2013 were $500.2 million higher than at December 31, 2012 and $4.8 million lower than at March 31, 2012. The increase in accounts receivable and inventories during the first three months of 2013 compared to December 2012 was a result of net sales growth and seasonality.

Capital expenditures for the first three months of 2013 were $94.0 million compared to $87.1 million for the first three months of 2012. We anticipate that capital expenditures for the full year of 2013 will be in the range of $400.0 million to $425.0 million and will primarily be used to meet new engine emission requirements, support the development and enhancement of new and existing products, upgrade our system capabilities, improve our factory productivity and establish assembly capabilities in China.

Our debt to capitalization ratio, which is total indebtedness and temporary equity (related to our 1 1/4% convertible senior subordinated notes) divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 28.9% at March 31, 2013 compared to 27.1% at December 31, 2012.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At March 31, 2013, we guaranteed indebtedness owed to third parties of approximately $187.7 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European retail finance joint ventures. In addition, at March 31, 2013 we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,104.3 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk- Foreign Currency Risk Management,” as well as to Notes 9, 11 and 14 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies
As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a valuation allowance of approximately $67.4 million and $59.6 million against our outstanding balance of Brazilian VAT receivable as of March 31, 2013 and December 31, 2012, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has filed a notice of appeal with respect to the decision. The French government also is investigating our French subsidiary in connection with its participation in the Program. Further, in May 2013, service of a third-party complaint filed on October 30, 2012 was attempted involving a federal court action naming as defendants three of our foreign subsidiaries that participated in the Program.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

Refer to Note 14 of our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Global industry demand is expected to be relatively flat in 2013 compared to 2012. Growth is projected in South America; North America is expected to remain stable; and modest declines are anticipated for Western Europe. For the full year of 2013, we expect an increase in net sales and net income compared to the full year of 2012. Gross margin improvement is expected to be partially offset by increased engineering expenses to meet new engine emission requirements and market expansion expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS
Certain statements in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, industry demand, market conditions, general economic outlook, availability of financing, system capability upgrades, expansion of assembly capabilities, productivity and product development initiatives, engineering and market expansion expenses, margin improvements, compliance with loan covenants, capital expenditures, and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in or implied by the forward-looking statements. Adverse changes in any of the following factors could cause actual results to differ materially from the forward-looking statements:

•	general economic and capital market conditions;

•	availability of credit to our retail customers;

•	the worldwide demand for agricultural products;

•	grain stock levels and the levels of new and used field inventories;
•     cost of steel and other raw materials;
•     energy costs;
•     performance and collectability of the accounts receivable originated or owned by AGCO or AGCO Finance;

•	government policies and subsidies;

•	weather conditions;

•	interest and foreign currency exchange rates;

•	pricing and product actions taken by competitors;

•	commodity prices, acreage planted and crop yields;

•	farm income, land values, debt levels and access to credit;

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	pervasive livestock diseases;

•	production disruptions;

•	production levels and capacity constraints at our facilities, including those resulting from plant expansions and systems upgrades;

•	integration of recent and future acquisitions;

•	our expansion plans in emerging markets;

•	supply constraints;

•	our cost reduction and control initiatives;

•	our research and development efforts;

•	dealer and distributor actions;

•	regulations affecting privacy and data protection;

•	technological difficulties; and

•	political and economic uncertainty in various areas of the world.
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2012.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK MANAGEMENT
We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 14 to our Consolidated Financial Statements for the year ended December 31, 2012 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2013 and 2012, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive (loss) income and subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive loss (income) that was reclassified to cost of goods sold during the three months ended March 31, 2013 and 2012 was approximately $0.5 million and $(0.4) million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2013 range in maturity through December 2013.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $51.5 million as of March 31, 2013. Using the same sensitivity analysis as of March 31, 2012, the fair value of such instruments would have decreased by approximately $43.5 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the three months ended March 31, 2013 would have increased collectively by approximately $0.7 million.

We had no interest rate swap contracts outstanding during the three months ended March 31, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 14 to our Condensed Consolidated Financial Statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2013 through January 31, 2013	—	$—	—	$32.4
February 1, 2013 through February 28, 2013	19,510	$49.34	19,510	$31.4
March 1, 2013 through March 31, 2013	—	$—	—	$—
Total	19,510	$49.34	19,510	$31.4

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

Date:	May 8, 2013	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)