Form 10-Q
period 2013-06-30
AGCO CORP /DE
filed 2013-08-08
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2013
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
As of July 31, 2013, AGCO Corporation had 97,344,295 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

		Page Numbers

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2013 and 2012	5

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$680.6	$781.3
Accounts and notes receivable, net	1,286.1	924.6
Inventories, net	2,043.0	1,703.1
Deferred tax assets	211.5	243.5
Other current assets	295.8	302.2
Total current assets	4,517.0	3,954.7
Property, plant and equipment, net	1,410.9	1,406.1
Investment in affiliates	391.4	390.3
Deferred tax assets	41.1	40.0
Other assets	121.6	131.2
Intangible assets, net	589.4	607.1
Goodwill	1,163.6	1,192.4
Total assets	$8,235.0	$7,721.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$88.1	$59.1
Convertible senior subordinated notes	196.7	192.1
Accounts payable	1,063.8	888.3
Accrued expenses	1,286.8	1,226.5
Other current liabilities	139.7	98.8
Total current liabilities	2,775.1	2,464.8
Long-term debt, less current portion	1,077.5	1,035.6
Pensions and postretirement health care benefits	309.8	331.6
Deferred tax liabilities	237.9	242.7
Other noncurrent liabilities	157.1	149.1
Total liabilities	4,557.4	4,223.8
Commitments and contingencies (Note 14)
Temporary equity	7.3	16.5
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2013 and 2012	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 97,344,295 and 96,815,998 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1.0	1.0
Additional paid-in capital	1,098.3	1,082.9
Retained earnings	3,156.0	2,843.7
Accumulated other comprehensive loss	(619.1)	(479.4)
Total AGCO Corporation stockholders’ equity	3,636.2	3,448.2
Noncontrolling interests	34.1	33.3
Total stockholders’ equity	3,670.3	3,481.5
Total liabilities, temporary equity and stockholders’ equity	$8,235.0	$7,721.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2013	2012
Net sales	$3,048.2	$2,690.1
Cost of goods sold	2,337.9	2,078.7
Gross profit	710.3	611.4
Selling, general and administrative expenses	279.7	255.0
Engineering expenses	91.4	79.0
Amortization of intangibles	12.1	12.5
Income from operations	327.1	264.9
Interest expense, net	13.5	14.7
Other expense, net	10.2	6.1
Income before income taxes and equity in net earnings of affiliates	303.4	244.1
Income tax provision	104.4	57.3
Income before equity in net earnings of affiliates	199.0	186.8
Equity in net earnings of affiliates	14.1	15.3
Net income	213.1	202.1
Net loss attributable to noncontrolling interests	0.6	2.8
Net income attributable to AGCO Corporation and subsidiaries	$213.7	$204.9
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.20	$2.11
Diluted	$2.15	$2.08
Cash dividends declared and paid per common share	$0.10	$—
Weighted average number of common and common equivalent shares outstanding:
Basic	97.3	97.2
Diluted	99.3	98.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2013	2012
Net sales	$5,451.3	$4,963.8
Cost of goods sold	4,207.9	3,859.4
Gross profit	1,243.4	1,104.4
Selling, general and administrative expenses	535.4	493.9
Engineering expenses	179.4	151.1
Amortization of intangibles	24.1	24.7
Income from operations	504.5	434.7
Interest expense, net	26.1	27.7
Other expense, net	13.9	10.5
Income before income taxes and equity in net earnings of affiliates	464.5	396.5
Income tax provision	157.3	100.5
Income before equity in net earnings of affiliates	307.2	296.0
Equity in net earnings of affiliates	23.0	27.3
Net income	330.2	323.3
Net loss attributable to noncontrolling interests	1.5	1.8
Net income attributable to AGCO Corporation and subsidiaries	$331.7	$325.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.41	$3.35
Diluted	$3.34	$3.29
Cash dividends declared and paid per common share	$0.20	$—
Weighted average number of common and common equivalent shares outstanding:
Basic	97.2	97.1
Diluted	99.2	98.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2013	2012
Net income	$213.1	$202.1
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(98.5)	(200.4)
Defined benefit pension plans, net of tax	2.4	2.8
Unrealized loss on derivatives, net of tax	(2.0)	(3.6)
Other comprehensive loss, net of reclassification adjustments	(98.1)	(201.2)
Comprehensive income	115.0	0.9
Comprehensive loss attributable to noncontrolling interests	0.9	4.2
Comprehensive income attributable to AGCO Corporation and subsidiaries	$115.9	$5.1

	Six Months Ended June 30,
	2013	2012
Net income	$330.2	$323.3
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(142.9)	(125.6)
Defined benefit pension plans, net of tax	4.8	5.0
Unrealized loss on derivatives, net of tax	(1.8)	(1.1)
Other comprehensive loss, net of reclassification adjustments	(139.9)	(121.7)
Comprehensive income	190.3	201.6
Comprehensive loss attributable to noncontrolling interests	1.7	3.2
Comprehensive income attributable to AGCO Corporation and subsidiaries	$192.0	$204.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$330.2	$323.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	101.4	85.7
Deferred debt issuance cost amortization	1.8	1.7
Amortization of intangibles	24.1	24.7
Amortization of debt discount	4.6	4.3
Stock compensation	28.1	19.2
Equity in net earnings of affiliates, net of cash received	(12.2)	(18.5)
Deferred income tax provision	27.7	2.4
Other	0.1	(0.2)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(389.8)	(248.2)
Inventories, net	(404.7)	(508.1)
Other current and noncurrent assets	2.9	(35.4)
Accounts payable	214.9	91.7
Accrued expenses	107.4	42.2
Other current and noncurrent liabilities	28.5	27.0
Total adjustments	(265.2)	(511.5)
Net cash provided by (used in) operating activities	65.0	(188.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(174.2)	(151.1)
Proceeds from sale of property, plant and equipment	2.2	0.2
Purchase of businesses, net of cash acquired	(0.1)	(2.4)
Investments in consolidated affiliates, net of cash acquired	—	(20.1)
Investments in unconsolidated affiliates, net	—	(7.9)
Restricted cash and other	—	(2.0)
Net cash used in investing activities	(172.1)	(183.3)
Cash flows from financing activities:
Proceeds from debt obligations, net	91.7	42.8
Payment of debt issuance costs	—	(0.1)
Purchases and retirement of common stock	(1.0)	—
Payment of minimum tax withholdings on stock compensation	(15.9)	—
(Distribution to) investment by noncontrolling interests	(2.1)	(0.3)
Payment of dividends to stockholders	(19.4)	—
Net cash provided by financing activities	53.3	42.4
Effects of exchange rate changes on cash and cash equivalents	(46.9)	(1.9)
Decrease in cash and cash equivalents	(100.7)	(331.0)
Cash and cash equivalents, beginning of period	781.3	724.4
Cash and cash equivalents, end of period	$680.6	$393.4

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
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryfoward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit is presented in the financial statements as a liability and is not combined with deferred tax assets. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s results of operations or financial condition.

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

2.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$1.3	$0.6	$1.9	$1.2
Selling, general and administrative expenses	18.5	10.4	26.4	18.2
Total stock compensation expense	$19.8	$11.0	$28.3	$19.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2013 and 2012 was $50.65 and $52.14, respectively.

During the six months ended June 30, 2013, the Company granted 1,001,400 awards related to the three-year performance period commencing in 2013 and ending in 2015, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the six months ended June 30, 2013 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,509,323
Shares awarded	1,001,400
Shares forfeited or unearned	(195,016)
Shares earned	(41,388)
Shares awarded but not earned at June 30	3,274,319

As of June 30, 2013, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $75.6 million, and the weighted average period over which it is expected to be recognized is approximately two years.

During the three and six months ended June 30, 2013, the Company recorded stock compensation expense of approximately $1.2 million and $2.3 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. During the three and six months ended June 30, 2012, the Company recorded stock compensation expense of approximately $0.9 million and $1.8 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Weighted average grant-date fair value	$20.67	$22.50
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	0.8%	0.8%
Expected volatility	50.6%	51.0%
Expected dividend yield	0.8%	—%

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSAR transactions during the six months ended June 30, 2013 were as follows:

SSARs outstanding at January 1	1,073,087
SSARs granted	280,900
SSARs exercised	(166,149)
SSARs canceled or forfeited	(43,332)
SSARs outstanding at June 30	1,144,506
SSAR price ranges per share:
Granted	$51.84
Exercised	21.45-52.94
Canceled or forfeited	21.45-56.98
Weighted average SSAR exercise prices per share:
Granted	$51.84
Exercised	31.66
Canceled or forfeited	48.63
Outstanding at June 30	45.22

At June 30, 2013, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of June 30, 2013, the total compensation cost related to unvested SSARs not yet recognized was approximately $11.3 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of June 30, 2013:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 21.45 – $32.01	179,594	2.6	$21.85	175,344	$21.61
$ 33.65 – $44.55	174,535	3.1	$34.56	131,110	$34.66
$ 47.89 – $56.98	790,377	5.2	$52.89	246,102	$54.27
	1,144,506			552,556	$39.25

The total fair value of SSARs vested during the six months ended June 30, 2013 was approximately $3.6 million. There were 591,950 SSARs that were not vested as of June 30, 2013. The total intrinsic value of outstanding and exercisable SSARs as of June 30, 2013 was $7.8 million and $7.1 million, respectively. The total intrinsic value of SSARs exercised during the six months ended June 30, 2013 was approximately $3.9 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2013 grant was made on April 25, 2013 and equated to 17,171 shares of common stock, of which 12,059 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $0.9 million during the six months ended June 30, 2013 associated with these grants.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of June 30, 2013, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 3.4 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2013 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2012	$118.9	$507.8	$87.6	$8.7	$723.0
Additions	—	—	—	10.8	10.8
Foreign currency translation	(0.9)	(7.4)	(1.0)	0.1	(9.2)
Balance as of June 30, 2013	$118.0	$500.4	$86.6	$19.6	$724.6

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2012	$24.9	$126.6	$54.1	$2.5	$208.1
Amortization expense	3.1	19.4	1.5	0.1	24.1
Foreign currency translation	(0.1)	(4.6)	(0.7)	—	(5.4)
Balance as of June 30, 2013	$27.9	$141.4	$54.9	$2.6	$226.8

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2012	$92.2
Foreign currency translation	(0.6)
Balance as of June 30, 2013	$91.6

Changes in the carrying amount of goodwill during the six months ended June 30, 2013 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2012	$416.7	$219.3	$498.3	$58.1	$1,192.4
Adjustments related to income taxes	—	—	(4.0)	—	(4.0)
Foreign currency translation	—	(16.3)	(8.4)	(0.1)	(24.8)
Balance as of June 30, 2013	$416.7	$203.0	$485.9	$58.0	$1,163.6

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the six months ended June 30, 2013, the Company reduced goodwill by approximately $4.0 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

4.    INDEBTEDNESS

Indebtedness consisted of the following at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
1 1/4% Convertible senior subordinated notes due 2036	$196.7	$192.1
4 1/2% Senior term loan due 2016	260.4	264.2
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility, expiring 2016	512.5	465.0
Other long-term debt	92.7	65.5
	1,362.3	1,286.8
Less: Current portion of long-term debt	(88.1)	(59.1)
1 1/4% Convertible senior subordinated notes due 2036	(196.7)	(192.1)
Total indebtedness, less current portion	$1,077.5	$1,035.6

Convertible Senior Subordinated Notes

The following table sets forth as of June 30, 2013 and December 31, 2012 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s $201.3 million 1 1/4% convertible senior subordinated notes due 2036 (in millions):

	June 30, 2013	December 31, 2012
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(4.6)	(9.2)
Net carrying amount	$196.7	$192.1

The interest expense recognized relating to the contractual interest coupon and the amortization of the discount on the liability component for the 1 1/4% convertible senior subordinated notes was approximately $2.9 million and $5.8 million for the three and six months ended June 30, 2013, respectively, and $2.8 million and $5.6 million for the three and six months ended June 30, 2012, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the six months ended June 30, 2013 and 2012 was 6.1%. The unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013, as this is the earliest date that the notes’ holders can require the Company to repurchase the notes.

The Company’s 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006, and provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.58 per share, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to the Company’s stockholders. The current effective price reflects a conversion rate for the notes of 24.6413 shares of common stock per $1,000 principal amount of notes.

Holders of the Company’s 1 1/4% convertible senior subordinated notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013. In addition, holders

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

may convert the notes if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $40.58 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of June 30, 2013, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending June 30, 2013, and, therefore, the holders of the notes may convert the notes during the three months ending September 30, 2013. As of June 30, 2013, the Company classified the notes as a current liability due to the redemption feature discussed above, as well as the ability of the holders of the notes to convert the notes during the three months ending September 30, 2013. As of December 31, 2012, the Company classified the notes as a current liability due to the redemption feature of the notes. As of June 30, 2013 and December 31, 2012, the Company also classified approximately $4.6 million and $9.2 million, respectively, of the equity component of the 1 1/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of the Company’s common stock during future quarters in 2013, as previously discussed. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of the Company’s common stock during future quarters, until the fourth quarter of 2015, unless the Company chooses to redeem the notes beginning December 19, 2013.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $260.4 million as of June 30, 2013) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

Credit Facility

The Company’s revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $370.0 million term loan facility. The maturity date of the Company’s credit facility is December 1, 2016. The Company is required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of June 30, 2013, the Company had $512.5 million of outstanding borrowings under the credit facility and availability to borrow approximately $457.5 million. As of December 31, 2012, the Company had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility approximate their fair values based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2013, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $318.2 million and $254.1 million, respectively, compared to their carrying values of $300.0 million and $196.7 million, respectively. At December 31, 2012, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $327.2 million and $250.6 million, respectively, compared to their carrying values of $300.0 million and $192.1 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2013 and December 31, 2012, outstanding letters of credit totaled $16.8 million and $15.8 million, respectively.

5.    INVENTORIES
Inventories at June 30, 2013 and December 31, 2012 were as follows (in millions):

	June 30, 2013	December 31, 2012
Finished goods	$818.6	$598.5
Repair and replacement parts	567.8	505.6
Work in process	145.3	137.5
Raw materials	511.3	461.5
Inventories, net	$2,043.0	$1,703.1

6.    PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2013 and 2012 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$266.4	$257.1	$256.9	$240.5
Acquisitions	—	—	—	0.1
Accruals for warranties issued during the period	66.2	45.7	109.5	91.3
Settlements made (in cash or in kind) during the period	(38.6)	(37.3)	(67.1)	(74.0)
Foreign currency translation	(0.2)	(10.3)	(5.5)	(2.7)
Balance at June 30	$293.8	$255.2	$293.8	$255.2

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $258.8 million and $223.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively. Approximately $35.0 million and $33.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.

7.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs, vesting of performance share awards, vesting of restricted stock

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$213.7	$204.9	$331.7	$325.1
Weighted average number of common shares outstanding	97.3	97.2	97.2	97.1
Basic net income per share attributable to AGCO Corporation and subsidiaries	$2.20	$2.11	$3.41	$3.35
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$213.7	$204.9	$331.7	$325.1
Weighted average number of common shares outstanding	97.3	97.2	97.2	97.1
Dilutive SSARs, performance share awards and restricted stock awards	0.9	1.0	0.9	1.1
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.1	0.2	1.1	0.6
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	99.3	98.4	99.2	98.8
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$2.15	$2.08	$3.34	$3.29

SSARs to purchase approximately 0.8 million shares of the Company’s common stock for the three and six months ended June 30, 2013 and approximately 0.6 million shares of the Company’s common stock for the three and six months ended June 30, 2012 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

8.    INCOME TAXES

At June 30, 2013 and December 31, 2012, the Company had approximately $110.4 million and $94.5 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2013 and December 31, 2012, the Company had approximately $33.1 million and $23.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2013 and December 31, 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $14.0 million and $11.9 million, respectively.
Generally, tax years 2007 through 2012 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.

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

Cash Flow Hedges

During 2013 and 2012, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive loss that was reclassified into cost of goods sold during the six months ended June 30, 2013 and 2012 was approximately $1.6 million and $(2.6) million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2013 range in maturity through December 2014.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2012	$1.1	$0.4	$0.7
Net changes in fair value of derivatives	(0.9)	(0.7)	(0.2)
Net gains reclassified from accumulated other comprehensive loss into income	(1.7)	(0.1)	(1.6)
Accumulated derivative net losses as of June 30, 2013	$(1.5)	$(0.4)	$(1.1)

The Company had outstanding foreign currency contracts with a notional amount of approximately $190.0 million and $110.3 million as of June 30, 2013 and December 31, 2012, respectively, that were entered into to hedge forecasted sale and purchase transactions.

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

As of June 30, 2013 and December 31, 2012, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,004.5 million and $1,467.0 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and six months ended June 30, 2013, the Company recorded a net gain (loss) of approximately $0.4 million and $(12.4) million, respectively, within “Other expense, net” related to these contracts. For the three and six months ended June 30, 2012, the Company recorded a net (loss) gain of approximately $(6.3) million and $0.9 million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of June 30, 2013 (in millions):

	Asset Derivatives As of June 30, 2013		Liability Derivatives As of June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$0.7	Other current liabilities	$1.9
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	9.1	Other current liabilities	12.1
Total derivative instruments		$9.8		$14.0

The table below sets forth the fair value of derivative instruments as of December 31, 2012 (in millions):

	Asset Derivatives As of December 31, 2012		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.5	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.5	Other current liabilities	5.1
Total derivative instruments		$7.0		$5.1

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
The following table sets forth changes in stockholders’ equity and temporary equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the six months ended June 30, 2013 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
Balance, December 31, 2012	$1.0	$1,082.9	$2,843.7	$(479.4)	$33.3	$3,481.5	$16.5
Stock compensation	—	28.1	—	—	—	28.1	—
Issuance of performance award stock	—	(14.7)	—	—	—	(14.7)	—
SSARs exercised	—	(1.6)	—	—	—	(1.6)	—
Distribution to noncontrolling interest	—	—	—	—	(2.1)	(2.1)	—
Comprehensive income:
Net income (loss)	—	—	331.7	—	2.9	334.6	(4.4)
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(142.7)	—	(142.7)	(0.2)
Defined benefit pension plans, net of tax	—	—	—	4.8	—	4.8	—
Unrealized loss on derivatives, net of tax	—	—	—	(1.8)	—	(1.8)	—
Payment of dividends to stockholders	—	—	(19.4)	—	—	(19.4)	—
Purchases and retirement of common stock	—	(1.0)	—	—	—	(1.0)	—
Reclassification from temporary equity - Equity component of convertible senior subordinated notes	—	4.6	—	—	—	4.6	(4.6)
Balance, June 30, 2013	$1.0	$1,098.3	$3,156.0	$(619.1)	$34.1	$3,670.3	$7.3

Total comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest for the three and six months ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(0.6)	$(2.8)	$(1.5)	$(1.8)
Other comprehensive loss:
Foreign currency translation adjustments	(0.3)	(1.4)	(0.2)	(1.4)
Total comprehensive loss	$(0.9)	$(4.2)	$(1.7)	$(3.2)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2013 (in millions):

	Defined Benefit Pension Plans	Deferred Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive (loss) income, December 31, 2012	$(262.9)	$0.7	$(217.2)	$(479.4)
Other comprehensive loss before reclassifications	—	(0.2)	(142.7)	(142.9)
Net losses (gains) reclassified from accumulated other comprehensive loss	4.8	(1.6)	—	3.2
Other comprehensive loss, net of reclassification adjustments	4.8	(1.8)	(142.7)	(139.7)
Accumulated other comprehensive loss, June 30, 2013	$(258.1)	$(1.1)	$(359.9)	$(619.1)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three and six months ended June 30, 2013 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss(1)
Details about Accumulated Other Comprehensive Loss Components	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected Line Item within the Condensed Consolidated Statements of Operations
Net gains on cash flow hedges	$(1.1)	$(1.7)	Cost of goods sold
	—	0.1	Income tax provision
	$(1.1)	$(1.6)	Net of tax
Defined benefit pension plans
Amortization of net actuarial loss	$3.0	$6.1	(2)
Amortization of prior service cost	0.3	0.5	(2)
	3.3	6.6	Total before taxes
	(0.9)	(1.8)	Income tax provision
	$2.4	$4.8	Net of tax

Net losses reclassified from accumulated other comprehensive loss	$1.3	$3.2
____________________________________

(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 12 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

In July 2012, the Company’s Board of Directors approved a share repurchase program under which the Company is permitted to repurchase up to $50.0 million of its common stock. In the first six months of 2013, through open market transactions, the Company repurchased 19,510 shares of its common stock for approximately $1.0 million at an average price paid of $49.34 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of June 30, 2013 and December 31, 2012, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of June 30, 2013 and December 31, 2012, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.3 billion and $1.1 billion, respectively.

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.5 million and $12.1 million during the three and six months ended June 30, 2013, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.4 million and $10.6 million during the three and six months ended June 30, 2012, respectively.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2013 and December 31, 2012, these retail finance joint ventures had approximately $95.1 million and $100.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

12.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2013 and 2012 are set forth below (in millions):

	Three Months Ended June 30,
Pension benefits	2013	2012
Service cost	$4.6	$4.3
Interest cost	9.1	9.7
Expected return on plan assets	(9.7)	(8.9)
Amortization of net actuarial loss	2.8	2.5
Amortization of prior service cost	0.2	0.2
Net periodic pension cost	$7.0	$7.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three Months Ended June 30,
Postretirement benefits	2013	2012
Interest cost	$0.5	$0.4
Amortization of net actuarial loss	0.2	0.1
Amortization of prior service cost	0.1	—
Net periodic postretirement benefit cost	$0.8	$0.5

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2013 and 2012 are set forth below (in millions):

	Six Months Ended June 30,
Pension benefits	2013	2012
Service cost	$9.2	$8.6
Interest cost	18.3	19.5
Expected return on plan assets	(19.5)	(17.8)
Amortization of net actuarial loss	5.8	4.9
Amortization of prior service cost	0.4	0.4
Net periodic pension cost	$14.2	$15.6

	Six Months Ended June 30,
Postretirement benefits	2013	2012
Service cost	$0.1	$0.1
Interest cost	0.9	0.8
Amortization of net actuarial loss	0.3	0.2
Amortization of prior service cost (credit)	0.1	(0.1)
Net periodic postretirement benefit cost	$1.4	$1.0

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2012	$(355.2)	$(92.3)	$(262.9)
Amortization of net actuarial loss	6.1	1.6	4.5
Amortization of prior service cost	0.5	0.2	0.3
Accumulated other comprehensive loss as of June 30, 2013	$(348.6)	$(90.5)	$(258.1)

During the six months ended June 30, 2013, approximately $21.2 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2013 to its defined pension benefit plans will aggregate approximately $39.4 million.
During the six months ended June 30, 2013, the Company made approximately $0.7 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.8 million of contributions to its postretirement health care and life insurance benefit plans during 2013.

13.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2013 and 2012 and assets as of June 30, 2013 and December 31, 2012 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2013
Net sales	$788.9	$540.0	$1,599.0	$120.3	$3,048.2
Income (loss) from operations	121.6	59.7	204.9	(0.8)	385.4
Depreciation	12.2	6.3	30.5	2.0	51.0
Capital expenditures	12.6	12.6	48.5	6.5	80.2
2012
Net sales	$733.4	$448.5	$1,406.9	$101.3	$2,690.1
Income from operations	95.7	41.7	170.0	5.1	312.5
Depreciation	9.6	5.7	25.5	1.5	42.3
Capital expenditures	16.6	7.4	35.7	4.3	64.0

Six Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2013
Net sales	$1,413.1	$1,005.7	$2,792.2	$240.3	$5,451.3
Income from operations	193.7	108.0	304.6	4.7	611.0
Depreciation	24.2	12.7	60.0	4.5	101.4
Capital expenditures	27.5	30.6	101.7	14.4	174.2
2012
Net sales	$1,299.9	$863.9	$2,606.7	$193.3	$4,963.8
Income from operations	145.9	65.6	305.8	6.0	523.3
Depreciation	19.5	11.5	51.3	3.4	85.7
Capital expenditures	27.5	18.5	100.0	5.1	151.1
Assets
As of June 30, 2013	$1,043.5	$793.2	$2,441.6	$306.0	$4,584.3
As of December 31, 2012	907.4	674.9	2,114.2	295.8	3,992.3

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment income from operations	$385.4	$312.5	$611.0	$523.3
Corporate expenses	(27.7)	(24.7)	(56.0)	(45.7)
Stock compensation	(18.5)	(10.4)	(26.4)	(18.2)
Amortization of intangibles	(12.1)	(12.5)	(24.1)	(24.7)
Consolidated income from operations	$327.1	$264.9	$504.5	$434.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	June 30, 2013	December 31, 2012
Segment assets	$4,584.3	$3,992.3
Cash and cash equivalents	680.6	781.3
Receivables from affiliates	155.7	41.5
Investments in affiliates	391.4	390.3
Deferred tax assets, other current and noncurrent assets	670.0	716.9
Intangible assets, net	589.4	607.1
Goodwill	1,163.6	1,192.4
Consolidated total assets	$8,235.0	$7,721.8

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

At June 30, 2013, the Company guaranteed indebtedness owed to third parties of approximately $128.5 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2018. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Legal Claims and Other Matters

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $66.0 million and $59.6 million against its outstanding balance of Brazilian VAT receivable as of June 30, 2013 and December 31, 2012, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

On June 27, 2008, the Republic of Iraq filed a civil action in federal court in the Southern District of New York, Case No. 08 CIV 59617, naming as defendants the Company’s French subsidiary and two of its other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has appealed the decision and the appellate process is ongoing. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

On October 30, 2012, a third-party complaint was filed in federal court in the Southern District of Texas, Case No. 09 CIV 03884, naming as defendants the Company's French subsidiary and two of its other foreign subsidiaries. Sixty other entities or companies also were named as third-party defendants. The complaint asserts claims against the defendants, certain of which are also third-party plaintiffs, seeking unspecified damages arising from their participation in the Program. The third-party plaintiffs seek contribution from the third-party defendants. The Company’s subsidiaries have filed a motion to dismiss the complaint. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of the action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2013, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $59.3 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended June 30, 2013, we generated net income of $213.7 million, or $2.15 per share, compared to net income of $204.9 million, or $2.08 per share, for the same period in 2012. For the first six months of 2013, we generated net income of $331.7 million, or $3.34 per share, compared to net income of $325.1 million, or $3.29 per share, for the same period in 2012.

Net sales during the three and six months ended June 30, 2013 were $3,048.2 million and $5,451.3 million, respectively, which were approximately 13.3% and 9.8% higher than the three and six months ended June 30, 2012, respectively, due to sales growth in all of our geographical segments, partially offset by the unfavorable impact of currency translation.

Income from operations for the three months ended June 30, 2013 was $327.1 million compared to $264.9 million for the same period in 2012. Income from operations was $504.5 million for the six months ended June 30, 2013 compared to $434.7 million for the same period in 2012. The increase in income from operations during the three and six months ended June 30, 2013 was a result of an increase in net sales as well as improved gross margins resulting from factory efficiency and cost control initiatives, favorable pricing and relatively low levels of material cost inflation. The gross margin improvement was partially offset by increased market development expenses and higher engineering expenses associated with new engine emission requirements.

Income from operations in our Europe/Africa/Middle East (“EAME”) region increased in the three months ended June 30, 2013 and was relatively flat for the first six months of 2013 compared to the same periods in 2012. Higher sales volumes in the first six months of 2013 compared to 2012 were offset by increased engineering expenses and transition costs associated with our new German tractor assembly facility. In the South American region, income from operations increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to higher sales volumes and the benefit of cost-reduction initiatives. Income from operations in the North America region was higher in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to higher net sales, a favorable sales mix and margin improvement initiatives. Income from operations in our Asia/Pacific region decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of increased market development expenses in China, which largely offset the benefit of increased sales in the region.

Industry Unit Retail Sales
In North America, industry unit retail sales of tractors for the first six months of 2013 increased by approximately 11% compared to the first six months of 2012, with increases in compact, utility and high horsepower tractors. Industry unit retail sales of combines for the first six months of 2013 increased by approximately 41% compared to the first six months of 2012. High levels of farm income in 2012 continued to support equipment demand in the first six months of 2013.

In Western Europe, industry unit retail sales of tractors and combines decreased approximately 4% and 11%, respectively, for the first six months of 2013 compared to the first six months of 2012. Market sales results by country remained mixed during the first six months of 2013, with weather-related declines experienced in the United Kingdom, Finland and Southern Europe offset by moderate market growth in France.

South American industry unit retail sales of tractors and combines in the first six months of 2013 increased approximately 26% and 58%, respectively, compared to the same periods in 2012 with increases experienced in both Brazil and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Argentina. Brazilian farmers have benefited from attractive government financing plans and more favorable weather conditions in 2013 compared to the first six months of 2012, which was impacted by a severe drought.

STATEMENTS OF OPERATIONS
Net sales for the three months ended June 30, 2013 were $3,048.2 million compared to $2,690.1 million for the same period in 2012. Net sales for the first six months of 2013 were $5,451.3 million compared to $4,963.8 million for the same period in 2012. Foreign currency translation negatively impacted net sales by approximately $12.5 million, or 0.5%, in the three months ended June 30, 2013 and by $73.4 million, or 1.5%, during the first six months of 2013.

The following table sets forth, for the three and six months ended June 30, 2013, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2013	2012	$	%	$	%
North America	$788.9	$733.4	$55.5	7.6%	$—	—%
South America	540.0	448.5	91.5	20.4%	(33.4)	(7.4)%
Europe/Africa/Middle East	1,599.0	1,406.9	192.1	13.7%	20.6	1.5%
Asia/Pacific	120.3	101.3	19.0	18.8%	0.3	0.3%
	$3,048.2	$2,690.1	$358.1	13.3%	$(12.5)	(0.5)%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2013	2012	$	%	$	%
North America	$1,413.1	$1,299.9	$113.2	8.7%	$(0.4)	—%
South America	1,005.7	863.9	141.8	16.4%	(92.8)	(10.7)%
Europe/Africa/Middle East	2,792.2	2,606.7	185.5	7.1%	19.9	0.8%
Asia/Pacific	240.3	193.3	47.0	24.3%	(0.1)	(0.1)%
	$5,451.3	$4,963.8	$487.5	9.8%	$(73.4)	(1.5)%

Regionally, net sales in North America increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of elevated levels of farm income, predominantly in the professional farming sector. The most significant increases in net sales were in high horsepower tractors, implements and combines. In the EAME region, net sales increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 due to strong growth in the markets of France and Germany. Net sales in South America increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to improved market conditions in Brazil and Argentina. In the Asia/Pacific region, net sales increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of sales growth in China and East Asia. We estimate that worldwide average price increased approximately 2% during both the three and six months ended June 30, 2013. Consolidated net sales of tractors and combines, which comprised approximately 66% of our net sales in both the three and six months ended June 30, 2013, increased approximately 17% and 13% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Unit sales of tractors and combines increased approximately 7% and 5% during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Gross profit	$710.3	23.3%	$611.4	22.7%
Selling, general and administrative expenses	279.7	9.2%	255.0	9.5%
Engineering expenses	91.4	3.0%	79.0	2.9%
Amortization of intangibles	12.1	0.4%	12.5	0.5%
Income from operations	$327.1	10.7%	$264.9	9.8%

	Six Months Ended June 30,
	2013		2012
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,243.4	22.8%	$1,104.4	22.2%
Selling, general and administrative expenses	535.4	9.8%	493.9	9.9%
Engineering expenses	179.4	3.3%	151.1	3.0%
Amortization of intangibles	24.1	0.4%	24.7	0.5%
Income from operations	$504.5	9.3%	$434.7	8.8%

Gross profit as a percentage of net sales increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to a higher sales volume, pricing, low material cost inflation, and purchasing and factory efficiency initiatives, partially offset by transition costs associated with our new German tractor assembly facility. Unit production of tractors and combines increased 7% and 3% during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. We recorded approximately $1.3 million and $1.9 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2013, respectively, compared to $0.6 million and $1.2 million for the comparable periods in 2012, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to the net sales increase, which was partially offset by new market expansion expenses. Engineering expenses increased during the three and six months ended June 30, 2013 compared to the prior year periods, primarily due to increased investment levels for new product development and costs to meet new engine emission standards in the United States and Europe. We recorded approximately $18.5 million and $26.4 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2013, respectively, compared to $10.4 million and $18.2 million for the comparable periods in 2012, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Interest expense, net was $13.5 million and $26.1 million for the three and six months ended June 30, 2013, respectively, compared to $14.7 million and $27.7 million for the comparable periods in 2012, respectively. The decrease in interest expense during the three and six months ended June 30, 2013 compared to the same periods in 2012 is primarily due to a reduction in the amount of debt outstanding under our revolving credit and term loan facility.

Other expense, net was $10.2 million and $13.9 million for the three and six months ended June 30, 2013, respectively, compared to $6.1 million and $10.5 million during the same periods in 2012. Other expense, net increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to lower foreign exchange gains. Losses on sales of receivables, related to our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $6.5 million and $12.1 million for the three and six months ended June 30, 2013, respectively, compared to $5.4 million and $10.6 million for the comparable periods in 2012, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

We recorded an income tax provision of $104.4 million and $157.3 million for the three and six months ended June 30, 2013, respectively, compared to $57.3 million and $100.5 million for the comparable periods in 2012, respectively. Our effective tax rate was higher in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of recording a tax provision related to income generated in the United States during 2013. During the first six months of 2012, no income tax provision was recorded related to income generated in the United States due to previously established valuation allowances against deferred tax assets and net operating loss carryforwards.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $14.1 million and $23.0 million for the three and six months ended June 30, 2013, respectively, compared to $15.3 million and $27.3 million for the comparable periods in 2012, respectively. The reduction was the result of higher provisions for credit losses recorded in 2013 compared to 2012. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

RETAIL FINANCE JOINT VENTURES
Our AGCO Finance retail finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Brazil, Germany, France, the United Kingdom, Austria, Ireland, the Netherlands, Denmark, Italy, Sweden, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of June 30, 2013, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was $358.0 million compared to $354.4 million as of December 31, 2012. The total finance portfolio in our retail finance joint ventures was approximately $8.9 billion and $8.3 billion as of June 30, 2013 and December 31, 2012, respectively. The total finance portfolio as of June 30, 2013 included approximately $7.3 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2012 included approximately $7.0 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the six months ended June 30, 2013, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $24.2 million compared to $24.4 million for the same period in 2012.

The total finance portfolio in our retail finance joint venture in Brazil was approximately $1.9 billion and $2.0 billion as of June 30, 2013 and December 31, 2012, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

•	Our €200.0 million (or approximately $260.4 million as of June 30, 2013) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $370.0 million term loan facility, which expires in December 2016. As of June 30, 2013, $142.5 million was outstanding under the multi-currency revolving credit facility and $370.0 million was outstanding under the term loan facility (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and Europe. As of June 30, 2013, approximately $1.3 billion of cash had been received under these agreements (see further discussion below).

In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Current Facilities
Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.58 per share, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to our stockholders. The current effective price reflects a conversion rate for the notes of 24.6413 shares of common stock per $1,000 principal amount of notes. Beginning December 19, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of our common stock. Refer to our Form 10-K for the year ended December 31, 2012 for a full description of these notes.

As previously discussed, holders of our 11/4% convertible senior subordinated notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013. In addition, holders may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $40.58 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of June 30, 2013, the closing sales price of our common stock had exceeded 120% of the conversion price of the 11/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending June 30, 2013, and, therefore, the holders of the notes may convert the notes during the three months ending September 30, 2013. As of June 30, 2013, we classified the notes as a current liability due to the redemption feature discussed above, as well as the ability of the holders of the notes to convert the notes during the three months ending September 30, 2013. As of December 31, 2012, we classified the notes as a current liability due to the redemption feature of the notes. As of June 30, 2013 and December 31, 2012, we also classified approximately $4.6 million and $9.2 million, respectively, of the equity component of the 11/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of our common stock during future quarters, until the fourth quarter of 2015, unless we choose to redeem the notes beginning December 19, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of our common stock during future quarters in 2013, as previously discussed.

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

Our revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $370.0 million term loan facility. The maturity date of our credit facility is December 1, 2016. We are required to make quarterly payments towards the term loan of $5.0 million commencing March 2012 increasing to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of June 30, 2013, we had $512.5 million of outstanding borrowings under the credit facility and availability to borrow approximately $457.5 million. As of December 31, 2012, we had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2013 and
December 31, 2012, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.3 billion and $1.1 billion, respectively.

Our AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2013 and December 31, 2012, these retail finance joint ventures had approximately $95.1 million and $100.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows provided by (used in) operating activities were approximately $65.0 million and $(188.2) million for the first six months of 2013 and 2012, respectively. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,741.9 million in working capital at June 30, 2013, as compared with $1,489.9 million at December 31, 2012 and $1,759.6 million at June 30, 2012. Accounts receivable and inventories, combined, at June 30, 2013 were $701.4 million and $109.6 million higher than at December 31, 2012 and June 30, 2012, respectively. The increase in accounts receivable and inventories during the first six months of 2013 was a result of net sales growth, an increase in production levels and seasonality.

Capital expenditures for the first six months of 2013 were $174.2 million compared to $151.1 million for the first six months of 2012. We anticipate that capital expenditures for the full year of 2013 will be in the range of $400.0 million to

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

$425.0 million and will primarily be used to meet new engine emission requirements, support the development and enhancement of new and existing products, upgrade our system capabilities, improve our factory productivity and establish assembly capabilities in China.

Our debt to capitalization ratio, which is total indebtedness and temporary equity (related to our 1 1/4% convertible senior subordinated notes) divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 27.1% at both June 30, 2013 and December 31, 2012.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At June 30, 2013, we guaranteed indebtedness owed to third parties of approximately $128.5 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European retail finance joint ventures. In addition, at June 30, 2013 we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,194.5 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk- Foreign Currency Risk Management,” as well as to Notes 9, 11 and 14 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies
As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $66.0 million and $59.6 million against our outstanding balance of Brazilian VAT receivable as of June 30, 2013 and December 31, 2012, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has appealed the decision and the appellate process is ongoing. Further, a third-party complaint was filed on October 30, 2012 involving a federal court action naming as defendants three of our foreign subsidiaries that participated in the Program. We have filed a motion to dismiss the complaint.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

Refer to Note 14 of our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Global industry demand is expected to be relatively flat in 2013 compared to 2012, with growth projected in North and South America and modest declines anticipated for Western Europe. For the full year of 2013, we expect an increase in net sales and net income compared to the full year of 2012. Gross margin improvement is expected to be partially offset by increased market expansion expenses as well as higher engineering expenses to meet new engine emission requirements and support new product introductions.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2013 and 2012, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the gain (loss) recorded in other comprehensive loss that was reclassified into cost of goods sold during the six months ended June 30, 2013 and 2012 was approximately $1.6 million and $(2.6) million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2013 range in maturity through December 2014.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $55.6 million as of June 30, 2013. Using the same sensitivity analysis as of June 30, 2012, the fair value of such instruments would have decreased by approximately $32.7 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the six months ended June 30, 2013 would have increased, collectively, by approximately $1.6 million.

We had no interest rate swap contracts outstanding during the six months ended June 30, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 14 to our Condensed Consolidated Financial Statements.

ITEM 5.    OTHER INFORMATION
On August 2, 2013, the Company amended its Receivables Purchase Agreement with AGCO Finance LLC to increase the maximum outstanding balance amount set forth therein. On August 2, 2013, the Company amended its Receivables Purchase Agreement with AGCO Canada, Ltd., a wholly-owned subsidiary of the Company, and AGCO Finance Canada, Ltd. to increase the maximum outstanding balance amount set forth therein. AGCO Finance LLC and AGCO Finance Canada, Ltd., which provide retail and wholesale financing of the Company’s products, are both owned 51% by Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank,” New York Branch, and 49% by the Company.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Amendment to U.S. Receivables Purchase Agreement	Filed herewith

10.2	Amendment to Canadian Receivables Purchase Agreement	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2013	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)