Form 10-Q
period 2013-09-30
AGCO CORP /DE
filed 2013-11-07
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2013
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
As of October 31, 2013, AGCO Corporation had 97,358,945 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$620.5	$781.3
Accounts and notes receivable, net	1,182.3	924.6
Inventories, net	2,181.8	1,703.1
Deferred tax assets	209.3	243.5
Other current assets	310.0	302.2
Total current assets	4,503.9	3,954.7
Property, plant and equipment, net	1,491.4	1,406.1
Investment in affiliates	408.9	390.3
Deferred tax assets	43.3	40.0
Other assets	133.9	131.2
Intangible assets, net	576.3	607.1
Goodwill	1,176.3	1,192.4
Total assets	$8,334.0	$7,721.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$92.5	$59.1
Convertible senior subordinated notes	199.0	192.1
Accounts payable	968.5	888.3
Accrued expenses	1,314.5	1,226.5
Other current liabilities	167.5	98.8
Total current liabilities	2,742.0	2,464.8
Long-term debt, less current portion	1,000.6	1,035.6
Pensions and postretirement health care benefits	312.3	331.6
Deferred tax liabilities	240.6	242.7
Other noncurrent liabilities	168.5	149.1
Total liabilities	4,464.0	4,223.8
Commitments and contingencies (Note 14)
Temporary equity	3.0	16.5
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2013 and 2012	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 97,358,788 and 96,815,998 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1.0	1.0
Additional paid-in capital	1,105.9	1,082.9
Retained earnings	3,272.5	2,843.7
Accumulated other comprehensive loss	(546.9)	(479.4)
Total AGCO Corporation stockholders’ equity	3,832.5	3,448.2
Noncontrolling interests	34.5	33.3
Total stockholders’ equity	3,867.0	3,481.5
Total liabilities, temporary equity and stockholders’ equity	$8,334.0	$7,721.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2013	2012
Net sales	$2,475.9	$2,295.0
Cost of goods sold	1,919.7	1,804.0
Gross profit	556.2	491.0
Selling, general and administrative expenses	258.1	262.8
Engineering expenses	87.3	76.4
Amortization of intangibles	11.8	12.2
Income from operations	199.0	139.6
Interest expense, net	14.1	15.8
Other expense, net	11.3	13.8
Income before income taxes and equity in net earnings of affiliates	173.6	110.0
Income tax provision	62.5	30.5
Income before equity in net earnings of affiliates	111.1	79.5
Equity in net earnings of affiliates	14.1	12.6
Net income	125.2	92.1
Net loss attributable to noncontrolling interests	1.0	2.4
Net income attributable to AGCO Corporation and subsidiaries	$126.2	$94.5
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.30	$0.97
Diluted	$1.27	$0.96
Cash dividends declared and paid per common share	$0.10	$—
Weighted average number of common and common equivalent shares outstanding:
Basic	97.4	97.0
Diluted	99.5	98.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2013	2012
Net sales	$7,927.2	$7,258.8
Cost of goods sold	6,127.6	5,663.4
Gross profit	1,799.6	1,595.4
Selling, general and administrative expenses	793.5	756.7
Engineering expenses	266.7	227.5
Amortization of intangibles	35.9	36.9
Income from operations	703.5	574.3
Interest expense, net	40.2	43.5
Other expense, net	25.2	24.3
Income before income taxes and equity in net earnings of affiliates	638.1	506.5
Income tax provision	219.8	131.0
Income before equity in net earnings of affiliates	418.3	375.5
Equity in net earnings of affiliates	37.1	39.9
Net income	455.4	415.4
Net loss attributable to noncontrolling interests	2.5	4.2
Net income attributable to AGCO Corporation and subsidiaries	$457.9	$419.6
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$4.71	$4.32
Diluted	$4.61	$4.25
Cash dividends declared and paid per common share	$0.30	$—
Weighted average number of common and common equivalent shares outstanding:
Basic	97.2	97.1
Diluted	99.3	98.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2013	2012
Net income	$125.2	$92.1
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	68.3	28.7
Defined benefit pension plans, net of tax	2.5	2.1
Unrealized gain on derivatives, net of tax	1.3	2.5
Other comprehensive income, net of reclassification adjustments	72.1	33.3
Comprehensive income	197.3	125.4
Comprehensive loss attributable to noncontrolling interests	1.1	2.5
Comprehensive income attributable to AGCO Corporation and subsidiaries	$198.4	$127.9

	Nine Months Ended September 30,
	2013	2012
Net income	$455.4	$415.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(74.6)	(96.9)
Defined benefit pension plans, net of tax	7.3	7.1
Unrealized (loss) gain on derivatives, net of tax	(0.5)	1.4
Other comprehensive loss, net of reclassification adjustments	(67.8)	(88.4)
Comprehensive income	387.6	327.0
Comprehensive loss attributable to noncontrolling interests	2.8	5.7
Comprehensive income attributable to AGCO Corporation and subsidiaries	$390.4	$332.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$455.4	$415.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	153.8	125.4
Deferred debt issuance cost amortization	2.6	2.6
Amortization of intangibles	35.9	36.9
Amortization of debt discount	6.9	6.5
Stock compensation	33.9	28.8
Equity in net earnings of affiliates, net of cash received	(22.5)	(27.4)
Deferred income tax provision (benefit)	28.1	(1.4)
Other	0.2	—
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(245.5)	(132.2)
Inventories, net	(507.9)	(481.5)
Other current and noncurrent assets	(22.8)	(38.1)
Accounts payable	95.3	(88.8)
Accrued expenses	98.0	95.6
Other current and noncurrent liabilities	57.6	25.0
Total adjustments	(286.4)	(448.6)
Net cash provided by (used in) operating activities	169.0	(33.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(263.8)	(235.2)
Proceeds from sale of property, plant and equipment	2.9	0.6
Purchase of businesses, net of cash acquired	(0.1)	(2.4)
Investments in consolidated affiliates, net of cash acquired	—	(20.1)
Sale of (investments in) unconsolidated affiliates, net	0.1	(11.3)
Restricted cash and other	—	(1.0)
Net cash used in investing activities	(260.9)	(269.4)
Cash flows from financing activities:
Proceeds from (payment of) debt obligations, net	4.1	(89.5)
Payment of debt issuance costs	—	(0.1)
Purchases and retirement of common stock	(1.0)	(9.5)
(Distribution to) investment by noncontrolling interests	(2.6)	(0.6)
Payment of minimum tax withholdings on stock compensation	(16.3)	(0.2)
Payment of dividends to stockholders	(29.1)	—
Net cash used in financing activities	(44.9)	(99.9)
Effects of exchange rate changes on cash and cash equivalents	(24.0)	—
Decrease in cash and cash equivalents	(160.8)	(402.5)
Cash and cash equivalents, beginning of period	781.3	724.4
Cash and cash equivalents, end of period	$620.5	$321.9

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

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. The standard also requires an entity to present, either on the face of the statement where net income is presented or in the footnotes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the standard requires an entity to cross-reference other disclosures that provide additional detail on those amounts. The Company adopted this guidance as of January 1, 2013 by presenting the required amounts in its footnote disclosures (Note 10).

2.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$0.4	$0.7	$2.3	$1.9
Selling, general and administrative expenses	5.5	8.9	31.9	27.1
Total stock compensation expense	$5.9	$9.6	$34.2	$29.0

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2013 and 2012 was $51.01 and $52.14, respectively.

During the nine months ended September 30, 2013, the Company granted 1,099,392 awards related to the three-year performance period commencing in 2013 and ending in 2015, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2013 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,509,323
Shares awarded	1,099,392
Shares forfeited or unearned	(215,330)
Shares earned	(26,800)
Shares awarded but not earned at September 30	3,366,585

As of September 30, 2013, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $54.7 million, and the weighted average period over which it is expected to be recognized is approximately two years.

During the three and nine months ended September 30, 2013, the Company recorded stock compensation expense of approximately $1.1 million and $3.4 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. During the three and nine months ended September 30, 2012, the Company recorded stock compensation expense of approximately $1.0 million and $2.8 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Weighted average grant-date fair value	$20.84	$22.50
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	5.5	5.5
Risk-free interest rate	0.8%	0.8%
Expected volatility	50.5%	51.0%
Expected dividend yield	0.8%	—%

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSAR transactions during the nine months ended September 30, 2013 were as follows:

SSARs outstanding at January 1	1,073,087
SSARs granted	314,591
SSARs exercised	(235,423)
SSARs canceled or forfeited	(49,645)
SSARs outstanding at September 30	1,102,610
SSAR price ranges per share:
Granted	51.84-56.24
Exercised	21.45-56.98
Canceled or forfeited	21.45-56.98
Weighted average SSAR exercise prices per share:
Granted	$52.24
Exercised	33.25
Canceled or forfeited	49.50
Outstanding at September 30	45.99

At September 30, 2013, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of September 30, 2013, the total compensation cost related to unvested SSARs not yet recognized was approximately $10.9 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual life by groups of similar price as of September 30, 2013:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 21.45 – $32.01	163,094	2.4	$21.86	160,969	$21.73
$ 33.65 – $44.55	138,285	3.3	$34.02	95,360	$33.91
$ 47.89 – $56.98	801,231	5.1	$52.97	227,465	$54.26
	1,102,610			483,794	$39.43

The total fair value of SSARs vested during the nine months ended September 30, 2013 was approximately $3.6 million. There were 618,816 SSARs that were not vested as of September 30, 2013. The total intrinsic value of outstanding and exercisable SSARs as of September 30, 2013 was $15.9 million and $10.2 million, respectively. The total intrinsic value of SSARs exercised during the nine months ended September 30, 2013 was approximately $5.3 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years, but are not subject to forfeiture. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2013 grant was made on April 25, 2013 and equated to 17,171 shares of common stock, of which 12,059 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $0.9 million during the nine months ended September 30, 2013 associated with these grants.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of September 30, 2013, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 3.4 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2013 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2012	$118.9	$507.8	$87.6	$8.7	$723.0
Additions	—	—	—	5.9	5.9
Foreign currency translation	(0.3)	(4.1)	0.8	0.1	(3.5)
Balance as of September 30, 2013	$118.6	$503.7	$88.4	$14.7	$725.4

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2012	$24.9	$126.6	$54.1	$2.5	$208.1
Amortization expense	4.7	28.9	2.2	0.1	35.9
Foreign currency translation	(0.1)	(2.9)	1.2	—	(1.8)
Balance as of September 30, 2013	$29.5	$152.6	$57.5	$2.6	$242.2

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2012	$92.2
Foreign currency translation	0.9
Balance as of September 30, 2013	$93.1

Changes in the carrying amount of goodwill during the nine months ended September 30, 2013 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2012	$416.7	$219.3	$498.3	$58.1	$1,192.4
Adjustments related to income taxes	—	—	(6.0)	—	(6.0)
Foreign currency translation	—	(17.8)	8.6	(0.9)	(10.1)
Balance as of September 30, 2013	$416.7	$201.5	$500.9	$57.2	$1,176.3

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the nine months ended September 30, 2013, the Company reduced goodwill by approximately $6.0 million related to the realization of tax benefits associated with excess tax basis deductible goodwill resulting from its acquisition of Valtra in Finland.

4.    INDEBTEDNESS

Indebtedness consisted of the following at September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
1 1/4% Convertible senior subordinated notes due 2036	$199.0	$192.1
4 1/2% Senior term loan due 2016	270.4	264.2
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility, expiring 2016	426.8	465.0
Other long-term debt	95.9	65.5
	1,292.1	1,286.8
Less: Current portion of long-term debt	(92.5)	(59.1)
1 1/4% Convertible senior subordinated notes due 2036	(199.0)	(192.1)
Total indebtedness, less current portion	$1,000.6	$1,035.6

Convertible Senior Subordinated Notes

The following table sets forth as of September 30, 2013 and December 31, 2012 the carrying amount of the equity component, the principal amount of the liability component, the unamortized discount and the net carrying amount of the Company’s $201.3 million 1 1/4% convertible senior subordinated notes due 2036 (in millions):

	September 30, 2013	December 31, 2012
Carrying amount of the equity component	$54.3	$54.3

Principal amount of the liability component	$201.3	$201.3
Less: unamortized discount	(2.3)	(9.2)
Net carrying amount	$199.0	$192.1

The interest expense recognized relating to the contractual interest coupon and the amortization of the discount on the liability component for the 1 1/4% convertible senior subordinated notes was approximately $2.9 million and $8.8 million for the three and nine months ended September 30, 2013, respectively, and $2.8 million and $8.4 million for the three and nine months ended September 30, 2012, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the nine months ended September 30, 2013 and 2012 was 6.1%. The unamortized discount for the 1 1/4% convertible senior subordinated notes will be amortized through December 2013, as this is the earliest date that the notes’ holders can require the Company to repurchase the notes.

The Company’s 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006, and provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes are unsecured obligations and are convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of the Company’s common stock at an effective price of $40.51 per share, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to the Company’s stockholders. The current effective price reflects a conversion rate for the notes of 24.6843 shares of common stock per $1,000 principal amount of notes.

Holders of the Company’s 1 1/4% convertible senior subordinated notes may require the Company to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013. In addition, holders

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

may convert the notes if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeds 120% of the conversion price of $40.51 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of September 30, 2013, the closing sales price of the Company’s common stock had exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2013, and, therefore, the holders of the notes may convert the notes during the three months ending December 31, 2013. As of September 30, 2013, the Company classified the notes as a current liability due to the redemption feature discussed above, as well as the ability of the holders of the notes to convert the notes during the three months ending December 31, 2013. As of December 31, 2012, the Company classified the notes as a current liability due to the redemption feature of the notes. As of September 30, 2013 and December 31, 2012, the Company also classified approximately $2.3 million and $9.2 million, respectively, of the equity component of the 1 1/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of the Company’s common stock during the quarters in 2013, as previously discussed. Beginning December 19, 2013, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of the Company’s common stock. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of the Company’s common stock during future quarters, until the fourth quarter of 2015, unless the Company chooses to redeem the notes beginning December 19, 2013.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $270.4 million as of September 30, 2013) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

Credit Facility

The Company’s revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $365.0 million term loan facility. The maturity date of the Company’s credit facility is December 1, 2016. The Company is required to make quarterly payments towards the term loan of $5.0 million that will increase to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2013, the Company had $426.8 million of outstanding borrowings under the credit facility and availability

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

to borrow approximately $538.2 million. As of December 31, 2012, the Company had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million.

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility approximate their fair values based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2013, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $327.7 million and $302.6 million, respectively, compared to their carrying values of $300.0 million and $199.0 million, respectively. At December 31, 2012, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $327.2 million and $250.6 million, respectively, compared to their carrying values of $300.0 million and $192.1 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2013 and December 31, 2012, outstanding letters of credit totaled $16.8 million and $15.8 million, respectively.

5.    INVENTORIES
Inventories at September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013	December 31, 2012
Finished goods	$858.9	$598.5
Repair and replacement parts	573.3	505.6
Work in process	161.9	137.5
Raw materials	587.7	461.5
Inventories, net	$2,181.8	$1,703.1

6.    PRODUCT WARRANTY

The warranty reserve activity for the three and nine months ended September 30, 2013 and 2012 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$293.8	$255.2	$256.9	$240.5
Acquisitions	—	—	—	0.1
Accruals for warranties issued during the period	40.6	41.7	150.1	133.0
Settlements made (in cash or in kind) during the period	(44.5)	(43.4)	(111.6)	(117.4)
Foreign currency translation	7.3	2.4	1.8	(0.3)
Balance at September 30	$297.2	$255.9	$297.2	$255.9

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $259.9 million and $223.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively. Approximately $37.3 million and $33.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs, vesting of performance share awards, vesting of restricted stock and the appreciation of the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding will depend on the Company’s stock price for the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$126.2	$94.5	$457.9	$419.6
Weighted average number of common shares outstanding	97.4	97.0	97.2	97.1
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.30	$0.97	$4.71	$4.32
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$126.2	$94.5	$457.9	$419.6
Weighted average number of common shares outstanding	97.4	97.0	97.2	97.1
Dilutive SSARs, performance share awards and restricted stock awards	0.7	1.0	0.9	1.0
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.4	0.4	1.2	0.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	99.5	98.4	99.3	98.6
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.27	$0.96	$4.61	$4.25

SSARs to purchase approximately 0.8 million shares of the Company’s common stock for the three and nine months ended September 30, 2013 and approximately 0.6 million shares of the Company’s common stock for the three and nine months ended September 30, 2012 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

8.    INCOME TAXES

At September 30, 2013 and December 31, 2012, the Company had approximately $122.7 million and $94.5 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2013 and December 31, 2012, the Company had approximately $39.5 million and $23.5 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2013 and December 31, 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $14.0 million and $11.9 million, respectively.
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

The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency contracts. The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. The Company’s most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar, and the Swiss franc in relation to the Euro. When practical, the translation impact is reduced by financing local operations with local borrowings.

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

Cash Flow Hedges

During 2013 and 2012, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net gain (loss) recorded in other comprehensive loss that was reclassified into cost of goods sold during the nine months ended September 30, 2013 and 2012 was approximately $0.4 million and $(5.4) million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2013 range in maturity through December 2014.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2012	$1.1	$0.4	$0.7
Net changes in fair value of derivatives	(0.6)	(0.5)	(0.1)
Net gains reclassified from accumulated other comprehensive loss into income	(0.3)	0.1	(0.4)
Accumulated derivative net gains as of September 30, 2013	$0.2	$—	$0.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The Company had outstanding foreign currency contracts with a notional amount of approximately $119.2 million and $110.3 million as of September 30, 2013 and December 31, 2012, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2013 and 2012, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of September 30, 2013 and December 31, 2012, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,111.6 million and $1,467.0 million, respectively, that were entered into to hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and nine months ended September 30, 2013, the Company recorded a net gain of approximately $21.2 million and $8.8 million, respectively, within “Other expense, net” related to these contracts. For the three and nine months ended September 30, 2012, the Company recorded a net gain of approximately $6.3 million and $7.2 million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of September 30, 2013 (in millions):

	Asset Derivatives As of September 30, 2013		Liability Derivatives As of September 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.2	Other current liabilities	$0.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.8	Other current liabilities	3.2
Total derivative instruments		$13.0		$4.0

The table below sets forth the fair value of derivative instruments as of December 31, 2012 (in millions):

	Asset Derivatives As of December 31, 2012		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.5	Other current liabilities	$—
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	5.5	Other current liabilities	5.1
Total derivative instruments		$7.0		$5.1

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
The following table sets forth changes in stockholders’ equity and temporary equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the nine months ended September 30, 2013 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
Balance, December 31, 2012	$1.0	$1,082.9	$2,843.7	$(479.4)	$33.3	$3,481.5	$16.5
Stock compensation	—	33.9	—	—	—	33.9	—
Issuance of performance award stock	—	(14.7)	—	—	—	(14.7)	—
SSARs exercised	—	(2.1)	—	—	—	(2.1)	—
Distribution to noncontrolling interest	—	—	—	—	(2.6)	(2.6)	—
Comprehensive income:
Net income (loss)	—	—	457.9	—	3.8	461.7	(6.3)
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(74.3)	—	(74.3)	(0.3)
Defined benefit pension plans, net of tax	—	—	—	7.3	—	7.3	—
Unrealized loss on derivatives, net of tax	—	—	—	(0.5)	—	(0.5)	—
Payment of dividends to stockholders	—	—	(29.1)	—	—	(29.1)	—
Purchases and retirement of common stock	—	(1.0)	—	—	—	(1.0)	—
Reclassification from temporary equity - Equity component of convertible senior subordinated notes	—	6.9	—	—	—	6.9	(6.9)
Balance, September 30, 2013	$1.0	$1,105.9	$3,272.5	$(546.9)	$34.5	$3,867.0	$3.0

Total comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest for the three and nine months ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1.0)	$(2.4)	$(2.5)	$(4.2)
Other comprehensive loss:
Foreign currency translation adjustments	(0.1)	(0.1)	(0.3)	(1.5)
Total comprehensive loss	$(1.1)	$(2.5)	$(2.8)	$(5.7)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2013 (in millions):

	Defined Benefit Pension Plans	Deferred Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive (loss) income, December 31, 2012	$(262.9)	$0.7	$(217.2)	$(479.4)
Other comprehensive loss before reclassifications	—	(0.1)	(74.3)	(74.4)
Net losses (gains) reclassified from accumulated other comprehensive loss	7.3	(0.4)	—	6.9
Other comprehensive income (loss), net of reclassification adjustments	7.3	(0.5)	(74.3)	(67.5)
Accumulated other comprehensive (loss) income, September 30, 2013	$(255.6)	$0.2	$(291.5)	$(546.9)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three and nine months ended September 30, 2013 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss(1)
Details about Accumulated Other Comprehensive Loss Components	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected Line Item within the Condensed Consolidated Statements of Operations
Net losses (gains) on cash flow hedges	$1.4	$(0.3)	Cost of goods sold
	(0.2)	(0.1)	Income tax provision
	$1.2	$(0.4)	Net of tax
Defined benefit pension plans
Amortization of net actuarial loss	$3.0	$9.1	(2)
Amortization of prior service cost	0.3	0.8	(2)
	3.3	9.9	Total before taxes
	(0.8)	(2.6)	Income tax provision
	$2.5	$7.3	Net of tax

Net losses reclassified from accumulated other comprehensive loss	$3.7	$6.9
____________________________________

(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 12 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

In July 2012, the Company’s Board of Directors approved a share repurchase program under which the Company is permitted to repurchase up to $50.0 million of its common stock. In the first nine months of 2013, through open market transactions, the Company repurchased 19,510 shares of its common stock for approximately $1.0 million at an average price paid of $49.34 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of September 30, 2013 and December 31, 2012, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of September 30, 2013 and December 31, 2012, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.2 billion and $1.1 billion, respectively.

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.7 million and $18.8 million during the three and nine months ended September 30, 2013, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.8 million and $16.4 million during the three and nine months ended September 30, 2012, respectively.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2013 and December 31, 2012, these retail finance joint ventures had approximately $97.7 million and $100.6 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

12.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2013 and 2012 are set forth below (in millions):

	Three Months Ended September 30,
Pension benefits	2013	2012
Service cost	$4.5	$4.3
Interest cost	9.1	9.8
Expected return on plan assets	(9.7)	(8.9)
Amortization of net actuarial loss	2.9	2.4
Amortization of prior service cost	0.2	0.2
Net periodic pension cost	$7.0	$7.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Three Months Ended September 30,
Postretirement benefits	2013	2012
Interest cost	$0.4	$0.4
Amortization of net actuarial loss	0.1	0.1
Amortization of prior service cost (credit)	0.1	(0.1)
Net periodic postretirement benefit cost	$0.6	$0.4

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2013 and 2012 are set forth below (in millions):

	Nine Months Ended September 30,
Pension benefits	2013	2012
Service cost	$13.7	$12.9
Interest cost	27.4	29.3
Expected return on plan assets	(29.2)	(26.7)
Amortization of net actuarial loss	8.7	7.3
Amortization of prior service cost	0.6	0.6
Net periodic pension cost	$21.2	$23.4

	Nine Months Ended September 30,
Postretirement benefits	2013	2012
Service cost	$0.1	$0.1
Interest cost	1.3	1.2
Amortization of net actuarial loss	0.4	0.3
Amortization of prior service cost (credit)	0.2	(0.2)
Net periodic postretirement benefit cost	$2.0	$1.4

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2012	$(355.2)	$(92.3)	$(262.9)
Amortization of net actuarial loss	9.1	2.2	6.9
Amortization of prior service cost	0.8	0.4	0.4
Accumulated other comprehensive loss as of September 30, 2013	$(345.3)	$(89.7)	$(255.6)

During the nine months ended September 30, 2013, approximately $31.0 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2013 to its defined pension benefit plans will aggregate approximately $40.0 million.
During the nine months ended September 30, 2013, the Company made approximately $1.4 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.8 million of contributions to its postretirement health care and life insurance benefit plans during 2013.

13.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2013 and 2012 and assets as of September 30, 2013 and December 31, 2012 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2013
Net sales	$686.6	$572.3	$1,086.4	$130.6	$2,475.9
Income (loss) from operations	78.1	71.9	98.4	(2.6)	245.8
Depreciation	13.6	5.8	30.9	2.1	52.4
Capital expenditures	25.0	13.5	40.7	10.4	89.6
2012
Net sales	$632.2	$479.9	$1,060.5	$122.4	$2,295.0
Income from operations	60.0	45.0	81.7	3.8	190.5
Depreciation	11.0	5.5	20.9	2.3	39.7
Capital expenditures	20.7	10.4	49.8	3.2	84.1

Nine Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2013
Net sales	$2,099.7	$1,578.0	$3,878.6	$370.9	$7,927.2
Income from operations	271.8	179.9	403.0	2.1	856.8
Depreciation	37.8	18.5	90.9	6.6	153.8
Capital expenditures	52.5	44.1	142.4	24.8	263.8
2012
Net sales	$1,932.1	$1,343.8	$3,667.2	$315.7	$7,258.8
Income from operations	205.9	110.6	387.5	9.8	713.8
Depreciation	30.5	17.0	72.2	5.7	125.4
Capital expenditures	48.2	28.9	149.8	8.3	235.2
Assets
As of September 30, 2013	$1,044.8	$878.0	$2,479.5	$328.5	$4,730.8
As of December 31, 2012	907.4	674.9	2,114.2	295.8	3,992.3

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment income from operations	$245.8	$190.5	$856.8	$713.8
Corporate expenses	(29.5)	(29.8)	(85.5)	(75.5)
Stock compensation	(5.5)	(8.9)	(31.9)	(27.1)
Amortization of intangibles	(11.8)	(12.2)	(35.9)	(36.9)
Consolidated income from operations	$199.0	$139.6	$703.5	$574.3

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	September 30, 2013	December 31, 2012
Segment assets	$4,730.8	$3,992.3
Cash and cash equivalents	620.5	781.3
Receivables from affiliates	124.7	41.5
Investments in affiliates	408.9	390.3
Deferred tax assets, other current and noncurrent assets	696.5	716.9
Intangible assets, net	576.3	607.1
Goodwill	1,176.3	1,192.4
Consolidated total assets	$8,334.0	$7,721.8

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

At September 30, 2013, the Company guaranteed indebtedness owed to third parties of approximately $156.4 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2018. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Legal Claims and Other Matters

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $65.5 million and $59.6 million against its outstanding balance of Brazilian VAT receivable as of September 30, 2013 and December 31, 2012, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

On June 27, 2008, the Republic of Iraq filed a civil action in federal court in the Southern District of New York, Case No. 08 CIV 59617, naming as defendants one of the Company’s French subsidiaries and two of its other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has appealed the decision and the appellate process is ongoing. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

On October 30, 2012, a third-party complaint was filed in federal court in the Southern District of Texas, Case No. 09 CIV 03884, naming as defendants one of the Company’s French subsidiaries and two of its other foreign subsidiaries. Sixty other entities or companies also were named as third-party defendants. The complaint asserts claims against the defendants, certain of which are also third-party plaintiffs, seeking unspecified damages arising from their participation in the Program. The third-party plaintiffs seek contribution from the third-party defendants. The Company’s subsidiaries have filed a motion to dismiss the complaint. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of the action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2013, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $58.9 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2013, we generated net income of $126.2 million, or $1.27 per share, compared to net income of $94.5 million, or $0.96 per share, for the same period in 2012. For the first nine months of 2013, we generated net income of $457.9 million, or $4.61 per share, compared to net income of $419.6 million, or $4.25 per share, for the same period in 2012.

Net sales during the three and nine months ended September 30, 2013 were $2,475.9 million and $7,927.2 million, respectively, which were approximately 7.9% and 9.2% higher than the three and nine months ended September 30, 2012, respectively. For the nine months ended September 30, 2013, we experienced sales growth in all of our geographical segments, which was partially offset by the unfavorable impact of currency translation.

Income from operations for the three months ended September 30, 2013 was $199.0 million compared to $139.6 million for the same period in 2012. Income from operations was $703.5 million for the nine months ended September 30, 2013 compared to $574.3 million for the same period in 2012. The increase in income from operations during the three and nine months ended September 30, 2013 was a result of an increase in net sales as well as improved gross margins resulting from factory efficiency and cost control initiatives, favorable pricing and relatively low levels of material cost inflation. The gross margin improvement was partially offset by higher engineering expenses associated with new product development and engine emission requirements.

Income from operations in our Europe/Africa/Middle East (“EAME”) region increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to higher net sales and improved factory efficiencies, partially offset by higher engineering expenses. In the South American region, income from operations increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to higher sales volumes and the benefit of cost-reduction initiatives. Income from operations in the North America region was higher in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to higher net sales, a favorable sales mix and margin improvement initiatives. Income from operations in our Asia/Pacific region decreased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of increased market development expenses in China, which largely offset the benefit of increased sales in the region.

Industry Unit Retail Sales
In North America, industry unit retail sales of tractors for the first nine months of 2013 increased by approximately 12% compared to the first nine months of 2012, with increases in compact, utility and high horsepower tractors. Industry unit retail sales of combines for the first nine months of 2013 also increased by approximately 12% compared to the first nine months of 2012. High levels of farm income in the row crop segment continued to support equipment demand in the first nine months of 2013.

In Western Europe, industry unit retail sales of tractors and combines decreased approximately 2% and 4%, respectively, for the first nine months of 2013 compared to the first nine months of 2012. Market sales results by country remained mixed during the first nine months of 2013, with weather-related declines experienced in the United Kingdom, Finland and Southern Europe partially offset by moderate market growth in France.

South American industry unit retail sales of tractors and combines in the first nine months of 2013 increased approximately 22% and 50%, respectively, compared to the same periods in 2012, with increases experienced in both Brazil

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

and Argentina. Brazilian farmers have benefited from attractive government financing plans and favorable exchange rates and commodity prices, as well as improved weather conditions in 2013 compared to the first nine months of 2012.

STATEMENTS OF OPERATIONS
Net sales for the three months ended September 30, 2013 were $2,475.9 million compared to $2,295.0 million for the same period in 2012. Net sales for the first nine months of 2013 were $7,927.2 million compared to $7,258.8 million for the same period in 2012. Foreign currency translation negatively impacted net sales by approximately $41.1 million, or 1.8%, in the three months ended September 30, 2013 and by $114.5 million, or 1.6%, during the first nine months of 2013.

The following table sets forth, for the three and nine months ended September 30, 2013, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2013	2012	$	%	$	%
North America	$686.6	$632.2	$54.4	8.6%	$(3.3)	(0.5)%
South America	572.3	479.9	92.4	19.3%	(74.7)	(15.6)%
Europe/Africa/Middle East	1,086.4	1,060.5	25.9	2.4%	42.2	4.0%
Asia/Pacific	130.6	122.4	8.2	6.7%	(5.3)	(4.3)%
	$2,475.9	$2,295.0	$180.9	7.9%	$(41.1)	(1.8)%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2013	2012	$	%	$	%
North America	$2,099.7	$1,932.1	$167.6	8.7%	$(3.7)	(0.2)%
South America	1,578.0	1,343.8	234.2	17.4%	(167.5)	(12.5)%
Europe/Africa/Middle East	3,878.6	3,667.2	211.4	5.8%	62.1	1.7%
Asia/Pacific	370.9	315.7	55.2	17.5%	(5.4)	(1.7)%
	$7,927.2	$7,258.8	$668.4	9.2%	$(114.5)	(1.6)%

Regionally, net sales in North America increased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of elevated levels of farm income, predominantly in the professional farming sector. The most significant increases in net sales were in high horsepower tractors, sprayers and implements. In the EAME region, net sales decreased slightly during the three months ended September 30, 2013 compared to the same period in 2012, excluding the impact of currency translation, due to sales declines in Central and Eastern Europe and the United Kingdom that were partially offset by growth in France and Germany. Net sales increased in the EAME region during the nine months ended September 30, 2013 compared to the same period in 2012 due to growth in the markets of France and Germany. Net sales in South America increased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to improved market conditions in Brazil and Argentina. In the Asia/Pacific region, net sales increased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of sales growth in China, Australia and New Zealand. We estimate that worldwide average price increases were approximately 1.5% and 2% during the three and nine months ended September 30, 2013, respectively. Consolidated net sales of tractors and combines, which comprised approximately 63% and 65% of our net sales in the three and nine months ended September 30, 2013, respectively, increased approximately 7% and 11% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Unit sales of tractors and combines increased approximately 6% and 5% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The difference between the unit sales increase and the increase in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2013		2012
	$	% of Net Sales (1)	$	% of Net Sales
Gross profit	$556.2	22.5%	$491.0	21.4%
Selling, general and administrative expenses	258.1	10.4%	262.8	11.5%
Engineering expenses	87.3	3.5%	76.4	3.3%
Amortization of intangibles	11.8	0.5%	12.2	0.5%
Income from operations	$199.0	8.0%	$139.6	6.1%

	Nine Months Ended September 30,
	2013		2012
	$	% of Net Sales (1)	$	% of Net Sales (1)
Gross profit	$1,799.6	22.7%	$1,595.4	22.0%
Selling, general and administrative expenses	793.5	10.0%	756.7	10.4%
Engineering expenses	266.7	3.4%	227.5	3.1%
Amortization of intangibles	35.9	0.5%	36.9	0.5%
Income from operations	$703.5	8.9%	$574.3	7.9%

(1) Rounding may impact summation of amounts.

Gross profit as a percentage of net sales increased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to a higher sales volume, pricing, low material cost inflation, and purchasing and factory efficiency initiatives. Unit production of tractors and combines increased 7% and 4% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. We recorded approximately $0.4 million and $2.3 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2013, respectively, compared to $0.7 million and $1.9 million for the comparable periods in 2012, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to the net sales increase, which was partially offset by new market expansion expenses. Engineering expenses increased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increased investment levels for new product development and costs to meet new engine emission standards in the United States and Europe. We recorded approximately $5.5 million and $31.9 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2013, respectively, compared to $8.9 million and $27.1 million for the comparable periods in 2012, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Interest expense, net was $14.1 million and $40.2 million for the three and nine months ended September 30, 2013, respectively, compared to $15.8 million and $43.5 million for the comparable periods in 2012, respectively. The decrease in interest expense during the three and nine months ended September 30, 2013 compared to the same periods in 2012 is primarily due to a reduction in the amount of debt outstanding under our revolving credit and term loan facility.

Other expense, net was $11.3 million and $25.2 million for the three and nine months ended September 30, 2013, respectively, compared to $13.8 million and $24.3 million during the same periods in 2012. Other expense, net decreased in the three months ended September 30, 2013 compared to the same period in 2012 due to lower foreign exchange losses in 2013. Other expense, net increased in the nine months ended September 30, 2013 compared to the same period in 2012 due to increased losses on the sale of receivables, which were partially offset by foreign exchange gains. Losses on sales of receivables, related to our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $6.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

million and $18.8 million for the three and nine months ended September 30, 2013, respectively, compared to $5.8 million and $16.4 million for the comparable periods in 2012, respectively.

We recorded an income tax provision of $62.5 million and $219.8 million for the three and nine months ended September 30, 2013, respectively, compared to $30.5 million and $131.0 million for the comparable periods in 2012, respectively. Our effective tax rate was higher in the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of recording a tax provision related to income generated in the United States during 2013. During the first nine months of 2012, no income tax provision was recorded related to income generated in the United States due to previously established valuation allowances against deferred tax assets and net operating loss carryforwards.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $14.1 million and $37.1 million for the three and nine months ended September 30, 2013, respectively, compared to $12.6 million and $39.9 million for the comparable periods in 2012, respectively. The reduction for the nine months ended September 30, 2013 compared to the same period of 2012 was the result of lower income in our manufacturing joint ventures. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

RETAIL FINANCE JOINT VENTURES
Our AGCO Finance retail finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Brazil, Europe, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of September 30, 2013, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was $381.0 million compared to $354.4 million as of December 31, 2012. The total finance portfolio in our retail finance joint ventures was approximately $9.2 billion and $8.3 billion as of September 30, 2013 and December 31, 2012, respectively. The total finance portfolio as of September 30, 2013 included approximately $7.7 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2012 included approximately $7.0 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the nine months ended September 30, 2013, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $37.1 million compared to $35.8 million for the same period in 2012.

The total finance portfolio in our retail finance joint venture in Brazil was approximately $1.9 billion and $2.0 billion as of September 30, 2013 and December 31, 2012, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

•	Our €200.0 million (or approximately $270.4 million as of September 30, 2013) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of a $600.0 million multi-currency revolving credit facility and a $365.0 million term loan facility, which expires in December 2016. As of September 30, 2013, $61.8 million was outstanding under the multi-currency revolving credit facility and $365.0 million was outstanding under the term loan facility (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and Europe. As of September 30, 2013, approximately $1.2 billion of cash had been received under these agreements (see further discussion below).

In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Current Facilities
Our $201.3 million of 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provide for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes are converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest is payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes are convertible into shares of our common stock at an effective price of $40.51 per share, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to our stockholders. The current effective price reflects a conversion rate for the notes of 24.6843 shares of common stock per $1,000 principal amount of notes. Beginning December 19, 2013, we may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest, as well as settle any excess conversion value with shares of our common stock. Holders of the notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus accrued interest, on December 15, 2013, 2016, 2021, 2026 and 2031, as well as settle any excess conversion value with shares of our common stock. Refer to our Form 10-K for the year ended December 31, 2012 for a full description of these notes.

As previously discussed, holders of our 1 1/4% convertible senior subordinated notes may require us to repurchase the notes at a repurchase price of 100% of their principal amount, plus any interest, on December 15, 2013. In addition, holders may convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeds 120% of the conversion price of $40.51 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. As of September 30, 2013, the closing sales price of our common stock had exceeded 120% of the conversion price of the 1 1/4% convertible senior subordinated notes for at least 20 trading days in the 30 consecutive trading days ending September 30, 2013, and, therefore, the holders of the notes may convert the notes during the three months ending December 31, 2013. As of September 30, 2013, we classified the notes as a current liability due to the redemption feature discussed above, as well as the ability of the holders of the notes to convert the notes during the three months ending December 31, 2013. As of December 31, 2012, we classified the notes as a current liability due to the redemption feature of the notes. As of September 30, 2013 and December 31, 2012, we also classified approximately $2.3 million and $9.2 million, respectively, of the equity component of the 1 1/4% convertible senior subordinated notes as “Temporary equity.” The amount classified as “Temporary equity” was measured as the excess of (i) the amount of cash that would be required to be paid upon conversion over (ii) the current carrying amount of the liability-classified component. Due to the redemption feature of the notes, unless converted prior to such date, the notes will be required to be classified as a current liability through at least December 15, 2013. Future classification of the notes between current liabilities and long-term debt beyond December 15, 2013 will be dependent on the closing sales price of our common stock during future quarters, until the fourth quarter of 2015, unless we choose to redeem the notes beginning December 19, 2013. Holders of the notes may convert the notes earlier than December 15, 2013 dependent on the closing sales price of our common stock during the quarters in 2013, as previously discussed.

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

Our revolving credit and term loan facility consists of a $600.0 million multi-currency revolving credit facility and a $365.0 million term loan facility. The maturity date of our credit facility is December 1, 2016. We are required to make quarterly payments towards the term loan of $5.0 million that will increase to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2013, we had $426.8 million of outstanding borrowings under the credit facility and availability to borrow approximately $538.2 million. As of December 31, 2012, we had $465.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $515.0 million.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2013 and
December 31, 2012, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.2 billion and $1.1 billion, respectively.

Our AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2013 and December 31, 2012, these retail finance joint ventures had approximately $97.7 million and $100.6 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows provided by (used in) operating activities were approximately $169.0 million and $(33.2) million for the first nine months of 2013 and 2012, respectively. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,761.9 million in working capital at September 30, 2013, as compared with $1,489.9 million at December 31, 2012 and $1,702.4 million at September 30, 2012. Accounts receivable and inventories, combined, at September 30, 2013 were $736.4 million and $261.6 million higher than at December 31, 2012 and September 30, 2012, respectively. The increase in accounts receivable and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

inventories during the first nine months of 2013 was a result of net sales growth, an increase in production levels and seasonality.

Capital expenditures for the first nine months of 2013 were $263.8 million compared to $235.2 million for the first nine months of 2012. We anticipate that capital expenditures for the full year of 2013 will be in the range of $400.0 million to $425.0 million and will primarily be used to meet new engine emission requirements, support the development and enhancement of new and existing products, improve our factory productivity and establish assembly capabilities in China.

Our debt to capitalization ratio, which is total indebtedness and temporary equity (related to our 1 1/4% convertible senior subordinated notes) divided by the sum of total indebtedness, temporary equity and stockholders’ equity, was 25.1% and 27.1% at September 30, 2013 and December 31, 2012, respectively.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At September 30, 2013, we guaranteed indebtedness owed to third parties of approximately $156.4 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European retail finance joint ventures. In addition, at September 30, 2013 we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,230.8 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk- Foreign Currency Risk Management,” as well as to Notes 9, 11 and 14 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies
As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $65.5 million and $59.6 million against our outstanding balance of Brazilian VAT receivable as of September 30, 2013 and December 31, 2012, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

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

OUTLOOK
Global industry demand is expected to be relatively flat in 2013 compared to 2012 in the markets in which we participate, with growth projected in North and South America and modest declines anticipated for Western Europe. For the full year of 2013, we expect an increase in net sales and net income compared to the full year of 2012. Gross margin improvement achieved through cost reduction and productivity initiatives is expected to be partially offset by increased market expansion expenses as well as higher engineering expenses to meet new engine emission requirements and support new product introductions.

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

FORWARD-LOOKING STATEMENTS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, industry demand, market conditions, general economic outlook, availability of financing, expansion of assembly capabilities, productivity and product development initiatives, engineering and market expansion expenses, margin improvements, compliance with loan covenants, capital expenditures, and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2013 and 2012, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net gain (loss) recorded in other comprehensive loss that was reclassified into cost of goods sold during the nine months ended September 30, 2013 and 2012 was approximately $0.4 million and $(5.4) million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2013 range in maturity through December 2014.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $59.9 million as of September 30, 2013. Using the same sensitivity analysis as of September 30, 2012, the fair value of such instruments would have decreased by approximately $48.7 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the nine months ended September 30, 2013 would have increased, collectively, by approximately $2.5 million.

We had no interest rate swap contracts outstanding during the nine months ended September 30, 2013.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:	November 7, 2013	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)