Form 10-Q
period 2014-06-30
AGCO CORP /DE
filed 2014-08-08
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2014
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
As of July 31, 2014, AGCO Corporation had 93,795,360 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

		Page Numbers

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2014 and 2013	5

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	37

Item 6.	Exhibits	38

SIGNATURES		39
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$323.3	$1,047.2
Accounts and notes receivable, net	1,233.4	940.6
Inventories, net	2,437.9	2,016.1
Deferred tax assets	219.3	241.2
Other current assets	319.7	272.0
Total current assets	4,533.6	4,517.1
Property, plant and equipment, net	1,603.5	1,602.3
Investment in affiliates	448.2	416.1
Deferred tax assets	23.6	24.4
Other assets	128.2	134.6
Intangible assets, net	541.6	565.6
Goodwill	1,190.6	1,178.7
Total assets	$8,469.3	$8,438.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$94.4	$110.5
Convertible senior subordinated notes	151.5	201.2
Accounts payable	948.7	960.3
Accrued expenses	1,375.1	1,389.2
Other current liabilities	221.0	150.8
Total current liabilities	2,790.7	2,812.0
Long-term debt, less current portion	979.2	938.5
Pensions and postretirement health care benefits	234.3	246.4
Deferred tax liabilities	241.8	251.2
Other noncurrent liabilities	160.9	145.9
Total liabilities	4,406.9	4,394.0
Commitments and contingencies (Note 14)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2014 and 2013	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 93,946,186 and 97,362,466 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	0.9	1.0
Additional paid-in capital	823.0	1,117.9
Retained earnings	3,649.2	3,402.0
Accumulated other comprehensive loss	(445.3)	(510.7)
Total AGCO Corporation stockholders’ equity	4,027.8	4,010.2
Noncontrolling interests	34.6	34.6
Total stockholders’ equity	4,062.4	4,044.8
Total liabilities and stockholders’ equity	$8,469.3	$8,438.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2014	2013
Net sales	$2,750.3	$3,048.2
Cost of goods sold	2,118.8	2,337.9
Gross profit	631.5	710.3
Selling, general and administrative expenses	262.3	279.7
Engineering expenses	92.5	91.4
Amortization of intangibles	10.0	12.1
Income from operations	266.7	327.1
Interest expense, net	15.7	13.5
Other expense, net	12.9	10.2
Income before income taxes and equity in net earnings of affiliates	238.1	303.4
Income tax provision	83.2	104.4
Income before equity in net earnings of affiliates	154.9	199.0
Equity in net earnings of affiliates	11.1	14.1
Net income	166.0	213.1
Net loss attributable to noncontrolling interests	2.2	0.6
Net income attributable to AGCO Corporation and subsidiaries	$168.2	$213.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.79	$2.20
Diluted	$1.77	$2.15
Cash dividends declared and paid per common share	$0.11	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	93.9	97.3
Diluted	95.1	99.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2014	2013
Net sales	$5,083.7	$5,451.3
Cost of goods sold	3,937.3	4,207.9
Gross profit	1,146.4	1,243.4
Selling, general and administrative expenses	529.3	535.4
Engineering expenses	174.7	179.4
Amortization of intangibles	20.0	24.1
Income from operations	422.4	504.5
Interest expense, net	29.6	26.1
Other expense, net	24.1	13.9
Income before income taxes and equity in net earnings of affiliates	368.7	464.5
Income tax provision	129.6	157.3
Income before equity in net earnings of affiliates	239.1	307.2
Equity in net earnings of affiliates	26.1	23.0
Net income	265.2	330.2
Net loss attributable to noncontrolling interests	2.6	1.5
Net income attributable to AGCO Corporation and subsidiaries	$267.8	$331.7
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.83	$3.41
Diluted	$2.79	$3.34
Cash dividends declared and paid per common share	$0.22	$0.20
Weighted average number of common and common equivalent shares outstanding:
Basic	94.6	97.2
Diluted	95.9	99.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in millions)

	Three Months Ended June 30,
	2014	2013
Net income	$166.0	$213.1
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	23.1	(98.5)
Defined benefit pension plans, net of tax	1.9	2.4
Unrealized loss on derivatives, net of tax	(1.2)	(2.0)
Other comprehensive income (loss), net of reclassification adjustments	23.8	(98.1)
Comprehensive income	189.8	115.0
Comprehensive loss attributable to noncontrolling interests	2.2	0.9
Comprehensive income attributable to AGCO Corporation and subsidiaries	$192.0	$115.9

	Six Months Ended June 30,
	2014	2013
Net income	$265.2	$330.2
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	61.5	(142.9)
Defined benefit pension plans, net of tax	3.7	4.8
Unrealized loss on derivatives, net of tax	(0.1)	(1.8)
Other comprehensive income (loss), net of reclassification adjustments	65.1	(139.9)
Comprehensive income	330.3	190.3
Comprehensive loss attributable to noncontrolling interests	2.9	1.7
Comprehensive income attributable to AGCO Corporation and subsidiaries	$333.2	$192.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$265.2	$330.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	119.3	101.4
Deferred debt issuance cost amortization	1.8	1.8
Amortization of intangibles	20.0	24.1
Amortization of debt discount	—	4.6
Stock compensation	11.8	28.1
Equity in net earnings of affiliates, net of cash received	(19.6)	(12.2)
Deferred income tax provision	8.6	27.7
Other	2.1	0.1
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(271.4)	(389.8)
Inventories, net	(418.1)	(404.7)
Other current and noncurrent assets	(37.2)	2.9
Accounts payable	12.6	214.9
Accrued expenses	8.6	107.4
Other current and noncurrent liabilities	42.1	28.5
Total adjustments	(519.4)	(265.2)
Net cash (used in) provided by operating activities	(254.2)	65.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(155.5)	(174.2)
Proceeds from sale of property, plant and equipment	1.5	2.2
Purchase of business	(0.1)	(0.1)
Net cash used in investing activities	(154.1)	(172.1)
Cash flows from financing activities:
Purchases and retirement of common stock	(290.0)	(1.0)
Proceeds from debt obligations, net	51.9	91.7
Repurchase or conversion of convertible senior subordinated notes	(49.7)	—
Payment of dividends to stockholders	(20.6)	(19.4)
Payment of minimum tax withholdings on stock compensation	(11.9)	(15.9)
Distribution to noncontrolling interests, net	(2.0)	(2.1)
Payment of debt issuance costs	(1.3)	—
Net cash (used in) provided by financing activities	(323.6)	53.3
Effects of exchange rate changes on cash and cash equivalents	8.0	(46.9)
Decrease in cash and cash equivalents	(723.9)	(100.7)
Cash and cash equivalents, beginning of period	1,047.2	781.3
Cash and cash equivalents, end of period	$323.3	$680.6

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. ASU 2014-09 outlines a comprehensive single revenue recognition model that provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for reporting periods beginning after December 15, 2016 using either a full retrospective or a modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryfoward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit is presented in the financial statements as a liability and is not combined with deferred tax assets. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption was permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s results of operations or financial condition.

2.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$0.3	$1.3	$0.8	$1.9
Selling, general and administrative expenses	5.3	18.5	11.2	26.4
Total stock compensation expense	$5.6	$19.8	$12.0	$28.3

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2014 and 2013 was $53.93 and $50.65, respectively.

During the six months ended June 30, 2014, the Company granted 864,600 awards related to the three-year performance period commencing in 2014 and ending in 2016, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the six months ended June 30, 2014 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,808,519
Shares awarded	864,600
Shares forfeited or unearned	(78,272)
Shares earned	—
Shares awarded but not earned at June 30	3,594,847

As of June 30, 2014, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $40.5 million, and the weighted average period over which it is expected to be recognized is approximately two years.

During the three and six months ended June 30, 2014, the Company recorded stock compensation expense of approximately $1.3 million and $2.6 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. During the three and six months ended June 30, 2013, the Company recorded stock compensation expense of approximately $1.2 million and $2.3 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Weighted average grant-date fair value	$13.13	$22.22
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	5.5
Risk-free interest rate	0.9%	0.8%
Expected volatility	35.7%	50.6%
Expected dividend yield	0.8%	0.8%

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSAR transactions during the six months ended June 30, 2014 were as follows:

SSARs outstanding at January 1	1,094,836
SSARs granted	297,900
SSARs exercised	(12,550)
SSARs canceled or forfeited	(20,181)
SSARs outstanding at June 30	1,360,005
SSAR price ranges per share:
Granted	$55.23
Exercised	21.45-52.94
Canceled or forfeited	21.45-56.98
Weighted average SSAR exercise prices per share:
Granted	$55.23
Exercised	35.97
Canceled or forfeited	52.51
Outstanding at June	48.30

At June 30, 2014, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of June 30, 2014, the total compensation cost related to unvested SSARs not yet recognized was approximately $11.2 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual life by groups of similar price as of June 30, 2014:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 21.45 – $32.01	156,125	1.6	$21.88	154,000	$21.74
$ 33.65 – $43.39	125,525	2.6	$33.88	124,075	$33.76
$ 47.89 – $63.64	1,078,355	5.0	$53.80	378,950	$53.42
	1,360,005			657,025	$42.28

The total fair value of SSARs vested during the six months ended June 30, 2014 was approximately $4.2 million. There were 702,980 SSARs that were not vested as of June 30, 2014. The total intrinsic value of outstanding and exercisable SSARs as of June 30, 2014 was $11.0 million and $9.2 million, respectively. The total intrinsic value of SSARs exercised during the six months ended June 30, 2014 was approximately $0.2 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2014 grant was made on April 24, 2014 and equated to 18,846 shares of common stock, of which 14,907 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the six months ended June 30, 2014 associated with these grants.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of June 30, 2014, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 2.5 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2014 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2013	$118.6	$502.7	$89.1	$14.9	$725.3
Adjustment	—	—	—	(4.8)	(4.8)
Foreign currency translation	0.3	3.7	(0.1)	(0.4)	3.5
Balance as of June 30, 2014	$118.9	$506.4	$89.0	$9.7	$724.0

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2013	$31.0	$160.7	$59.0	$2.7	$253.4
Amortization expense	3.0	15.4	1.5	0.1	20.0
Foreign currency translation	—	2.9	(0.2)	(0.1)	2.6
Balance as of June 30, 2014	$34.0	$179.0	$60.3	$2.7	$276.0

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2013	$93.7
Foreign currency translation	(0.1)
Balance as of June 30, 2014	$93.6

Changes in the carrying amount of goodwill during the six months ended June 30, 2014 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2013	$424.0	$190.7	$506.6	$57.4	$1,178.7
Foreign currency translation	—	12.9	(0.9)	(0.1)	11.9
Balance as of June 30, 2014	$424.0	$203.6	$505.7	$57.3	$1,190.6

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    INDEBTEDNESS

Indebtedness consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
1 1/4% Convertible senior subordinated notes due 2036	$151.5	$201.2
4 1/2% Senior term loan due 2016	273.8	275.0
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility, expiring 2019	355.0	360.0
Other long-term debt	144.8	114.0
	1,225.1	1,250.2
Less: Current portion of long-term debt	(94.4)	(110.5)
1 1/4% Convertible senior subordinated notes due 2036	(151.5)	(201.2)
Total indebtedness, less current portion	$979.2	$938.5

Convertible Senior Subordinated Notes

The carrying amount of the equity component of the Company’s 1 1/4% convertible senior subordinated notes due 2036 was $32.3 million and $54.3 million as of June 30, 2014 and December 31, 2013, respectively. The discount on the liability component of the notes was fully amortized as of December 31, 2013. The interest expense recognized relating to the contractual interest coupon and the amortization of the discount on the liability component for the 1 1/4% convertible senior subordinated notes was approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2014, respectively, and $2.9 million and $5.8 million for the three and six months ended June 30, 2013, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the six months ended June 30, 2013 was 6.1%.

The Company’s 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006, and provided for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes were converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes were unsecured obligations and were convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest was payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes were convertible into shares of the Company’s common stock at an effective price of $40.27 per share as of June 30, 2014, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to the Company’s stockholders. The effective price reflected a conversion rate for the notes of 24.8295 shares of common stock per $1,000 principal amount of notes.

During the six months ended June 30, 2014, holders of the Company’s 1 1/4% convertible senior subordinated notes converted or the Company repurchased approximately $49.7 million of principal amount of the notes. The Company issued 378,087 shares of its common stock associated with the $21.9 million excess conversion value of the notes. The Company reflected the repayment of the principal of the notes totaling $49.7 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014.

Holders of the Company’s 1 1/4% convertible senior subordinated notes had the ability to convert the notes if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeded 120% of the conversion price of $40.27 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In May 2014, the Company announced its election to redeem all of its outstanding 1 1/4% convertible senior subordinated notes with a redemption date of June 20, 2014. Substantially all of the holders of the Company’s notes elected to convert their notes prior to the redemption date. At the end of the required conversion period, in July 2014, holders of the notes converted and the Company paid the remaining principal amount of approximately $151.5 million of the notes. The Company issued 1,059,378 shares of its common stock associated with the $59.1 million excess conversion value of the notes. As a result of the ability of the holders to convert and the subsequent conversions, the Company classified the notes as a current liability as

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

of June 30, 2014. Due to the ability of the holders of the notes to convert the notes during the three months ending March 31, 2014, the Company also classified the notes as a current liability as of December 31, 2013.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $273.8 million as of June 30, 2014) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

Credit Facility

On June 30, 2014, the Company amended and restated its current credit facility agreement, increasing the multi-currency revolving credit facility from $600.0 million to $800.0 million and maintaining its $355.0 million term loan facility. The maturity date of the Company’s credit facility was also extended until June 28, 2019. The Company amended the term loan facility so that it is no longer required to make quarterly payments towards the term loan. Previously, the Company was required to make quarterly payments towards the term loan of $5.0 million that were to increase to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of June 30, 2014, the Company had $355.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $800.0 million. As of December 31, 2013, the Company had $360.0 million of outstanding borrowings under its credit facility and availability to borrow approximately $600.0 million.

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility approximate their fair values based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At June 30, 2014, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $339.8 million and $204.3 million, respectively, compared to their carrying values of $300.0 million and $151.5 million, respectively. At December 31, 2013, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $322.1 million and $290.5 million, respectively, compared to their carrying values of $300.0 million and $201.2 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

insurance coverage. At June 30, 2014 and December 31, 2013, outstanding letters of credit totaled $19.1 million and $16.7 million, respectively.

5.    INVENTORIES

Inventories at June 30, 2014 and December 31, 2013 were as follows (in millions):

	June 30, 2014	December 31, 2013
Finished goods	$958.0	$775.7
Repair and replacement parts	658.9	550.2
Work in process	195.6	109.0
Raw materials	625.4	581.2
Inventories, net	$2,437.9	$2,016.1

6.    PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$305.0	$266.4	$294.9	$256.9
Accruals for warranties issued during the period	43.3	66.2	98.9	109.5
Settlements made (in cash or in kind) during the period	(44.7)	(38.6)	(90.8)	(67.1)
Foreign currency translation	0.3	(0.2)	0.9	(5.5)
Balance at June 30	$303.9	$293.8	$303.9	$293.8

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $262.6 million and $255.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively. Approximately $41.3 million and $39.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs, vesting of performance share awards, and the appreciation of the excess conversion value of the Company’s contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding depended on the Company’s stock price for the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$168.2	$213.7	$267.8	$331.7
Weighted average number of common shares outstanding	93.9	97.3	94.6	97.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$1.79	$2.20	$2.83	$3.41
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$168.2	$213.7	$267.8	$331.7
Weighted average number of common shares outstanding	93.9	97.3	94.6	97.2
Dilutive SSARs and performance share awards	0.2	0.9	0.3	0.9
Weighted average assumed conversion of contingently convertible senior subordinated notes	1.0	1.1	1.0	1.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	95.1	99.3	95.9	99.2
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$1.77	$2.15	$2.79	$3.34

SSARs to purchase approximately 1.1 million shares of the Company’s common stock for the three and six months ended June 30, 2014 and approximately 0.8 million shares of the Company’s common stock for the three and six months ended June 30, 2013 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

8.    INCOME TAXES

At June 30, 2014 and December 31, 2013, the Company had approximately $136.1 million and $122.2 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2014 and December 31, 2013, the Company had approximately $64.6 million and $61.9 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2014 and December 31, 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $17.0 million and $14.4 million, respectively.
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

Cash Flow Hedges

During 2014 and 2013, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net gain recorded in other comprehensive income that was reclassified into cost of goods sold during the six months ended June 30, 2014 and 2013 was approximately $0.0 million and $1.6 million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2014 range in maturity through December 2014.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2014 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2013	$(0.3)	$(0.1)	$(0.2)
Net changes in fair value of derivatives	0.6	0.7	(0.1)
Net gains reclassified from accumulated other comprehensive loss into income	(0.1)	(0.1)	—
Accumulated derivative net losses as of June 30, 2014	$0.2	$0.5	$(0.3)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The Company had outstanding foreign currency contracts with a notional amount of approximately $81.6 million and $50.3 million as of June 30, 2014 and December 31, 2013, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2014 and 2013, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of June 30, 2014 and December 31, 2013, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,094.9 million and $1,288.4 million, respectively, that were entered into to hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and six months ended June 30, 2014, the Company recorded a net gain of approximately $7.7 million and $5.9 million, respectively, within “Other expense, net” related to these contracts. For the three and six months ended June 30, 2013, the Company recorded a net gain (loss) of approximately $0.4 million and $(12.4) million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of June 30, 2014 (in millions):

	Asset Derivatives as of June 30, 2014		Liability Derivatives as of June 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.3	Other current liabilities	$1.4
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	16.7	Other current liabilities	8.2
Total derivative instruments		$18.0		$9.6

The table below sets forth the fair value of derivative instruments as of December 31, 2013 (in millions):

	Asset Derivatives as of December 31, 2013		Liability Derivatives as of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.1
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	13.9	Other current liabilities	5.3
Total derivative instruments		$13.9		$5.4

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

The following table sets forth changes in stockholders’ equity and temporary equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the six months ended June 30, 2014 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
Balance, December 31, 2013	$1.0	$1,117.9	$3,402.0	$(510.7)	$34.6	$4,044.8	$—
Stock compensation	—	11.8	—	—	—	11.8	—
Issuance of performance award stock	—	(11.8)	—	—	—	(11.8)	—
SSARs exercised	—	(0.1)	—	—	—	(0.1)	—
Distribution to noncontrolling interest	—	—	—	—	(2.0)	(2.0)	—
Comprehensive income:
Net income (loss)	—	—	267.8	—	2.0	269.8	(4.6)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	61.8	—	61.8	(0.3)
Defined benefit pension plans, net of tax	—	—	—	3.7	—	3.7	—
Unrealized loss on derivatives, net of tax	—	—	—	(0.1)	—	(0.1)	—
Payment of dividends to stockholders	—	—	(20.6)	—	—	(20.6)	—
Purchases and retirement of common stock	(0.1)	(289.9)	—	—	—	(290.0)	—
Changes in noncontrolling interest	—	(4.9)	—	—	—	(4.9)	4.9
Balance, June 30, 2014	$0.9	$823.0	$3,649.2	$(445.3)	$34.6	$4,062.4	$—

Total comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest for the three and six months ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2.2)	$(0.6)	$(2.6)	$(1.5)
Other comprehensive loss:
Foreign currency translation adjustments	—	(0.3)	(0.3)	(0.2)
Total comprehensive loss	$(2.2)	$(0.9)	$(2.9)	$(1.7)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2014 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2013	$(206.4)	$(0.2)	$(304.1)	$(510.7)
Other comprehensive (loss) gain before reclassifications	—	(0.1)	61.8	61.7
Net losses reclassified from accumulated other comprehensive loss	3.7	—	—	3.7
Other comprehensive income (loss), net of reclassification adjustments	3.7	(0.1)	61.8	65.4
Accumulated other comprehensive loss, June 30, 2014	$(202.7)	$(0.3)	$(242.3)	$(445.3)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three and six months ended June 30, 2014 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss(1)
Details about Accumulated Other Comprehensive Loss Components	Three months ended June 30, 2014	Six months ended June 30, 2014	Affected Line Item within the Condensed Consolidated Statements of Operations
Net gains on cash flow hedges	$(0.2)	$(0.1)	Cost of goods sold
	0.1	0.1	Income tax provision
Reclassification net of tax	$(0.1)	$—

Defined benefit pension plans:
Amortization of net actuarial loss	$2.2	$4.4	(2)
Amortization of prior service cost	0.3	0.5	(2)
Reclassification before tax	2.5	4.9
	(0.6)	(1.2)	Income tax provision
Reclassification net of tax	$1.9	$3.7

Net losses reclassified from accumulated other comprehensive loss	$1.8	$3.7
____________________________________

(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014.
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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the six months ended June 30, 2014, the Company entered into accelerated repurchase agreements (“ASRs”) with a financial institution to repurchase an aggregate of $290.0 million of shares of the Company’s common stock. The Company received approximately 4,178,915 shares during the six months ended June 30, 2014 related to these ASRs. The specific number of shares the Company ultimately repurchased was determined at the completion of the terms of the ASRs based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASRs, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. In July 2014, the Company received an additional 1,210,204 shares of common stock upon final settlement of the ASRs. All shares received under the ASRs were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets. Of the $550.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $241.4 million.

11.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of June 30, 2014 and December 31, 2013, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of June 30, 2014 and December 31, 2013, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.4 billion and $1.3 billion, respectively.

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.7 million and $14.2 million during the three and six months ended June 30, 2014, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.5 million and $12.1 million during the three and six months ended June 30, 2013, respectively.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2014 and December 31, 2013, these retail finance joint ventures had approximately $66.9 million and $68.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2014 and 2013 are set forth below (in millions):

	Three Months Ended June 30,
Pension benefits	2014	2013
Service cost	$4.3	$4.6
Interest cost	9.4	9.1
Expected return on plan assets	(11.2)	(9.7)
Amortization of net actuarial loss	2.2	2.8
Amortization of prior service cost	0.2	0.2
Net periodic pension cost	$4.9	$7.0

	Three Months Ended June 30,
Postretirement benefits	2014	2013
Interest cost	$0.4	$0.5
Amortization of net actuarial loss	—	0.2
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.5	$0.8

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2014 and 2013 are set forth below (in millions):

	Six Months Ended June 30,
Pension benefits	2014	2013
Service cost	$8.6	$9.2
Interest cost	18.8	18.3
Expected return on plan assets	(22.4)	(19.5)
Amortization of net actuarial loss	4.4	5.8
Amortization of prior service cost	0.4	0.4
Net periodic pension cost	$9.8	$14.2

	Six Months Ended June 30,
Postretirement benefits	2014	2013
Service cost	$0.1	$0.1
Interest cost	0.8	0.9
Amortization of net actuarial loss	—	0.3
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$1.0	$1.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2014 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2013	$(279.4)	$(73.0)	$(206.4)
Amortization of net actuarial loss	4.4	1.0	3.4
Amortization of prior service cost	0.5	0.2	0.3
Accumulated other comprehensive loss as of June 30, 2014	$(274.5)	$(71.8)	$(202.7)

During the six months ended June 30, 2014, approximately $23.1 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2014 to its defined pension benefit plans will aggregate approximately $44.3 million.
During the six months ended June 30, 2014, the Company made approximately $0.8 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.9 million of contributions to its postretirement health care and life insurance benefit plans during 2014.

13.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2014 and 2013 and assets as of June 30, 2014 and December 31, 2013 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2014
Net sales	$686.2	$440.2	$1,521.9	$102.0	$2,750.3
Income (loss) from operations	95.5	29.9	188.1	(3.3)	310.2
Depreciation	14.4	6.6	35.3	3.6	59.9
Capital expenditures	11.5	10.2	21.4	11.2	54.3
2013
Net sales	$788.9	$540.0	$1,599.0	$120.3	$3,048.2
Income (loss) from operations	121.6	59.7	204.9	(0.8)	385.4
Depreciation	12.2	6.3	30.5	2.0	51.0
Capital expenditures	12.6	12.6	48.5	6.5	80.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Six Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2014
Net sales	$1,333.7	$793.8	$2,757.8	$198.4	$5,083.7
Income (loss) from operations	151.0	57.8	309.0	(4.6)	513.2
Depreciation	29.4	12.8	70.2	6.9	119.3
Capital expenditures	36.7	16.5	82.1	20.2	155.5
2013
Net sales	$1,413.1	$1,005.7	$2,792.2	$240.3	$5,451.3
Income from operations	193.7	108.0	304.6	4.7	611.0
Depreciation	24.2	12.7	60.0	4.5	101.4
Capital expenditures	27.5	30.6	101.7	14.4	174.2
Assets
As of June 30, 2014	$1,136.3	$909.4	$2,679.5	$405.9	$5,131.1
As of December 31, 2013	1,002.8	773.5	2,368.9	289.5	4,434.7

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment income from operations	$310.2	$385.4	$513.2	$611.0
Corporate expenses	(28.2)	(27.7)	(59.6)	(56.0)
Stock compensation expense	(5.3)	(18.5)	(11.2)	(26.4)
Amortization of intangibles	(10.0)	(12.1)	(20.0)	(24.1)
Consolidated income from operations	$266.7	$327.1	$422.4	$504.5

	June 30, 2014	December 31, 2013
Segment assets	$5,131.1	$4,434.7
Cash and cash equivalents	323.3	1,047.2
Receivables from affiliates	143.7	124.3
Investments in affiliates	448.2	416.1
Deferred tax assets, other current and noncurrent assets	690.8	672.2
Intangible assets, net	541.6	565.6
Goodwill	1,190.6	1,178.7
Consolidated total assets	$8,469.3	$8,438.8

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

At June 30, 2014, the Company guaranteed indebtedness owed to third parties of approximately $164.5 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2019. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Legal Claims and Other Matters

As a result of Brazilian tax legislative changes impacting value added taxes (“VAT”), the Company recorded a reserve of approximately $69.0 million and $62.8 million against its outstanding balance of Brazilian VAT receivable as of June 30, 2014 and December 31, 2013, respectively, due to the uncertainty as to the Company’s ability to collect the amounts outstanding.

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

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2014, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $59.5 million).

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

15.    SUBSEQUENT EVENT

On August 1, 2014, the Company acquired Intersystems Holdings, Inc. (“Intersystems”) for approximately $130.0 million, net of cash acquired of approximately $3.7 million. Intersystems is located in Omaha, Nebraska and designs and manufactures bulk material handling equipment, industrial sampling equipment, micro batch weighing devices and conveying systems, primarily for the agricultural, biofuels, and food and feed processing industries. The Company will allocate the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired assets of Intersystems consist primarily of accounts receivable, property, plant and equipment, inventories, goodwill and other identifiable intangible assets. The liabilities assumed consist of accounts payable and accrued expenses. The goodwill recorded will be reported within the Company’s North American geographical reportable segment.

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

RESULTS OF OPERATIONS
For the three months ended June 30, 2014, we generated net income of $168.2 million, or $1.77 per share, compared to net income of $213.7 million, or $2.15 per share, for the same period in 2013. For the first six months of 2014, we generated net income of $267.8 million, or $2.79 per share, compared to net income of $331.7 million, or $3.34 per share, for the same period in 2013.

Net sales during the three and six months ended June 30, 2014 were $2,750.3 million and $5,083.7 million, respectively, which were approximately 9.8% and 6.7% lower than the three and six months ended June 30, 2013, respectively, due to softer market conditions.

Income from operations for the three months ended June 30, 2014 was $266.7 million compared to $327.1 million for the same period in 2013. Income from operations was $422.4 million for the six months ended June 30, 2014 compared to $504.5 million for the same period in 2013. The decrease in income from operations for the three and six months was primarily a result of lower sales and production levels and a weaker product mix, partially offset by pricing, material cost containment actions and improved factory productivity.

Income from operations in our Europe/Africa/Middle East (“EAME”) region decreased in the three months ended June 30, 2014 and improved slightly during the first six months of 2014 compared to the same periods in 2013. Improved labor productivity and the benefit of cost reduction initiatives were largely offset by lower sales and production levels. In the South American region, income from operations decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to lower net sales and production volumes as well as material cost inflation. Lower sales and production volumes contributed to the decline in income from operations in the North American region during the the three and six months ended June 30, 2014 as compared to the same periods in 2013. Income from operations in our Asia/Pacific region decreased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to lower net sales and increased expenses associated with our new factory in China.

Industry Unit Retail Sales
Favorable growing conditions and forecasts for strong yields and crop production in 2014 has resulted in lower prices of all major commodities. With prospects for lower farm income impacting farmer sentiment, industry demand has softened in all the major agricultural equipment markets during the first six months of 2014 compared to the first six months of 2013.

In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2014 decreased by approximately 2% compared to the first six months of 2013. Industry unit retail sales of combines for the first six months of 2014 decreased by approximately 15% compared to the first six months of 2013. The most significant declines were experienced in the row crop sector impacting demand for high horsepower tractors and combines and were partially offset by higher industry sales in lower horsepower tractors due to improved economics for dairy and livestock producers.

In Western Europe, industry unit retail sales of tractors for the first six months of 2014 decreased by approximately 6% compared to the first six months of 2013. Industry unit retail sales of combines for the first six months of 2014 decreased by approximately 4% compared to the first six months of 2013. Market results by country remained mixed during the first six months of 2014, with declines in the key markets of France and Germany partially offset by improved demand in the United Kingdom and Spain.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

South American industry unit retail sales of tractors in the first six months of 2014 decreased approximately 18% compared to the same period in 2013. Industry unit retail sales of combines for the first six months of 2014 decreased by approximately 25% compared to the first six months of 2013. The decline was most pronounced in Brazil due to delayed funding for the government subsidized financing program and weak conditions in the sugarcane sector that negatively impacted demand.

STATEMENTS OF OPERATIONS
Net sales for the three months ended June 30, 2014 were $2,750.3 million compared to $3,048.2 million for the same period in 2013. Net sales for the first six months of 2014 were $5,083.7 million compared to $5,451.3 million for the same period in 2013. Foreign currency translation positively impacted net sales by approximately $9.3 million, or 0.3%, in the three months ended June 30, 2014 and negatively impacted sales by $40.0 million, or 0.7%, during the six months ended June 30, 2014.

The following table sets forth, for the three and six months ended June 30, 2014, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2014	2013	$	%	$	%
North America	$686.2	$788.9	$(102.7)	(13.0)%	$(6.3)	(0.8)%
South America	440.2	540.0	(99.8)	(18.5)%	(42.0)	(7.8)%
Europe/Africa/Middle East	1,521.9	1,599.0	(77.1)	(4.8)%	59.9	3.8%
Asia/Pacific	102.0	120.3	(18.3)	(15.2)%	(2.3)	(1.9)%
	$2,750.3	$3,048.2	$(297.9)	(9.8)%	$9.3	0.3%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2014	2013	$	%	$	%
North America	$1,333.7	$1,413.1	$(79.4)	(5.6)%	$(15.8)	(1.1)%
South America	793.8	1,005.7	(211.9)	(21.1)%	(110.8)	(11.0)%
Europe/Africa/Middle East	2,757.8	2,792.2	(34.4)	(1.2)%	92.6	3.3%
Asia/Pacific	198.4	240.3	(41.9)	(17.4)%	(6.0)	(2.5)%
	$5,083.7	$5,451.3	$(367.6)	(6.7)%	$(40.0)	(0.7)%

Regionally, net sales in North America decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013, excluding the unfavorable impact of currency translation. Decreases in sales of high horsepower tractors and implements were partially offset by sales growth in lower horsepower tractors, sprayers and grain storage equipment. In the EAME region, net sales decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013, excluding the positive impact of currency translation. Sales declines in France and Germany were slightly offset by sales growth in Africa, the United Kingdom and Turkey. Net sales in South America decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to lower sales volumes across all South American markets, particularly in Brazil, as well as the negative impact of currency translation. In the Asia/Pacific region, net sales decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily driven by declines in China and East Asia. We estimate the worldwide average price increase was approximately 1.5% during both the three and six months ended June 30, 2014. Consolidated net sales of tractors and combines, which comprised approximately 62% and 63% of our net sales in the three and six months ended June 30, 2014, respectively, decreased approximately 15% and 11% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Unit sales of tractors and combines decreased approximately 13% and 11% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2014		2013
	$	% of Net Sales	$	% of Net Sales
Gross profit	$631.5	23.0%	$710.3	23.3%
Selling, general and administrative expenses	262.3	9.5%	279.7	9.2%
Engineering expenses	92.5	3.4%	91.4	3.0%
Amortization of intangibles	10.0	0.4%	12.1	0.4%
Income from operations	$266.7	9.7%	$327.1	10.7%

	Six Months Ended June 30,
	2014		2013
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$1,146.4	22.6%	$1,243.4	22.8%
Selling, general and administrative expenses	529.3	10.4%	535.4	9.8%
Engineering expenses	174.7	3.4%	179.4	3.3%
Amortization of intangibles	20.0	0.4%	24.1	0.4%
Income from operations	$422.4	8.3%	$504.5	9.3%
____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales was relatively flat for the three and six months ended June 30, 2014 compared to the same periods in 2013. Lower sales and production levels and a weaker product mix were largely offset by improved labor productivity and material cost containment measures. Unit production of tractors and combines decreased 19% and 15%, respectively, during the three and six months ended June 30, 2014 compared to the same periods in 2013. We recorded approximately $0.3 million and $0.8 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2014, respectively, compared to $1.3 million and $1.9 million for the comparable periods in 2013, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to the decline in net sales. Engineering expenses increased slightly as a percentage of net sales during the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to lower net sales. We recorded approximately $5.3 million and $11.2 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2014, respectively, compared to $18.5 million and $26.4 million for the comparable periods in 2013, respectively, as is more fully explained in Note 2 to our Condensed Consolidated Financial Statements.

Interest expense, net was $15.7 million and $29.6 million for the three and six months ended June 30, 2014, respectively, compared to $13.5 million and $26.1 million for the comparable periods in 2013, respectively. The increase was primarily due to lower interest income.

Other expense, net was $12.9 million and $24.1 million for the three and six months ended June 30, 2014, respectively, compared to $10.2 million and $13.9 million during the same periods in 2013, respectively, due to increased losses on the sale of receivables and foreign exchange losses. Losses on sales of receivables, related to our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $6.7 million and $14.2 million for the three and six months ended June 30, 2014, respectively, compared to $6.5 million and $12.1 million for the comparable periods in 2013, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

We recorded an income tax provision of $83.2 million and $129.6 million for the three and six months ended June 30, 2014, respectively, compared to $104.4 million and $157.3 million for the comparable periods in 2013, respectively. Our effective tax rate was slightly higher during the three and six months ended June 30, 2014 compared to the same periods in 2013.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $11.1 million and $26.1 million for the three and six months ended June 30, 2014, respectively, compared to $14.1 million and $23.0 million for the comparable periods in 2013. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

RETAIL FINANCE JOINT VENTURES
Our AGCO Finance retail finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Brazil, Europe, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of June 30, 2014, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was $422.3 million compared to $390.2 million as of December 31, 2013. The total finance portfolio in our retail finance joint ventures was approximately $10.0 billion and $9.4 billion as of June 30, 2014 and December 31, 2013, respectively. The total finance portfolio as of June 30, 2014 included approximately $8.2 billion of retail receivables and $1.8 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2013 included approximately $7.8 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the six months ended June 30, 2014, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $24.4 million compared to $24.2 million for the same period in 2013.

The total finance portfolio in our retail finance joint venture in Brazil was approximately $1.9 billion and $1.8 billion as of June 30, 2014 and December 31, 2013, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our €200.0 million (or approximately $273.8 million as of June 30, 2014) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our new revolving credit and term loan facility, consisting of a $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility, which expires in June 2019. As of June 30, 2014, no amounts were outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and Europe. As of June 30, 2014, approximately $1.4 billion of cash had been received under these agreements (see further discussion below).

•	Our $151.5 million of 1 1/4% convertible senior subordinated notes, which would have matured in 2036, were all converted by the holders of the notes by July 2014 (see further discussion below).

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

On June 30, 2014, we amended and restated our current credit facility agreement, increasing the multi-currency revolving credit facility from $600.0 million to $800.0 million and maintaining our $355.0 million term loan facility. The maturity date of our credit facility was also extended until June 28, 2019. We are not required to make quarterly payments towards the term loan. Previously, we were required to make quarterly payments towards the term loan of $5.0 million that were to increase to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of June 30, 2014, we had $355.0 million of outstanding borrowings under the credit facility and availability to borrow

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

approximately $800.0 million. As of December 31, 2013, we had $360.0 million of outstanding borrowings under our credit facility and availability to borrow approximately $600.0 million.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2014 and December 31, 2013, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.4 billion and $1.3 billion, respectively.

Our AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of June 30, 2014 and December 31, 2013, these retail finance joint ventures had approximately $66.9 million and $68.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Our 1 1/4% convertible senior subordinated notes due December 15, 2036, issued in December 2006, provided for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes were converted in connection with certain change of control transactions occurring prior to December 15, 2013. Interest was payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The notes were convertible into shares of our common stock at an effective price of $40.27 per share as of June 30, 2014, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to our stockholders. The effective price reflected a conversion rate for the notes of 24.8295 shares of common stock per $1,000 principal amount of notes.

During the six months ended June 30, 2014, holders of our 1 1/4% convertible senior subordinated notes converted or we repurchased approximately $49.7 million of principal amount of the notes. We issued 378,087 shares of our common stock associated with the $21.9 million excess conversion value of the notes. We reflected the repayment of the principal of the notes totaling $49.7 million within “Repurchase or conversion of convertible senior subordinated notes” within our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014.

Holders of our 1 1/4% convertible senior subordinated notes had the ability to convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeded 120% of the conversion price of $40.27 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In May 2014, we announced our election to redeem all of our outstanding 1 1/4% convertible senior subordinated notes with a redemption date of June 20, 2014. Substantially all of the holders of the notes elected to convert their notes prior to the redemption date. At the end of the required conversion period, in July 2014, holders of our 1 1/4% convertible senior subordinated notes converted and we paid the remaining principal amount of approximately $151.5 million of the notes. We issued 1,059,378 shares of our common stock associated with the $59.1 million excess conversion value of the notes.

The 1 1/4% convertible senior subordinated notes impacted the diluted weighted average shares outstanding which was dependent on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 4 and 7 of our Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows

Cash flows used in operating activities were approximately $254.2 million for the first six months of 2014 compared to cash flows provided by operating activities of $65.0 million for the first six months of 2013. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,742.9 million in working capital at June 30, 2014, as compared with $1,705.1 million at December 31, 2013 and $1,741.9 million at June 30, 2013. Accounts receivable and inventories, combined, at June 30, 2014 were $714.6 million and $342.2 million higher than at December 31, 2013 and June 30, 2013, respectively. The increase in accounts receivable and inventories during the first six months of 2014 was a result of softer order volumes across all markets, higher replacement parts inventory to support seasonal requirements, an increase in inventory levels in part to support the transition of production to Tier 4 emission complaint products, and seasonality.

Capital expenditures for the first six months of 2014 were $155.5 million compared to $174.2 million for the first six months of 2013. We anticipate that capital expenditures for the full year of 2014 will be approximately $400.0 million and will primarily be used to meet new engine emission requirements, support the development and enhancement of new and existing products, and establish assembly capabilities in China.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 23.2% and 23.6% at June 30, 2014 and December 31, 2013, respectively.

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

During the six months ended June 30, 2014, the Company entered into accelerated repurchase agreements (“ASRs”) with a financial institution to repurchase an aggregate of $290.0 million of shares of the Company’s common stock.  The Company received approximately 4,178,915 shares during the six months ended June 30, 2014 related to these ASRs. The specific number of shares the Company ultimately repurchased was determined at the completion of the terms of the ASRs based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASRs, the Company was entitled to receive additional shares of common stock or, under certain circumstances, was required to remit a settlement amount. In July 2014, the Company received an additional 1,210,204 shares of common stock upon final settlement of the ASRs. All shares received under the ASRs were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets. Of the $550.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $241.4 million.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At June 30, 2014, we guaranteed indebtedness owed to third parties of approximately $164.5 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European retail finance joint ventures. In addition, at June 30, 2014, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,176.5 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk- Foreign Currency Risk Management,” as well as to Notes 9, 11 and 14 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies
As a result of Brazilian tax legislation impacting value added taxes (“VAT”), we have recorded a reserve of approximately $69.0 million and $62.8 million against our outstanding balance of Brazilian VAT receivable as of June 30, 2014 and December 31, 2013, respectively, due to the uncertainty as to our ability to collect the amounts outstanding.

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

OUTLOOK
Worldwide industry demand is expected to decline in 2014 compared to 2013. Based on their current levels, lower commodity prices in 2014 are expected to result in reduced farm income and weaker industry demand across the developed agricultural equipment markets. Our net sales in 2014 are expected to be lower compared to 2013, primarily due to the impact of the projected industry declines. Gross margins in 2014 are expected to be relatively flat compared to 2013, primarily due to the benefit of pricing and cost reduction initiatives which are anticipated to offset the negative impact of lower sales and production volumes and weaker product mix.

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

FORWARD-LOOKING STATEMENTS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, industry demand, market conditions, commodity prices, farm incomes, general economic outlook, availability of financing, expansion of assembly capabilities, product development and cost reduction initiatives, engineering expenses, pricing, market share, gross margins, compliance with loan covenants, capital expenditures, and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2014 and 2013, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net gain recorded in other comprehensive income that was reclassified into cost of goods sold during the six months ended June 30, 2014 and 2013 was approximately $0.0 million and $1.6 million, respectively, on an after-tax basis. The outstanding contracts as of June 30, 2014 range in maturity through December 2014.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $15.4 million as of June 30, 2014. Using the same sensitivity analysis as of June 30, 2013, the fair value of such instruments would have decreased by approximately $55.6 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the six months ended June 30, 2014 would have increased, collectively, by approximately $2.6 million.

We had no interest rate swap contracts outstanding during the six months ended June 30, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 14 to our Condensed Consolidated Financial Statements.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1
Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among AGCO Corporation, certain of its subsidiaries and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, and the other lenders named therein.
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

Date:	August 8, 2014	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)