Form 10-Q
period 2014-09-30
AGCO CORP /DE
filed 2014-11-07
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2014
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
As of October 31, 2014, AGCO Corporation had 91,978,375 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$320.9	$1,047.2
Accounts and notes receivable, net	1,083.6	940.6
Inventories, net	2,315.1	2,016.1
Deferred tax assets	225.7	241.2
Other current assets	260.1	272.0
Total current assets	4,205.4	4,517.1
Property, plant and equipment, net	1,525.3	1,602.3
Investment in affiliates	432.2	416.1
Deferred tax assets	22.0	24.4
Other assets	132.9	134.6
Intangible assets, net	569.6	565.6
Goodwill	1,226.5	1,178.7
Total assets	$8,113.9	$8,438.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$88.4	$110.5
Convertible senior subordinated notes	—	201.2
Accounts payable	819.5	960.3
Accrued expenses	1,227.7	1,389.2
Other current liabilities	228.0	150.8
Total current liabilities	2,363.6	2,812.0
Long-term debt, less current portion	1,332.8	938.5
Pensions and postretirement health care benefits	215.5	246.4
Deferred tax liabilities	251.8	251.2
Other noncurrent liabilities	156.9	145.9
Total liabilities	4,320.6	4,394.0
Commitments and contingencies (Note 15)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2014 and 2013	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 92,747,138 and 97,362,466 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	0.9	1.0
Additional paid-in capital	742.5	1,117.9
Retained earnings	3,703.9	3,402.0
Accumulated other comprehensive loss	(687.4)	(510.7)
Total AGCO Corporation stockholders’ equity	3,759.9	4,010.2
Noncontrolling interests	33.4	34.6
Total stockholders’ equity	3,793.3	4,044.8
Total liabilities and stockholders’ equity	$8,113.9	$8,438.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2014	2013
Net sales	$2,154.8	$2,475.9
Cost of goods sold	1,732.9	1,919.7
Gross profit	421.9	556.2
Selling, general and administrative expenses	221.7	258.1
Engineering expenses	78.2	87.3
Restructuring and other infrequent expenses	2.9	—
Amortization of intangibles	10.4	11.8
Income from operations	108.7	199.0
Interest expense, net	13.9	14.1
Other expense, net	10.1	11.3
Income before income taxes and equity in net earnings of affiliates	84.7	173.6
Income tax provision	34.2	62.5
Income before equity in net earnings of affiliates	50.5	111.1
Equity in net earnings of affiliates	12.0	14.1
Net income	62.5	125.2
Net loss attributable to noncontrolling interests	2.5	1.0
Net income attributable to AGCO Corporation and subsidiaries	$65.0	$126.2
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.70	$1.30
Diluted	$0.69	$1.27
Cash dividends declared and paid per common share	$0.11	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	93.5	97.4
Diluted	93.8	99.5

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2014	2013
Net sales	$7,238.5	$7,927.2
Cost of goods sold	5,670.2	6,127.6
Gross profit	1,568.3	1,799.6
Selling, general and administrative expenses	751.0	793.5
Engineering expenses	252.9	266.7
Restructuring and other infrequent expenses	2.9	—
Amortization of intangibles	30.4	35.9
Income from operations	531.1	703.5
Interest expense, net	43.5	40.2
Other expense, net	34.2	25.2
Income before income taxes and equity in net earnings of affiliates	453.4	638.1
Income tax provision	163.8	219.8
Income before equity in net earnings of affiliates	289.6	418.3
Equity in net earnings of affiliates	38.1	37.1
Net income	327.7	455.4
Net loss attributable to noncontrolling interests	5.1	2.5
Net income attributable to AGCO Corporation and subsidiaries	$332.8	$457.9
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.53	$4.71
Diluted	$3.50	$4.61
Cash dividends declared and paid per common share	$0.33	$0.30
Weighted average number of common and common equivalent shares outstanding:
Basic	94.2	97.2
Diluted	95.2	99.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2014	2013
Net income	$62.5	$125.2
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(243.0)	68.3
Defined benefit pension plans, net of tax	1.9	2.5
Unrealized (loss) gain on derivatives, net of tax	(1.0)	1.3
Other comprehensive (loss) income, net of reclassification adjustments	(242.1)	72.1
Comprehensive (loss) income	(179.6)	197.3
Comprehensive loss attributable to noncontrolling interests	2.5	1.1
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(177.1)	$198.4

	Nine Months Ended September 30,
	2014	2013
Net income	$327.7	$455.4
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(181.5)	(74.6)
Defined benefit pension plans, net of tax	5.6	7.3
Unrealized loss on derivatives, net of tax	(1.1)	(0.5)
Other comprehensive loss, net of reclassification adjustments	(177.0)	(67.8)
Comprehensive income	150.7	387.6
Comprehensive loss attributable to noncontrolling interests	5.4	2.8
Comprehensive income attributable to AGCO Corporation and subsidiaries	$156.1	$390.4

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$327.7	$455.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	180.4	153.8
Deferred debt issuance cost amortization	2.2	2.6
Amortization of intangibles	30.4	35.9
Amortization of debt discount	—	6.9
Stock compensation	(11.0)	33.9
Equity in net earnings of affiliates, net of cash received	(28.6)	(22.5)
Deferred income tax provision	1.7	28.1
Other	2.3	0.2
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(151.4)	(245.5)
Inventories, net	(422.7)	(507.9)
Other current and noncurrent assets	(0.8)	(22.8)
Accounts payable	(74.7)	95.3
Accrued expenses	(96.9)	98.0
Other current and noncurrent liabilities	26.1	57.6
Total adjustments	(543.0)	(286.4)
Net cash (used in) provided by operating activities	(215.3)	169.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(229.3)	(263.8)
Proceeds from sale of property, plant and equipment	2.2	2.9
Purchase of business, net of cash acquired	(130.4)	(0.1)
Sale of (investment in) unconsolidated affiliates, net	—	0.1
Net cash used in investing activities	(357.5)	(260.9)
Cash flows from financing activities:
Purchases and retirement of common stock	(340.9)	(1.0)
Proceeds from debt obligations, net	450.6	4.1
Repurchase or conversion of convertible senior subordinated notes	(201.2)	—
Payment of dividends to stockholders	(30.9)	(29.1)
Payment of minimum tax withholdings on stock compensation	(11.9)	(16.3)
Purchase of or distribution to noncontrolling interests	(6.1)	(2.6)
Payment of debt issuance costs	(1.3)	—
Net cash used in financing activities	(141.7)	(44.9)
Effects of exchange rate changes on cash and cash equivalents	(11.8)	(24.0)
Decrease in cash and cash equivalents	(726.3)	(160.8)
Cash and cash equivalents, beginning of period	1,047.2	781.3
Cash and cash equivalents, end of period	$320.9	$620.5

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. ASU 2014-09 outlines a comprehensive, single revenue recognition model that provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for reporting periods beginning after December 15, 2016 using either a full retrospective or a modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryfoward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit is presented in the financial statements as a liability and is not combined with deferred tax assets. The standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Early adoption was permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s results of operations or financial condition.

2.    ACQUISITIONS

On September 11, 2014, the Company acquired the remaining 39% interest of Santal Equipamentos S.A. Comércio e Indústria (“Santal”) for approximately R$9.0 million (or approximately $3.7 million). Santal is headquartered in Ribeirão Preto, Brazil, and manufactures and distributes sugar cane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. Due to the fact that the Company and the seller each had a call option and put option, respectively, with varying dates with respect to the remaining 39% interest in Santal, the fair value of the redeemable noncontrolling interest had been recorded within “Temporary equity” in the Company’s Condensed Consolidated Balance Sheets. The acquisition of the remaining interest was funded with available cash on hand. The redemption and related amounts settled were reflected in “Additional paid-in capital” in the Company’s Condensed Consolidated Balance Sheets.

On August 1, 2014, the Company acquired Intersystems Holdings, Inc. (“Intersystems”) for approximately $134.4 million, net of cash acquired of approximately $4.1 million (or approximately $130.3 million, net). Intersystems, headquartered in Omaha, Nebraska, designs and manufactures commercial material handling solutions, primarily for the agricultural, biofuels and food and feed processing industries. The acquisition was financed with available cash on hand and the Company’s credit

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

facility (Note 5). The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets consisted primarily of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment and customer relationship, technology and trademark intangible assets. The Company recorded approximately $46.3 million of customer relationship, technology and trademark identifiable intangible assets and approximately $89.6 million of goodwill associated with the acquisition. The goodwill recorded was reported within the Company’s North American geographical reportable segment.

The acquired other identifiable intangible assets of Intersystems as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$28.0	15	years
Technology	11.3	15	years
Trademarks	7.0	16	years
	$46.3

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation (credit) expense as follows for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$(1.8)	$0.4	$(1.0)	$2.3
Selling, general and administrative expenses	(21.0)	5.5	(9.8)	31.9
Total stock compensation (credit) expense	$(22.8)	$5.9	$(10.8)	$34.2

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2014 and 2013 was $53.87 and $51.01, respectively.

During the nine months ended September 30, 2014, the Company granted 887,198 awards related to the three-year performance period commencing in 2014 and ending in 2016, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2014 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,808,519
Shares awarded	887,198
Shares forfeited or unearned	(123,260)
Shares earned	—
Shares awarded but not earned at September 30	3,572,457

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

As of September 30, 2014, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $3.5 million, and the weighted average period over which it is expected to be recognized is approximately one year.

During the three and nine months ended September 30, 2014, the Company recorded stock compensation expense of approximately $1.3 million and $3.9 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. During the three and nine months ended September 30, 2013, the Company recorded stock compensation expense of approximately $1.1 million and $3.4 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option pricing model were as follows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Weighted average grant-date fair value	$13.11	$22.40
Weighted average assumptions under Black-Scholes option pricing model:
Expected life of awards (years)	3.0	5.5
Risk-free interest rate	0.9%	0.8%
Expected volatility	35.7%	50.5%
Expected dividend yield	0.8%	0.8%

SSAR transactions during the nine months ended September 30, 2014 were as follows:

SSARs outstanding at January 1	1,094,836
SSARs granted	301,400
SSARs exercised	(15,550)
SSARs canceled or forfeited	(20,631)
SSARs outstanding at September 30	1,360,055
SSAR price ranges per share:
Granted	$52.85-55.23
Exercised	21.45-52.94
Canceled or forfeited	21.45-56.98
Weighted average SSAR exercise prices per share:
Granted	$55.20
Exercised	33.17
Canceled or forfeited	52.77
Outstanding at September	48.36

At September 30, 2014, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of September 30, 2014, the total compensation cost related to unvested SSARs not yet recognized was approximately $10.0 million and the weighted-average period over which it is expected to be recognized is approximately two years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual life by groups of similar price as of September 30, 2014:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$21.45 – $32.01	153,125	1.4	$21.89	153,125	$21.89
$33.65 – $43.39	125,525	2.4	$33.88	124,075	$33.76
$47.89 – $63.64	1,081,405	4.8	$53.79	390,848	$53.45
	1,360,055			668,048	$42.56

The total fair value of SSARs vested during the nine months ended September 30, 2014 was approximately $4.4 million. There were 692,007 SSARs that were not vested as of September 30, 2014. The total intrinsic value of both outstanding and exercisable SSARs as of September 30, 2014 was $5.1 million. The total intrinsic value of SSARs exercised during the nine months ended September 30, 2014 was approximately $0.3 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The shares are restricted as to transferability for a period of three years. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2014 grant was made on April 24, 2014 and equated to 18,846 shares of common stock, of which 14,907 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the nine months ended September 30, 2014 associated with these grants.

As of September 30, 2014, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 2.5 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2014 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2013	$118.6	$502.7	$89.1	$14.9	$725.3
Acquisition	7.0	28.0	11.3	—	46.3
Adjustment	—	—	—	(4.8)	(4.8)
Foreign currency translation	(1.1)	(8.4)	(4.2)	(0.3)	(14.0)
Balance as of September 30, 2014	$124.5	$522.3	$96.2	$9.8	$752.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2013	$31.0	$160.7	$59.0	$2.7	$253.4
Amortization expense	4.6	23.4	2.3	0.1	30.4
Foreign currency translation	(0.4)	(5.5)	(4.1)	(0.1)	(10.1)
Balance as of September 30, 2014	$35.2	$178.6	$57.2	$2.7	$273.7

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2013	$93.7
Foreign currency translation	(3.2)
Balance as of September 30, 2014	$90.5
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2014 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2013	$424.0	$190.7	$506.6	$57.4	$1,178.7
Acquisition	89.6	—	—	—	89.6
Foreign currency translation	—	(6.4)	(35.0)	(0.4)	(41.8)
Balance as of September 30, 2014	$513.6	$184.3	$471.6	$57.0	$1,226.5

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

5.    INDEBTEDNESS

Indebtedness consisted of the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
1 1/4% Convertible senior subordinated notes due 2036	$—	$201.2
4 1/2% Senior term loan due 2016	252.6	275.0
5 7/8% Senior notes due 2021	300.0	300.0
Credit facility, expiring 2019	735.0	360.0
Other long-term debt	133.6	114.0
	1,421.2	1,250.2
Less: Current portion of long-term debt	(88.4)	(110.5)
1 1/4% Convertible senior subordinated notes due 2036	—	(201.2)
Total indebtedness, less current portion	$1,332.8	$938.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Convertible Senior Subordinated Notes

The Company’s 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006 and provided for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes were converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes were unsecured obligations and were convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest was payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. Holders of the Company’s 1¼% convertible senior subordinated notes had the ability to convert the notes if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The notes were convertible into shares of the Company’s common stock at an effective price of $40.27 per share as of June 30, 2014, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to the Company’s stockholders. The effective price reflected a conversion rate for the notes of 24.8295 shares of common stock per $1,000 principal amount of notes.

The carrying amount of the equity component of the Company’s 1 1/4% convertible senior subordinated notes was $54.3 million as of December 31, 2013. The discount on the liability component of the notes was fully amortized as of December 31, 2013. The interest expense recognized relating to the contractual interest coupon of the 1 1/4% convertible senior subordinated notes was approximately $0.9 million for the nine months ended September 30, 2014. The interest expense recognized relating to the contractual interest coupon and the amortization of the discount on the liability component of the notes was approximately $2.9 million and $8.8 million for the three and nine months ended September 30, 2013, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the nine months ended September 30, 2013 was 6.1%.

During 2014, holders of the Company’s 1 1/4% convertible senior subordinated notes converted or the Company repurchased approximately $49.7 million of aggregate principal amount of the notes. In May 2014, the Company announced its election to redeem the remaining $151.5 million balance of the notes with a redemption date of June 20, 2014. Substantially all of the holders of the Company’s notes elected to convert their remaining notes prior to the redemption date. During the nine months ended September 30, 2014, the Company issued a total of 1,437,465 shares of its common stock associated with the $81.0 million excess conversion value of all notes converted. The Company reflected the repayment of the principal of the notes totaling $201.2 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.

Due to the ability of the holders of the notes to convert the notes during the three months ending March 31, 2014, the Company classified the notes as a current liability as of December 31, 2013.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $252.6 million as of September 30, 2014) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility. The maturity date of the Company’s credit facility is June 28, 2019 and the Company is not required to make quarterly payments towards the term loan facility. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2014, the Company had $735.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $420.0 million. As of December 31, 2013, the Company had $360.0 million of outstanding borrowings under its credit facility and availability to borrow approximately $600.0 million. The Company amended and restated its current credit facility agreement on June 30, 2014 to increase its multi-currency revolving credit facility from $600.0 million to $800.0 million and to maintain its $355.0 million term loan facility.

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility approximate their fair values based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At September 30, 2014, the estimated fair value of the Company’s 5 7/8% senior notes, based on the listed market value, was $339.8 million compared to the carrying value of $300.0 million. At December 31, 2013, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible senior subordinated notes, based on their listed market values, were $322.1 million and $290.5 million, respectively, compared to their carrying values of $300.0 million and $201.2 million, respectively.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2014 and December 31, 2013, outstanding letters of credit totaled $18.7 million and $16.7 million, respectively.

6.    INVENTORIES

Inventories at September 30, 2014 and December 31, 2013 were as follows (in millions):

	September 30, 2014	December 31, 2013
Finished goods	$907.9	$775.7
Repair and replacement parts	607.0	550.2
Work in process	205.5	109.0
Raw materials	594.7	581.2
Inventories, net	$2,315.1	$2,016.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    PRODUCT WARRANTY

The warranty reserve activity for the three and nine months ended September 30, 2014 and 2013 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$303.9	$293.8	$294.9	$256.9
Acquisition	0.5	—	0.5	—
Accruals for warranties issued during the period	51.0	40.6	149.9	150.1
Settlements made (in cash or in kind) during the period	(59.3)	(44.5)	(150.1)	(111.6)
Foreign currency translation	(13.7)	7.3	(12.8)	1.8
Balance at September 30	$282.4	$297.2	$282.4	$297.2

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $241.0 million and $255.9 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively. Approximately $41.4 million and $39.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively.

8.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs, vesting of performance share awards, and the appreciation of the excess conversion value of the Company’s contingently convertible senior subordinated notes using the treasury stock method when the effects of such assumptions are dilutive. Dilution of weighted shares outstanding depended on the Company’s stock price for the excess conversion value of the contingently convertible senior subordinated notes using the treasury stock method. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$65.0	$126.2	$332.8	$457.9
Weighted average number of common shares outstanding	93.5	97.4	94.2	97.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.70	$1.30	$3.53	$4.71
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$65.0	$126.2	$332.8	$457.9
Weighted average number of common shares outstanding	93.5	97.4	94.2	97.2
Dilutive SSARs and performance share awards	0.2	0.7	0.3	0.9
Weighted average assumed conversion of contingently convertible senior subordinated notes	0.1	1.4	0.7	1.2
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	93.8	99.5	95.2	99.3
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.69	$1.27	$3.50	$4.61

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

SSARs to purchase approximately 1.1 million shares of the Company’s common stock for the three and nine months ended September 30, 2014 and approximately 0.8 million shares of the Company’s common stock for the three and nine months ended September 30, 2013 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

9.    INCOME TAXES

At September 30, 2014 and December 31, 2013, the Company had approximately $130.9 million and $122.2 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2014 and December 31, 2013, the Company had approximately $58.4 million and $61.9 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2014 and December 31, 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $16.6 million and $14.4 million, respectively.
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

Foreign Currency Risk

The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real and the Canadian dollar in relation to the United States dollar and the Euro in relation to the British pound.

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

Cash Flow Hedges

During 2014 and 2013, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net (loss) gain recorded in other comprehensive income that was reclassified into cost of goods sold during the nine months ended September 30, 2014 and 2013 was approximately $(0.4) million and $0.4 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2014 range in maturity through December 2014.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2014 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2013	$(0.3)	$(0.1)	$(0.2)
Net changes in fair value of derivatives	(1.3)	0.2	(1.5)
Net losses reclassified from accumulated other comprehensive loss into income	0.2	(0.2)	0.4
Accumulated derivative net losses as of September 30, 2014	$(1.4)	$(0.1)	$(1.3)

The Company had outstanding foreign currency contracts with a notional amount of approximately $40.2 million and $50.3 million as of September 30, 2014 and December 31, 2013, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2014 and 2013, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of September 30, 2014 and December 31, 2013, the Company had outstanding foreign currency contracts with a notional amount of approximately $3,137.9 million and $1,288.4 million, respectively, that were entered into to hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and nine months ended September 30, 2014, the Company recorded a net gain of approximately $7.3 million and $13.2 million, respectively, within “Other expense, net” related to these contracts. For the three and nine months ended September 30, 2013, the Company recorded a net gain of approximately $21.2 million and $8.8 million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of September 30, 2014 (in millions):

	Asset Derivatives as of September 30, 2014		Liability Derivatives as of September 30, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1.6
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	36.1	Other current liabilities	24.4
Total derivative instruments		$36.1		$26.0

The table below sets forth the fair value of derivative instruments as of December 31, 2013 (in millions):

	Asset Derivatives as of December 31, 2013		Liability Derivatives as of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.1
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	13.9	Other current liabilities	5.3
Total derivative instruments		$13.9		$5.4

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    CHANGES IN STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

The following table sets forth changes in stockholders’ equity and temporary equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the nine months ended September 30, 2014 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
Balance, December 31, 2013	$1.0	$1,117.9	$3,402.0	$(510.7)	$34.6	$4,044.8	$—
Stock compensation	—	(11.0)	—	—	—	(11.0)	—
Issuance of performance award stock	—	(11.8)	—	—	—	(11.8)	—
SSARs exercised	—	(0.1)	—	—	—	(0.1)	—
Distribution to noncontrolling interest	—	—	—	—	(2.4)	(2.4)	—
Comprehensive income:
Net income (loss)	—	—	332.8	—	1.2	334.0	(6.3)
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(181.2)	—	(181.2)	(0.3)
Defined benefit pension plans, net of tax	—	—	—	5.6	—	5.6	—
Unrealized loss on derivatives, net of tax	—	—	—	(1.1)	—	(1.1)	—
Payment of dividends to stockholders	—	—	(30.9)	—	—	(30.9)	—
Purchases and retirement of common stock	(0.1)	(340.8)	—	—	—	(340.9)	—
Changes in noncontrolling interest	—	(11.7)	—	—	—	(11.7)	6.6
Balance, September 30, 2014	$0.9	$742.5	$3,703.9	$(687.4)	$33.4	$3,793.3	$—

Total comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest for the three and nine months ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(2.5)	$(1.0)	$(5.1)	$(2.5)
Other comprehensive loss:
Foreign currency translation adjustments	—	(0.1)	(0.3)	(0.3)
Total comprehensive loss	$(2.5)	$(1.1)	$(5.4)	$(2.8)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2014 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2013	$(206.4)	$(0.2)	$(304.1)	$(510.7)
Other comprehensive loss before reclassifications	—	(1.5)	(181.2)	(182.7)
Net losses reclassified from accumulated other comprehensive loss	5.6	0.4	—	6.0
Other comprehensive income (loss), net of reclassification adjustments	5.6	(1.1)	(181.2)	(176.7)
Accumulated other comprehensive loss, September 30, 2014	$(200.8)	$(1.3)	$(485.3)	$(687.4)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three and nine months ended September 30, 2014 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss(1)
Details about Accumulated Other Comprehensive Loss Components	Three months ended September 30, 2014	Nine months ended September 30, 2014	Affected Line Item within the Condensed Consolidated Statements of Operations
Net losses on cash flow hedges	$0.3	$0.2	Cost of goods sold
	0.1	0.2	Income tax provision
Reclassification net of tax	$0.4	$0.4

Defined benefit pension plans:
Amortization of net actuarial loss	$2.2	$6.6	(2)
Amortization of prior service cost	0.3	0.8	(2)
Reclassification before tax	2.5	7.4
	(0.6)	(1.8)	Income tax provision
Reclassification net of tax	$1.9	$5.6

Net losses reclassified from accumulated other comprehensive loss	$2.3	$6.0
____________________________________

(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the nine months ended September 30, 2014, the Company entered into accelerated repurchase agreements (“ASRs”) with a financial institution to repurchase an aggregate of $290.0 million of shares of the Company’s common stock. The Company has received approximately 5,389,119 shares during the nine months ended September 30, 2014 related to these ASRs. All shares received under the ASRs were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Additionally, during the three months ended September 30, 2014, through open market transactions, the Company repurchased 1,049,376 shares of its common stock for approximately $50.9 million at an average price paid of $48.46 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Of the $550.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $190.5 million.

In November 2014, the Company entered into an ASR with a financial institution to repurchase an aggregate of $125.0 million of shares of the Company’s common stock. The Company received approximately 2,020,785 shares to date in this transaction. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock, or under certain circumstances, be required to remit a settlement amount. The Company expects that additional shares will be received by the Company upon final settlement of its current ASR, which expires during the first quarter of 2015.

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of September 30, 2014 and December 31, 2013, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European retail finance joint ventures. As of September 30, 2014 and December 31, 2013, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.8 million and $19.0 million during the three and nine months ended September 30, 2014, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $6.7 million and $18.8 million during the three and nine months ended September 30, 2013, respectively.

The Company’s retail finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2014 and December 31, 2013, these retail finance joint ventures had approximately $56.5 million and $68.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2014 and 2013 are set forth below (in millions):

	Three Months Ended September 30,
Pension benefits	2014	2013
Service cost	$4.3	$4.5
Interest cost	9.4	9.1
Expected return on plan assets	(11.2)	(9.7)
Amortization of net actuarial loss	2.1	2.9
Amortization of prior service cost	0.2	0.2
Net periodic pension cost	$4.8	$7.0

	Three Months Ended September 30,
Postretirement benefits	2014	2013
Interest cost	$0.4	$0.4
Amortization of net actuarial loss	0.1	0.1
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.6	$0.6

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2014 and 2013 are set forth below (in millions):

	Nine Months Ended September 30,
Pension benefits	2014	2013
Service cost	$12.9	$13.7
Interest cost	28.2	27.4
Expected return on plan assets	(33.6)	(29.2)
Amortization of net actuarial loss	6.5	8.7
Amortization of prior service cost	0.6	0.6
Net periodic pension cost	$14.6	$21.2

	Nine Months Ended September 30,
Postretirement benefits	2014	2013
Service cost	$0.1	$0.1
Interest cost	1.2	1.3
Amortization of net actuarial loss	0.1	0.4
Amortization of prior service cost	0.2	0.2
Net periodic postretirement benefit cost	$1.6	$2.0

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2014 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2013	$(279.4)	$(73.0)	$(206.4)
Amortization of net actuarial loss	6.6	1.5	5.1
Amortization of prior service cost	0.8	0.3	0.5
Accumulated other comprehensive loss as of September 30, 2014	$(272.0)	$(71.2)	$(200.8)

During the nine months ended September 30, 2014, approximately $32.9 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2014 to its defined pension benefit plans will aggregate approximately $42.7 million.
During the nine months ended September 30, 2014, the Company made approximately $1.3 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.9 million of contributions to its postretirement health care and life insurance benefit plans during 2014.

14.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2014 and 2013 and assets as of September 30, 2014 and December 31, 2013 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2014
Net sales	$531.3	$455.0	$1,026.0	$142.5	$2,154.8
Income (loss) from operations	37.3	36.4	57.0	(1.0)	129.7
Depreciation	15.1	7.1	34.1	4.8	61.1
Capital expenditures	14.0	14.1	35.7	10.0	73.8
2013
Net sales	$686.6	$572.3	$1,086.4	$130.6	$2,475.9
Income (loss) from operations	78.1	71.9	98.4	(2.6)	245.8
Depreciation	13.6	5.8	30.9	2.1	52.4
Capital expenditures	25.0	13.5	40.7	10.4	89.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Nine Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2014
Net sales	$1,865.0	$1,248.8	$3,783.8	$340.9	$7,238.5
Income (loss) from operations	188.3	94.2	366.0	(5.6)	642.9
Depreciation	44.5	19.9	104.3	11.7	180.4
Capital expenditures	50.7	30.6	117.8	30.2	229.3
2013
Net sales	$2,099.7	$1,578.0	$3,878.6	$370.9	$7,927.2
Income from operations	271.8	179.9	403.0	2.1	856.8
Depreciation	37.8	18.5	90.9	6.6	153.8
Capital expenditures	52.5	44.1	142.4	24.8	263.8
Assets
As of September 30, 2014	$1,144.9	$810.1	$2,415.4	$408.2	$4,778.6
As of December 31, 2013	1,002.8	773.5	2,368.9	289.5	4,434.7

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment income from operations	$129.7	$245.8	$642.9	$856.8
Corporate expenses	(28.7)	(29.5)	(88.3)	(85.5)
Stock compensation credit (expense)	21.0	(5.5)	9.8	(31.9)
Restructuring and other infrequent expenses	(2.9)	—	(2.9)	—
Amortization of intangibles	(10.4)	(11.8)	(30.4)	(35.9)
Consolidated income from operations	$108.7	$199.0	$531.1	$703.5

	September 30, 2014	December 31, 2013
Segment assets	$4,778.6	$4,434.7
Cash and cash equivalents	320.9	1,047.2
Receivables from affiliates	145.4	124.3
Investments in affiliates	432.2	416.1
Deferred tax assets, other current and noncurrent assets	640.7	672.2
Intangible assets, net	569.6	565.6
Goodwill	1,226.5	1,178.7
Consolidated total assets	$8,113.9	$8,438.8

15.    COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Guarantees

The Company maintains a remarketing agreement with its U.S. retail finance joint venture, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with its U.S. retail finance

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

joint venture which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.

At September 30, 2014, the Company guaranteed indebtedness owed to third parties of approximately $122.1 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2019. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

On October 30, 2012, a third-party complaint was filed in federal court in the Southern District of Texas, Case No. 09 CIV 03884, naming as defendants one of the Company’s French subsidiaries and two of its other foreign subsidiaries. Sixty other entities or companies also were named as third-party defendants. The complaint asserts claims against the defendants, certain of which are also third-party plaintiffs, seeking unspecified damages arising from their participation in the Program. The third-party plaintiffs seek contribution from the third-party defendants. On February 12, 2014, the federal court dismissed the third-party complaint with prejudice. The third-party plaintiffs have not appealed this dismissal, but have until after the resolution of the underlying case to do so. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of the action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2014, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $53.8 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2014, we generated net income of $65.0 million, or $0.69 per share, compared to net income of $126.2 million, or $1.27 per share, for the same period in 2013. For the first nine months of 2014, we generated net income of $332.8 million, or $3.50 per share, compared to net income of $457.9 million, or $4.61 per share, for the same period in 2013.

Net sales during the three and nine months ended September 30, 2014 were $2,154.8 million and $7,238.5 million, respectively, which were approximately 13.0% and 8.7% lower than the three and nine months ended September 30, 2013, respectively, due to softer global market conditions.

Income from operations for the three months ended September 30, 2014 was $108.7 million compared to $199.0 million for the same period in 2013. Income from operations was $531.1 million for the nine months ended September 30, 2014 compared to $703.5 million for the same period in 2013. The decrease in income from operations for the three and nine months was primarily a result of lower sales and production levels and a weaker product mix.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”), South American and North American regions decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of lower net sales and production levels and a weaker sales mix. Income from operations in our Asia/Pacific region improved slightly in the three months ended September 30, 2014 and decreased in the first nine months of 2014 compared to the same periods in 2013. Lower net sales and increased expenses associated with our new factory in China caused the decrease in the first nine months of 2014 compared to 2013.

Industry Unit Retail Sales
Favorable growing conditions and forecasts for strong yields and crop production in 2014 have resulted in lower prices for all major commodities. With prospects for lower farm income impacting farmer sentiment, industry demand has softened in all major agricultural equipment markets during the first nine months of 2014 compared to the first nine months of 2013.

In North America, industry unit retail sales of utility and high horsepower tractors for the first nine months of 2014 was flat compared to the first nine months of 2013. Industry unit retail sales of combines for the first nine months of 2014 decreased by approximately 18% compared to the first nine months of 2013. Within industry tractor sales, significant declines were experienced in high horsepower tractors, which are primarily used in row crop applications, and were offset by increased sales of low horsepower tractors due to improved economics for dairy and livestock producers.

In Western Europe, industry unit retail sales of tractors for the first nine months of 2014 decreased by approximately 7% compared to the first nine months of 2013. Industry unit retail sales of combines for the first nine months of 2014 decreased by approximately 10% compared to the first nine months of 2013. Market results by country remained mixed during the first nine months of 2014, with declines in the key markets of France and Germany being partially offset by improved demand in the United Kingdom and parts of Southern Europe.

South American industry unit retail sales of tractors in the first nine months of 2014 decreased approximately 16% compared to the same period in 2013. Industry unit retail sales of combines for the first nine months of 2014 decreased by approximately 23% compared to the first nine months of 2013. The decline was most pronounced in Brazil and Argentina. In Brazil, delayed funding for the region’s government subsidized financing program, lower commodity prices and weak conditions in the sugarcane sector negatively impacted demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
Net sales for the three months ended September 30, 2014 were $2,154.8 million compared to $2,475.9 million for the same period in 2013. Net sales for the first nine months of 2014 were $7,238.5 million compared to $7,927.2 million for the same period in 2013. Foreign currency translation negatively impacted net sales by approximately $17.3 million, or 0.7%, in the three months ended September 30, 2014 and by approximately $57.3 million, or 0.7%, during the nine months ended September 30, 2014.

The following table sets forth, for the three and nine months ended September 30, 2014, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2014	2013	$	%	$	%
North America	$531.3	$686.6	$(155.3)	(22.6)%	$(3.0)	(0.4)%
South America	455.0	572.3	(117.3)	(20.5)%	(12.0)	(2.1)%
Europe/Africa/Middle East	1,026.0	1,086.4	(60.4)	(5.6)%	(2.7)	(0.2)%
Asia/Pacific	142.5	130.6	11.9	9.1%	0.4	0.3%
	$2,154.8	$2,475.9	$(321.1)	(13.0)%	$(17.3)	(0.7)%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2014	2013	$	%	$	%
North America	$1,865.0	$2,099.7	$(234.7)	(11.2)%	$(18.8)	(0.9)%
South America	1,248.8	1,578.0	(329.2)	(20.9)%	(122.8)	(7.8)%
Europe/Africa/Middle East	3,783.8	3,878.6	(94.8)	(2.4)%	89.9	2.3%
Asia/Pacific	340.9	370.9	(30.0)	(8.1)%	(5.6)	(1.5)%
	$7,238.5	$7,927.2	$(688.7)	(8.7)%	$(57.3)	(0.7)%

Regionally, net sales in North America decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013. Decreases in sales of high horsepower tractors, sprayers and implements were partially offset by sales growth in lower horsepower tractors. In the EAME region, net sales decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013. Sales declines in France, Germany and Eastern Europe were offset by sales growth in Africa and Turkey. Net sales in South America decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to lower sales volumes in Brazil and Argentina, as well as the negative impact of currency translation. In the Asia/Pacific region, net sales increased during the three months ended September 30, 2014 and decreased during the first nine months of 2014 compared to the same periods in 2013. The decrease in net sales during the nine months ended September 30, 2014 were primarily driven by declines in net sales of protein production equipment. We estimate the worldwide average price increase was approximately 1.6% and 1.4% during the three and nine months ended September 30, 2014, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised approximately 60% and 62% of our net sales in the three and nine months ended September 30, 2014, respectively, decreased approximately 18% and 13% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Unit sales of tractors and combines decreased approximately 8% and 10% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2014		2013
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$421.9	19.6%	$556.2	22.5%
Selling, general and administrative expenses	221.7	10.3%	258.1	10.4%
Engineering expenses	78.2	3.6%	87.3	3.5%
Restructuring and other infrequent expenses	2.9	0.1%	—	—%
Amortization of intangibles	10.4	0.5%	11.8	0.5%
Income from operations	$108.7	5.0%	$199.0	8.0%

	Nine Months Ended September 30,
	2014		2013
	$	% of Net Sales(1)	$	% of Net Sales(1)
Gross profit	$1,568.3	21.7%	$1,799.6	22.7%
Selling, general and administrative expenses	751.0	10.4%	793.5	10.0%
Engineering expenses	252.9	3.5%	266.7	3.4%
Restructuring and other infrequent expenses	2.9	—%	—	—%
Amortization of intangibles	30.4	0.4%	35.9	0.5%
Income from operations	$531.1	7.3%	$703.5	8.9%
____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales decreased for both the three and nine months ended September 30, 2014 compared to the same periods in 2013. Lower sales and production levels and a weaker product mix were largely offset by cost containment measures. Unit production of tractors and combines decreased 11% and 13%, respectively, during the three and nine months ended September 30, 2014 compared to the same periods in 2013. We recorded a net credit of approximately $1.8 million and $1.0 million of stock compensation within cost of goods sold during the three and nine months ended September 30, 2014, respectively, compared to $0.4 million and $2.3 million of stock compensation expense for the comparable periods in 2013, respectively, as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the decline in net sales. Engineering expenses increased slightly as a percentage of net sales during the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to lower net sales. We recorded a net credit of approximately $21.0 million and $9.8 million of stock compensation within SG&A expenses during the three and nine months ended September 30, 2014, respectively. The net credit was due to a reversal of approximately $24.1 million of previously recorded long-term stock compensation expense. We recorded stock compensation expense of $5.5 million and $31.9 million for the comparable periods in 2013, respectively, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements.

The restructuring and other infrequent expenses of $2.9 million recorded in the three and nine months ended September 30, 2014 were primarily severance and other related costs associated with the rationalization of our North American and South American operations.

Interest expense, net was $13.9 million and $43.5 million for the three and nine months ended September 30, 2014, respectively, compared to $14.1 million and $40.2 million for the comparable periods in 2013, respectively. The increase for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower interest income resulting from lower cash levels.

Other expense, net was $10.1 million and $34.2 million for the three and nine months ended September 30, 2014, respectively, compared to $11.3 million and $25.2 million during the same periods in 2013, respectively, due to foreign exchange losses in 2014. Losses on sales of receivables, related to our accounts receivable sales agreements with AGCO Finance in North America and Europe, were $4.8 million and $19.0 million for the three and nine months ended September 30, 2014, respectively, compared to $6.7 million and $18.8 million for the comparable periods in 2013, respectively.

We recorded an income tax provision of $34.2 million and $163.8 million for the three and nine months ended September 30, 2014, respectively, compared to $62.5 million and $219.8 million for the comparable periods in 2013, respectively. Our effective tax rate was higher during the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to a change in the mix of income in various tax jurisdictions.

Equity in net earnings of affiliates, which is primarily comprised of income from our retail finance joint ventures, was $12.0 million and $38.1 million for the three and nine months ended September 30, 2014, respectively, compared to $14.1 million and $37.1 million for the comparable periods in 2013, respectively. Refer to “Retail Finance Joint Ventures” for further information regarding our retail finance joint ventures and their results of operations.

RETAIL FINANCE JOINT VENTURES
Our AGCO Finance retail finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Brazil, Europe, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the retail finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of September 30, 2014, our capital investment in the retail finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was $407.3 million compared to $390.2 million as of December 31, 2013. The total finance portfolio in our retail finance joint ventures was approximately $9.3 billion and $9.4 billion as of September 30, 2014 and December 31, 2013, respectively. The total finance portfolio as of September 30, 2014 included approximately $7.8 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2013 included approximately $7.8 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the nine months ended September 30, 2014, our share in the earnings of the retail finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $35.7 million compared to $37.1 million for the same period in 2013.

The total finance portfolio in our retail finance joint venture in Brazil was approximately $1.7 billion and $1.8 billion as of September 30, 2014 and December 31, 2013, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our retail finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our €200.0 million (or approximately $252.6 million as of September 30, 2014) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of a $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility, which expires in June 2019. As of September 30, 2014, $380.0 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility (see further discussion below).

•
Our accounts receivable sales agreements with our retail finance joint ventures in the United States, Canada and Europe. As of September 30, 2014, approximately $1.2 billion of cash had been received under these agreements (see further discussion below).

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

Our $300.0 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any.

Our revolving credit facility and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility. The maturity date of our credit facility is June 28, 2019. We are not required to make quarterly payments towards the term loan facility. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2014, we had $735.0 million of outstanding borrowings under the credit facility and availability to borrow approximately $420.0 million. As of December 31, 2013, we had $360.0 million of outstanding borrowings under our credit facility and availability to borrow approximately $600.0 million. We amended and restated our current credit facility agreement on June 30, 2014 to increase our multi-currency revolving credit facility from $600.0 million to $800.0 million and to maintain our $355.0 million term loan facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European retail finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2014 and December 31, 2013, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

Our AGCO Finance retail finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2014 and December 31, 2013, these retail finance joint ventures had approximately $56.5 million and $68.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Former Facilities

Our 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006 and provided for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes were converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes were unsecured obligations and were convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest was payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. Holders of our 1¼% convertible senior subordinated notes had the ability to convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The notes were convertible into shares of our common stock at an effective price of $40.27 per share as of June 30, 2014, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to our stockholders. The effective price reflected a conversion rate for the notes of 24.8295 shares of common stock per $1,000 principal amount of notes.

The carrying amount of the equity component of our 1 1/4% convertible senior subordinated notes was $54.3 million as of December 31, 2013. The discount on the liability component of the notes was fully amortized as of December 31, 2013. The interest expense recognized relating to the contractual interest coupon of the 1 1/4% convertible senior subordinated notes was approximately $0.9 million for the nine months ended September 30, 2014. The interest expense recognized relating to the contractual interest coupon and the amortization of the discount on the liability component of the notes was approximately $2.9 million and $8.8 million for the three and nine months ended September 30, 2013, respectively. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for the nine months ended September 30, 2013 was 6.1%.

During 2014, holders of our 1 1/4% convertible senior subordinated notes converted or we repurchased approximately $49.7 million of aggregate principal amount of the notes. In May 2014, we announced our election to redeem the remaining $151.5 million balance of the notes with a redemption date of June 20, 2014. Substantially all of the holders of our notes elected to convert their remaining notes prior to the redemption date. During the nine months ended September 30, 2014, we issued a total of 1,437,465 shares of our common stock associated with the $81.0 million excess conversion value of all notes converted. We reflected the repayment of the principal of the notes totaling $201.2 million within “Repurchase or conversion of convertible senior subordinated notes” within our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.

The 1 1/4% convertible senior subordinated notes impacted the diluted weighted average shares outstanding which was dependent on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 5 and 8 of our Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows

Cash flows used in operating activities were approximately $215.3 million for the first nine months of 2014 compared to cash flows provided by operating activities of $169.0 million for the first nine months of 2013. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,841.8 million in working capital at September 30, 2014, as compared with $1,705.1 million at December 31, 2013 and $1,761.9 million at September 30, 2013. Accounts receivable and inventories, combined, at September 30, 2014 were $442.0 million and $34.6 million higher than at December 31, 2013 and September 30, 2013, respectively. The increase in accounts receivable and inventories during the first nine months of 2014 was a result of softer order volumes across all markets, higher replacement parts inventory to support seasonal requirements, an increase in inventory levels in part to support the transition of production to Tier 4 emission complaint products and seasonality.

Capital expenditures for the first nine months of 2014 were $229.3 million compared to $263.8 million for the first nine months of 2013. We anticipate that capital expenditures for the full year of 2014 will be approximately $350.0 million to $375.0 million and will primarily be used to meet new engine emission requirements, support the development and enhancement of new and existing products and complete our assembly factory in China.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 27.3% and 23.6% at September 30, 2014 and December 31, 2013, respectively.

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

During the nine months ended September 30, 2014, the Company entered into accelerated repurchase agreements (“ASRs”) with a financial institution to repurchase an aggregate of $290.0 million of shares of the Company’s common stock.  The Company has received approximately 5,389,119 shares during the nine months ended September 30, 2014 related to these ASRs. All shares received under the ASRs were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Additionally, during the three months ended September 30, 2014, through open market transactions, the Company repurchased 1,049,376 shares of its common stock for approximately $50.9 million at an average price paid of $48.46 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Of the $550.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $190.5 million.

In November 2014, we entered into an ASR with a financial institution to repurchase an aggregate of $125.0 million of shares of our common stock. We received approximately 2,020,785 shares to date in this transaction. The specific number of shares we will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR, we may be entitled to receive additional shares of common stock, or under certain circumstances, be required to remit a settlement amount. We expect that additional shares will be received by us upon final settlement of our current ASR, which expires during the first quarter of 2015.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At September 30, 2014, we guaranteed indebtedness owed to third parties of approximately $122.1 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European retail finance joint ventures. In addition, at September 30, 2014, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $3,178.1 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 10, 12 and 15 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies

In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). On February 6, 2013, the federal court dismissed the complaint with prejudice. The plaintiff has appealed the decision and the appellate process is ongoing. Further, a third-party complaint was filed on October 30, 2012 involving a federal court action naming as defendants three of our foreign subsidiaries that participated in the Program. On February 12, 2014, the federal court dismissed the complaint with prejudice. The third-party plaintiffs have not appealed this dismissal, but have until after the resolution of the underlying case to do so.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

Refer to Note 15 of our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Lower commodity prices and reduced farm income have resulted in a decline in worldwide industry demand during 2014 compared to 2013 across all major global agricultural markets, particularly in the row crop sector. Our net sales in 2014 are expected to be lower compared to 2013, due to the impact of the projected industry declines and partially offset by pricing and market share gains. Net income in 2014 is expected to be lower compared to 2013, primarily due to lower production and sales volumes and a weaker product mix.

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

FORWARD-LOOKING STATEMENTS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, industry demand, market conditions, commodity prices, farm incomes, general economic outlook, availability of financing, expansion of assembly capabilities, product development, engineering expenses, production and sales volumes, pricing and market share initiatives, compliance with loan covenants, share repurchases, capital expenditures and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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

FOREIGN CURRENCY RISK MANAGEMENT
We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 13 to our Consolidated Financial Statements for the year ended December 31, 2013 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2014 and 2013, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net (loss) gain recorded in other comprehensive income that was reclassified into cost of goods sold during the nine months ended September 30, 2014 and 2013 was approximately $(0.4) million and $0.4 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2014 range in maturity through December 2014.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $2.7 million as of September 30, 2014. Using the same sensitivity analysis as of September 30, 2013, the fair value of such instruments would have decreased by approximately $59.9 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the nine months ended September 30, 2014 would have increased, collectively, by approximately $3.6 million.

We had no interest rate swap contracts outstanding during the nine months ended September 30, 2014.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 15 to our Condensed Consolidated Financial Statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1, 2014 through July 31, 2014 (2)	1,210,204	$53.74	1,210,204	$241.4
August 1, 2014 through August 31, 2014	950,002	$48.46	950,002	$195.3
September 1, 2014 through September 30, 2014	99,374	$48.45	99,374	$190.5
Total	2,259,580	$52.77	2,259,580	$190.5

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

(2) In February 2014, we entered into an ASR agreement with a third-party financial institution to repurchase $250.0 million of our common stock. The ASR agreement resulted in the initial delivery of 3,441,495 shares of our common stock, representing approximately 70% of the shares expected to be repurchased in connection with the transaction. In July 2014, the remaining 1,210,204 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 11 of our Condensed Consolidated Financial Statements for a further discussion of this matter.

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

Date:	November 7, 2014	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)