Form 10-K
period 2014-12-31
AGCO CORP /DE
filed 2015-02-27
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
For the fiscal year ended December 31, 2014
of
AGCO CORPORATION
A Delaware Corporation
IRS Employer Identification No. 58-1960019
SEC File Number 1-12930
4205 River Green Parkway
Duluth, GA 30096
(770) 813-9200

AGCO Corporation’s Common Stock is registered pursuant to Section 12(b) of the Act and is listed on the New York Stock Exchange.
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
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2014 was approximately $4.8 billion. For this purpose, directors and officers have been assumed to be affiliates. As of February 20, 2015, 88,412,107 shares of AGCO Corporation’s Common Stock were outstanding.
AGCO Corporation is a large accelerated filer and is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of AGCO Corporation’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
ANNUAL REPORT ON FORM 10-K ITEM 15 (A)(2) FINANCIAL STATEMENT SCHEDULE YEAR ENDED DECEMBER 31, 2014
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EX-10.15
EX-10.25
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

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 3,100 independent dealers and distributors in more than 140 countries. In addition, we also provide retail financing through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

The following table sets forth a description of the Company’s products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2014	2013	2012
Tractors	•	High horsepower tractors (100 to 590 horsepower); typically used on larger farms, primarily for row crop production	57%	60%	59%
	•	Utility tractors (40 to 100 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping and residential uses
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	6%	6%	6%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals	5%	5%	5%
	•	Chemical sprayer equipment; for use both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)
Hay Tools and Forage Equipment, Implements & Other Equipment	•	Round and rectangular balers, self-propelled windrowers, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy, horse and renewable fuel industries	9%	9%	10%
	•
Implements, including disc harrows, which cut through crop residue; leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding

	•	Planters; used to apply fertilizer and plant seeds in the field, typically used in row crop seeding
	•	Other equipment, including loaders; used for a variety of tasks including lifting and transporting hay crops
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems, as well as swine and poultry feed storage and delivery, ventilation and watering systems	9%	7%	7%
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses in all of the regions we operate within in order to provide a timely response to customer demand for replacement parts.	14%	13%	13%

Marketing and Distribution

We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales to the equipment’s end user in addition to after-sales service and support of the equipment. Our distributors may sell our products through a network of dealers supported by the distributor, or our distributors may also directly market our products and provide customer service support. Our sales are not dependent on any specific dealer, distributor or group of dealers. We intend to maintain the separate strengths and identities of our core brand names and product lines.

In some countries, we utilize associates and licensees to provide a distribution channel for our products and/or a source of low-cost production for certain Massey Ferguson and Valtra products. Associates are entities in which we have an ownership interest, most notably in India. Licensees are entities in which we have no direct ownership interest. The associate or licensee generally has the exclusive right to produce and sell Massey Ferguson or Valtra equipment in its licensed territory under such tradenames but may not sell these products in other countries. We generally license certain technology to these licensees and associates, and we may sell them certain components used in local manufacturing operations.

	Independent Dealers and Distributors	Percent of Net Sales
Geographical region	2014	2014	2013	2012
Europe	1,070	49%	48%	48%
North America	1,360	25%	26%	26%
South America	310	17%	19%	18%
Rest of World (1)	360	9%	7%	8%
____________________________________
(1) Consists of approximately 70 countries in Africa, the Middle East, Australia and Asia.

Dealer Support and Supervision

We believe that one of the most important criteria affecting a farmer’s decision to purchase a particular brand of equipment is the quality of the dealer who sells and services the equipment. We support our dealers in order to improve the quality of our dealer network. We monitor each dealer’s performance and profitability and establish programs that focus on continual dealer improvement. Our dealers generally have sales territories for which they are responsible.

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

Manufacturing and Suppliers

Manufacturing and Assembly

We manufacture and assemble our products in 34 locations worldwide, including four locations where we operate joint ventures. Our locations are intended to optimize capacity, technology or local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Please refer to Item 2, “Properties,” where a listing of our principal manufacturing locations is presented.

Our AGCO Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a portion of our tractors, combines and sprayers, and are also sold to third parties. AGCO Power specializes in the manufacturing of off-road engines in the 50 to 590 horsepower range.

Third-Party Suppliers

We externally source some of our machinery, components and replacement parts. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some of the products we distribute from third-party suppliers. We purchase some fully manufactured tractors from Tractors and Farm Equipment Limited (“TAFE”), as well as from Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers. Refer to “Related Parties” within Item 7 for further discussion of our relationship with TAFE.

In addition to the purchase of machinery, third-party suppliers supply us with significant components used in our manufacturing operations. We select third-party suppliers that we believe are low cost, high quality and possess the most appropriate technology. We also assist in the development of these products or component parts based upon our own design requirements. Our past experience with outside suppliers generally has been favorable.

Seasonality

Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. The fourth quarter is also typically a period for higher retail sales because of our customers’ year end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives.

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

In addition, we also offer a variety of precision farming technologies that provide farmers with the capability to enhance productivity and profitability on the farm. These technologies are installed in our products and include satellite-based steering, field data collection, yield mapping and telemetry-based fleet management systems.

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. All equipment sales to dealers in the United States and Canada are immediately due upon a retail sale of the equipment by the dealer, with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer, installment payments generally are required beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. We also provide financing to dealers on used equipment accepted in trade. We retain a security interest in a majority of the new and used equipment we finance. Sales of grain storage and protein production systems generally are payable within 30 days of shipment.

Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

We have an agreement to permit transferring, on an ongoing basis, a majority of our wholesale receivables in North America and Europe to our AGCO Finance joint ventures. These joint ventures are located in the United States, Canada, Europe, Brazil, Argentina and Australia and are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Rabobank. Upon transfer, the wholesale receivables maintain standard payment terms, including required regular principal payments on amounts outstanding and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S., Canadian and European finance joint ventures at the joint ventures’ discretion. In addition, AGCO Finance joint ventures may provide wholesale financing to dealers in Brazil and Australia.

Retail Financing

Our end users of our products are also provided with a competitive and dedicated financing source through our AGCO Finance joint ventures. Besides contributing to our overall profitability, the AGCO Finance joint ventures can enhance our sales efforts by tailoring retail finance programs to prevailing market conditions. Refer to “Finance Joint Ventures” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

The United States Environmental Protection Agency regulates permissible emissions from off-road engines. Our AGCO Power engines division, which specializes in the manufacturing of off-road engines in the 40 to 590 horsepower range, currently complies with Com II, Com IIIa, Com IIIb, Com IV, Tier II, Tier III, Tier 4i and Tier 4f emissions requirements set by European and U.S. regulatory authorities. We also are currently required to comply with other country regulations outside of the United States and Europe. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets (such as the United States) we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time consuming to obtain or may not be obtainable at all. For example, our AGCO Power engine division and our engine suppliers are subject to air quality standards, and production at our facilities could be impaired if AGCO Power and these suppliers are unable to timely respond to any changes in environmental laws and regulations affecting engine emissions. Compliance with environmental and safety regulations has added, and will continue to add, to the cost of our products and increase the capital-intensive nature of our business.

Climate change, as a result of emissions of greenhouse gases, is a significant topic of discussion and may generate U.S. and other regulatory responses. It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant. The most direct impacts are likely to be an increase in energy costs, which would increase our operating costs (through increased utility and transportation costs) and an increase in the costs of the products we purchase from others. In addition, increased energy costs for our customers could impact demand for our equipment. It is too soon for us to predict with any certainty the ultimate impact of additional regulation, either directionally or quantitatively, on our overall business, results of operations or financial condition.

Our international operations also are subject to environmental laws, as well as various other national and local laws, in the countries in which we manufacture and sell our products. We believe that we are in compliance with these laws in all material respects.

Regulation and Government Policy

Domestic and foreign political developments and government regulations and policies directly affect the agricultural industry in the United States and abroad and indirectly affect the agricultural equipment business. The application, modification or adoption of laws, regulations or policies could have an adverse effect on our business.

We have manufacturing facilities or other physical presence in approximately 33 countries and sell our products in more than 140 countries. This subjects us to a range of trade, product, foreign exchange, employment, tax and other laws and regulations, in addition to the environmental regulation discussed previously, in a significant number of jurisdictions. Many jurisdictions and a variety of laws regulate the contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

In addition, each of the jurisdictions within which we operate or sell products has an important interest in the success of its agricultural industry and the consistency of the availability of reasonably priced food sources. These interests result in active political involvement in the agricultural industry, which, in turn, can impact our business in a variety of ways.

Employees

As of December 31, 2014, we employed approximately 20,800 employees, including approximately 5,400 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

Available Information
Our Internet address is www.agcocorp.com. We make the following reports filed by us available, free of charge, on our website under the heading “SEC Filings” in our website’s “Investors” section:

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
We also provide corporate governance and other information on our website. This information includes:

•
charters for the committees of our board of directors, which are available under the heading “Charters of the Committees of the Board” in the “Corporate Governance” section of our website located under “Investors,” and

•	our Global Code of Conduct, which is available under the heading “Global Code of Conduct” in the “Corporate Governance” section of our website located under “Investors.”

In addition, in the event of any waivers of our Global Code of Conduct, those waivers will be available under the heading “Corporate Governance” of our website.

Financial Information on Geographical Areas

For financial information on geographical areas, see Note 15 of our Consolidated Financial Statements contained in Item 8 under the caption “Segment Reporting,” which information is incorporated herein by reference.

Item 1A.    Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, belief or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding net sales, industry conditions, currency translation impacts, pricing impacts, market demand, farm incomes, land values, weather conditions, commodities prices, government financing programs, general economic conditions, availability of financing, working capital, capital expenditure and debt service requirements, margins, production volumes, productivity and purchasing initiatives, restructuring actions, compliance with financial covenants, support of lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

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

Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation and weather conditions. Sales of agricultural equipment generally are related to the economic health of the agricultural industry, which is affected by farm income, farm input costs, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand, including crops used as renewable energy sources, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors could vary by market and are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. Moreover, volatility in demand makes it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

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

Most of our sales depend on the retail customers obtaining financing, and any disruption in their ability to obtain financing, whether due to economic downturns or otherwise, will result in the sale of fewer products by us. In addition, the collectability of receivables that are created from our sales, as well as from such retail financing, is critical to our business.

Most retail sales of our products are financed, either by AGCO Finance joint ventures or by a bank or other private lender. Our AGCO Finance joint ventures, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, finance approximately 50% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region) would require the joint ventures to find other sources of financing (which may be difficult to obtain), or would require us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. In prior economic downturns, financing for capital equipment purchases generally became more difficult in certain regions and, in some cases, was expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, our sales would be negatively impacted.

In addition, both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers, and we would be adversely impacted if the collectability of these receivables was not consistent with historical experience; this collectability is dependent on the financial strength of the farm industry, which in turn is dependent upon the general economy and commodity prices, as well as several of the other factors discussed in this “Risk Factors” section.

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

Our expansion plans in emerging markets entails significant risks.

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

The agricultural equipment business is highly competitive, particularly in our major markets. We compete with several large national and international companies that, like us, offer a full line of agricultural equipment. We also compete with numerous short-line and specialty manufacturers of agricultural equipment. Our two key competitors, Deere & Company and CNH Industrial N.V., are substantially larger than we are and have greater financial and other resources. In addition, in some markets, we compete with smaller regional competitors with significant market share in a single country or group of countries. Our competitors may substantially increase the resources devoted to the development and marketing, including discounting, of products that compete with our products. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our sales margins and results of operations.

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

A majority of our net sales are derived from sales outside the United States. The foreign countries in which we do the most significant amount of business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil, Italy and Finland and have established manufacturing operations in emerging markets, such as China. Our results of operations and financial condition will be adversely affected by adverse changes in the laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies of the foreign countries in which we conduct business. Our business practices in these foreign countries must comply with U.S. law, including the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA, but we cannot provide assurances that future violations will not occur. If significant violations were to occur, they could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations are also subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and compliance with U.S. regulations.

Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. If demand for agricultural equipment declines, our sales, growth, results of operations and financial condition will be adversely affected. The application, modification or adoption of laws, regulations, trade agreements or policies adversely affecting the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our business. The ability of our international customers to operate their businesses and the health of the agricultural industry, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America could negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets some of these (and other) risks can be greater than they might be elsewhere. In addition, in some cases, the financing provided by our joint ventures with Rabobank or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example, Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available, whether through our joint ventures or otherwise, our sales would be negatively impacted.

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

We recently have experienced substantial and sustained volatility with respect to currency exchange rate and interest rate changes, which can adversely affect our reported results of operations and the competitiveness of our products.

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

We are subject to increasingly stringent environmental laws and regulations in the countries in which we operate. These regulations govern, among other things, emissions into the air, discharges into water, the use, handling and disposal of hazardous substances, waste disposal and the remediation of soil and groundwater contamination. Our costs of complying with these or any other current or future environmental regulations may be significant. For example, the European Union and the United States have adopted more stringent environmental regulations regarding emissions into the air, and it is possible that new emissions-related legislation or regulations will be adopted in connection with concerns regarding greenhouse gases. We may be adversely impacted by costs, liabilities or claims with respect to our operations under existing laws or those that may be adopted in the future. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions, or we may not be able to sell our products and, therefore, our business and results of operations could be adversely affected.

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

We are subject to recently adopted SEC disclosure obligations relating to “conflict minerals” (columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold) that are sourced from the Democratic Republic of Congo or adjacent countries. The first reports under these disclosure obligations were filed with the SEC in May 2014.  Complying with these requirements has and will require us to incur additional costs, including the costs to determine the sources of any conflict minerals used in our products and to modify our processes or products, if required.  As a result, we may choose to modify the sourcing, supply and pricing of materials in our products.  In addition, we may face reputational and regulatory risks if the information that we receive from our suppliers is inaccurate or inadequate, or our process in obtaining that information does not fulfill the SEC’s requirements.  We have a formal policy with respect to the use of conflict minerals in our products that is intended to minimize, if not eliminate, conflict minerals sourced from the covered countries to the extent that we are unable to document that they have been obtained from conflict-free sources.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant in the future. As of December 31, 2014, we had substantial unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See Note 8 of our Consolidated Financial Statements contained in Item 8 for more information regarding our unfunded or underfunded obligations.

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

Our credit facility and certain other debt agreements have various financial and other covenants that require us to maintain certain total debt to EBITDA and interest coverage ratios. In addition, the credit facility and certain other debt agreements contain other restrictive covenants such as the incurrence of indebtedness and the making of certain payments, including dividends, and are subject to acceleration in the event of default. If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result.

If any event of default were to occur, our lenders could, among other things, declare outstanding amounts due and payable, and our cash may become restricted. In addition, an event of default or declaration of acceleration under our credit facility or certain other debt agreements could also result in an event of default under our other financing agreements.

Our substantial indebtedness could have other important adverse consequences such as:

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricting us from being able to introduce new products or pursuing business opportunities;

•	placing us at a competitive disadvantage compared to our competitors that may have less indebtedness; and

•
limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions.

Our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations or otherwise are the victim of a cyber attack, we could incur significant losses and liability.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal manufacturing locations and/or properties as of January 31, 2015, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Duluth, Georgia	Corporate Headquarters	166,700
Hesston, Kansas	Manufacturing		1,445,300
Batavia, Illinois	Parts Distribution	310,200
Assumption, Illinois	Manufacturing/Sales and Administrative Office		933,900
Jackson, Minnesota	Manufacturing	287,000	706,000
International:
Beauvais, France(1)	Manufacturing		1,263,100
Ennery, France	Parts Distribution	58,200	403,400
Marktoberdorf, Germany	Manufacturing	154,800	1,472,000
Breganze, Italy	Manufacturing		1,548,400
Linnavuori, Finland	Manufacturing		396,300
Suolahti, Finland	Manufacturing/Parts Distribution		550,900
Canoas, Brazil	Regional Headquarters/Manufacturing		615,300
Santa Rosa, Brazil	Manufacturing		481,500
Mogi das Cruzes, Brazil	Manufacturing		727,400
Changzhou, China	Manufacturing	449,300	767,000
_______________________________________

(1)	Includes our joint venture, GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

On June 27, 2008, the Republic of Iraq filed a civil action in federal court in the Southern District of New York, Case No. 08 CIV 59617, naming as defendants one of our French subsidiaries and two of our other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. On February 6, 2013, the federal court dismissed the complaint with prejudice. The federal appeals court affirmed that decision. The time period during which the plaintiff can petition the U.S. Supreme Court for a Writ of Certiorari has not yet expired. Although we intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on us, although if the outcome was adverse, we could be required to pay damages.

On October 30, 2012, a third-party complaint was filed in federal court in the Southern District of Texas, Case No. 09 CIV 03884, naming as defendants one of our French subsidiaries and two of our other foreign subsidiaries. Sixty other entities or companies also were named as third-party defendants. The complaint asserts claims against the defendants, certain of which are also third-party plaintiffs, seeking unspecified damages arising from their participation in the Program. The third-party plaintiffs seek contribution from the third-party defendants. On February 12, 2014, the federal court dismissed the third-party complaint with prejudice. The third-party plantiffs have not appealed this dismissal, but have until after the resolution of the underlying case to do so. Although we intend to vigorously defend against this action, it is not possible at this time to predict the outcome of the action or its impact, if any, on us, although if the outcome was adverse, we could be required to pay damages.

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2014, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $49.5 million). The amount ultimately in dispute will be greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 20, 2015, the closing stock price was $50.46, and there were 364 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE as well as the amount of the dividend paid.

	High	Low	Dividend
2014
First Quarter	$59.02	$49.93	$0.11
Second Quarter	59.18	53.28	0.11
Third Quarter	56.61	45.07	0.11
Fourth Quarter	47.37	41.56	0.11

	High	Low	Dividend
2013
First Quarter	$55.15	$49.07	$0.10
Second Quarter	56.83	47.29	0.10
Third Quarter	61.88	49.63	0.10
Fourth Quarter	64.60	56.31	0.10

Dividend Policy

On January 22, 2015, our Board of Directors approved an increase in our quarterly dividend from $0.11 per share to $0.12 per share beginning in the first quarter of 2015. Future dividends will be subject to our Board of Directors’ approval. We cannot provide any assurance that we will continue to pay dividends in the future. Although we are in compliance with all provisions of our debt agreements, both our credit facility and the indenture governing our senior subordinated notes and term loan contain restrictions on our ability to pay dividends in certain circumstances. Refer to Note 9 of our Consolidated Financial Statements for further information.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
October 1, 2014 through October 31, 2014 (2)	768,763	$44.06	768,763	$156.6
November 1, 2014 through November 30, 2014 (2)	2,020,785	$43.30	2,020,785	$31.6
December 1, 2014 through December 31, 2014 (2)	838,279	$43.72	838,279	$531.6
Total	3,627,827	$43.79	3,627,827	$531.6
____________________________________
(1) In July 2012, our Board of Directors approved a share repurchase program under which we can repurchase up to $50.0 million of our common stock. This share repurchase program does not have an expiration date. In December 2013, our Board of Directors approved a second share repurchase program under which we can repurchase up to $500.0 million shares of our common stock through an expiration date of June 2015. In December 2014, our Board of Directors approved a third share repurchase program under which we can repurchase an additional $500.0 million shares of our common stock through December 2016.

(2) During October 2014, we repurchased 768,763 shares of our common stock through open market transactions. In November 2014, we entered into an accelerated repurchase agreement (“ASR”) with a third-party financial institution to repurchase $125.0 million of our common stock. The ASR agreement resulted in the initial delivery of 2,020,785 shares of our common stock, representing approximately 70% of the shares expected to be repurchased in connection with the transaction. In December 2014, the remaining 838,279 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8 for a further discussion of this matter.

Item 6.          Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 and the reports thereon are included in Item 8 in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Operating Data:
Net sales	$9,723.7	$10,786.9	$9,962.2	$8,773.2	$6,896.6
Gross profit	2,066.3	2,390.6	2,123.2	1,776.1	1,258.7
Income from operations	646.5	900.7	693.2	610.3	324.2
Net income	404.2	592.3	516.4	585.3	220.2
Net loss (income) attributable to noncontrolling interests	6.2	4.9	5.7	(2.0)	0.3
Net income attributable to AGCO Corporation and subsidiaries	$410.4	$597.2	$522.1	$583.3	$220.5
Net income per common share — diluted	$4.36	$6.01	$5.30	$5.95	$2.29
Cash dividends declared and paid per common share	$0.44	$0.40	$—	$—	$—
Weighted average shares outstanding — diluted	94.2	99.4	98.6	98.1	96.4

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$363.7	$1,047.2	$781.3	$724.4	$719.9
Total assets	7,395.9	8,438.8	7,721.8	7,257.2	5,436.9
Total long-term debt, excluding current portion	997.6	938.5	1,035.6	1,409.7	443.0
Stockholders’ equity	3,496.9	4,044.8	3,481.5	3,031.2	2,659.2
Other Data:
Number of employees	20,828	22,111	20,320	19,294	14,740

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, tillage, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 3,100 dealers and distributors as well as associates and licensees. In addition, we provide retail financing through our finance joint ventures with Rabobank.

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2014 (1)	2013 (1)	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.7	77.8	78.7
Gross profit	21.3	22.2	21.3
Selling, general and administrative expenses	10.2	10.1	10.5
Engineering expenses	3.5	3.3	3.2
Restructuring and other infrequent expenses	0.5	—	—
Impairment charge	—	—	0.2
Amortization of intangibles	0.4	0.4	0.5
Income from operations	6.6	8.4	6.9
Interest expense, net	0.6	0.5	0.6
Other expense, net	0.5	0.4	0.3
Income before income taxes and equity in net earnings of affiliates	5.5	7.4	6.0
Income tax provision	1.9	2.4	1.4
Income before equity in net earnings of affiliates	3.6	5.0	4.6
Equity in net earnings of affiliates	0.5	0.4	0.5
Net income	4.2	5.5	5.1
Net loss attributable to noncontrolling interests	0.1	—	0.1
Net income attributable to AGCO Corporation and subsidiaries	4.2%	5.5%	5.2%
____________________________________
(1) Rounding may impact summation of amounts.

2014 Compared to 2013

Net income attributable to AGCO Corporation and subsidiaries for 2014 was $410.4 million, or $4.36 per diluted share, compared to net income for 2013 of $597.2 million, or $6.01 per diluted share.

Net sales for 2014 were approximately $9,723.7 million, or 9.9% lower than 2013, primarily due to softer global market conditions and the unfavorable impact of currency translation. Income from operations was $646.5 million in 2014 compared to $900.7 million in 2013. The decrease in income from operations during 2014 was a result of lower net sales in all of our geographical segments, decreased production volumes and a weaker sales mix.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”), South American and North American regions decreased approximately $58.0 million, $78.7 million and $106.7 million, respectively, in 2014 compared to 2013 as a result of lower net sales and production levels and a weaker sales mix. Income from operations in the Asia/Pacific region decreased approximately $12.0 million in 2014 compared to 2013 primarily due to lower net sales and increased expenses associated with our new factory in China.

Industry Market Conditions

Favorable growing conditions and strong yields in 2014 resulted in record crop production that has led to lower prices of all major commodities. With lower farm income impacting farmer sentiment, industry demand softened in all major agricultural equipment markets during 2014 as compared to 2013. In North America, industry demand was significantly lower for higher horsepower tractors as well as combines and sprayers, which primarily are used in row crop applications. Improved conditions in the dairy and livestock sectors in North America supported a growth in industry demand in the lower horsepower tractor categories. Weaker demand in the Brazilian sugarcane sector and funding delays in the Brazilian government financing program negatively impacted industry demand in South America. In Western Europe, industry results by country remained mixed, with a significant decline in the markets of France and Scandinavia as well as lower demand in Germany.

In the United States and Canada, industry unit retail sales of tractors, and combines decreased approximately 2% and 25%, respectively, in 2014 compared to 2013. The most significant declines were experienced in the row crop sector, impacting demand for high horsepower tractors and combines. These declines were partially offset by higher industry sales in lower horsepower tractors. In South America, industry unit retail sales of tractors in 2014 decreased approximately 15% compared to 2013. Industry unit retail sales of combines in South America decreased approximately 24% during 2014 compared to 2013. In Western Europe, industry unit retail sales of tractors and combines decreased approximately 9% and 11%, respectively, in 2014 compared to 2013. The most significant decline were in the markets of France and Scandinavia, while Germany experienced a moderate decline and industry demand remained stable in the United Kingdom and parts of Southern Europe.

Results of Operations

Net sales for 2014 were $9,723.7 million compared to $10,786.9 million for 2013, primarily due to the softer global market conditions and the unfavorable impact of foreign currency translation. Foreign currency translation negatively impacted net sales during 2014 as compared to 2013 by approximately $258.7 million, or 2.4%, primarily due to the weakening of the Euro and the Brazilian real. The following table sets forth, for the year ended December 31, 2014, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2014	2013	$	%	$	%
North America	$2,414.2	$2,757.8	$(343.6)	(12.5)%	$(25.3)	(0.9)%
South America	1,663.4	2,039.7	(376.3)	(18.4)%	(180.1)	(8.8)%
Europe/Africa/Middle East	5,158.5	5,481.5	(323.0)	(5.9)%	(40.0)	(0.7)%
Asia/Pacific	487.6	507.9	(20.3)	(4.0)%	(13.3)	(2.6)%
	$9,723.7	$10,786.9	$(1,063.2)	(9.9)%	$(258.7)	(2.4)%

Regionally, net sales in North America decreased during 2014 compared to 2013 with the most significant decreases in net sales in high horsepower tractors, sprayers and implements, partially offset by growth in net sales of low horsepower tractors, grain storage equipment and hay tools. Net sales were lower in South America for tractors, offset by increased net sales of grain storage equipment. In the EAME region, net sales decreased in 2014 compared to 2013, with the largest net sales decreases in France and Germany, partially offset by growth in Africa and Turkey. In the Asia/Pacific region, net sales decreased in 2014 compared to 2013, primarily due to net sales declines in Asia. We estimate that worldwide average price increases were approximately 1.5% and 2% in 2014 and 2013, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 63% of our net sales in 2014, decreased approximately 14% in 2014 compared to 2013. Unit sales of tractors and combines decreased approximately 10% during 2014 compared to 2013. The unit sales decrease and the decrease in net sales can differ due to foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2014 and 2013, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2014		2013
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$2,066.3	21.3%	$2,390.6	22.2%
Selling, general and administrative expenses	995.4	10.2%	1,088.7	10.1%
Engineering expenses	337.0	3.5%	353.4	3.3%
Restructuring and other infrequent expenses	46.4	0.5%	—	—%
Amortization of intangibles	41.0	0.4%	47.8	0.4%
Income from operations	$646.5	6.6%	$900.7	8.4%
____________________________________
(1) Rounding may impact summation of amounts.

Gross profit as a percentage of net sales decreased during 2014 compared to 2013, primarily due to lower net sales and production levels as well as a weaker product mix. Pricing and cost reduction initiatives helped to partially offset these negative impacts. Unit production of tractors and combines during 2014 was approximately 15% lower than 2013. We recorded a stock compensation (credit) expense of approximately $(0.9) million and $2.3 million within cost of goods sold during 2014 and 2013, respectively, as is more fully explained in Note 1 of our Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A expenses”) as a percentage of net sales increased slightly during 2014 compared to 2013, primarily due to the decline in net sales. We recorded a stock compensation (credit) expense of approximately $(9.7) million and $32.6 million within SG&A expenses during 2014 and 2013, respectively, as is more fully explained in Note 1 of our Consolidated Financial Statements. The credit recorded in 2014 included approximately $16.9 million for the reversal of previously recorded long-term stock compensation expense. Engineering expenses as a percentage of net sales also increased slightly during 2014 compared to 2013, primarily due to lower net sales.

We recorded restructuring and other infrequent expenses of approximately $46.4 million during 2014. The restructuring and other infrequent expenses recorded in 2014 primarily related to severance and other related costs associated with the rationalization of employee headcount at various manufacturing facilities located in Europe, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States.

Interest expense, net was $58.4 million for 2014 compared to $58.0 million for 2013, which is more fully explained in “Liquidity and Capital Resources.”

Other expense, net was $49.1 million in 2014 compared to $40.1 million in 2013. Other expense, net increased during 2014 compared to 2013 primarily due to foreign exchange losses partially offset by a decline in losses on sales of receivables. Losses on sales of receivables associated with our accounts receivable sales agreements were approximately $24.8 million and $25.6 million in 2014 and 2013, respectively.

We recorded an income tax provision of $187.7 million in 2014 compared to $258.5 million in 2013. Our tax provision and effective tax rate is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2014 and 2013, we had gross deferred tax assets of $430.0 million and $423.2 million, respectively, including $75.7 million and $69.7 million, respectively, related to net operating loss carryforwards. At December 31, 2014, we had total valuation allowances as an offset to the gross deferred tax assets of $93.3 million, primarily related to net operating loss carryforwards in Brazil, China, Russia and the Netherlands. At December 31, 2013, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $77.2 million, primarily related to net operating loss carryforwards in Brazil, China and Russia. Realization of the remaining deferred tax assets as of December 31, 2014 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

Equity in net earnings of affiliates, which is comprised of income from our finance joint ventures, was $52.9 million in 2014 compared to $48.2 million in 2013. The increase in net earnings of affiliates was primarily a result of higher income in our manufacturing joint ventures during 2014 as compared to 2013. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and Note 5 of our Consolidated Financial Statements.

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

In our North American region, income from operations increased approximately $66.0 million in 2013 compared to 2012, primarily due to higher net sales, a favorable sales mix and margin improvement initiatives. Income from operations in our South American region increased approximately $51.1 million in 2013 compared to 2012, primarily due to higher sales volumes and the benefit of cost-reduction initiatives. In our EAME region, income from operations increased approximately $83.3 million in 2013 compared to 2012, primarily due to higher net sales and improved factory efficiencies, partially offset by higher engineering expenses. Income from operations in the Asia/Pacific region decreased approximately $9.7 million in 2013 compared to 2012, as a result of increased manufacturing start-up costs and market development expenses in China, which offset the benefit of increased sales in the region.

Industry Market Conditions

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

Regionally, net sales in North America increased during 2013 compared to 2012, primarily as a result of improved industry demand. The most significant increases in sales were in high horsepower tractors, sprayers, implements and grain storage equipment. Excluding the negative impact of foreign currency translation, net sales were higher in Brazil and Argentina with growth mainly in high horsepower tractors, sprayers and grain storage equipment. In the EAME region, net sales increased in 2013 compared to 2012, with the largest net sales increases in France and Germany, partially offset by lower net sales in Central and Eastern Europe. In the Asia/Pacific region, net sales increased in 2013 compared to 2012 primarily due to net sales increases in China, East Asia and Australia. We estimate that worldwide average price increases were approximately 2% and 3% in 2013 and 2012, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 66% of our net sales in 2013, increased approximately 10% in 2013 compared to 2012. Unit sales of tractors and combines increased approximately 5% during 2013 compared to 2012. The unit sales increase and the increase in net sales can differ due to foreign currency translation, pricing and sales mix changes.

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

Gross profit as a percentage of net sales increased during 2013 compared to 2012, primarily due to favorable pricing, higher sales volume, low material cost inflation and purchasing and factory efficiency initiatives. Unit production of tractors and combines during 2013 was approximately 5% higher than 2012. We recorded approximately $2.3 million and $2.4 million of stock compensation expense within cost of goods sold during 2013 and 2012, respectively, as is more fully explained in Note 1 of our Consolidated Financial Statements.

SG&A expenses as a percentage of net sales decreased slightly during 2013 compared to 2012, primarily due to the increase in net sales, which was partially offset by new market expansion expenses. We recorded approximately $32.6 million and $34.6 million of stock compensation expense within SG&A expenses during 2013 and 2012, respectively, as is more fully explained in Note 1 of our Consolidated Financial Statements. Engineering expenses increased during 2013 compared to 2012, primarily due to increased investment levels for new product development and costs to meet new engine emission standards in the United States and Europe.

Interest expense, net was $58.0 million for 2013 compared to $57.6 million for 2012, which is more fully explained in “Liquidity and Capital Resources.”

Other expense, net was $40.1 million in 2013 compared to $34.8 million in 2012. Other expense, net increased during 2013 compared to 2012, primarily due to increased losses on sales of receivables. Losses on sales of receivables primarily under our accounts receivable sales agreements were approximately $25.6 million and $21.8 million in 2013 and 2012, respectively.

We recorded an income tax provision of $258.5 million in 2013 compared to $137.9 million in 2012. Our tax provision is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded. Our 2012 income tax rate provision (as reconciled in Note 6 of our Consolidated Financial Statements) included the usage of approximately $54.7 million of valuation allowance resulting from income generated in the United States during 2012. The 2012 income tax provision also included a reversal of approximately $13.8 million of the remaining valuation allowance previously established against our U.S. deferred tax assets and the recognition of certain U.S. research and development tax credits of approximately $13.1 million.

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

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was $48.2 million in 2013 compared to $53.5 million in 2012. The reduction in net earnings of affiliates was primarily a result of lower income in our manufacturing joint ventures. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2014:
Net sales	$2,333.4	$2,750.3	$2,154.8	$2,485.2
Gross profit	514.9	631.5	421.9	498.0
Income from operations	155.7	266.7	108.7	115.4
Net income	99.2	166.0	62.5	76.5
Net loss attributable to noncontrolling interests	0.4	2.2	2.5	1.1
Net income attributable to AGCO Corporation and subsidiaries	99.6	168.2	65.0	77.6
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	1.03	1.77	0.69	0.85
2013:
Net sales	$2,403.1	$3,048.2	$2,475.9	$2,859.7
Gross profit	533.1	710.3	556.2	591.0
Income from operations	177.4	327.1	199.0	197.2
Net income	117.1	213.1	125.2	136.9
Net loss attributable to noncontrolling interests	0.9	0.6	1.0	2.4
Net income attributable to AGCO Corporation and subsidiaries	118.0	213.7	126.2	139.3
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	1.19	2.15	1.27	1.40

Finance Joint Ventures

Our AGCO Finance joint ventures provide retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of December 31, 2014, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $389.0 million compared to $390.2 million as of December 31, 2013. The total finance portfolio in our finance joint ventures was approximately $8.9 billion and $9.4 billion as of December 31, 2014 and 2013, respectively. The total finance portfolio as of December 31, 2014 included approximately $7.4 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2013 included approximately $7.8 billion of retail receivables and $1.6 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During 2014, we did not make additional investments in our finance joint ventures. During 2013 and 2012, we made a total of approximately $15.5 million and $7.1 million, respectively, of additional investments in our finance joint ventures in Germany and the Netherlands, primarily related to additional capital required as a result of increased finance portfolios during 2013 and 2012. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $48.8 million for both years ended December 31, 2014 and 2013.

The total finance portfolio in our finance joint venture in Brazil was $1.5 billion and $1.8 billion as of December 31, 2014 and 2013, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses to be adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed, and further payment deferral programs implemented by the Brazilian government. To date, our finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ level of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

Worldwide industry demand is expected to decline in 2015 compared to 2014 levels. Based on their current levels, lower commodity prices in 2015 are expected to result in reduced farm income and weaker industry demand across the developed agricultural equipment markets. Our net sales in 2015 are also expected to decrease compared to 2014, primarily due to the projected industry decline and unfavorable currency translation. We expect gross and operating margins to be lower than 2014 levels as a result of the reduction in net sales and production volumes as well as a weaker product mix. Benefits from our productivity and purchasing initiatives and restructuring actions are expected to partially offset the volume-related impacts.

Recent Acquisitions

On September 11, 2014, we acquired the remaining 39% interest of Santal Equipamentos S.A. Comércio e Indústria (“Santal”) for approximately R$9.0 million (or approximately $3.7 million). Santal is headquartered in Ribeirão Preto, Brazil, and manufactures and distributes sugar cane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. Due to the fact that we and the seller each had a call option and put option, respectively, with varying dates with respect to the remaining 39% interest in Santal, the fair value of the redeemable noncontrolling interest had previously been recorded within “Temporary equity” in our Consolidated Balance Sheets. The acquisition of the remaining interest was funded with available cash on hand. The redemption and related amounts settled were reflected in “Additional paid-in capital” in our Consolidated Balance Sheets.

On August 1, 2014, we acquired Intersystems Holdings, Inc. (“Intersystems”) for approximately $134.4 million, net of cash acquired of approximately $4.1 million (or approximately $130.3 million, net). Intersystems, headquartered in Omaha, Nebraska, designs and manufactures commercial material handling solutions, primarily for the agricultural, biofuels and food and feed processing industries. The acquisition was financed with available cash on hand and our credit facility (refer to Note 7 of our Consolidated Financial Statements for further information). We allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. We recorded approximately $46.3 million of customer relationship, technology and trademark identifiable intangible assets and approximately $89.6 million of goodwill associated with the acquisition. The goodwill recorded was reported within our North American geographical reportable segment. The results of operations of Intersystems have been included in our Consolidated Financial Statements as of and from the date of acquisition.

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

We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our €200.0 million (or approximately $242.0 million as of December 31, 2014) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of a $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility, which expires in June 2019. As of December 31, 2014, $49.4 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility (see further discussion below).

•
Our accounts receivable sales agreements with our finance joint ventures in the United States, Canada and Europe. As of December 31, 2014, approximately $1.2 billion of cash had been received under these agreements (see further discussion below).

•
Our term loan with the European Investment Bank (“EIB”) that provides us with the ability to borrow up to €200.0 million (see further discussion below). This term loan was funded by the EIB in January 2015.

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

On June 30, 2014, we amended and restated our credit facility agreement, increasing the multi-currency revolving credit facility from $600.0 million to $800.0 million and maintaining our $355.0 million term loan facility. The maturity date of our credit facility also was extended until June 28, 2019. We are not required to make quarterly payments towards the term loan. Previously, we were required to make quarterly payments towards the term loan of $5.0 million that were to increase to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2014, we had $404.4 million of outstanding borrowings under the credit facility and availability to borrow approximately $750.6 million.

As of December 31, 2013, we had $360.0 million of outstanding borrowings under our credit facility and availability to borrow approximately $600.0 million.

In December 2014, we entered into a term loan with the EIB, which provided us with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $232.4 million) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the use of funds for certain research and development projects, the incurrence of indebtedness and the making of certain payments, and is subject to acceleration in the event of default. We also have to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

See Note 7 of our Consolidated Financial Statements for a full description of these facilities.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2014 and 2013, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

Our AGCO Finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2014 and 2013, these finance joint ventures had approximately $43.3 million and $68.2 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements also are accounted for as off-balance sheet transactions.

Former Facilities

Our former 1¼% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006 and provided for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of our common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes were converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes were unsecured obligations and were convertible into cash and shares of our common stock upon satisfaction of certain conditions. Interest was payable on the notes at 1¼% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. Holders of our former 1¼% convertible senior subordinated notes had the ability to convert the notes if, during any fiscal quarter, the closing sales price of our common stock exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The notes would have been convertible into shares of our common stock at an effective price of $40.27 per share as of June 30, 2014, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to our stockholders. This effective price reflected a conversion rate for the notes of 24.8295 shares of common stock per $1,000 principal amount of notes.

During the first six months of 2014, holders of our former 1¼% convertible senior subordinated notes converted or we repurchased approximately $49.7 million of aggregate principal amount of the notes. In May 2014, we announced our election to redeem the remaining $151.5 million balance of the notes with a redemption date of June 20, 2014. Substantially all of the holders of the notes elected to convert their remaining notes prior to the redemption date. The redemptions settled in July 2014. For the year ended December 31, 2014, we issued a total of 1,437,465 shares of our common stock associated with the $81.0 million excess conversion value of all notes converted. We reflected the repayment of the principal of the notes totaling $201.2 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statements of Cash Flows for the year ended December 31, 2014.

During the year ended December 31, 2013, holders of our former 1 1/4% convertible senior subordinated notes converted less than $0.1 million of principal amount of the notes. We issued 286 shares of our common stock associated with the less than $0.1 million excess conversion value of the notes. We reflected the repayment of the principal of the notes totaling less than $0.1 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statements of Cash Flows for the year ended December 31, 2013.

The former 1¼% convertible senior subordinated notes impacted the diluted weighted average shares outstanding which was dependent on our stock price for the excess conversion value using the treasury stock method. Refer to Notes 1 and 7 of our Consolidated Financial Statements for further discussion.

Cash Flows

Cash flows provided by operating activities were $438.4 million during 2014 compared to $797.0 million during 2013. The decrease in cash flows provided by operating activities during 2014 was primarily due to a decrease in net income as well as a reduction in accounts payable.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,311.0 million in working capital at December 31, 2014, as compared with $1,705.1 million at December 31, 2013. Accounts receivable and inventories, combined, at December 31, 2014 were $242.2 million lower than at December 31, 2013. The decrease in inventories as of December 31, 2014 compared to December 31, 2013 was primarily due to production cuts initiated in 2014 and the impact of foreign currency translation.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 23.8% at December 31, 2014 compared to 23.6% at December 31, 2013.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2014 are as follows (in millions):

	Payments Due By Period
	Total	2015	2016 to 2017	2018 to 2019	2020 and Beyond
Indebtedness(1)	$1,091.9	$94.3	$292.5	$389.7	$315.4
Interest payments related to indebtedness(2)	167.3	35.0	44.0	58.7	29.6
Capital lease obligations	4.0	2.0	1.9	0.1	—
Operating lease obligations	194.2	52.2	60.3	29.8	51.9
Unconditional purchase obligations	130.9	100.2	25.0	5.7	—
Other short-term and long-term obligations(3)	402.8	107.8	75.1	96.5	123.4
Total contractual cash obligations	$1,991.1	$391.5	$498.8	$580.5	$520.3

	Amount of Commitment Expiration Per Period
			2016 to 2017	2018 to 2019	2020 and Beyond
	Total	2015
Standby letters of credit and similar instruments	$18.5	$18.2	$0.2	$0.1	$—
Guarantees	129.7	124.7	4.2	0.8	—
Total commercial commitments and letters of credit	$148.2	$142.9	$4.4	$0.9	$—
_______________________________________
(1) Indebtedness amounts reflect the principal amount of our senior term loan, senior notes and credit facility.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements. Debt may be repaid sooner or later than such minimum maturity periods (unaudited).
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

Commitments and Off-Balance Sheet Arrangements

Guarantees

We maintain a remarketing agreement with our finance joint venture in the United States, whereby we are obligated to repurchase repossessed inventory at market values. We have an agreement with our finance joint venture in the United States which limits our purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. We believe that any losses that might be incurred on the resale of this equipment will not materially impact our financial position or results of operations, due to the fact that the repurchase obligation would be equivalent to the fair value of the underlying equipment.

At December 31, 2014, we guaranteed indebtedness owed to third parties of approximately $129.7 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2019. We believe the credit risk associated with these guarantees is not material to our financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid.

Other

At December 31, 2014, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,834.3 million. The outstanding contracts as of December 31, 2014 range in maturity through December 2015. Gains and losses on such contracts historically are substantially offset by losses and gains on the exposures being hedged. See “Foreign Currency Risk Management” for additional information.

As discussed in “Liquidity and Capital Resources,” we sell a majority of our wholesale accounts receivable in North America and Europe to our U.S., Canadian and European finance joint ventures. We also sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have determined that these facilities should be accounted for as off-balance sheet transactions.

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate (see Note 12 to the Consolidated Financial Statements and Item 3. Legal Proceedings).

Related Parties

Rabobank is a 51% owner in our finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in our credit facility. The majority of the assets of our finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the finance joint ventures. During 2014, we did not make additional investments in our finance joint ventures. During 2013 and 2012, we made a total of approximately $15.5 million and $7.1 million, respectively, of additional investments in our finance joint ventures in Germany and the Netherlands, primarily related to additional capital required as a result of increased retail finance portfolios during 2013 and 2012.

Our finance joint ventures provide retail and wholesale financing to our dealers. The terms of the financing arrangements offered to our dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, we transfer, on an ongoing basis, a majority of our wholesale receivables in North America and Europe to our U.S., Canadian and European finance joint ventures. See Note 4 of our Consolidated Financial Statements for further discussion of these agreements. We maintain a remarketing agreement with our U.S. finance joint venture, AGCO Finance LLC, as discussed above under “Commitments and Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our finance joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

Tractors and Farm Equipment Limited (“TAFE”), in which we hold a 23.75% interest, manufactures Massey Ferguson-branded equipment primarily in India and also supplies tractors and components to us for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of our Board of Directors. As of December 31, 2014, TAFE owned 11,196,271 shares of our common stock. We and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of our common stock, subject to certain adjustments, and we have agreed to annually nominate a TAFE representative to our Board of Directors. During 2014, 2013 and 2012, we purchased approximately $149.0 million, $90.7 million and $104.5 million, respectively, of tractors and components from TAFE. During 2014, 2013 and 2012, we sold approximately $2.1 million, $0.8 million and $0.3 million, respectively, of parts to TAFE. We received dividends from TAFE of approximately $1.8 million, $1.6 million and $1.3 million during 2014, 2013 and 2012, respectively.

During 2014, 2013 and 2012, we paid approximately $3.4 million, $3.3 million and $3.8 million, respectively, to PPG Industries, Inc. for painting materials used in our manufacturing processes. Our Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

During 2014 and 2013, we paid approximately $2.2 million and $2.3 million, respectively, to Ryerson, Inc. for steel used in our manufacturing processes. Michael Arnold, who is the President and Chief Executive Officer of Ryerson, Inc., is currently a member of our Board of Directors.

Foreign Currency Risk Management

We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros or United States dollars. See Note 15 of our Consolidated Financial Statements for net sales by customer location. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2014, 2013 and 2012, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified to cost of goods sold during the years ended December 31, 2014, 2013 and 2012 was approximately $1.5 million, $0.5 million and $8.1 million, respectively, on an after-tax basis. The amount of the unrealized (loss) gain recorded to other comprehensive loss related to the outstanding cash flow hedges as of December 31, 2014, 2013 and 2012 was approximately $(0.1) million, $(0.2) million and $0.7 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2014 range in maturity through December 2015.

Assuming a 10% change relative to the currency of the hedge contract, the fair value of the foreign currency instruments could be negatively impacted by approximately $42.0 million as of December 31, 2014. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates

We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. During 2014, we had fixed rate debt from our convertible senior subordinated notes, senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, interest expense, net for the year ended December 31, 2014 would have increased by approximately $4.9 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2014, 2013 and 2012.

Recent Accounting Pronouncements

See Note 1 of our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

Critical Accounting Estimates

We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. In the preparation of these financial statements, we make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 of our Consolidated Financial Statements. We believe that our application of the policies discussed below involves significant levels of judgment, estimates and complexity.

Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Discount and Sales Incentive Allowances

We provide various volume bonus and sales incentive programs with respect to our products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. We record the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that we do not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of our volume discount programs, as well as sales incentives associated with accounts receivable sold to our U.S. and Canadian finance joint ventures, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2014, we had recorded an allowance for discounts and sales incentives of approximately $255.0 million, primarily related to allowances in our North America geographical segment that will be paid either through a reduction of future invoices, through credit memos to our dealers or through reductions in retail financing rates. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs, our reserve would increase by approximately $8.9 million as of December 31, 2014. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $8.9 million as of December 31, 2014.

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $187.7 million in 2014 compared to $258.5 million in 2013. Our tax provision and effective tax rate is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2014 and 2013, we had gross deferred tax assets of $430.0 million and $423.2 million, respectively, including $75.7 million and $69.7 million, respectively, related to net operating loss carryforwards. At December 31, 2014, we had total valuation allowances as an offset to the gross deferred tax assets of $93.3 million, primarily related to net operating loss carryforwards in Brazil, China and the Netherlands. At December 31, 2013, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $77.2 million, primarily related to net operating loss carryforwards in Brazil, China and Russia. Realization of the remaining deferred tax assets as of December 31, 2014 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2014 and 2013, we had approximately $130.6 million and $122.2 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2014 and 2013, we had approximately $64.7 million and $61.9 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2014 and 2013, we had accrued interest and penalties related to unrecognized tax benefits of approximately $15.3 million and $14.4 million, respectively. See Note 6 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

Warranty and Additional Service Actions

Warranty coverage on our products generally covers parts, labor and other expenses. At the time of sale, we make provisions for estimated expenses related to product warranties and base these estimates on historical experience of the nature, frequency and average cost of warranty claims. Separately, we also establish reserves for known material defects, based on formal campaigns to repair such defects, when the costs are deemed to be probable and can be reasonably estimated. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect net income.

Our estimate of warranty obligations is re-evaluated on a quarterly basis. Experience has shown that initial data for any product series line can be volatile; therefore, our process relies upon long-term historical averages until sufficient data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting balances are then compared with present spending rates to ensure that the accruals are adequate to meet expected future obligations.

See Note 1 of our Consolidated Financial Statements for more information regarding costs and assumptions for warranties.

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

Pensions

We sponsor defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

In the United States, we sponsor a funded, qualified defined benefit pension plan for our salaried employees, as well as a separate funded qualified defined benefit pension plan for our hourly employees. Both plans are frozen to entrants, and we fund at least the minimum contributions required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code to both plans. In addition, we maintain an unfunded, nonqualified defined benefit pension plan for certain U.S.-based senior executives, which is our Executive Nonqualified Pension Plan (“ENPP”).

In the United Kingdom, we sponsor a funded defined benefit pension plan that provides an annuity benefit based on participants’ final average earnings and service. Participation in this plan is limited to certain older, longer service employees and existing retirees. This plan is closed to new participants.

See Note 8 of our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

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

For the years ended December 31, 2014, 2013 and 2012, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

The other key assumptions and methods were set as follows:

•	Our inflation assumption is based on an evaluation of external market indicators.

•	The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•
The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers, and reflects a projection of the expected arithmetic returns over 10 years.

•	Retirement and termination rates primarily are based on actual plan experience and actuarial standards of practice.

•
The mortality rates for the U.S. defined benefit pension plans were updated in 2014 to reflect expected improvements in the life expectancy of the plan participants. The mortality rates for the U.K. defined benefit pension plan were updated in 2012 to reflect expected improvements in the life expectancy of the plan participants.

•	The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 87% of our consolidated projected benefit obligation as of December 31, 2014. If the discount rate used to determine the 2014 projected benefit obligation for our U.S. qualified defined benefit pension plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $1.2 million at December 31, 2014, and our 2015 pension expense would decrease by a nominal amount. If the discount rate used to determine the 2014 projected benefit obligation for our U.S. qualified defined benefit pension plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $1.2  million at December 31, 2014, and our 2015 pension expense would increase by a nominal amount. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $28.4 million at December 31, 2014, and our 2015 pension expense would increase by approximately $0.6 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $27.3 million at December 31, 2014, and our 2015 pension expense would decrease by approximately $0.7 million. In addition, if the expected long-term rate of return on plan assets related to our U.K. defined benefit pension plan was increased or decreased by 25 basis points, our 2015 pension expense would decrease or increase by approximately $1.5 million each, respectively. The impact to our U.S. defined benefit pension plans for a 25-basis-point change in our expected long-term rate of return would have an insignificant impact to our 2015 pension expense.

Unrecognized actuarial losses related to our defined benefit pension plans and ENPP were $329.7 million as of December 31, 2014 compared to $265.5 million as of December 31, 2013. The increase in unrecognized losses between years primarily resulted from a decrease in discount rates during 2014, offset by favorable investment performance. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2014, the average amortization period was 19 years for our U.S. defined benefit pension plans and 22 years for our non-U.S. defined benefit pension plans. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants. As of December 31, 2014, the average amortization period was 11 years for our ENPP. The estimated net actuarial loss for our defined benefit pension plans and ENPP expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2015 is approximately $11.4 million compared to approximately $9.5 million during the year ended December 31, 2014.

As of December 31, 2014, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $249.6 million, primarily due to our defined pension plan in the United Kingdom. In 2014, we contributed approximately $43.4 million towards those obligations, and we expect to fund approximately $38.7 million in 2015. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £15.3 million per year (or approximately $23.8 million) towards that obligation for the next nine years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

See Note 8 of our Consolidated Financial Statements for more information regarding the investment strategy and concentration of risk.

Other Postretirement Benefits (Retiree Health Care and Life Insurance)

We provide certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil. Participation in these plans has generally been limited to older employees and existing retirees. See Note 8 of our Consolidated Financial Statements for more information regarding costs and assumptions for other postretirement benefits.

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

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, and an assessment of likely long-term trends. For the years ended December 31, 2014, 2013 and 2012, as previously discussed, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. After the bond portfolio is selected, a single discount rate is determined such that the market value of the bonds purchased equals the discounted value of the plan’s benefit payments. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2014 to reflect expected improvements in the life expectancy of the plan participants. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 94% of our consolidated projected benefit obligation. If the discount rate used to determine the 2014 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.8 million at December 31, 2014, and our 2015 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2014 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.8 million, and our 2015 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. and Brazilian postretirement benefit plans were $3.3 million as of December 31, 2014 compared to $4.1 million as of December 31, 2013, of which $6.4 million and $6.5 million, respectively, related to our U.S. postretirement benefit plans. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2014, the average amortization period was 15 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2015 is approximately $0.1 million, compared to approximately $0.1 million during the year ended December 31, 2014.

As of December 31, 2014, we had approximately $29.6 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2014, we made benefit payments of approximately
$1.6 million towards these obligations, and we expect to make benefit payments of approximately $1.5 million towards these obligations in 2015.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2014 and 2013, we assumed a 7.0% and 7.5% health care cost trend rate for 2015 and 2014, respectively, decreasing to 5.0% by 2019. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2014, we assumed a 12.25% health care cost trend rate for 2015, decreasing to 6.45% by 2025. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2013, we assumed a 12.25% health care cost trend rate for 2014, decreasing to 6.45% by 2024. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2014 and the accumulated postretirement benefit obligation at December 31, 2014 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.8	$(3.2)

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

Goodwill, Other Intangible Assets and Long-Lived Assets

We test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment, for example, a component. We combine and aggregate two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our reportable segments are not our reporting units.

Goodwill is evaluated annually as of October 1 for impairment using a qualitative assessment or a quantitative two-step assessment. If we elect to perform a qualitative assessment and determine the fair value of our reporting units more likely than not exceeds their carrying value, no further evaluation is necessary. For reporting units where we perform a two-step quantitative assessment, the first step requires us to compare the fair value of each reporting unit to its respective carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value of the reporting unit, the second step of the quantitative assessment is required to measure the amount of impairment, if any. The second step of the quantitative assessment results in a calculation of the implied fair value of the reporting unit’s goodwill, which is determined as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

We utilize a combination of valuation techniques, including a discounted cash flow approach and a market multiple approach, when making quantitative goodwill assessments.

We review our long-lived assets, which includes intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. If we determine that the carrying amount of an asset or asset group is not recoverable based on the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

We make various assumptions, including assumptions regarding future cash flows, market multiples, growth rates and discount rates, in our assessments of the impairment of goodwill, other indefinite-lived intangible assets and long-lived assets. The assumptions about future cash flows and growth rates are based on the current and long-term business plans of the reporting unit or related to the long-lived assets. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit or long-lived assets. These assumptions require significant judgments on our part, and the conclusions that we reach could vary significantly based upon these judgments.

The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2014 and 2013 indicated that no reduction in the carrying amount of goodwill and long-lived assets was required.

During the fourth quarter of 2012, we recorded a non-cash impairment charge of approximately $22.4 million related to goodwill and certain other identifiable intangible assets associated with our Chinese harvesting business in accordance with ASC 350, “Intangibles - Goodwill and Other.” See Note 1 of our Consolidated Financial Statements for further discussion. The results of our goodwill impairment analysis conducted as of October 1, 2012 indicated that no other reduction in the carrying amount of goodwill and long-lived assets was required.

As of December 31, 2014, we had approximately $1,192.8 million of goodwill. While our annual impairment testing in 2014 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risk Management” and “- Interest Rates” on pages 31 and 32 under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2014 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 27, 2015

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$9,723.7	$10,786.9	$9,962.2
Cost of goods sold	7,657.4	8,396.3	7,839.0
Gross profit	2,066.3	2,390.6	2,123.2
Selling, general and administrative expenses	995.4	1,088.7	1,041.2
Engineering expenses	337.0	353.4	317.1
Restructuring and other infrequent expenses	46.4	—	—
Impairment charge	—	—	22.4
Amortization of intangibles	41.0	47.8	49.3
Income from operations	646.5	900.7	693.2
Interest expense, net	58.4	58.0	57.6
Other expense, net	49.1	40.1	34.8
Income before income taxes and equity in net earnings of affiliates	539.0	802.6	600.8
Income tax provision	187.7	258.5	137.9
Income before equity in net earnings of affiliates	351.3	544.1	462.9
Equity in net earnings of affiliates	52.9	48.2	53.5
Net income	404.2	592.3	516.4
Net loss attributable to noncontrolling interests	6.2	4.9	5.7
Net income attributable to AGCO Corporation and subsidiaries	$410.4	$597.2	$522.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$4.39	$6.14	$5.38
Diluted	$4.36	$6.01	$5.30
Cash dividends declared and paid per common share	$0.44	$0.40	$—
Weighted average number of common and common equivalent shares outstanding:
Basic	93.4	97.3	97.1
Diluted	94.2	99.4	98.6

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$404.2	$592.3	$516.4
Other comprehensive loss, net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	(2.5)
Net loss recognized due to settlement	0.4	—	—
Net gain recognized due to curtailment	(0.4)	—	—
Net actuarial (loss) gain arising during year	(54.8)	45.2	(28.2)
Amortization of prior service cost included in net periodic pension cost	0.6	0.6	0.4
Amortization of net actuarial losses included in net periodic pension cost	7.3	10.7	7.6
Derivative adjustments:
Net changes in fair value of derivatives	(1.4)	(1.4)	(3.1)
Net losses reclassified from accumulated other comprehensive loss into income	1.5	0.5	8.1
Foreign currency translation adjustments	(349.3)	(87.2)	(62.7)
Other comprehensive loss, net of reclassification adjustments	(396.1)	(31.6)	(80.4)
Comprehensive income	8.1	560.7	436.0
Comprehensive loss attributable to noncontrolling interests	6.5	5.2	7.3
Comprehensive income attributable to AGCO Corporation and subsidiaries	$14.6	$565.9	$443.3

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$363.7	$1,047.2
Accounts and notes receivable, net	963.8	940.6
Inventories, net	1,750.7	2,016.1
Deferred tax assets	217.2	241.2
Other current assets	232.5	272.0
Total current assets	3,527.9	4,517.1
Property, plant and equipment, net	1,530.4	1,602.3
Investment in affiliates	424.1	416.1
Deferred tax assets	25.8	24.4
Other assets	141.1	134.6
Intangible assets, net	553.8	565.6
Goodwill	1,192.8	1,178.7
Total assets	$7,395.9	$8,438.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$94.3	$110.5
Convertible senior subordinated notes	—	201.2
Accounts payable	670.2	960.3
Accrued expenses	1,244.1	1,389.2
Other current liabilities	208.3	150.8
Total current liabilities	2,216.9	2,812.0
Long-term debt, less current portion	997.6	938.5
Pensions and postretirement health care benefits	269.0	246.4
Deferred tax liabilities	238.8	251.2
Other noncurrent liabilities	176.7	145.9
Total liabilities	3,899.0	4,394.0
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2014 and 2013	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 89,146,093 and 97,362,466 shares issued and outstanding at December 31, 2014 and 2013, respectively	0.9	1.0
Additional paid-in capital	582.5	1,117.9
Retained earnings	3,771.6	3,402.0
Accumulated other comprehensive loss	(906.5)	(510.7)
Total AGCO Corporation stockholders’ equity	3,448.5	4,010.2
Noncontrolling interests	48.4	34.6
Total stockholders’ equity	3,496.9	4,044.8
Total liabilities and stockholders’ equity	$7,395.9	$8,438.8

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred (Losses) Gains on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2011	97,194,732	$1.0	$1,073.2	$2,321.6	$(240.2)	$(156.1)	$(4.3)	$(400.6)	$36.0	$3,031.2	$—
Net income (loss)	—	—	—	522.1	—	—	—	—	3.0	525.1	(8.7)
Issuance of restricted stock	13,986	—	1.0	—	—	—	—	—	—	1.0
Stock options and SSARs exercised	16,287	—	(0.3)	—	—	—	—	—	—	(0.3)
Stock compensation	—	—	35.8	—	—	—	—	—	—	35.8
Investments by redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	17.6
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(4.0)	(4.0)
Purchases and retirement of common stock	(409,007)	—	(17.6)	—	—	—	—	—	—	(17.6)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(2.5)	—	—	(2.5)	—	(2.5)
Net actuarial loss arising during year	—	—	—	—	(28.2)	—	—	(28.2)	—	(28.2)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.4	—	—	0.4	—	0.4
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	7.6	—	—	7.6	—	7.6
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	5.0	5.0	—	5.0
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	(9.2)	—	—	—	—	—	—	(9.2)	9.2
Change in cumulative translation adjustment	—	—	—	—	—	(61.1)	—	(61.1)	—	(61.1)	(1.6)
Balance, December 31, 2012	96,815,998	1.0	1,082.9	2,843.7	(262.9)	(217.2)	0.7	(479.4)	33.3	3,481.5	16.5
Net income (loss)	—	—	—	597.2	—	—	—	—	4.4	601.6	(9.3)
Payment of dividends to shareholders	—	—	—	(38.9)	—	—	—	—	—	(38.9)
Issuance of restricted stock	12,059	—	0.6	—	—	—	—	—	—	0.6
Issuance of performance award stock	491,692	—	(14.7)	—	—	—	—	—	—	(14.7)
SSARs exercised	61,941	—	(2.2)	—	—	—	—	—	—	(2.2)
Stock compensation	—	—	34.0	—	—	—	—	—	—	34.0
Excess tax benefit of stock awards	—	—	11.4	—	—	—	—	—	—	11.4
Conversion of 1 1/4% convertible senior subordinated notes	286	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(3.1)	(3.1)
Changes in noncontrolling interest	—	—	(2.3)	—	—	—	—	—	—	(2.3)	2.3
Purchases and retirement of common stock	(19,510)	—	(1.0)	—	—	—	—	—	—	(1.0)
Defined benefit pension plans, net of taxes:
Net actuarial gain arising during year	—	—	—	—	45.2	—	—	45.2	—	45.2
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	10.7	—	—	10.7	—	10.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	9.2	—	—	—	—	—	—	9.2	(9.2)
Change in cumulative translation adjustment	—	—	—	—	—	(86.9)	—	(86.9)	—	(86.9)	(0.3)
Balance, December 31, 2013	97,362,466	1.0	1,117.9	3,402.0	(206.4)	(304.1)	(0.2)	(510.7)	34.6	4,044.8	—
Net income (loss)	—	—	—	410.4	—	—	—	—	0.1	410.5	(6.3)
Payment of dividends to shareholders	—	—	—	(40.8)	—	—	—	—	—	(40.8)
Issuance of restricted stock	14,907	—	0.9	—	—	—	—	—	—	0.9
Issuance of performance award stock	367,100	—	(11.8)	—	—	—	—	—	—	(11.8)
SSARs exercised	30,477	—	(1.2)	—	—	—	—	—	—	(1.2)
Stock compensation	—	—	(11.7)	—	—	—	—	—	—	(11.7)
Shortfall in tax benefit of stock awards	—	—	(0.2)	—	—	—	—	—	—	(0.2)
Conversion of 1 1/4% convertible senior subordinated notes	1,437,465	—	—	—	—	—	—	—	—	—
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	16.1	16.1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.4)	(2.4)
Changes in noncontrolling interest	—	—	(11.8)	—	—	—	—	—	—	(11.8)	6.6
Purchases and retirement of common stock	(10,066,322)	(0.1)	(499.6)	—	—	—	—	—	—	(499.7)
Defined benefit pension plans, net of taxes:
Net loss recognized due to settlement	—	—	—	—	0.4	—	—	0.4	—	0.4
Net gain recognized due to curtailment	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Net actuarial loss arising during year	—	—	—	—	(54.8)	—	—	(54.8)	—	(54.8)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	7.3	—	—	7.3	—	7.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	0.1	0.1	—	0.1
Change in cumulative translation adjustment	—	—	—	—	—	(349.0)	—	(349.0)	—	(349.0)	(0.3)
Balance, December 31, 2014	89,146,093	$0.9	$582.5	$3,771.6	$(253.3)	$(653.1)	$(0.1)	$(906.5)	$48.4	$3,496.9	$—
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$404.2	$592.3	$516.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	239.4	211.6	180.6
Deferred debt issuance cost amortization	2.7	3.5	3.5
Impairment charge	—	—	22.4
Amortization of intangibles	41.0	47.8	49.3
Amortization of debt discount	—	9.2	8.7
Stock compensation (credit) expense	(10.8)	34.6	36.8
Equity in net earnings of affiliates, net of cash received	(25.4)	(19.0)	(25.7)
Deferred income tax provision (benefit)	3.6	21.7	(36.4)
Other	2.5	0.3	0.6
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(103.9)	(36.2)	40.6
Inventories, net	111.4	(356.9)	(160.9)
Other current and noncurrent assets	29.1	7.0	(71.8)
Accounts payable	(219.4)	54.7	(61.7)
Accrued expenses	(71.2)	123.4	154.5
Other current and noncurrent liabilities	35.2	103.0	9.5
Total adjustments	34.2	204.7	150.0
Net cash provided by operating activities	438.4	797.0	666.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(301.5)	(391.8)	(340.5)
Proceeds from sale of property, plant and equipment	2.8	2.6	0.9
Purchase of businesses, net of cash acquired	(130.3)	(9.5)	(2.9)
Investments in consolidated affiliates, net of cash acquired	—	—	(20.1)
Investments in unconsolidated affiliates	(3.9)	(10.0)	(15.8)
Restricted cash and other	—	—	3.7
Net cash used in investing activities	(432.9)	(408.7)	(374.7)
Cash flows from financing activities:
Proceeds from debt obligations	1,689.4	1,135.9	926.3
Repayments of debt obligations	(1,588.8)	(1,194.0)	(1,148.8)
Purchases and retirement of common stock	(499.7)	(1.0)	(17.6)
Repurchase or conversion of convertible senior subordinated notes	(201.2)	—	—
Payment of dividends to stockholders	(40.8)	(38.9)	—
Payment of minimum tax withholdings on stock compensation	(13.2)	(17.0)	(0.3)
Purchase of or distribution to noncontrolling interests	(6.1)	(3.1)	(1.0)
Payment of debt issuance costs	(1.4)	(0.1)	(0.2)
Excess tax benefit related to stock compensation	—	11.4	—
Other	(0.2)	—	—
Net cash used in financing activities	(662.0)	(106.8)	(241.6)
Effects of exchange rate changes on cash and cash equivalents	(27.0)	(15.6)	6.8
(Decrease) increase in cash and cash equivalents	(683.5)	265.9	56.9
Cash and cash equivalents, beginning of year	1,047.2	781.3	724.4
Cash and cash equivalents, end of year	$363.7	$1,047.2	$781.3

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, tillage, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, GSI®, Massey Ferguson®, and Valtra®. The Company distributes most of its products through a combination of approximately 3,100 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

Basis of Presentation and Consolidation

The Company’s Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures where the Company has been determined to be the primary beneficiary. The Company consolidates a variable interest entity (“VIE”) if the Company determines it is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company also consolidates all entities that are not considered VIEs if it is determined that it has a controlling voting interest to direct the activities that most significantly impact the joint venture or entity. The Company records investments in all other affiliate companies using the equity method of accounting when it has significant influence. Other investments, including those representing an ownership of less than 20%, are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. In certain countries, sales of certain grain storage and protein production systems where the Company is responsible for construction or installation and may be contingent upon customer acceptance, are recorded at the completion of the project. Payment terms vary by market and product, with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment or specified delivery, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier at the point of the stated shipping or delivery term. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title is that enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

revised in the event of subsequent modification to the incentive program. See “Accounts and Notes Receivable” for further discussion.

In the United States and Canada, all equipment sales to dealers are immediately due upon a retail sale of the equipment by the dealer with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment or delivery. Interest generally is charged on the outstanding balance six to 12 months after shipment or delivery. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger, seasonal stock orders generally requiring payment within six months of shipment. Sales of grain storage and protein production systems generally are payable within 30 days of shipment.

In other international markets, equipment sales generally are payable in full within 30 to 180 days of shipment or delivery. Payment terms for some highly seasonal products have a specified due date during the year regardless of the shipment or delivery date. Sales of replacement parts generally are payable within 30 to 90 days of shipment, with terms for some larger, seasonal stock orders generally payable within six months of shipment.

In certain markets, particularly in North America, there is a time lag, which varies based on the timing and level of retail demand, between the date the Company records a sale and when the dealer sells the equipment to a retail customer.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated into United States currency in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in “Accumulated other comprehensive loss” in stockholders’ equity within the Company’s Consolidated Balance Sheets. Gains and losses, which result from foreign currency transactions, are included in the accompanying Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash at December 31, 2014 and 2013 of $215.3 million and $465.2 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2014 and 2013 of $148.4 million and $582.0 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

Accounts and Notes Receivable

Accounts and notes receivable arise from the sale of equipment and replacement parts to independent dealers, distributors or other customers. Payments due under the Company’s terms of sale generally range from one to 12 months and are not contingent upon the sale of the equipment by the dealer or distributor to a retail customer. Under normal circumstances, payment terms are not extended and equipment may not be returned. In certain regions, with respect to most equipment sales, including the United States and Canada, the Company is obligated to repurchase equipment and replacement parts upon cancellation of a dealer or distributor contract. These obligations are required by national, state or provincial laws and require the Company to repurchase a dealer or distributor’s unsold inventory, including inventories for which the receivable already has been paid.

The Company offers various sales terms with respect to its products. For sales in most markets outside of the United States and Canada, the Company generally does not charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months as previously discussed. Globally, in limited circumstances, we provide sales terms and, in some cases, interest free periods that are longer than 12 months for certain seasonal products such as harvesting equipment. These are typically specified programs, predominately in the United States and Canada, where interest is charged after a period of up to 23 months depending on the year of the sale and the dealer or distributor’s sales volume during the preceding year. Actual

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest-free periods are shorter than described above because the equipment receivable from dealers or distributors in some countries, such as in the United States and Canada, is generally due immediately upon sale of the equipment to a retail customer. Receivables can also be paid prior to terms specified in sales agreements. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

The following summarizes by geographic region, as a percentage of our consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2014	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
0 to 6 months	$1,856.3	$1,663.4	$5,097.9	$487.6	$9,105.2	93.6%
7 to 12 months	510.2	—	59.2	—	569.4	5.9%
13 to 23 months	47.7	—	1.4	—	49.1	0.5%
	$2,414.2	$1,663.4	$5,158.5	$487.6	$9,723.7	100%

The Company has an agreement to permit transferring, on an ongoing basis, substantially all of its wholesale interest-bearing and non-interest bearing accounts receivable in North America to its U.S. and Canadian finance joint ventures. Upon transfer, the receivables maintain standard payment terms, including required regular principal payments on amounts outstanding, and interest charges at market rates. The Company also has accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its accounts receivables in Europe to its European finance joint ventures. Upon transfer, the receivables maintain standard payment terms. Qualified dealers may obtain additional financing through the Company’s U.S., Canadian and European finance joint ventures at the joint ventures’ discretion.

The Company provides various volume bonus and sales incentive programs with respect to its products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealer’s progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs, as well as sales with incentives associated with accounts receivable sold to its U.S. and Canadian finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Sales incentive discounts	$18.5	$30.4
Doubtful accounts	32.1	34.9
	$50.6	$65.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company transfers certain accounts receivable under its accounts receivable sales agreements with its finance joint ventures (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments are made to the Company’s U.S. and Canadian finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold. The balances of such sales discount reserves that are recorded within “Accrued expenses” as of December 31, 2014 and 2013 were approximately $236.5 million and $206.2 million, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2014 and 2013, the Company had recorded $126.5 million and $119.9 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

Inventories, net at December 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Finished goods	$616.6	$775.7
Repair and replacement parts	536.4	550.2
Work in process	130.5	109.0
Raw materials	467.2	581.2
Inventories, net	$1,750.7	$2,016.1

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

Property, plant and equipment, net at December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Land	$113.6	$125.6
Buildings and improvements	688.4	698.5
Machinery and equipment	2,039.9	2,013.4
Furniture and fixtures	127.6	127.3
Gross property, plant and equipment	2,969.5	2,964.8
Accumulated depreciation and amortization	(1,439.1)	(1,362.5)
Property, plant and equipment, net	$1,530.4	$1,602.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill, Other Intangible Assets and Long-Lived Assets

The Company tests goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment, for example, a component. The Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments are not its reporting units.

Goodwill is evaluated annually as of October 1 for impairment using a qualitative assessment or a quantitative two-step assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceeds their carrying value, no further evaluation is necessary. For reporting units where the Company performs a two-step quantitative assessment, the first step requires the Company to compare the fair value of each reporting unit, which is determined based on a combination of a discounted cash flow valuation approach and a market multiple valuation approach, to its respective carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value of the reporting unit, the second step of the quantitative process is required to measure the amount of impairment, if any. The second step of the quantitative assessment results in a calculation of the implied fair value of the reporting unit’s goodwill, which is determined as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

The Company reviews its long-lived assets, which includes intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based on the expected undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

The results of the Company’s goodwill and long-lived assets impairment analyses conducted as of October 1, 2014 and 2013 indicated that no reduction in the carrying amount of the Company’s goodwill and long-lived assets was required.

During the fourth quarter of 2012, the Company conducted a quantitative goodwill impairment analysis of its Chinese harvesting business and also reviewed its long-lived assets for impairment, including its trademark, distribution network and land use right identifiable intangible assets. The goodwill and long-lived asset impairment analyses indicated that a reduction in the carrying amount of the Chinese harvesting business’ goodwill and certain other identifiable intangible assets was required. Accordingly, the Company recorded an impairment charge of approximately $22.4 million within “Impairment charge” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012. The Chinese harvesting business operates within the Asia/Pacific geographical reportable segment. The results of the Company’s goodwill impairment analysis conducted as of October 1, 2012 indicated that no other reduction in the carrying amount of goodwill and long-lived assets was required. The Company’s accumulated goodwill impairment is approximately $180.5 million, which is comprised of approximately $9.1 million recorded in 2012 related to the Chinese harvesting reporting unit and approximately $171.4 million recorded in 2006 related to the Company’s former sprayer reporting unit. The former sprayer reporting unit operates within the North American geographical reportable segment.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill during the years ended December 31, 2014, 2013 and 2012 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
Balance as of December 31, 2011	$415.9	$212.2	$496.8	$69.6	$1,194.5
Acquisition	0.8	29.0	—	(3.7)	26.1
Impairment charge	—	—	—	(9.1)	(9.1)
Adjustments related to income taxes	—	—	(7.8)	—	(7.8)
Foreign currency translation	—	(21.9)	9.3	1.3	(11.3)
Balance as of December 31, 2012	416.7	219.3	498.3	58.1	1,192.4
Acquisition	7.3	—	—	—	7.3
Adjustments related to income taxes	—	—	(8.0)	—	(8.0)
Foreign currency translation	—	(28.6)	16.3	(0.7)	(13.0)
Balance as of December 31, 2013	424.0	190.7	506.6	57.4	1,178.7
Acquisition	89.6	—	—	—	89.6
Foreign currency translation	—	(21.0)	(52.0)	(2.5)	(75.5)
Balance as of December 31, 2014	$513.6	$169.7	$454.6	$54.9	$1,192.8

During 2013 and 2012, the Company reduced goodwill for financial reporting purposes by approximately $8.0 million and $7.8 million, respectively, related to the realization of tax benefits associated with the excess tax basis deductible goodwill resulting from the Company’s acquisition of Valtra.

The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from five to 50 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Asset	Weighted-Average Useful Life
Patents and technology	14	years
Customer relationships	14	years
Trademarks and trade names	21	years
Land use rights	46	years

For the years ended December 31, 2014, 2013 and 2012, acquired intangible asset amortization was $41.0 million, $47.8 million and $49.3 million, respectively. The Company estimates amortization of existing intangible assets will be $42.7 million for 2015, $41.5 million for 2016, $41.2 million for 2017, $41.2 million for 2018, and $41.2 million for 2019.

The Company has previously determined that two of its trademarks have an indefinite useful life. The Massey Ferguson trademark has been in existence since 1952 and was formed from the merger of Massey-Harris (established in the 1890’s) and Ferguson (established in the 1930’s). The Massey Ferguson brand is currently sold in over 140 countries worldwide, making it one of the most widely sold tractor brands in the world. The Company also has identified the Valtra trademark as an indefinite-lived asset. The Valtra trademark has been in existence since the late 1990’s, but is a derivative of the Valmet trademark which has been in existence since 1951. The Valmet name transitioned to the Valtra name over a period of time in the marketplace. The Valtra brand is currently sold in approximately 50 countries around the world. Both the Massey Ferguson brand and the Valtra brand are primary product lines of the Company’s business, and the Company plans to use these trademarks for an indefinite period of time. The Company plans to continue to make investments in product development to enhance the value of these brands into the future. There are no legal, regulatory, contractual, competitive, economic or other factors that the Company is aware of or that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of acquired intangible assets during 2014 and 2013 are summarized as follows (in millions):

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2012	$118.9	$507.8	$87.6	$8.7	$723.0
Acquisition	—	—	—	6.0	6.0
Foreign currency translation	(0.3)	(5.1)	1.5	0.2	(3.7)
Balance as of December 31, 2013	118.6	502.7	89.1	14.9	725.3
Acquisition	7.0	28.0	11.3	—	46.3
Settlement of purchase consideration	—	—	—	(4.8)	(4.8)
Foreign currency translation	(2.1)	(16.9)	(6.4)	(0.4)	(25.8)
Balance as of December 31, 2014	$123.5	$513.8	$94.0	$9.7	$741.0

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2012	$24.9	$126.6	$54.1	$2.5	$208.1
Amortization expense	6.2	38.4	3.0	0.2	47.8
Foreign currency translation	(0.1)	(4.3)	1.9	—	(2.5)
Balance as of December 31, 2013	31.0	160.7	59.0	2.7	253.4
Amortization expense	6.2	31.4	3.2	0.2	41.0
Foreign currency translation	(0.8)	(11.3)	(6.1)	—	(18.2)
Balance as of December 31, 2014	$36.4	$180.8	$56.1	$2.9	$276.2

Trademarks and Trade Names
Indefinite-lived intangible assets:
Balance as of December 31, 2012	$92.2
Foreign currency translation	1.5
Balance as of December 31, 2013	93.7
Foreign currency translation	(4.7)
Balance as of December 31, 2014	$89.0

Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 consisted of the following (in millions):

	2014	2013
Reserve for volume discounts and sales incentives	$467.7	$494.1
Warranty reserves	245.7	255.9
Accrued employee compensation and benefits	232.8	285.8
Accrued taxes	108.4	167.3
Other	189.5	186.1
	$1,244.1	$1,389.2

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	2014	2013	2012
Balance at beginning of the year	$294.9	$256.9	$240.5
Acquisitions	0.5	—	0.1
Accruals for warranties issued during the year	214.1	200.3	184.5
Settlements made (in cash or in kind) during the year	(205.5)	(165.7)	(171.7)
Foreign currency translation	(19.4)	3.4	3.5
Balance at the end of the year	$284.6	$294.9	$256.9

The Company’s agricultural equipment products are generally under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $38.9 million and $39.0 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively.

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

Stock Incentive Plans

Stock compensation expense (credit) was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Cost of goods sold	$(0.9)	$2.3	$2.4
Selling, general and administrative expenses	(9.7)	32.6	34.6
Total stock compensation expense (credit)	$(10.6)	$34.9	$37.0

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 totaled approximately $59.8 million, $60.5 million and $60.2 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

administrative expenses in the amount of $29.2 million, $29.3 million and $31.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	2014	2013	2012
Interest expense	$71.9	$78.8	$77.7
Interest income	(13.5)	(20.8)	(20.1)
	$58.4	$58.0	$57.6

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

The Company’s former 1 1/4% convertible senior subordinated notes provided for the settlement upon conversion in cash up to the principal amount of the converted notes with any excess conversion value settled in shares of the Company’s common stock. Dilution of weighted shares outstanding was dependent on the Company’s stock price for the excess conversion value using the treasury stock method (Note 7). A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2014, 2013 and 2012 is as follows (in millions, except per share data):

	2014	2013	2012
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$410.4	$597.2	$522.1
Weighted average number of common shares outstanding	93.4	97.3	97.1
Basic net income per share attributable to AGCO Corporation and subsidiaries	$4.39	$6.14	$5.38
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$410.4	$597.2	$522.1
Weighted average number of common shares outstanding	93.4	97.3	97.1
Dilutive stock options, SSARs, performance share awards and restricted stock awards	0.3	0.8	1.0
Weighted average assumed conversion of contingently convertible senior subordinated notes	0.5	1.3	0.5
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	94.2	99.4	98.6
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$4.36	$6.01	$5.30

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SSARs to purchase 1.0 million shares, 0.8 million shares and 0.6 million shares were outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive loss and the related tax effects for the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2014			2014
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(62.1)	$15.2	$(46.9)	$—
Net gain on derivatives	0.1	—	0.1	—
Foreign currency translation adjustments	(349.0)	—	(349.0)	(0.3)
Total components of other comprehensive loss	$(411.0)	$15.2	$(395.8)	$(0.3)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2013			2013
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$75.8	$(19.3)	$56.5	$—
Net loss on derivatives	(1.4)	0.5	(0.9)	—
Foreign currency translation adjustments	(86.9)	—	(86.9)	(0.3)
Total components of other comprehensive loss	$(12.5)	$(18.8)	$(31.3)	$(0.3)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2012			2012
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(32.5)	$9.8	$(22.7)	$—
Net gain on derivatives	6.5	(1.5)	5.0	—
Foreign currency translation adjustments	(61.1)	—	(61.1)	(1.6)
Total components of other comprehensive loss	$(87.1)	$8.3	$(78.8)	$(1.6)

Derivatives

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

The notional amounts of the foreign currency contracts do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s risk. The amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts. The credit and market risks under these contracts are not considered to be significant. The

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s hedging policy prohibits it from entering into any foreign currency contracts for speculative trading purposes. Refer to Note 11 for additional information regarding the Company’s derivative instruments and hedging activities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. ASU 2014-09 outlines a comprehensive, single revenue recognition model that provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for reporting periods beginning after December 15, 2016 using either a full retrospective or a modified retrospective approach. Early adoption is not permitted. The Company currently is evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryfoward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit is presented in the financial statements as a liability and is not combined with deferred tax assets. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company adopted this standard on January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s results of operations or financial condition.

2.    Acquisitions

On September 11, 2014, the Company acquired the remaining 39% interest of Santal Equipamentos S.A. Comércio e Indústria (“Santal”) for approximately R$9.0 million (or approximately $3.7 million). Santal is headquartered in Ribeirão Preto, Brazil, and manufactures and distributes sugar cane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. Due to the fact that the Company and the seller each had a call option and put option, respectively, with varying dates with respect to the remaining 39% interest in Santal, the fair value of the redeemable noncontrolling interest had previously been recorded within “Temporary equity” in the Company’s Consolidated Balance Sheets. The acquisition of the remaining interest was funded with available cash on hand. The redemption and related amounts settled were reflected in “Additional paid-in capital” in the Company’s Consolidated Balance Sheets.

On August 1, 2014, the Company acquired Intersystems Holdings, Inc. (“Intersystems”) for approximately $134.4 million, net of cash acquired of approximately $4.1 million (or approximately $130.3 million, net). Intersystems, headquartered in Omaha, Nebraska, designs and manufactures commercial material handling solutions, primarily for the agricultural, biofuels and food and feed processing industries. The acquisition was financed with available cash on hand and the Company’s credit facility (Note 7). The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $46.3 million of customer relationship, technology and trademark identifiable intangible assets and approximately $89.6 million of goodwill associated with the acquisition. The goodwill was reported within the Company’s North American geographical reportable segment. The results of operations of Intersystems have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquired identifiable intangible assets of Intersystems as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$28.0	15	years
Technology	11.3	15	years
Trademarks	7.0	16	years
	$46.3

3.    Restructuring and Other Infrequent Expenses

During the second half of 2014, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in Germany, France, Finland, Italy, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States. The headcount reduction of over 1,500 employees was initiated in order to reduce costs in response to softening global market demand and reduced production volumes. The Company recorded restructuring and other infrequent expenses of approximately $46.4 million associated with these rationalizations, of which $44.4 million related to severance and other related costs. The Company paid approximately $19.0 million of severance and other related costs during 2014. The remaining $25.4 million of severance and other related costs accrued as of December 31, 2014 will be paid during 2015 and 2016. In addition, during 2014, the Company recorded a $1.2 million write-down of property, plant and equipment associated with the rationalization of certain manufacturing facilities. The impairment charge was based upon the estimated fair value of the assets compared to their carrying value. The Company also recorded approximately $0.8 million in net pension settlement and special termination benefit charges related to certain defined benefit plans as a result of the rationalizations in Finland and the United States.

4.    Accounts Receivable Sales Agreements

At December 31, 2014 and 2013, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures. As of December 31, 2014 and 2013, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.2 billion and $1.3 billion, respectively.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” and “Interest expense, net” in the Company’s Consolidated Statements of Operations, were approximately $24.8 million, $25.6 million and $21.8 million during 2014, 2013 and 2012, respectively.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2014 and 2013, these finance joint ventures had approximately $43.3 million and $68.2 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    Investments in Affiliates

Investments in affiliates as of December 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Finance joint ventures	$389.0	$390.2
Manufacturing joint ventures	19.6	16.1
Other affiliates	15.5	9.8
	$424.1	$416.1

The Company’s manufacturing joint ventures as of December 31, 2014 consisted of GIMA and joint ventures with third-party manufacturers to assemble tractors in Algeria and engines in South America. The other joint ventures represent investments in farm equipment manufacturers, an electronic and software system manufacturer, distributors and licensees.

The Company’s equity in net earnings of affiliates for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions):

	2014	2013	2012
Finance joint ventures	$48.8	$48.8	$48.6
Manufacturing and other joint ventures	4.1	(0.6)	4.9
	$52.9	$48.2	$53.5

Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions):

	December 31,
	2014	2013
Total assets	$8,836.4	$9,442.7
Total liabilities	8,042.9	8,646.3
Partners’ equity	793.5	796.4

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$383.4	$389.2	$377.8
Costs	234.7	239.4	226.5
Income before income taxes	$148.7	$149.8	$151.3

The majority of the assets of the Company’s finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies (Note 14).

At December 31, 2014 and 2013, the Company’s receivables from affiliates were approximately $108.4 million and $124.3 million, respectively. The receivables from affiliates are reflected within Accounts and notes receivable, net within the Company’s Consolidated Balance Sheets.

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $293.3 million and $276.3 million as of December 31, 2014 and 2013, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    Income Taxes

The sources of income before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
United States	$63.5	$133.1	$98.0
Foreign	475.5	669.5	502.8
Income before income taxes and equity in net earnings of affiliates	$539.0	$802.6	$600.8

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	2014	2013	2012
Current:
United States:
Federal	$12.6	$9.2	$(5.5)
State	2.8	9.9	2.8
Foreign	168.7	217.7	177.0
	184.1	236.8	174.3
Deferred:
United States:
Federal	(0.4)	30.2	(27.0)
State	—	—	—
Foreign	4.0	(8.5)	(9.4)
	3.6	21.7	(36.4)
	$187.7	$258.5	$137.9

At December 31, 2014, the Company’s foreign subsidiaries had approximately $3.3 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practicable; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	2014	2013	2012
Provision for income taxes at United States federal statutory rate of 35%	$188.7	$280.9	$210.3
State and local income taxes, net of federal income tax benefit	2.6	5.6	3.9
Taxes on foreign income which differ from the United States statutory rate	(33.4)	(34.7)	(19.8)
Tax effect of permanent differences	(10.3)	(7.6)	11.5
Change in valuation allowance	22.8	9.3	(64.3)
Change in tax contingency reserves	25.2	25.7	20.8
Research and development tax credits	(7.1)	(19.9)	(26.3)
Other	(0.8)	(0.8)	1.8
	$187.7	$258.5	$137.9

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$75.7	$69.7
Sales incentive discounts	85.5	68.7
Inventory valuation reserves	33.9	29.4
Pensions and postretirement health care benefits	76.7	69.7
Warranty and other reserves	104.8	108.5
Research and development tax credits	—	13.2
Other	53.4	64.0
Total gross deferred tax assets	430.0	423.2
Valuation allowance	(93.3)	(77.2)
Total net deferred tax assets	336.7	346.0
Deferred Tax Liabilities:
Tax over book depreciation and amortization	311.0	314.7
Other	21.5	21.6
Total deferred tax liabilities	332.5	336.3
Net deferred tax assets	$4.2	$9.7
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - current	$217.2	$241.2
Deferred tax assets - noncurrent	25.8	24.4
Other current liabilities	—	(4.7)
Deferred tax liabilities - noncurrent	(238.8)	(251.2)
	$4.2	$9.7

The Company recorded a net deferred tax asset of $4.2 million and $9.7 million as of December 31, 2014 and 2013, respectively. As reflected in the preceding table, the Company had a valuation allowance of $93.3 million and $77.2 million as of December 31, 2014 and 2013, respectively.

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the valuation allowance at December 31, 2014 and 2013 was appropriate. In making this assessment, all available evidence was considered, including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $265.5 million as of December 31, 2014, with expiration dates as follows: 2015 - $0.9 million; 2016 - $23.3 million; 2017 - $31.7 million; and thereafter or unlimited - $209.6 million. These net operating loss carryforwards of $265.5 million were entirely net operating loss carryforwards outside of the United States.

The Company paid income taxes of $223.6 million, $174.5 million and $147.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, the Company had $130.6 million and $122.2 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2014 and 2013, the Company had approximately $64.7 million and $61.9 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $2.3 million of interest and penalties related to unrecognized tax benefits in

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

its provision for income taxes during both 2014 and 2013. At December 31, 2014 and 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $15.3 million and $14.4 million, respectively.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Gross unrecognized income tax benefits	$122.2	$94.5
Additions for tax positions of the current year	21.8	34.7
Additions for tax positions of prior years	11.0	3.6
Additions for tax positions related to acquisitions	(0.6)	—
Reductions for tax positions of prior years for:
Changes in judgments	(2.2)	(9.0)
Settlements during the period	(1.9)	—
Lapses of applicable statute of limitations	(5.4)	(3.6)
Foreign currency translation	(14.3)	2.0
Gross unrecognized income tax benefits	$130.6	$122.2

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2014, a number of income tax examinations in foreign jurisdictions were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable at this time to provide a reasonable estimate of such change that may occur within the next 12 months. Although there are ongoing examinations in various jurisdictions, the 2011 through 2014 tax years generally remain subject to examination in the United States by federal and state authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2009 through 2014 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to the amortization of certain goodwill amounts (Note 12).

7.    Indebtedness

Indebtedness consisted of the following at December 31, 2014 and 2013 (in millions):

	December 31, 2014	December 31, 2013
4½% Senior term loan due 2016	$242.0	$275.0
Credit facility, expires 2019	404.4	360.0
5 7/8% Senior notes due 2021	300.0	300.0
Other long-term debt	145.5	114.0
1 1/4% Convertible senior subordinated notes due 2036	—	201.2
	1,091.9	1,250.2
Less: Current portion of long-term debt	(94.3)	(110.5)
1 1/4% Convertible senior subordinated notes due 2036	—	(201.2)
Total indebtedness, less current portion	$997.6	$938.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2014, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2016	$268.0
2017	24.5
2018	4.8
2019	384.9
Thereafter	315.4
$997.6

Convertible Senior Subordinated Notes

The carrying amount of the equity component of the Company’s former 1 1/4% convertible senior subordinated notes was $54.3 million as of December 31, 2013. The discount on the liability component of the notes was fully amortized as of December 31, 2013. The effective interest rate on the liability component for the 1 1/4% convertible senior subordinated notes for each of the years ended December 31, 2013 and 2012 was 6.1%.

The following table sets forth the interest expense recognized for the year ended December 31, 2014 relating to the contractual interest coupon and the interest expense recognized for the years ended December 31, 2013 and 2012 relating to both the contractual interest coupon and the amortization of the discount on the liability component for the Company’s former 1 1/4% convertible senior subordinated notes (in millions):

	Years Ended December 31,
	2014	2013	2012
1¼% Convertible senior subordinated notes:
Interest expense	$0.9	$11.7	$11.2

Cash payments for interest were approximately $68.4 million, $66.4 million and $70.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s former 1 1/4% convertible senior subordinated notes, due December 15, 2036, were issued in December 2006 and provided for (i) the settlement upon conversion in cash up to the principal amount of the notes with any excess conversion value settled in shares of the Company’s common stock, and (ii) the conversion rate to be increased under certain circumstances if the notes were converted in connection with certain change of control transactions occurring prior to December 15, 2013. The notes were unsecured obligations and were convertible into cash and shares of the Company’s common stock upon satisfaction of certain conditions. Interest was payable on the notes at 1 1/4% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. Holders of the Company’s former 1 1/4% convertible senior subordinated notes had the ability to convert the notes if, during any fiscal quarter, the closing sales price of the Company’s common stock exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The notes would have been convertible into shares of the Company’s common stock at an effective price of $40.27 per share as of June 30, 2014, subject to adjustment, including to reflect the impact to the conversion rate upon payment of any dividends to the Company’s stockholders. This effective price reflected a conversion rate for the notes of 24.8295 shares of common stock per $1,000 principal amount of notes.

During the first six months of 2014, holders of the Company’s former 1 1/4% convertible senior subordinated notes converted or the Company repurchased approximately $49.7 million of aggregate principal amount of the notes. In May 2014, the Company announced its election to redeem the remaining $151.5 million balance of the notes with a redemption date of June 20, 2014. Substantially all of the holders of the notes elected to convert their remaining notes prior to the redemption date. The redemptions settled in July 2014. For the year ended December 31, 2014, the Company issued a total of 1,437,465 shares of its common stock associated with the $81.0 million excess conversion value of all notes converted. The Company reflected the repayment of the principal of the notes totaling $201.2 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2014.

During the year ended December 31, 2013, holders of the Company’s former 1 1/4% convertible senior subordinated notes converted less than $0.1 million of principal amount of the notes. The Company issued 286 shares of its common stock

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

associated with the less than $0.1 million excess conversion value of the notes. The Company reflected the repayment of the principal of the notes totaling less than $0.1 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2013. Due to the ability of the holders of the notes to convert the notes during the three months ending March 31, 2014, the Company classified the notes as a current liability as of December 31, 2013.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $242.0 million) 4 1/2% senior term loan with Rabobank is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

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

Credit Facility

On June 30, 2014, the Company amended and restated its credit facility agreement, increasing the multi-currency revolving credit facility from $600.0 million to $800.0 million and maintaining its $355.0 million term loan facility. The maturity date of the Company’s credit facility also was extended until June 28, 2019. The Company amended the term loan facility so that it is no longer required to make quarterly payments towards the term loan. Previously, the Company was required to make quarterly payments towards the term loan of $5.0 million that were to increase to $10.0 million commencing March 2015. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2014, the Company had $404.4 million of outstanding borrowings under the credit facility and availability to borrow approximately $750.6 million. As of December 31, 2013, the Company had $360.0 million of outstanding borrowings under its credit facility and availability to borrow approximately $600.0 million.

European Investment Bank (“EIB”) Senior Term Loan

In December 2014, the Company entered into a term loan with the EIB, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $232.4 million) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the use of funds for certain research and development projects, the incurrence of indebtedness and the making of certain payments, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2014 and 2013, outstanding letters of credit totaled $18.5 million and $16.7 million, respectively.

8.    Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil.

The Company also maintains an Executive Nonqualified Pension Plan (“ENPP”), which provides U.S.-based senior executives with retirement income for a period of 15 years based on a percentage of the average of their highest three non-consecutive years of base salary and bonus during their final ten years of employment (referred to as their “three-year average compensation”), reduced by the senior executive’s social security benefits and 401(k) employer-matching contributions, as if the executive had made the maximum contribution. The benefit paid to the executives ranges from 2.25% to 3.00% of their three-year average compensation multiplied by credited years of service (subject to a maximum of 20 years). For nearly all participants, benefits under the ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the ENPP), but are not payable until the participant reaches age 65. The ENPP is an unfunded, nonqualified defined benefit pension plan.

Net annual pension costs for the years ended December 31, 2014, 2013 and 2012 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2014(1)	2013	2012
Service cost	$16.8	$18.0	$17.2
Interest cost	37.3	35.4	39.6
Expected return on plan assets	(44.5)	(37.6)	(36.3)
Amortization of net actuarial loss	9.5	14.0	9.8
Amortization of prior service cost	0.8	0.8	0.8
Settlement loss	0.4	0.1	0.2
Curtailment gain	(0.5)	—	—
Special termination benefits	1.3	—	—
Net annual pension cost	$21.0	$30.7	$31.3
____________________________________
(1) Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
All plans:
Weighted average discount rate	4.4%	4.3%	5.0%
Weighted average expected long-term rate of return on plan assets	6.9%	6.8%	7.0%
Rate of increase in future compensation	2.5-5.0%	2.5-5.0%	2.5-5.0%
U.S.-based plans:
Weighted average discount rate	4.75%	3.85%	4.6%
Weighted average expected long-term rate of return on plan assets(1)	7.0%	7.0%	7.75%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________
(1) Applicable for U.S. funded, qualified plans.
(2) Applicable for U.S. unfunded, nonqualified plan.

Net annual postretirement benefit costs for the years ended December 31, 2014, 2013 and 2012 are set forth below (in millions, except percentages):

Postretirement benefits	2014	2013	2012
Service cost	$0.1	$0.1	$0.1
Interest cost	1.6	1.7	1.5
Amortization of prior service cost (credit)	0.2	0.2	(0.2)
Amortization of net actuarial loss	0.1	0.5	0.4
Other	0.2	—	—
Net annual postretirement benefit cost	$2.2	$2.5	$1.8
Weighted average discount rate	5.3%	4.7%	4.8%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2014 and 2013 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2014	2013	2014	2013
Benefit obligation at beginning of year	$888.2	$881.9	$30.3	$37.0
Service cost	16.8	18.0	0.1	0.1
Interest cost	37.3	35.4	1.6	1.7
Plan participants’ contributions	1.3	1.3	—	—
Actuarial loss (gain)	109.6	(10.1)	(0.7)	(6.2)
Settlements	(4.2)	(0.6)	—	—
Curtailments	(7.3)	—	—	—
Benefits paid	(55.9)	(54.1)	(1.6)	(1.8)
Special termination benefits and other	1.3	—	0.2	—
Foreign currency exchange rate changes	(60.3)	16.4	(0.3)	(0.5)
Benefit obligation at end of year	$926.8	$888.2	$29.6	$30.3

	Pension and ENPP Benefits		Postretirement Benefits

Change in plan assets	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$660.7	$576.7	$—	$—
Actual return on plan assets	73.7	81.3	—	—
Employer contributions	43.4	42.2	1.6	1.8
Plan participants’ contributions	1.3	1.3	—	—
Benefits paid	(55.9)	(54.1)	(1.6)	(1.8)
Settlements	(4.2)	(0.6)	—	—
Foreign currency exchange rate changes	(41.8)	13.9	—	—
Fair value of plan assets at end of year	$677.2	$660.7	$—	$—
Funded status	$(249.6)	$(227.5)	$(29.6)	$(30.3)
Unrecognized net actuarial loss	329.7	265.5	3.3	4.1
Unrecognized prior service cost	3.2	4.6	3.7	3.9
Accumulated other comprehensive loss	(332.9)	(270.1)	(7.0)	(8.0)
Net amount recognized	$(249.6)	$(227.5)	$(29.6)	$(30.3)

Amounts recognized in Consolidated Balance Sheets:
Other current liabilities	$(3.3)	$(4.2)	$(1.5)	$(1.8)
Accrued expenses	(5.4)	(5.4)	—	—
Pensions and postretirement health care benefits (noncurrent)	(240.9)	(217.9)	(28.1)	(28.5)
Net amount recognized	$(249.6)	$(227.5)	$(29.6)	$(30.3)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2014 and 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2012	$(355.2)	$(92.3)	$(262.9)
Net loss recognized due to settlement	0.1	0.1	—
Net actuarial gain arising during the year	60.1	14.9	45.2
Amortization of prior service cost	1.1	0.5	0.6
Amortization of net actuarial loss	14.5	3.8	10.7
Accumulated other comprehensive loss as of December 31, 2013	$(279.4)	$(73.0)	$(206.4)
Net loss recognized due to settlement	0.6	0.2	0.4
Net gain recognized due to curtailment	(0.5)	(0.1)	(0.4)
Net actuarial loss arising during the year	(72.8)	(18.0)	(54.8)
Amortization of prior service cost	1.0	0.4	0.6
Amortization of net actuarial loss	9.6	2.3	7.3
Accumulated other comprehensive loss as of December 31, 2014	$(341.5)	$(88.2)	$(253.3)

As of December 31, 2014, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $329.7 million and a net prior service cost of approximately $3.2 million related to the Company’s defined benefit pension plans and ENPP. The estimated net actuarial loss and net prior service cost for the defined benefit pension plans and ENPP expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2015 are approximately $11.4 million and $0.4 million, respectively.

As of December 31, 2014, the Company’s accumulated other comprehensive loss included a net actuarial loss of approximately $3.3 million and a net prior service cost of approximately $3.7 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial loss and net prior service cost for postretirement health care benefit plans expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2015 are approximately $0.1 million and $0.2 million, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets were $956.4 million, $901.7 million and $677.2 million, respectively, as of December 31, 2014, and $910.6 million, $863.7 million and $653.1 million, respectively, as of December 31, 2013. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.-based defined benefit pension plans and ENPP with accumulated benefit obligations in excess of plan assets were $102.9 million, $90.2 million and $41.5 million, respectively, as of December 31, 2014, and $85.1 million, $77.4 million and $41.9 million, respectively, as of December 31, 2013. The Company’s accumulated comprehensive loss as of December 31, 2014 reflects a reduction in equity of $339.9 million, net of taxes of $87.6 million, primarily related to the Company’s U.K. pension plan, where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2014 reflects a reduction in equity of approximately $1.6 million, net of taxes of $0.6 million, related to the Company’s GIMA joint venture. The amount represents 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements during 2014 of approximately $0.2 million. The Company’s accumulated comprehensive loss as of December 31, 2013 reflected a reduction in equity of $278.1 million, net of taxes of $72.6 million, primarily related to the Company’s U.K. pension plan, where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2013 reflected a reduction in equity of approximately $1.3 million, net of taxes of $0.4 million, related to the Company’s GIMA joint venture. This amount represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2014 and 2013 are as follows:

	2014	2013
All plans:
Weighted average discount rate	3.5%	4.4%
Rate of increase in future compensation	2.5-5.0%	2.5-5.0%
U.S.-based plans:
Weighted average discount rate	4.15%	4.75%
Rate of increase in future compensation(1)	5.0%	5.0%
____________________________________
(1)Applicable for U.S. unfunded, nonqualified plan.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2014 and 2013 was 4.6% and 5.3%, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, where high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” where an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2014 and 2013, the Company assumed a 7.0% and 7.5% health care cost trend rate for 2015 and 2014, respectively, decreasing to 5.0% by 2019. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2014, the Company assumed a 12.25% health care cost trend rate for 2015, decreasing to 6.45% by 2025. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2013, the Company assumed a 12.25% health care cost trend rate for 2014, decreasing to 6.45% by 2024. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have the following effect to service and interest cost for 2014 and the accumulated postretirement benefit obligation at December 31, 2014 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.8	$(3.2)

The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2015 will aggregate approximately $2.9 million. The Company currently estimates its benefit payments for 2015 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.5 million and its benefit payments for 2015 to its Brazilian postretirement health care benefit plans will aggregate approximately less than $0.1 million. The Company currently estimates its minimum contributions for underfunded plans and benefit payments for unfunded plans for 2015 to its non-U.S.-based defined benefit pension plans will aggregate approximately $35.8 million, of which approximately $23.8 million relates to its U.K. pension plan.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2014, approximately $60.1 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2014, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2015	$54.9
2016	50.8
2017	52.5
2018	52.5
2019	53.0
2020 through 2024	286.4
$550.1

During 2014, approximately $1.6 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2014, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2015	$1.5
2016	1.6
2017	1.6
2018	1.7
2019	1.7
2020 through 2024	9.2
$17.3

Investment Strategy and Concentration of Risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2014 and 2013 are as follows:

Asset Category	2014	2013
Large and small cap domestic equity securities	28%	48%
International equity securities	10%	16%
Domestic fixed income securities	42%	16%
Other investments	20%	20%
Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2014 and 2013 are as follows:

Asset Category	2014	2013
Equity securities	42%	45%
Fixed income securities	38%	30%
Other investments	20%	25%
Total	100%	100%

The Company categorizes its pension plan assets into one of three levels based on the assumptions used in valuing the asset. See Note 13 for a discussion of the fair value hierarchy as per the guidance in ASC 820, “Fair Value Measurements” (“ASC 820”). The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the following valuation methodologies to measure the fair value of its pension plan assets:

Equity Securities: Equity securities are valued on the basis of the closing price per unit on each business day as reported on the applicable exchange.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fixed Income: Fixed income securities are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the net asset value of the fund, which is based on the fair value of the underlying securities.

Cash: These investments primarily consist of short-term investment funds which are valued using the net asset value.

Alternative Investments and Pooled Funds: These investments are reported at fair value as determined by the general partner of the alternative investment or pooled fund. The “market approach” valuation technique is used to value investments in these funds. The funds typically are open-end funds as they generally offer subscription and redemption options to investors. The frequency of such subscriptions or redemptions is dictated by each fund’s governing documents. The amount of liquidity provided to investors in a particular fund is generally consistent with the liquidity and risk associated with the underlying portfolio (i.e., the more liquid the investments in the portfolio, the greater the liquidity provided to investors). Liquidity of individual funds varies based on various factors and may include “gates,” “holdbacks” and “side pockets” imposed by the manager of the fund, as well as redemption fees that may also apply. Investments in these funds typically are valued utilizing the net asset valuations provided by their underlying investment managers, general partners or administrators. The funds consider subscription and redemption rights, including any restrictions on the disposition of the interest, in its determination of the fair value.

Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

The fair value of the Company’s pension assets as of December 31, 2014 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$135.9	$135.9	$—	$—
Non-U.S. equities	4.3	4.3	—	—
U.K. equities	122.8	122.8	—	—
U.S. large cap equities	7.1	7.1	—	—
U.S. small cap equities	4.5	4.5	—	—
Total equity securities	274.6	274.6	—	—
Fixed income:
Aggregate fixed income	17.5	17.5	—	—
International fixed income	230.5	230.5	—	—
Total fixed income share(1)	248.0	248.0	—	—
Cash and equivalents:
Cash	7.5	—	7.5	—
Total cash and equivalents	7.5	—	7.5	—
Alternative investments(2)	124.3	—	—	124.3
Miscellaneous funds(3)	22.8	—	—	22.8
Total assets	$677.2	$522.6	$7.5	$147.1
______________________________________
(1) 39% of “fixed income” securities are in government treasuries; 37% are in investment-grade corporate bonds; and 24% are in other various fixed income securities.
(2) 34% of “alternative investments” are in long-short equity funds; 31% are in event-driven funds; 12% are in relative value funds; 10% are in credit funds; 9% are distributed in hedged and non-hedged funds; and 4% are in multi-strategy funds.
(3) “Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of Level 3 assets as of December 31, 2014 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2013	$171.8	$146.0	$25.8
Actual return on plan assets:
(a) Relating to assets still held at reporting date	6.3	5.1	1.2
(b) Relating to assets sold during period	2.3	2.3	—
Purchases, sales and /or settlements	(22.6)	(21.7)	(0.9)
Foreign currency exchange rate changes	(10.7)	(7.4)	(3.3)
Ending balance as of December 31, 2014	$147.1	$124.3	$22.8

The fair value of the Company’s pension assets as of December 31, 2013 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$132.0	$132.0	$—	$—
Non-U.S. equities	6.7	6.7	—	—
U.K. equities	132.0	132.0	—	—
U.S. large cap equities	13.9	13.9	—	—
U.S. small cap equities	6.2	6.2	—	—
Total equity securities	290.8	290.8	—	—
Fixed income:
Aggregate fixed income	6.5	6.5	—	—
International fixed income	180.8	180.8	—	—
Total fixed income share(1)	187.3	187.3	—	—
Cash and equivalents:
Cash	10.8	—	10.8	—
Total cash and equivalents	10.8	—	10.8	—
Alternative investments(2)	146.0	—	—	146.0
Miscellaneous funds(3)	25.8	—	—	25.8
Total assets	$660.7	$478.1	$10.8	$171.8
_______________________________________
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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 15% of assets for the near-term benefit payments and 85% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of retirement fund investments is 30% large- and small-cap domestic equity securities, 12% international equity securities, 44% broad fixed income securities and 14% in alternative investments. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 6.0%. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 30% of assets for the near-term benefit payments and 70% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments is 45% equity securities, 35% broad fixed income investments and 20% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 7.3%. In arriving at the choice of an expected return assumption of 7.0% for its U.K.-based plans for the year ended December 31, 2015, the Company has tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans.

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

The Company maintains separate defined contribution plans covering certain employees, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $13.3 million, $13.0 million and $11.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Stockholders’ Equity

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2014 and 2013 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net Gains (Losses) on Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2012	$(262.9)	$(217.2)	$0.7	$(479.4)
Other comprehensive gain (loss) before reclassifications	45.2	(86.9)	(1.4)	(43.1)
Net losses reclassified from accumulated other comprehensive loss	11.3	—	0.5	11.8
Other comprehensive income (loss), net of reclassification adjustments	56.5	(86.9)	(0.9)	(31.3)
Accumulated other comprehensive loss, December 31, 2013	(206.4)	(304.1)	(0.2)	(510.7)
Other comprehensive loss before reclassifications	(54.8)	(349.0)	(1.4)	(405.2)
Net losses reclassified from accumulated other comprehensive loss	7.9	—	1.5	9.4
Other comprehensive (loss) income, net of reclassification adjustments	(46.9)	(349.0)	0.1	(395.8)
Accumulated other comprehensive loss, December 31, 2014	$(253.3)	$(653.1)	$(0.1)	$(906.5)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2014 and 2013 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2014 (1)	Year ended December 31, 2013 (1)
Net losses on cash flow hedges	$1.4	$0.7	Cost of goods sold
	0.1	(0.2)	Income tax provision
Reclassification net of tax	$1.5	$0.5

Defined benefit pension plans:
Amortization of net actuarial loss	$9.6	$14.5	(2)
Amortization of prior service cost	1.0	1.1	(2)
Reclassification before tax	10.6	15.6
	(2.7)	(4.3)	Income tax provision
Reclassification net of tax	$7.9	$11.3

Net losses reclassified from accumulated other comprehensive loss	$9.4	$11.8
____________________________________
(1) Losses included within the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 8 to the Company’s Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock

At December 31, 2014, the Company had 150.0 million authorized shares of common stock with a par value of $0.01 per share, with approximately 89.1 million shares of common stock outstanding and approximately 3.6 million shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) (Note 10).

Share Repurchase Program

In July 2012, the Company’s Board of Directors approved a share repurchase program under which the Company is permitted to repurchase up to $50.0 million of shares of its common stock. This share repurchase program does not have an expiration date. In December 2013, the Company’s Board of Directors approved a second share repurchase program under which the Company is permitted to repurchase up to $500.0 million of shares of its common stock through an expiration date of June 2015. In December 2014, the Board of Directors approved a third share repurchase program under which the Company can repurchase an additional $500.0 million of shares of its common stock through December 2016.

During 2014, through open market transactions, the Company repurchased 1.8 million shares of its common stock for approximately $84.7 million at an average price paid of $46.60 per share. During 2013, through open market transactions, the Company repurchased less than 0.1 million shares of its common stock for approximately $1.0 million at an average price paid of $49.34 per share. During 2012, through open market transactions, the Company repurchased 0.4 million shares of its common stock for approximately $17.6 million at an average price of $43.14 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

During 2014, the Company entered into three accelerated repurchase agreements (“ASRs”) with a financial institution to repurchase an aggregate of $415.0 million of shares of the Company’s common stock. The Company received approximately 8.2 million shares during the year ended December 31, 2014 related to these ASRs. All shares received under the ASRs were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $531.7 million.

During 2015, the Company entered into an ASR with a financial institution to repurchase an aggregate of $62.5 million of shares of the Company’s common stock. The Company received approximately 0.9 million shares to date in this transaction. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed-upon discount. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock, or under certain circumstances, be required to remit a settlement amount. The Company expects that additional shares will be received by the Company upon final settlement of its current ASR, which expires during the second quarter of 2015. All shares received under the ASR discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

Dividends

On January 24, 2013, the Company’s Board of Directors approved the initiation of quarterly cash dividends to our stockholders. A quarterly dividend of $0.10 per common share was paid to each of the Company’s stockholders during 2013. On January 24, 2014, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.10 per common share to $0.11 per common share beginning in the first quarter of 2014. On January 22, 2015, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.11 per common share to $0.12 per common share beginning in the first quarter of 2015.

10.    Stock Incentive Plan

Under the 2006 Plan, up to 10.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Incentive Plan

The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share and return on invested capital, as determined by the Company’s Board of Directors. The Company’s other long-term incentive plan includes the margin growth incentive plan, which provides for awards of shares of the Company’s common stock based on achieving operating margin targets as determined by the Company’s Board of Directors. The stock awards under the 2006 Plan are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the period, depending on the measurement. Performance periods for the long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. The performance period for the margin growth incentive plan is a three- to five-year cycle commencing in January 2011 and performance targets were set at the beginning of the cycle. The margin growth incentive plan provides for participants to earn 33% to 300% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the 2006 Plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

Compensation expense recorded during 2014, 2013 and 2012 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value	$53.87	$51.51	$52.11

The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Based on the level of performance achieved as of December 31, 2014 and 2013, the following shares were earned under the related performance period and issued in the subsequent year, net of shares that were withheld for taxes related to the earned awards:

	Years Ended December 31,
	2014	2013
Shares earned at year-end	286,804	622,018
Shares withheld for taxes on the earned awards	113,334	226,721
Shares issued subsequent to year-end, net	173,470	395,297	(1)
____________________________________
(1) 26,800 shares were issued during 2013.

During 2014, the Company granted 887,198 performance awards for the three-year performance period commencing in 2014 and ending in 2016. The awards granted assume the maximum target level of performance is achieved.

Performance award transactions during 2014 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,808,519
Shares awarded	887,198
Shares forfeited or unearned	(317,684)
Shares earned	(896,266)
Shares awarded but not earned at December 31	2,481,767

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2014, the Company recorded a credit of approximately $16.9 million for the reversal of previously recorded stock compensation expense to reflect the Company’s projected level of performance for the margin growth incentive plan and all three-year cycles under the Company’s primary long-term incentive plan. The Company currently projects that the minimum target level of performance related to the 2013-2015 and the 2014-2016 three-year cycles and the margin growth incentive plan will not be achieved and earned, and therefore, there will be no compensation cost related to unearned performance awards not yet recognized with respect to those cycles.

Stock-settled Appreciation Rights

In addition to the performance share plans, certain executives and key managers are eligible to receive grants of SSARs. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSARs at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $5.2 million, $4.7 million and $3.8 million associated with SSAR award grants during 2014, 2013 and 2012, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value	$13.11	$21.10	$22.50
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	5.5	5.5
Risk-free interest rate	0.9%	0.9%	0.8%
Expected volatility	35.7%	50.3%	51.0%
Expected dividend yield	0.8%	0.8%	—

SSAR transactions during the year ended December 31, 2014 were as follows:

SSARs outstanding at January 1	1,094,836
SSARs granted	301,400
SSARs exercised	(112,050)
SSARs canceled or forfeited	(63,362)
SSARs outstanding at December 31	1,220,824
SSAR price ranges per share:
Granted	$ 52.85 - 55.23
Exercised	21.45 - 52.94
Canceled or forfeited	21.45 - 56.98
Weighted average SSAR exercise prices per share:
Granted	$55.20
Exercised	23.08
Canceled or forfeited	53.31
Outstanding at December 31	50.31

At December 31, 2014, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2014, the total compensation cost related to unvested SSARs not yet recognized was approximately $8.6 million and the weighted-average period over which it is expected to be recognized is approximately two years.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2014:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2014	Weighted Average Exercise Price
$21.45 - $32.01	56,625	1.2	$22.64	56,625	$22.64
$33.65 - $43.39	125,525	2.1	$33.88	124,800	$33.82
$47.89 - $63.64	1,038,674	4.5	$53.80	414,652	$53.56
	1,220,824			596,077	$46.49

The total fair value of SSARs vested during 2014 was approximately $4.3 million. There were 624,747 SSARs that were not vested as of December 31, 2014. The total intrinsic value of both outstanding and exercisable SSARs as of December 31, 2014 was $2.7 million. The total intrinsic value of SSARs exercised during 2014 was approximately $2.6 million.

The shortfall in tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of performance awards under the 2006 Plan was approximately $0.2 million for the year ended December 31, 2014. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of performance awards under the 2006 Plan and exercise of stock options under the Company’s 1991 Stock Option Plan was approximately $11.4 million for the year ended December 31, 2013. No excess tax benefit was realized for tax deductions for the year ended December 31, 2012 in the United States. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards and exercise of stock options in certain foreign jurisdictions during the years ended December 31, 2014, 2013 and 2012.

On January 21, 2015, the Company granted 358,950 performance award shares (subject to the Company achieving future target levels of performance), 325,200 SSARs, and 142,150 of restricted stock units under the 2006 Plan.

Director Restricted Stock Grants

Pursuant to the 2006 Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors prior to April 24, 2014 were restricted as to transferability for a period of three years. Effective April 24, 2014, the shares granted on that date and all future grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2014 grant was made on April 24, 2014 and equated to 18,846 shares of common stock, of which 14,907 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during 2014 associated with these grants.

As of December 31, 2014, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 3.6 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

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

The Company categorizes its assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. See Note 13 for a discussion of the fair value hierarchy as per the guidance in ASC 820. The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs.

Cash Flow Hedges

During 2014, 2013 and 2012, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified to cost of goods sold during the years ended December 31, 2014, 2013 and 2012 was approximately $1.5 million, $0.5 million and $8.1 million, respectively, on an after-tax basis. The amount of the unrealized (loss) gain recorded to other comprehensive loss related to the outstanding cash flow hedges as of December 31, 2014, 2013 and 2012 was approximately $(0.1) million, $(0.2) million and $0.7 million, respectively, on an after-tax basis. The outstanding contracts as of December 31, 2014 range in maturity through December 2015.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2014, 2013 and 2012 (in millions):

	Before-Tax Amount	Income Tax (1)	After-Tax Amount (1)
Accumulated derivative net losses as of December 31, 2011	$(5.4)	$(1.1)	$(4.3)
Net changes in fair value of derivatives	(2.0)	1.1	(3.1)
Net losses reclassified from accumulated other comprehensive loss into income	8.5	0.4	8.1
Accumulated derivative net gains as of December 31, 2012	1.1	0.4	0.7
Net changes in fair value of derivatives	(2.1)	(0.7)	(1.4)
Net losses reclassified from accumulated other comprehensive loss into income	0.7	0.2	0.5
Accumulated derivative net losses as of December 31, 2013	(0.3)	(0.1)	(0.2)
Net changes in fair value of derivatives	(1.3)	0.1	(1.4)
Net losses reclassified from accumulated other comprehensive loss into income	1.4	(0.1)	1.5
Accumulated derivative net losses as of December 31, 2014	$(0.2)	$(0.1)	$(0.1)
____________________________________
(1) Rounding may impact summation of amounts.

As of December 31, 2014 and 2013, the Company had outstanding foreign currency contracts with a notional amount of approximately $23.8 million and $50.3 million, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Derivative Transactions Not Designated as Hedging Instruments

During 2014, 2013 and 2012, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of December 31, 2014 and 2013, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,810.5 million and $1,288.4 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the years ended December 31, 2014, 2013 and 2012, the Company recorded a net loss of approximately $2.3 million, a net gain of approximately $9.5 million and a net gain of approximately $5.5 million, respectively, related to these contracts within “Other expense, net” in the Company’s Consolidated Statements of Operations. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of December 31, 2014 (in millions):

	Asset Derivatives as of December 31, 2014		Liability Derivatives as of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.3	Other current liabilities	20.3
Total derivative instruments		$11.3		$20.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below sets forth the fair value of derivative instruments as of December 31, 2013 (in millions):

	Asset Derivatives as of December 31, 2013		Liability Derivatives as of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.1
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	13.9	Other current liabilities	5.3
Total derivative instruments		$13.9		$5.4

The Company had unrealized (losses) gains of approximately $(9.2) million and $8.5 million on foreign currency contracts outstanding at December 31, 2014 and 2013, respectively, related to both designated and non-designated contracts. The Company recorded approximately $(9.0) million and $8.6 million of unrealized (losses) gains within “Other expense, net” in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively, related to non-designated contracts.

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

12.    Commitments and Contingencies

The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2014 are as follows (in millions):

	Payments Due By Period
	2015	2016	2017	2018	2019	Thereafter	Total
Interest payments related to indebtedness(1)	$35.0	$24.8	$19.2	$18.2	$40.5	$29.6	$167.3
Capital lease obligations	2.0	1.3	0.6	0.1	—	—	4.0
Operating lease obligations	52.2	35.5	24.8	18.2	11.6	51.9	194.2
Unconditional purchase obligations(2)	100.2	16.9	8.1	5.6	0.1	—	130.9
Other short-term and long-term obligations(3)	107.8	34.2	40.9	52.5	44.0	123.4	402.8
Total contractual cash obligations	$297.2	$112.7	$93.6	$94.6	$96.2	$204.9	$899.2
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

	Amount of Commitment Expiration Per Period
	2015	2016	2017	2018	2019	Thereafter	Total
Guarantees	$124.7	$2.6	$1.6	$0.7	$0.1	$—	$129.7

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

At December 31, 2014, the Company guaranteed indebtedness owed to third parties of approximately $129.7 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2019. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2014, the Company had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,834.3 million. The outstanding contracts as of December 31, 2014 range in maturity through December 2015 (Note 11).

The Company sells substantially all of its wholesale accounts receivable in North America to the Company’s U.S. and Canadian finance joint ventures and a large portion of its wholesale accounts receivable to its finance joint ventures in Europe. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Total lease expense under noncancelable operating leases was $73.9 million, $72.8 million and $68.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contingencies

On June 27, 2008, the Republic of Iraq filed a civil action in federal court in the Southern District of New York, Case No. 08 CIV 59617, naming as defendants one of the Company’s French subsidiaries and two of its other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. On February 6, 2013, the federal court dismissed the complaint with prejudice. The federal appeals court affirmed that decision. The time period during which the plaintiff can petition the U.S. Supreme Court for a Writ of Certiorari has not yet expired. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2014, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $49.5 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

13.    Fair Value of Financial Instruments

The Company categorizes its assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. Estimates of fair value for financial assets and liabilities are based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

The Company categorizes its pension plan assets into one of the three levels of the fair value hierarchy. See Note 8 for a discussion of the valuation methods used to measure the fair value of the Company’s pension plan assets.

The Company enters into foreign currency contracts that are primarily forward and options contracts (Note 11). The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.

Foreign currency contracts measured at fair value on a recurring basis as of December 31, 2014 and 2013 are summarized below (in millions):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$11.3	$—	$11.3
Derivative liabilities	$—	$20.5	$—	$20.5

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$13.9	$—	$13.9
Derivative liabilities	$—	$5.4	$—	$5.4

Cash and cash equivalents, accounts and notes receivable, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan and credit facility (Note 7) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2014, the estimated fair value of the Company’s 5 7/8% senior notes (Note 7), based on its listed market value, was $337.6 million, compared to its carrying value of $300.0 million. At December 31, 2013, the estimated fair values of the Company’s 5 7/8% senior notes and 1 1/4% convertible notes (Note 7), based on their listed market values, were $322.1 million and $290.5 million, respectively, compared to their carrying values of $300.0 million and $201.2 million, respectively.

14.    Related Party Transactions

Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (Note 7). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During 2014, the Company did not make additional investments in its finance joint ventures. During 2013 and 2012, the Company made a total of approximately $15.5 million and $7.1 million, respectively, of additional investments in its finance joint ventures in Germany and the Netherlands, primarily related to additional capital required as a result of increased retail finance portfolios during 2013 and 2012.

The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures (Note 4). The Company maintains a remarketing agreement with its U.S. finance joint venture (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

Tractors and Farm Equipment Limited (“TAFE”), in which the Company holds a 23.75% interest, manufactures Massey Ferguson-branded equipment primarily in India and also supplies tractors and components to the Company for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2014, TAFE owned 11,196,271 shares of the Company’s common stock. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2014, 2013 and 2012, the Company purchased approximately $149.0 million, $90.7 million and $104.5 million, respectively, of tractors and components from TAFE. During 2014, 2013 and 2012, the Company sold approximately $2.1 million, $0.8 million and $0.3 million, respectively, of parts to TAFE. The Company received dividends from TAFE of approximately $1.8 million, $1.6 million and $1.3 million during 2014, 2013 and 2012, respectively.

During 2014, 2013 and 2012, the Company paid approximately $3.4 million, $3.3 million and $3.8 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

During 2014 and 2013, the Company paid approximately $2.2 million and $2.3 million, respectively, to Ryerson, Inc. for steel used in the Company’s manufacturing processes. Michael Arnold, who is the President and Chief Executive Officer of Ryerson, Inc., is currently a member of the Company’s Board of Directors.

15.    Segment Reporting

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2014, 2013 and 2012 based on the Company’s current reportable segments are as follows (in

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

millions):

Years Ended December 31,	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
2014
Net sales	$2,414.2	$1,663.4	$5,158.5	$487.6	$9,723.7
Income (loss) from operations	219.2	134.0	500.2	(11.5)	841.9
Depreciation	60.1	26.5	138.7	14.1	239.4
Assets	1,026.9	719.8	2,036.0	353.8	4,136.5
Capital expenditures	70.9	45.6	136.3	48.7	301.5
2013
Net sales	$2,757.8	$2,039.7	$5,481.5	$507.9	$10,786.9
Income from operations	325.9	212.7	558.2	0.5	1,097.3
Depreciation	51.4	24.6	126.6	9.0	211.6
Assets	1,002.8	773.5	2,368.9	289.5	4,434.7
Capital expenditures	73.4	66.4	204.5	47.5	391.8
2012
Net sales	$2,584.4	$1,855.7	$5,073.7	$448.4	$9,962.2
Income from operations	259.9	161.6	474.9	10.2	906.6
Depreciation	41.5	22.7	107.0	9.4	180.6
Assets	907.4	674.9	2,114.2	295.8	3,992.3
Capital expenditures	64.0	48.3	211.6	16.6	340.5

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2014	2013	2012
Segment income from operations	$841.9	$1,097.3	$906.6
Corporate expenses	(117.7)	(116.2)	(107.1)
Stock compensation credit (expense)	9.7	(32.6)	(34.6)
Restructuring and other infrequent expenses	(46.4)	—	—
Impairment charge	—	—	(22.4)
Amortization of intangibles	(41.0)	(47.8)	(49.3)
Consolidated income from operations	$646.5	$900.7	$693.2

Segment assets	$4,136.5	$4,434.7	$3,992.3
Cash and cash equivalents	363.7	1,047.2	781.3
Receivables from affiliates	108.4	124.3	41.5
Investments in affiliates	424.1	416.1	390.3
Deferred tax assets, other current and noncurrent assets	616.6	672.2	716.9
Intangible assets, net	553.8	565.6	607.1
Goodwill	1,192.8	1,178.7	1,192.4
Consolidated total assets	$7,395.9	$8,438.8	$7,721.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales by customer location for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions):

	2014	2013	2012
Net sales:
United States	$1,985.4	$2,216.5	$2,033.1
Canada	333.9	419.4	415.9
Germany	1,240.0	1,301.0	1,114.4
France	828.4	1,136.8	944.3
United Kingdom and Ireland	490.8	471.8	481.0
Finland and Scandinavia	808.4	828.5	790.2
Other Europe	1,376.0	1,422.6	1,421.0
South America	1,646.2	2,018.5	1,834.2
Middle East and Africa	414.9	320.7	322.9
Asia	253.6	293.1	232.4
Australia and New Zealand	234.1	214.8	216.0
Mexico, Central America and Caribbean	112.0	143.2	156.8
	$9,723.7	$10,786.9	$9,962.2

Net sales by product for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions):

	2014	2013	2012
Net sales:
Tractors	$5,566.8	$6,491.1	$5,882.4
Replacement parts	1,390.1	1,349.1	1,286.7
Other machinery	875.3	1,001.0	963.2
Grain storage and protein production systems	851.0	771.9	728.5
Combines	581.0	652.8	638.9
Application equipment	459.5	521.0	462.5
	$9,723.7	$10,786.9	$9,962.2

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2014 and 2013 was as follows (in millions):

	2014	2013
United States	$666.7	$634.4
Finland	192.5	221.3
Germany	420.8	498.1
Brazil	204.1	218.4
Italy	101.8	117.6
China	138.7	112.3
France	83.2	87.3
Other	187.4	184.8
	$1,995.2	$2,074.2

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. In assessing the effectiveness of the Company’s internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (1992).”

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended December 31, 2014. KPMG LLP's report on internal control over financial reporting is set forth below.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Atlanta, Georgia
February 27, 2015

Item 9B.    Other Information

None.

PART III
The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2015 Annual Meeting of Stockholders which we intend to file in March 2015.

Item 10.        Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the sections entitled “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth in Part I of this Form 10-K is incorporated herein by reference. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	3,702,591	$51.87	2,831,281
Equity compensation plans not approved by security holders	—	—	—
Total	3,702,591	$51.87	2,831,281

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item set forth in our 2015 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 10, 2014, Form 8-K, Exhibit 3.1
4.1	Indenture dated as of December 5, 2011	December 6, 2011, Form 8-K, Exhibit 4.1
10.1	2006 Long-Term Incentive Plan*	January 22, 2015, Form 8-K, Exhibit 10.1
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Units Agreement*	January 22, 2015, Form 8-K, Exhibit 10.2
10.6	Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.7	Management Incentive Plan*	June 30, 2008, Form 10-Q, Exhibit 10.4
10.8	Amended and Restated Executive Nonqualified Pension Plan*	December 31, 2011, Form 10-K, Exhibit 10.8
10.9	Employment and Severance Agreement with Martin Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.10	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.11	Employment and Severance Agreement with André M. Carioba*	December 31, 2008, Form 10-K, Exhibit 10.15
10.12	Employment and Severance Agreement with Gary L. Collar*	June 30, 2008, Form 10-Q, Exhibit 10.6
10.13	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by References are AGCO Corporation
10.14	Credit Agreement dated as of May 2, 2011	June 30, 2011, Form 10-Q, Exhibit 10.1
10.15	Debt Agreement dated December 18, 2014	Filed herewith
10.16	Amended and Restated Credit Agreement dated as of June 30, 2014	June 30, 2014, Form 10-Q, Exhibit 10.1
10.17	U.S. Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.1; June 30, 2013, Form 10-Q, Exhibit 10.1
10.18	Canadian Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.2; June 30, 2013, Form 10-Q, Exhibit 10.2
10.19	European Receivables Transfer Agreement, dated October 13, 2006	September 30, 2006, Form 10-Q, Exhibit 10.1; December 31, 2009, Form 10K, Exhibit 10.21; June 30, 2010, Form 10-Q, Exhibit 10.1
10.20	French Receivables Purchase Agreement, dated February 19, 2010	December 31, 2009, Form 10-K, Exhibit 10.22
10.21	Letter Agreement, dated August 29, 2014, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.1
10.22	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GMBH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.23	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.24	Consultancy Agreement, dated December 8, 2014, between AGCO Do Brasil Comércio E Industria Ltda and André Carioba	December 10, 2014, Form 8-K, Exhibit 10.1
10.25	Current Director Compensation	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President and Chief Executive Officer
Dated:	February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ MARTIN RICHENHAGEN	Chairman of the Board, President and Chief Executive Officer	February 27, 2015
Martin Richenhagen
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
Andrew H. Beck
	/s/ ROY V. ARMES *	Director	February 27, 2015
Roy V. Armes
	/s/ MICHAEL C. ARNOLD *	Director	February 27, 2015
Michael C. Arnold
	/s/ P. GEORGE BENSON *	Director	February 27, 2015
P. George Benson
	/s/ WOLFGANG DEML *	Director	February 27, 2015
Wolfgang Deml
	/s/ LUIZ F. FURLAN *	Director	February 27, 2015
Luiz F. Furlan
	/s/ GEORGE E. MINNICH *	Director	February 27, 2015
George E. Minnich
	/s/ GERALD L. SHAHEEN *	Director	February 27, 2015
Gerald L. Shaheen
	/s/ MALLIKA SRINIVASAN *	Director	February 27, 2015
Mallika Srinivasan
	/s/ HENDRIKUS VISSER *	Director	February 27, 2015
Hendrikus Visser

*By:	/s/ ANDREW H. BECK		February 27, 2015
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2014

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period (1)
Year ended December 31, 2014
Allowances for sales incentive discounts	$236.6	$—	$300.7	$(282.3)	$—	$255.0
Year ended December 31, 2013
Allowances for sales incentive discounts	$165.2	$—	$374.6	$(303.2)	$—	$236.6
Year ended December 31, 2012
Allowances for sales incentive discounts	$103.5	$—	$330.8	$(269.1)	$—	$165.2

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2014
Allowances for doubtful accounts	$34.9	$0.5	$1.7	$(1.2)	$(3.8)	$32.1
Year ended December 31, 2013
Allowances for doubtful accounts	$38.1	$—	$3.2	$(5.0)	$(1.4)	$34.9
Year ended December 31, 2012
Allowances for doubtful accounts	$36.9	$0.4	$5.4	$(4.8)	$0.2	$38.1

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2014
Accruals of severance, relocation and other integration costs	$—	$44.4	$—	$(18.8)	$(0.2)	$25.4
Year ended December 31, 2013
Accruals of severance, relocation and other integration costs	$—	$—	$—	$—	$—	$—
Year ended December 31, 2012
Accruals of severance, relocation and other integration costs	$0.3	$—	$—	$(0.3)	$—	$—

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2014
Deferred tax valuation allowance	$77.2	$—	$22.8	$—	$(6.7)	$93.3
Year ended December 31, 2013
Deferred tax valuation allowance	$74.5	$—	$9.3	$(2.8)	$(3.8)	$77.2
Year ended December 31, 2012
Deferred tax valuation allowance	$145.8	$0.2	$(64.3)	$(4.7)	$(2.5)	$74.5
_____________________________________
(1) As of December 31, 2014, approximately $236.5 million of this balance was recorded within “Accrued expenses” and approximately $18.5 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets. As of December 31, 2013, approximately $206.2 million of this balance was recorded within “Accrued expenses” and approximately $30.4 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets.