Form 10-Q
period 2015-03-31
AGCO CORP /DE
filed 2015-05-07
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2015
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
As of April 30, 2015, AGCO Corporation had 88,052,091 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$338.9	$363.7
Accounts and notes receivable, net	1,027.1	963.8
Inventories, net	1,840.7	1,750.7
Deferred tax assets	206.1	217.2
Other current assets	257.0	232.5
Total current assets	3,669.8	3,527.9
Property, plant and equipment, net	1,389.5	1,530.4
Investment in affiliates	398.7	424.1
Deferred tax assets	23.9	25.8
Other assets	129.2	141.1
Intangible assets, net	533.3	553.8
Goodwill	1,120.1	1,192.8
Total assets	$7,264.5	$7,395.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$83.1	$94.3
Accounts payable	770.0	670.2
Accrued expenses	1,064.9	1,244.1
Other current liabilities	162.8	208.3
Total current liabilities	2,080.8	2,216.9
Long-term debt, less current portion	1,424.5	997.6
Pensions and postretirement health care benefits	249.9	269.0
Deferred tax liabilities	230.6	238.8
Other noncurrent liabilities	170.9	176.7
Total liabilities	4,156.7	3,899.0
Commitments and contingencies (Note 16)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2015 and 2014	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 88,033,353 and 89,146,093 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	0.9	0.9
Additional paid-in capital	516.6	582.5
Retained earnings	3,791.0	3,771.6
Accumulated other comprehensive loss	(1,250.1)	(906.5)
Total AGCO Corporation stockholders’ equity	3,058.4	3,448.5
Noncontrolling interests	49.4	48.4
Total stockholders’ equity	3,107.8	3,496.9
Total liabilities and stockholders’ equity	$7,264.5	$7,395.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,702.6	$2,333.4
Cost of goods sold	1,354.7	1,818.5
Gross profit	347.9	514.9
Selling, general and administrative expenses	211.2	267.0
Engineering expenses	68.8	82.2
Restructuring and other infrequent expenses	10.6	—
Amortization of intangibles	10.5	10.0
Income from operations	46.8	155.7
Interest expense, net	10.2	13.9
Other expense, net	9.8	11.2
Income before income taxes and equity in net earnings of affiliates	26.8	130.6
Income tax provision	10.6	46.4
Income before equity in net earnings of affiliates	16.2	84.2
Equity in net earnings of affiliates	13.7	15.0
Net income	29.9	99.2
Net loss attributable to noncontrolling interests	0.2	0.4
Net income attributable to AGCO Corporation and subsidiaries	$30.1	$99.6
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.34	$1.05
Diluted	$0.34	$1.03
Cash dividends declared and paid per common share	$0.12	$0.11
Weighted average number of common and common equivalent shares outstanding:
Basic	88.8	95.3
Diluted	89.0	96.6

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$29.9	$99.2
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(344.2)	38.4
Defined benefit pension plans, net of tax	2.2	1.8
Unrealized (loss) gain on derivatives, net of tax	(1.6)	1.1
Other comprehensive (loss) income, net of reclassification adjustments	(343.6)	41.3
Comprehensive (loss) income	(313.7)	140.5
Comprehensive loss attributable to noncontrolling interests	0.1	0.7
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(313.6)	$141.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Month Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$29.9	$99.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	54.1	59.4
Deferred debt issuance cost amortization	0.4	0.7
Amortization of intangibles	10.5	10.0
Stock compensation	2.4	6.4
Equity in net earnings of affiliates, net of cash received	(12.5)	(12.7)
Deferred income tax provision	(2.8)	4.7
Other	(0.1)	0.3
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(167.9)	(254.0)
Inventories, net	(239.8)	(424.3)
Other current and noncurrent assets	(46.4)	(25.1)
Accounts payable	174.0	70.1
Accrued expenses	(89.9)	(46.5)
Other current and noncurrent liabilities	2.1	0.8
Total adjustments	(315.9)	(610.2)
Net cash used in operating activities	(286.0)	(511.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(62.9)	(101.2)
Proceeds from sale of property, plant and equipment	0.4	1.3
Investment in unconsolidated affiliates	(5.2)	—
Net cash used in investing activities	(67.7)	(99.9)
Cash flows from financing activities:
Proceeds from debt obligations, net	445.8	106.9
Purchases and retirement of common stock	(62.5)	(290.0)
Payment of dividends to stockholders	(10.7)	(10.3)
Payment of minimum tax withholdings on stock compensation	(5.7)	(9.2)
Conversion of convertible senior subordinated notes	—	(49.6)
Net cash provided by (used in) financing activities	366.9	(252.2)
Effects of exchange rate changes on cash and cash equivalents	(38.0)	9.8
Decrease in cash and cash equivalents	(24.8)	(853.3)
Cash and cash equivalents, beginning of period	363.7	1,047.2
Cash and cash equivalents, end of period	$338.9	$193.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results for interim periods are not necessarily indicative of the results for the year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. ASU 2014-09 outlines a comprehensive, single revenue recognition model that provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for reporting periods beginning after December 15, 2016 using either a full retrospective or a modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

2.    RESTRUCTURING AND OTHER INFREQUENT EXPENSES

During the second half of 2014 and the first quarter of 2015, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in Europe, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States. The aggregate headcount reduction of over 1,600 employees in 2014 and 2015 was initiated in order to reduce costs in response to softening global demand and reduced production volumes. The Company recorded approximately $46.4 million of restructuring and other infrequent expenses during 2014 associated with these rationalizations, of which approximately $44.4 million related to severance and other related costs. During 2014, the Company paid approximately $19.0 million of these costs, and as of December 31, 2014, had a remaining accrued balance of approximately $25.4 million. During the first quarter of 2015, the Company recorded an additional $10.6 million of restructuring and other infrequent expenses and paid an additional $11.8 million of severance and other related costs. The remaining $22.5 million balance of severance and other related costs accrued as of March 31, 2015, inclusive of approximately $1.7 million of negative foreign currency translation impacts, will primarily be paid during 2015 and 2016.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$0.2	$0.5
Selling, general and administrative expenses	2.2	5.9
Total stock compensation expense	$2.4	$6.4

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10.0 million shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2015 and 2014 was $42.46 and $53.93, respectively.

During the three months ended March 31, 2015, the Company granted 717,900 awards related to the three-year performance period commencing in 2015 and ending in 2017, assuming the maximum target level of performance is achieved. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2015 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,481,767
Shares awarded	717,900
Shares forfeited or unearned	(4,200)
Shares earned	—
Shares awarded but not earned at March 31	3,195,467

As of March 31, 2015, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $13.7 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the three months ended March 31, 2015, the Company granted 142,150 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. Dividends will accrue on all unvested grants until the end of each vesting date within the three-year requisite service period. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the three months ended March 31, 2015 was $43.88. RSU transactions during the three months ended March 31, 2015 were as follows:

Shares awarded but not vested at January 1	—
Shares awarded	142,150
Shares forfeited	(800)
Shares vested	—
Shares awarded but not vested at March 31	141,350

As of March 31, 2015, the total compensation cost related to the unvested RSUs not yet recognized was approximately $5.6 million and the weighted average period over which it is expected to be recognized is approximately three years.

During the three months ended March 31, 2015 and 2014, the Company recorded stock compensation expense of approximately $1.3 million in both periods, associated with stock-settled appreciation rights (“SSAR”) awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option pricing model were as follows for the three months ended March 31, 2015 and 2014:

	Three Month Ended March 31,
	2015	2014
Weighted average grant-date fair value	$7.41	$13.13
Weighted average assumptions under Black-Scholes option pricing model:
Expected life of awards (years)	3.0	3.0
Risk-free interest rate	0.9%	0.9%
Expected volatility	25.9%	35.7%
Expected dividend yield	1.1%	0.8%

SSAR transactions during the three months ended March 31, 2015 were as follows:

SSARs outstanding at January 1	1,220,824
SSARs granted	325,200
SSARs exercised	(26,750)
SSARs canceled or forfeited	(83,400)
SSARs outstanding at March 31	1,435,874
SSAR price ranges per share:
Granted	$43.88
Exercised	21.45-33.65
Canceled or forfeited	56.98
Weighted average SSAR exercise prices per share:
Granted	$43.88
Exercised	24.91
Canceled or forfeited	56.98
Outstanding at March 31	48.94

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

At March 31, 2015, the weighted average remaining contractual life of SSARs outstanding was approximately five years. As of March 31, 2015, the total compensation cost related to unvested SSARs not yet recognized was approximately $9.6 million and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual life by groups of similar price as of March 31, 2015:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$21.45 – $32.01	34,875	1.0	$22.47	34,875	$22.47
$33.65 – $43.88	445,725	5.5	$41.18	119,800	$33.83
$47.89 – $63.64	955,274	4.6	$53.52	539,552	$52.92
	1,435,874			694,227	$48.10

The total fair value of SSARs vested during the three months ended March 31, 2015 was approximately $3.9 million. There were 741,647 SSARs that were not vested as of March 31, 2015. The total intrinsic value of outstanding and exercisable SSARs as of March 31, 2015 was $3.8 million and $2.5 million, respectively. The total intrinsic value of SSARs exercised during the three months ended March 31, 2015 was approximately $0.7 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. All restricted stock grants made to the Company’s directors prior to April 24, 2014 were restricted as to transferability for a period of three years. Effective April 24, 2014, the shares granted on that date and all future grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2015 grant was made on April 23, 2015 and equated to 22,095 shares of common stock, of which 15,711 shares of common stock were issued after shares were withheld for taxes. The Company will record stock compensation expense of approximately $1.1 million during the three months ended June 30, 2015 associated with these grants.

As of March 31, 2015, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 2.5 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2015 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2014	$123.5	$513.8	$94.0	$9.7	$741.0
Foreign currency translation	(1.9)	(16.4)	(5.4)	—	(23.7)
Balance as of March 31, 2015	$121.6	$497.4	$88.6	$9.7	$717.3

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2014	$36.4	$180.8	$56.1	$2.9	$276.2
Amortization expense	1.6	8.0	0.9	—	10.5
Foreign currency translation	(0.4)	(12.2)	(5.2)	—	(17.8)
Balance as of March 31, 2015	$37.6	$176.6	$51.8	$2.9	$268.9

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2014	$89.0
Foreign currency translation	(4.1)
Balance as of March 31, 2015	$84.9
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Changes in the carrying amount of goodwill during the three months ended March 31, 2015 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2014	$513.6	$169.7	$454.6	$54.9	$1,192.8
Foreign currency translation	—	(28.6)	(42.7)	(1.4)	(72.7)
Balance as of March 31, 2015	$513.6	$141.1	$411.9	$53.5	$1,120.1

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    INDEBTEDNESS

Indebtedness consisted of the following at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
4 1/2% Senior term loan due 2016	$214.8	$242.0
Credit facility, expiring 2019	622.2	404.4
1.056% Senior term loan due 2020	214.8	—
5 7/8% Senior notes due 2021	300.0	300.0
Other long-term debt	155.8	145.5
	1,507.6	1,091.9
Less: Current portion of long-term debt	(83.1)	(94.3)
Total indebtedness, less current portion	$1,424.5	$997.6

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $214.8 million as of March 31, 2015) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility. The maturity date of the Company’s credit facility is June 28, 2019 and the Company is not required to make quarterly payments towards the term loan facility. Interest accrues on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2015, the Company had $622.2 million of outstanding borrowings under the credit facility and availability to borrow approximately $532.8 million. Approximately $267.2 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of March 31, 2015. As of December 31, 2014, the Company had $404.4 million of outstanding borrowings under its credit facility and availability to borrow approximately $750.6 million. Approximately $49.4 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of December 31, 2014.

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $214.8 million as of March 31, 2015) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the use of funds for certain research and development projects, the incurrence of indebtedness and the making of certain payments, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2015 and December 31, 2014, outstanding letters of credit totaled $19.9 million and $18.5 million, respectively.

6.    INVENTORIES

Inventories at March 31, 2015 and December 31, 2014 were as follows (in millions):

	March 31, 2015	December 31, 2014
Finished goods	$714.9	$616.6
Repair and replacement parts	543.8	536.4
Work in process	163.1	130.5
Raw materials	418.9	467.2
Inventories, net	$1,840.7	$1,750.7

7.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$284.6	$294.9
Accruals for warranties issued during the period	34.0	55.6
Settlements made (in cash or in kind) during the period	(44.9)	(46.1)
Foreign currency translation	(20.8)	0.6
Balance at March 31	$252.9	$305.0

The Company’s agricultural equipment products are generally warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $217.0 million and $245.7 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. Approximately $35.9 million and $38.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs, vesting of performance share awards and vesting of restricted stock units when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2015 and 2014 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$30.1	$99.6
Weighted average number of common shares outstanding	88.8	95.3
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.34	$1.05
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$30.1	$99.6
Weighted average number of common shares outstanding	88.8	95.3
Dilutive SSARs, performance share awards and restricted stock units	0.2	0.4
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	0.9
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	89.0	96.6
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.34	$1.03

SSARs to purchase approximately 1.3 million shares of the Company’s common stock for the three months ended March 31, 2015 and approximately 1.1 million shares of the Company’s common stock for the three months ended March 31, 2014 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

9.    INCOME TAXES

At March 31, 2015 and December 31, 2014, the Company had approximately $122.6 million and $130.6 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2015 and December 31, 2014, the Company had approximately $58.4 million and $64.7 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2015 and December 31, 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $14.6 million and $15.3 million, respectively.
Generally, tax years 2009 through 2014 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.

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

The Company categorizes its assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. See Note 14 for a discussion of the fair value hierarchy as per the guidance in Accounting Standards Codification 820, “Fair Value Measurements”. The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs.

Cash Flow Hedges

During 2015 and 2014, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (loss) and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive (loss) income that was reclassified into cost of goods sold during the three months ended March 31, 2015 and 2014 was approximately $0.3 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2015 range in maturity through December 2015.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2015 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2014	$(0.2)	$(0.1)	$(0.1)
Net changes in fair value of derivatives	(2.0)	(0.1)	(1.9)
Net losses reclassified from accumulated other comprehensive loss into income	0.3	—	0.3
Accumulated derivative net losses as of March 31, 2015	$(1.9)	$(0.2)	$(1.7)

The Company had outstanding foreign currency contracts with a notional amount of approximately $47.9 million and $23.8 million as of March 31, 2015 and December 31, 2014, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Derivative Transactions Not Designated as Hedging Instruments

During 2015 and 2014, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of March 31, 2015 and December 31, 2014, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,946.9 million and $1,810.5 million, respectively, that were entered into to hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three months ended March 31, 2015 and 2014, the Company recorded a net loss of approximately $45.7 million and $1.8 million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of March 31, 2015 (in millions):

	Asset Derivatives as of March 31, 2015		Liability Derivatives as of March 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	12.9	Other current liabilities	22.8
Total derivative instruments		$12.9		$24.6

The table below sets forth the fair value of derivative instruments as of December 31, 2014 (in millions):

	Asset Derivatives as of December 31, 2014		Liability Derivatives as of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.3	Other current liabilities	20.3
Total derivative instruments		$11.3		$20.5

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

11.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2015 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2014	$0.9	$582.5	$3,771.6	$(906.5)	$48.4	$3,496.9
Stock compensation	—	2.4	—	—	—	2.4
Issuance of performance award stock	—	(5.5)	—	—	—	(5.5)
SSARs exercised	—	(0.3)	—	—	—	(0.3)
Comprehensive income (loss):
Net income (loss)	—	—	30.1	—	(0.2)	29.9
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(344.2)	0.1	(344.1)
Defined benefit pension plans, net of tax	—	—	—	2.2	—	2.2
Unrealized loss on derivatives, net of tax	—	—	—	(1.6)	—	(1.6)
Payment of dividends to stockholders	—	—	(10.7)	—	—	(10.7)
Purchases and retirement of common stock	—	(62.5)	—	—	—	(62.5)
Changes in noncontrolling interest	—	—	—	—	1.1	1.1
Balance, March 31, 2015	$0.9	$516.6	$3,791.0	$(1,250.1)	$49.4	$3,107.8

Total comprehensive loss attributable to noncontrolling interests for the three months ended March 31, 2015 and to noncontrolling interests and redeemable noncontrolling interest for the three months ended March 31, 2014 was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Net loss	$(0.2)	$(0.4)
Other comprehensive loss:
Foreign currency translation adjustments	0.1	(0.3)
Total comprehensive loss	$(0.1)	$(0.7)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2015 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2014	$(253.3)	$(0.1)	$(653.1)	$(906.5)
Other comprehensive loss before reclassifications	—	(1.9)	(344.2)	(346.1)
Net losses reclassified from accumulated other comprehensive loss	2.2	0.3	—	2.5
Other comprehensive income (loss), net of reclassification adjustments	2.2	(1.6)	(344.2)	(343.6)
Accumulated other comprehensive loss, March 31, 2015	$(251.1)	$(1.7)	$(997.3)	$(1,250.1)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2015 and 2014 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three months ended March 31, 2015 (1)	Three months ended March 31, 2014 (1)
Net losses on cash flow hedges	$0.3	$0.1	Cost of goods sold
	—	—	Income tax provision
Reclassification net of tax	$0.3	$0.1

Defined benefit pension plans:
Amortization of net actuarial loss	$2.8	$2.2	(2)
Amortization of prior service cost	0.1	0.2	(2)
Reclassification before tax	2.9	2.4
	(0.7)	(0.6)	Income tax provision
Reclassification net of tax	$2.2	$1.8

Net losses reclassified from accumulated other comprehensive loss	$2.5	$1.9
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 13 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

In June 2012, the Company’s Board of Directors approved a share repurchase program under which the Company can repurchase up to $50.0 million of its common stock. This share repurchase program does not have an expiration date. In December 2013, the Company’s Board of Directors approved an additional share repurchase program under which the Company can repurchase up to $500.0 million of its common stock through an expiration date of June 2015. In December 2014, the Board of Directors approved a third share repurchase program under which the Company can repurchase up to $500.0 million of shares of its common stock through December 2016.

During the three months ended March 31, 2015, the Company entered into an accelerated share repurchase (“ASR”)agreement with a financial institution to repurchase an aggregate of $62.5 million of shares of the Company’s common stock.  The Company received approximately 1,290,733 shares during the three months ended March 31, 2015 related to the ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $469.2 million.

12.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of March 31, 2015 and December 31, 2014, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures. As of March 31, 2015 and December 31, 2014, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.1 billion and $1.2 billion, respectively.

Under the terms of the accounts receivable agreements in North America and Europe, the Company pays an annual servicing fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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
    Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $5.0 million and $7.5 million during the three months ended March 31, 2015 and 2014, respectively.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2015 and December 31, 2014, these finance joint ventures had approximately $26.7 million and $43.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

13.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2015 and 2014 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2015	2014
Service cost	$4.7	$4.3
Interest cost	7.8	9.4
Expected return on plan assets	(11.1)	(11.2)
Amortization of net actuarial loss	2.8	2.2
Amortization of prior service cost	0.1	0.2
Net periodic pension cost	$4.3	$4.9

	Three Months Ended March 31,
Postretirement benefits	2015	2014
Service cost	$—	$0.1
Interest cost	0.4	0.4
Net periodic postretirement benefit cost	$0.4	$0.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the three months ended March 31, 2015 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2014	$(341.5)	$(88.2)	$(253.3)
Amortization of net actuarial loss	2.8	0.7	2.1
Amortization of prior service cost	0.1	—	0.1
Accumulated other comprehensive loss as of March 31, 2015	$(338.6)	$(87.5)	$(251.1)

During the three months ended March 31, 2015, approximately $8.5 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2015 to its defined pension benefit plans will aggregate approximately $35.2 million.
During the three months ended March 31, 2015, the Company made approximately $0.5 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2015.

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company enters into foreign currency contracts that primarily are forward and options contracts (Note 10). The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of foreign currency option contracts is based on a valuation model that utilizes spot and forward exchange rates, interest rates and currency pair volatility.

Foreign currency contracts measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized below (in millions):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$12.9	$—	$12.9
Derivative liabilities	$—	$24.6	$—	$24.6

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$11.3	$—	$11.3
Derivative liabilities	$—	$20.5	$—	$20.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan, credit facility and 1.056% senior term loan (Note 5) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At March 31, 2015 and December 31, 2014, the estimated fair values of the Company’s 5 7/8% senior notes (Note 5), based on the listed market values, was $343.5 million and $337.6 million, respectively, compared to the carrying values of both of $300.0 million.

15.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2015 and 2014 and assets as of March 31, 2015 and December 31, 2014 based on the Company’s reportable segments are as follows (in millions):

Three Month Ended March 31,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2015
Net sales	$472.5	$249.0	$908.1	$73.0	$1,702.6
Income (loss) from operations	17.5	13.1	80.5	(12.0)	99.1
Depreciation	15.3	6.0	29.8	3.0	54.1
Capital expenditures	17.0	6.9	29.9	9.1	62.9
2014
Net sales	$647.5	$353.6	$1,235.9	$96.4	$2,333.4
Income (loss) from operations	55.5	27.9	120.9	(1.3)	203.0
Depreciation	15.0	6.2	34.9	3.3	59.4
Capital expenditures	25.2	6.3	60.7	9.0	101.2
Assets
As of March 31, 2015	$1,106.3	$647.5	$2,010.8	$368.4	$4,133.0
As of December 31, 2014	$1,026.9	$719.8	$2,036.0	$353.8	$4,136.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2015	2014
Segment income from operations	$99.1	$203.0
Corporate expenses	(29.0)	(31.4)
Stock compensation expense	(2.2)	(5.9)
Restructuring and other infrequent expenses	(10.6)	—
Amortization of intangibles	(10.5)	(10.0)
Consolidated income from operations	$46.8	$155.7

	March 31, 2015	December 31, 2014
Segment assets	$4,133.0	$4,136.5
Cash and cash equivalents	338.9	363.7
Receivables from affiliates	124.3	108.4
Investments in affiliates	398.7	424.1
Deferred tax assets, other current and noncurrent assets	616.2	616.6
Intangible assets, net	533.3	553.8
Goodwill	1,120.1	1,192.8
Consolidated total assets	$7,264.5	$7,395.9

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

At March 31, 2015, the Company guaranteed indebtedness owed to third parties of approximately $89.5 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2020. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Legal Claims and Other Matters

On June 27, 2008, the Republic of Iraq filed a civil action in federal court in the Southern District of New York, Case No. 08 CIV 59617, naming as defendants one of the Company’s French subsidiaries and two of its other foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). Ninety-one other entities or companies also were named as defendants in the civil action due to their participation in the Program. The complaint purports to assert claims against each of the defendants seeking damages in an unspecified amount. On February 6, 2013, the federal court dismissed the complaint with prejudice. The federal appeals court affirmed that decision. The plaintiff has petitioned the U.S. Supreme Court for a Writ of Certiorari. Although the Company’s subsidiaries intend to vigorously defend against this action, it is not possible at this time to predict the outcome of this action or its impact, if any, on the Company, although if the outcome was adverse, the Company could be required to pay damages.

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

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2015, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $41.1 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended March 31, 2015, we generated net income of $30.1 million, or $0.34 per share, compared to net income of $99.6 million, or $1.03 per share, for the same period in 2014.

Net sales during the three months ended March 31, 2015 were $1,702.6 million, which were approximately 27.0% lower than the three months ended March 31, 2014 due to softer global market conditions and the negative impact of foreign currency translation.

Income from operations for the three months ended March 31, 2015 was $46.8 million compared to $155.7 million for the same period in 2014. The decrease in income from operations for the three months was primarily a result of lower sales and production levels, a weaker product mix and currency translation impacts. Headcount and cost reduction initiatives initiated in the second half of 2014 and the first quarter of 2015 have helped to mitigate the negative impacts to operating income.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”) region decreased in the three months ended March 31, 2015 compared to the same period in 2014. The negative impact of reduced net sales and production levels were partially offset by higher margins on new products and cost reduction actions. A decline in net sales and production volumes coupled with a weaker product mix negatively impacted income from operations in both the North American and South American regions during the three months ended March 31, 2015 compared to the same period in 2014. Income from operations in our Asia/Pacific region decreased in the three months ended March 31, 2015 compared to the same period in 2014 due to lower net sales and increased expenses associated with our new factory in China.

Industry Market Conditions
Elevated global grain inventories and preliminary forecasts for strong crop production in 2015 continue to pressure prices for all major agricultural commodities. With prospects for lower farm income impacting farmer sentiment, industry demand continued to soften in all major agricultural equipment markets during the first three months of 2015 compared to the first three months of 2014.

In North America, industry unit retail sales of utility and high horsepower tractors for the first three months of 2015 decreased by approximately 10% compared to the first three months of 2014. Industry unit retail sales of combines for the first three months of 2015 decreased by approximately 44% compared to the first three months of 2014. Retail sales were significantly lower for high horsepower tractors and combines, partially offset by more stable sales in hay and forage equipment due to healthy conditions in the livestock sector.

In Western Europe, industry unit retail sales of tractors for the first three months of 2015 decreased by approximately 12% compared to the first three months of 2014. Industry unit retail sales of combines for the first three months of 2015 decreased by approximately 13% compared to the first three months of 2014. Lower prices for dairy producers and row crop farmers negatively impacted market demand across Western Europe with declines most pronounced in France, the United Kingdom, Germany and Finland.

South American industry unit retail sales of tractors in the first three months of 2015 decreased approximately 12% compared to the same period in 2014. Industry unit retail sales of combines for the first three months of 2015 decreased by approximately 35% compared to the first three months of 2014. The decline was most pronounced in Brazil. In Brazil, weakness in the general economy, less favorable government subsidized financing programs and lower demand in the sugarcane sector negatively impacted retail sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
Net sales for the three months ended March 31, 2015 were $1,702.6 million compared to $2,333.4 million for the same period in 2014. Foreign currency translation negatively impacted net sales by approximately $272.8 million, or (11.7)%, in the three months ended March 31, 2015.

The following table sets forth, for the three months ended March 31, 2015, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Month Ended March 31,		Change		Change Due to Currency Translation
	2015	2014	$	%	$	%
North America	$472.5	$647.5	$(175.0)	(27.0)%	$(11.0)	(1.7)%
South America	249.0	353.6	(104.6)	(29.6)%	(53.7)	(15.2)%
Europe/Africa/Middle East	908.1	1,235.9	(327.8)	(26.5)%	(198.9)	(16.1)%
Asia/Pacific	73.0	96.4	(23.4)	(24.3)%	(9.2)	(9.5)%
	$1,702.6	$2,333.4	$(630.8)	(27.0)%	$(272.8)	(11.7)%

Regionally, net sales in North America decreased during the three months ended March 31, 2015 compared to the same period in 2014. Decreases in net sales of high horsepower tractors, implements and combines were partially offset by net sales growth in grain storage and protein production equipment as well as sprayers. In the EAME region, net sales decreased during the three months ended March 31, 2015 compared to the same period in 2014. The largest net sales declines were in Germany, Scandinavia and Russia. Net sales in South America decreased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to lower tractor and combine sales in Brazil, which were partially offset by increased grain storage equipment sales. In the Asia/Pacific region, net sales decreased during the three months ended March 31, 2015 compared to the same period in 2014. The decrease in net sales during the three months ended March 31, 2015 was primarily driven by declines in Asia which were partially offset by growth in the Australia and New Zealand markets. We estimate the worldwide average price increase was approximately 1.0% during the three months ended March 31, 2015 compared to the prior year period. Consolidated net sales of tractors and combines, which comprised approximately 60% of our net sales in the three months ended March 31, 2015, decreased approximately 31% in the three months ended March 31, 2015 compared to the same period in 2014. Unit sales of tractors and combines decreased approximately 11% during the three months ended March 31, 2015 compared to the same period in 2014. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2015		2014
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$347.9	20.4%	$514.9	22.1%
Selling, general and administrative expenses	211.2	12.4%	267.0	11.4%
Engineering expenses	68.8	4.0%	82.2	3.5%
Restructuring and other infrequent expenses	10.6	0.6%	—	—%
Amortization of intangibles	10.5	0.6%	10.0	0.4%
Income from operations	$46.8	2.8%	$155.7	6.7%
____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales decreased for the three months ended March 31, 2015 compared to the same period in 2014. The impact of lower net sales and production levels as well as a weaker product mix were partially offset by benefits from headcount and other cost reduction actions. Production hours decreased approximately 21% during the three

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

months ended March 31, 2015 compared to the same period in 2014. We recorded approximately $0.2 million of stock compensation expense within cost of goods sold during the three months ended March 31, 2015 compared to $0.5 million for the comparable period in 2014, as is more fully explained below and in Note 3 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses declined in dollars but increased as a percentage of net sales for the three months ended March 31, 2015 compared to the same period in 2014. Engineering expenses increased slightly as a percentage of net sales during the three months ended March 31, 2015 compared to the same period in 2014 due to lower net sales. We recorded approximately $2.2 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2015 compared to $5.9 million for the comparable period in 2014, as is more fully explained in Note 3 to our Condensed Consolidated Financial Statements.

The restructuring and other infrequent expenses of $10.6 million recorded during the three months ended March 31, 2015 were primarily related to severance and other related costs associated with the rationalization of certain European manufacturing operations as well as various administrative offices located in Europe and the United States.

Interest expense, net was $10.2 million for the three months ended March 31, 2015 compared to $13.9 million for the comparable period in 2014. The decrease was primarily due to higher interest income and lower interest rates on outstanding indebtedness.

Other expense, net was $9.8 million for the three months ended March 31, 2015 compared to $11.2 million during the same period in 2014. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America and Europe, were $5.0 million for the three months ended March 31, 2015 compared to $7.5 million for the comparable period in 2014.

We recorded an income tax provision of $10.6 million for the three months ended March 31, 2015 compared to $46.4 million for the comparable period in 2014. Our effective tax rate was slightly higher during the three months ended March 31, 2015 compared to the same period in 2014.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was $13.7 million for the three months ended March 31, 2015 compared to $15.0 million for the comparable period in 2014. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Brazil, Europe, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2015, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was $365.7 million compared to $389.0 million as of December 31, 2014. The total finance portfolio in our finance joint ventures was approximately $8.2 billion and $8.9 billion as of March 31, 2015 and December 31, 2014, respectively. The total finance portfolio as of March 31, 2015 included approximately $6.8 billion of retail receivables and $1.4 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2014 included approximately $7.4 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the three months ended March 31, 2015, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $12.9 million compared to $13.6 million for the same period in 2014.

The total finance portfolio in our finance joint venture in Brazil was approximately $1.2 billion and $1.5 billion as of March 31, 2015 and December 31, 2014, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our €200.0 million (or approximately $214.8 million as of March 31, 2015) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of an $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility, which expires in June 2019. As of March 31, 2015, $267.2 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility (see further discussion below).

•	Our €200.0 million (or approximately $214.8 million as of March 31, 2015) 1.056% senior term loan, which matures in 2020 (see further discussion below).

•	Our $300.0 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our accounts receivable sales agreements with our finance joint ventures in the United States, Canada and Europe. As of March 31, 2015, approximately $1.1 billion of cash had been received under these agreements (see further discussion below).

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

Our revolving credit facility and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a $355.0 million term loan facility. The maturity date of our credit facility is June 28, 2019. We are not required to make quarterly payments towards the term loan facility. Interest accrues on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2015, we had $622.2 million of outstanding borrowings under the credit facility and availability to borrow approximately $532.8 million. Approximately $267.2 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of March 31, 2015. As of December 31, 2014, we had $404.4 million of outstanding borrowings under our credit facility and availability to borrow approximately $750.6 million. Approximately $49.4 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

In December 2014, we entered into a term loan with the European Investment Bank, which provided us with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $214.8 million as of March 31, 2015) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the use of funds for certain research and development projects, the incurrence of indebtedness and the making of certain payments, and is subject to acceleration in the event of default. We also have to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

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

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of March 31, 2015 and December 31, 2014, the cash received from receivables sold under the U.S., Canadian and European accounts receivable sales agreements was approximately $1.1 billion and $1.2 billion, respectively.

Our finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements also are without recourse to us. As of March 31, 2015 and December 31, 2014, these finance joint ventures had approximately $26.7 million and $43.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $286.0 million and $511.0 million for the first three months of 2015 and 2014, respectively. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,589.0 million in working capital at March 31, 2015, as compared with $1,311.0 million at December 31, 2014 and $1,610.6 million at March 31, 2014. Accounts receivable and inventories, combined, at March 31, 2015 were $153.3 million higher and $785.9 million lower than at December 31, 2014 and March 31, 2014, respectively. The decrease in accounts receivable and inventories as of March 31, 2015 as compared to March 31, 2014 was primarily a result of production cuts initiated in the second half of 2014 and the first quarter of 2015 as well as the impact of foreign currency translation.

Capital expenditures for the first three months of 2015 were $62.9 million compared to $101.2 million for the first three months of 2014. We anticipate that capital expenditures for the full year of 2015 will be approximately $300.0 million and primarily will be used to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 32.7% and 23.8% at March 31, 2015 and December 31, 2014, respectively.

Share Repurchase Program

In June 2012, our Board of Directors approved a share repurchase program under which we can repurchase up to $50.0 million of our common stock. This share repurchase program does not have an expiration date. In December 2013, our Board of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Directors approved an additional share repurchase program under which we can repurchase up to $500.0 million of our common stock through an expiration date of June 2015. In December 2014, our Board of Directors approved a third share repurchase program under which we can repurchase up to $500.0 million of shares of our common stock through December 2016.

During the three months ended March 31, 2015, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $62.5 million of shares of our common stock.  We received approximately 1,290,733 shares during the three months ended March 31, 2015 related to the ASR agreement.  All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $469.2 million.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At March 31, 2015, we guaranteed indebtedness owed to third parties of approximately $89.5 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European finance joint ventures. In addition, at March 31, 2015, we had outstanding designated and non-designated foreign exchange contracts with a gross notional amount of approximately $1,994.8 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 10, 12 and 16 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies

In June 2008, the Republic of Iraq filed a civil action against three of our foreign subsidiaries that participated in the United Nations Oil for Food Program (the “Program”). On February 6, 2013, the federal court dismissed the complaint with prejudice. The federal appeals court affirmed that decision. The plaintiff has petitioned the U.S. Supreme Court for a Writ of Certiorari. Further, a third-party complaint was filed on October 30, 2012 involving a federal court action naming as defendants three of our foreign subsidiaries that participated in the Program. On February 12, 2014, the federal court dismissed the complaint with prejudice. The third-party plaintiffs have not appealed this dismissal, but have until after the resolution of the underlying case to do so.

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

Refer to Note 16 of our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
The continuation of lower commodity prices and reduced farm income is expected to result in a further decline in worldwide industry demand during 2015 compared to 2014 across all major global agricultural markets. Our net sales in 2015 are expected to be lower compared to 2014, reflecting the impact of softer market conditions and unfavorable foreign currency translation. Gross and operating margins are expected to be below 2014 levels due to the negative impact of lower sales and production volumes along with a weaker sales mix. Benefits from our restructuring actions and other cost reduction initiatives are expected to partially offset the volume-related impacts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q are forward-looking, including certain statements set forth under the headings “Liquidity and Capital Resources” and “Outlook.” Forward-looking statements reflect assumptions, expectations, projections, intentions or beliefs about future events. These statements, which may relate to such matters as earnings, net sales, margins, industry demand, market conditions, commodity prices, farm incomes, foreign currency translation, general economic outlook, availability of financing, product development, system capabilities and factory productivity, production and sales volumes, benefits from cost reduction initiatives, compliance with loan covenants, capital expenditures and working capital and debt service requirements are “forward-looking statements” within the meaning of the federal securities laws. These statements do not relate strictly to historical or current facts, and you can identify certain of these statements, but not necessarily all, by the use of the words “anticipate,” “assumed,” “indicate,” “estimate,” “believe,” “predict,” “forecast,” “rely,” “expect,” “continue,” “grow” and other words of similar meaning. Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available to us, there can be no assurance that these expectations will prove to be correct.

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
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2014.

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

FOREIGN CURRENCY RISK MANAGEMENT
We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 15 to our Consolidated Financial Statements for the year ended December 31, 2014 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2015 and 2014, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income (loss) and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive (loss) income that was reclassified into cost of goods sold during the three months ended March 31, 2015 and 2014 was approximately $0.3 million and $0.1 million, respectively, on an after-tax basis. The outstanding contracts as of March 31, 2015 range in maturity through December 2015.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $30.6 million as of March 31, 2015. Using the same sensitivity analysis as of March 31, 2014, the fair value of such instruments would have decreased by approximately $13.7 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rates
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior notes and senior term loan. Our floating rate exposure is related to our credit facility and our accounts receivable sales facilities, which are tied to changes in U.S. and European LIBOR rates. Assuming a 10% increase in interest rates, “Interest expense, net” and “Other expense, net” for the three months ended March 31, 2015 would have increased, collectively, by approximately $0.7 million.

We had no interest rate swap contracts outstanding during the three months ended March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 16 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
January 1, 2015 through January 31, 2015 (2)	—	$—	—	$531.7
February 1, 2015 through February 28, 2015	878,867	$49.78	878,867	$469.2
March 1, 2015 through March 31, 2015	411,866	$48.42	411,866	$469.2
Total	1,290,733	$48.42	1,290,733	$469.2

(1) In June 2012, our Board of Directors approved a share repurchase program under which we can repurchase up to $50.0 million of our common stock. This share repurchase program does not have an expiration date. In December 2013, our Board of Directors approved an additional share repurchase program under which we can repurchase up to $500.0 million of our common stock through an expiration date of June 2015. In December 2014, our Board of Directors approved a third share repurchase program under which we can repurchase an additional $500.0 million shares of our common stock through December 2016.

(2) In February 2015, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $62.5 million of our common stock. The ASR agreement resulted in the initial delivery of 878,867 shares of our common stock, representing approximately 70% of the shares expected to be repurchased in connection with the transaction. In March 2015, the remaining 411,866 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 11 of our Condensed Consolidated Financial Statements for a further discussion of this matter.

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

Date:	May 7, 2015	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)