Form 10-Q
period 2015-09-30
AGCO CORP /DE
filed 2015-11-09
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2015
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
As of October 30, 2015, AGCO Corporation had 85,519,753 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$425.4	$363.7
Accounts and notes receivable, net	946.7	963.8
Inventories, net	1,699.3	1,750.7
Deferred tax assets	210.4	217.2
Other current assets	218.7	232.5
Total current assets	3,500.5	3,527.9
Property, plant and equipment, net	1,361.5	1,530.4
Investment in affiliates	403.3	424.1
Deferred tax assets	20.1	25.8
Other assets	141.8	141.1
Intangible assets, net	520.7	553.8
Goodwill	1,123.7	1,192.8
Total assets	$7,071.6	$7,395.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$87.4	$94.3
Senior term loan	223.4	—
Accounts payable	650.3	670.2
Accrued expenses	1,091.2	1,244.1
Other current liabilities	159.9	208.3
Total current liabilities	2,212.2	2,216.9
Long-term debt, less current portion	1,230.2	997.6
Pensions and postretirement health care benefits	240.0	269.0
Deferred tax liabilities	232.9	238.8
Other noncurrent liabilities	182.8	176.7
Total liabilities	4,098.1	3,899.0
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2015 and 2014	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 85,863,357 and 89,146,093 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	0.9	0.9
Additional paid-in capital	399.5	582.5
Retained earnings	3,944.2	3,771.6
Accumulated other comprehensive loss	(1,417.2)	(906.5)
Total AGCO Corporation stockholders’ equity	2,927.4	3,448.5
Noncontrolling interests	46.1	48.4
Total stockholders’ equity	2,973.5	3,496.9
Total liabilities and stockholders’ equity	$7,071.6	$7,395.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2015	2014
Net sales	$1,736.4	$2,154.8
Cost of goods sold	1,370.7	1,732.9
Gross profit	365.7	421.9
Selling, general and administrative expenses	205.8	221.7
Engineering expenses	70.0	78.2
Restructuring and other infrequent expenses	—	2.9
Amortization of intangibles	10.8	10.4
Income from operations	79.1	108.7
Interest expense, net	10.6	13.9
Other (income) expense, net	(2.1)	10.1
Income before income taxes and equity in net earnings of affiliates	70.6	84.7
Income tax provision	17.6	34.2
Income before equity in net earnings of affiliates	53.0	50.5
Equity in net earnings of affiliates	14.2	12.0
Net income	67.2	62.5
Net (income) loss attributable to noncontrolling interests	(0.1)	2.5
Net income attributable to AGCO Corporation and subsidiaries	$67.1	$65.0
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.77	$0.70
Diluted	$0.77	$0.69
Cash dividends declared and paid per common share	$0.12	$0.11
Weighted average number of common and common equivalent shares outstanding:
Basic	86.6	93.5
Diluted	86.7	93.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2015	2014
Net sales	$5,508.3	$7,238.5
Cost of goods sold	4,345.1	5,670.2
Gross profit	1,163.2	1,568.3
Selling, general and administrative expenses	630.1	751.0
Engineering expenses	210.5	252.9
Restructuring and other infrequent expenses	14.6	2.9
Amortization of intangibles	32.2	30.4
Income from operations	275.8	531.1
Interest expense, net	32.1	43.5
Other expense, net	17.2	34.2
Income before income taxes and equity in net earnings of affiliates	226.5	453.4
Income tax provision	66.1	163.8
Income before equity in net earnings of affiliates	160.4	289.6
Equity in net earnings of affiliates	42.3	38.1
Net income	202.7	327.7
Net loss attributable to noncontrolling interests	1.6	5.1
Net income attributable to AGCO Corporation and subsidiaries	$204.3	$332.8
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$2.33	$3.53
Diluted	$2.33	$3.50
Cash dividends declared and paid per common share	$0.36	$0.33
Weighted average number of common and common equivalent shares outstanding:
Basic	87.7	94.2
Diluted	87.8	95.2

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and in millions)

	Three Months Ended September 30,
	2015	2014
Net income	$67.2	$62.5
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(240.0)	(243.0)
Defined benefit pension plans, net of tax	2.3	1.9
Unrealized loss on derivatives, net of tax	(0.2)	(1.0)
Other comprehensive loss, net of reclassification adjustments	(237.9)	(242.1)
Comprehensive loss	(170.7)	(179.6)
Comprehensive loss attributable to noncontrolling interests	2.5	2.5
Comprehensive loss attributable to AGCO Corporation and subsidiaries	$(168.2)	$(177.1)

	Nine Months Ended September 30,
	2015	2014
Net income	$202.7	$327.7
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(517.5)	(181.5)
Defined benefit pension plans, net of tax	6.7	5.6
Unrealized loss on derivatives, net of tax	(1.7)	(1.1)
Other comprehensive loss, net of reclassification adjustments	(512.5)	(177.0)
Comprehensive (loss) income	(309.8)	150.7
Comprehensive loss attributable to noncontrolling interests	3.4	5.4
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(306.4)	$156.1

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$202.7	$327.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	162.0	180.4
Deferred debt issuance cost amortization	1.6	2.2
Amortization of intangibles	32.2	30.4
Stock compensation	10.6	(11.0)
Equity in net earnings of affiliates, net of cash received	(28.0)	(28.6)
Deferred income tax provision	(11.3)	1.7
Other	(0.2)	2.3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(76.0)	(151.4)
Inventories, net	(140.2)	(422.7)
Other current and noncurrent assets	(79.5)	(0.8)
Accounts payable	58.3	(74.7)
Accrued expenses	(35.0)	(96.9)
Other current and noncurrent liabilities	(25.0)	26.1
Total adjustments	(130.5)	(543.0)
Net cash provided by (used in) operating activities	72.2	(215.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	(147.1)	(229.3)
Proceeds from sale of property, plant and equipment	1.2	2.2
Purchase of businesses, net of cash acquired	(25.4)	(130.4)
Investment in unconsolidated affiliates	(5.2)	—
Restricted cash	(0.4)	—
Net cash used in investing activities	(176.9)	(357.5)
Cash flows from financing activities:
Proceeds from debt obligations, net	462.3	450.6
Purchases and retirement of common stock	(187.5)	(340.9)
Payment of dividends to stockholders	(31.7)	(30.9)
Payment of minimum tax withholdings on stock compensation	(6.2)	(11.9)
Payment of debt issuance costs	(0.7)	(1.3)
Repurchase or conversion of convertible senior subordinated notes	—	(201.2)
Purchase of or distribution to noncontrolling interests	—	(6.1)
Net cash provided by (used in) financing activities	236.2	(141.7)
Effects of exchange rate changes on cash and cash equivalents	(69.8)	(11.8)
Increase (decrease) in cash and cash equivalents	61.7	(726.3)
Cash and cash equivalents, beginning of period	363.7	1,047.2
Cash and cash equivalents, end of period	$425.4	$320.9

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 amends existing guidance to require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. Prior period information is no longer to be revised. The standard is effective prospectively for adjustments to provisional amounts that occur after fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which changes the measurement principle for inventory from the “lower of cost or market” to “lower of cost and net realizable value.”  The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than the last-in, first-out (“LIFO”) or the retail inventory methods. Entities using the first-in, first-out (“FIFO”) or average cost methods of measuring inventory no longer will need to consider replacement cost or net realizable value less an approximate normal profit margin in the subsequent measurement of inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The standard does not amend or change the determination of the cost of inventory.  The standard is effective prospectively for inventory measurements for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. Given the absence of authoritative guidance within ASU 2015-03, in August 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

2.    ACQUISITIONS

On April 17, 2015, the Company acquired Farmer Automatic GmbH & Co. KG (“Farmer Automatic”) for approximately $17.9 million, net of cash acquired of approximately $0.1 million. Farmer Automatic, headquartered in Laer, Germany, is one of the leading manufacturers and suppliers of poultry housing and related products, including egg production cages and broiler production equipment. The acquisition was financed with available cash on hand. The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $9.6 million of customer relationship, technology and trademark identifiable intangible assets and approximately $10.0 million of goodwill associated with the acquisition. The results of operations of Farmer Automatic have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of the acquisition.

The acquired identifiable intangible assets of Farmer Automatic as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$4.1	10	years
Technology	3.6	10	years
Trademarks	1.9	10	years
	$9.6

3.    RESTRUCTURING AND OTHER INFREQUENT EXPENSES

During the second half of 2014 and the first half of 2015, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in Europe, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States. The aggregate headcount reduction of approximately 1,950 employees in 2014 and 2015 was initiated in order to reduce costs in response to softening global demand and reduced production volumes. The Company recorded approximately $46.4 million of restructuring and other infrequent expenses during 2014 associated with these rationalizations, of which approximately $44.4 million related to severance and other related costs. During 2014, the Company paid approximately $19.0 million of these costs, and as of December 31, 2014, had a remaining accrued balance of approximately $25.4 million. During the nine months ended September 30, 2015, the Company recorded an additional $14.6 million of restructuring and other infrequent expenses and paid an additional $23.2 million of severance and other related costs. The remaining $15.9 million balance of severance and other related costs accrued as of September 30, 2015, inclusive of approximately $0.9 million of negative foreign currency translation impacts, will be paid primarily during 2015 and 2016.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

4.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense (credit) as follows for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$0.3	$(1.8)	$0.8	$(1.0)
Selling, general and administrative expenses	3.2	(21.0)	10.1	(9.8)
Total stock compensation expense (credit)	$3.5	$(22.8)	$10.9	$(10.8)

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

Employee Plans

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2015 and 2014 was $45.54 and $53.87, respectively.

During the nine months ended September 30, 2015, the Company granted 724,752 awards related to the three-year performance period commencing in 2015 and ending in 2017, assuming the maximum target level of performance is achieved. In addition, in July 2015, the Company granted 136,934 performance awards under a new margin growth incentive plan, with a performance period of approximately six months through December 31, 2015. The new margin growth incentive plan provides for the award of shares of the Company’s common stock based on achieving an operating margin target as determined by the Company’s Board of Directors. No shares will be earned if performance is below the established target. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2015 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,481,767
Shares awarded	861,686
Shares forfeited or unearned	(53,671)
Shares earned	—
Shares awarded but not earned at September 30	3,289,782

As of September 30, 2015, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $16.3 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the nine months ended September 30, 2015, the Company granted 144,398 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. Dividends will accrue on all unvested grants until the end of each vesting date within the three-year requisite service period. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the nine months ended September 30, 2015 was $44.03. RSU transactions during the nine months ended September 30, 2015 were as follows:

Shares awarded but not vested at January 1	—
Shares awarded	144,398
Shares forfeited	(3,100)
Shares vested	—
Shares awarded but not vested at September 30	141,298

As of September 30, 2015, the total compensation cost related to the unvested RSUs not yet recognized was approximately $4.7 million, and the weighted average period over which it is expected to be recognized is approximately two years.

During the three and nine months ended September 30, 2015, the Company recorded stock compensation expense of approximately $1.3 million and $3.8 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. During the three and nine months ended September 30, 2014, the Company recorded stock compensation expense of approximately $1.3 million and $3.9 million, respectively, associated with SSAR awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option pricing model were as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Weighted average grant-date fair value	$7.41	$13.11
Weighted average assumptions under Black-Scholes option pricing model:
Expected life of awards (years)	3.0	3.0
Risk-free interest rate	0.9%	0.9%
Expected volatility	25.9%	35.7%
Expected dividend yield	1.1%	0.8%

SSAR transactions during the nine months ended September 30, 2015 were as follows:

SSARs outstanding at January 1	1,220,824
SSARs granted	325,200
SSARs exercised	(56,300)
SSARs canceled or forfeited	(92,544)
SSARs outstanding at September 30	1,397,180
SSAR price ranges per share:
Granted	$43.88
Exercised	21.45-52.94
Canceled or forfeited	43.88-56.98
Weighted average SSAR exercise prices per share:
Granted	$43.88
Exercised	27.27
Canceled or forfeited	56.43
Outstanding at September 30	49.33

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

At September 30, 2015, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of September 30, 2015, the total compensation cost related to unvested SSARs not yet recognized was approximately $7.1 million, and the weighted-average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual life by groups of similar price as of September 30, 2015:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$21.45 – $32.01	15,500	0.6	$23.32	15,500	$23.32
$33.65 – $43.88	437,800	5.0	$41.24	115,175	$33.83
$47.89 – $63.64	943,880	4.1	$53.52	543,049	$52.96
	1,397,180			673,724

The total fair value of SSARs vested during the nine months ended September 30, 2015 was approximately $4.1 million. There were 723,456 SSARs that were not vested as of September 30, 2015. The total intrinsic value of outstanding and exercisable SSARs as of September 30, 2015 was $2.7 million and $1.8 million, respectively. The total intrinsic value of SSARs exercised during the nine months ended September 30, 2015 was approximately $1.4 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. All restricted stock grants made to the Company’s directors prior to April 24, 2014 were restricted as to transferability for a period of three years. Effective April 24, 2014, the shares granted on that date and all future grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in connection with the payment of withholding taxes. The 2015 grant was made on April 23, 2015 and equated to 22,095 shares of common stock, of which 15,711 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the nine months ended September 30, 2015 associated with these grants.

As of September 30, 2015, of the 10.0 million shares reserved for issuance under the 2006 Plan, approximately 2.4 million shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2015 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2014	$123.5	$513.8	$94.0	$9.7	$741.0
Acquisition	1.9	4.1	3.6	—	9.6
Foreign currency translation	(2.6)	(23.3)	(3.9)	(0.2)	(30.0)
Balance as of September 30, 2015	$122.8	$494.6	$93.7	$9.5	$720.6

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2014	$36.4	$180.8	$56.1	$2.9	$276.2
Amortization expense	5.1	24.0	3.0	0.1	32.2
Foreign currency translation	(0.9)	(17.5)	(3.8)	(0.1)	(22.3)
Balance as of September 30, 2015	$40.6	$187.3	$55.3	$2.9	$286.1

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2014	$89.0
Foreign currency translation	(2.8)
Balance as of September 30, 2015	$86.2
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2015 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2014	$513.6	$169.7	$454.6	$54.9	$1,192.8
Acquisitions	5.1	—	9.0	7.7	21.8
Foreign currency translation	—	(55.8)	(28.7)	(6.4)	(90.9)
Balance as of September 30, 2015	$518.7	$113.9	$434.9	$56.2	$1,123.7

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

6.    INDEBTEDNESS

Indebtedness consisted of the following at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
4 1/2% Senior term loan due 2016	$223.4	$242.0
Credit facility, expiring 2020	653.1	404.4
1.056% Senior term loan due 2020	223.4	—
5 7/8% Senior notes due 2021	301.6	300.0
Other long-term debt	139.5	145.5
	1,541.0	1,091.9
Less: Current portion of long-term debt	(87.4)	(94.3)
4 1/2% Senior term loan due 2016	(223.4)	—
Total indebtedness, less current portion	$1,230.2	$997.6

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $223.4 million as of September 30, 2015) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $348.5 million as of September 30, 2015) term loan facility. The Company is not required to make quarterly payments towards the term loan facility. On June 19, 2015, the Company amended its current credit facility agreement, providing the Company with the ability to replace the current term loan facility denominated in United States dollars with an equivalent amount denominated in Euros. In August 2015, the Company replaced the outstanding term loan facility in the amount of $355.0 million, denominated in U.S. dollars, with an equivalent amount denominated in Euros. The Company also extended the maturity date of the credit facility from June 28, 2019 to June 26, 2020 and amended the interest rate margin. Under the amended credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. Previously, the interest accrued on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. As is more fully described below and in Note 11 to the Condensed Consolidated Financial Statements, the Company entered into an interest rate swap in August 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2015, the Company had $653.1 million of outstanding borrowings under the credit facility and availability to borrow approximately $495.4 million. Approximately $304.6 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $348.5 million) was outstanding under the term loan facility as of September 30, 2015. As of December 31, 2014, the Company had $404.4 million of outstanding borrowings under its former credit facility and availability to borrow approximately $750.6 million. Approximately $49.4 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of December 31, 2014.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

During the third quarter of 2015, the Company designated the €312.0 million ($348.5 million at September 30, 2015) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 to the Condensed Consolidated Financial Statements for additional information about the net investment hedge.

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $223.4 million as of September 30, 2015) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the use of funds for certain research and development projects, the incurrence of indebtedness and the making of certain payments, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

5 7/8%  Senior Notes

The Company’s $301.6 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described below and in Note 11 to the Condensed Consolidated Financial Statements, the Company entered into an interest rate swap in August 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes (a weighted average interest rate of 4.45% from the date of inception of the interest rate swap to September 30, 2015).

Interest Rate Swap Contracts
As previously discussed, the Company entered into two interest rate swap contracts during the three months ended September 30, 2015. One of the interest rate swap contracts converted the fixed interest rate for the Company’s 5 7/8% senior notes to a floating interest rate over the life of the notes and was accounted for as a fair value hedge. The other interest rate swap contract converted the floating interest rate for the Company’s term loan facility to a fixed interest rate over the life of the facility and was accounted for as a cash flow hedge. See Note 11 to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swap contracts.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2015 and December 31, 2014, outstanding letters of credit totaled $17.6 million and $18.5 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 were as follows (in millions):

	September 30, 2015	December 31, 2014
Finished goods	$671.2	$616.6
Repair and replacement parts	531.2	536.4
Work in process	118.5	130.5
Raw materials	378.4	467.2
Inventories, net	$1,699.3	$1,750.7

8.    PRODUCT WARRANTY

The warranty reserve activity for the three and nine months ended September 30, 2015 and 2014 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$261.3	$303.9	$284.6	$294.9
Acquisition	—	0.5	—	0.5
Accruals for warranties issued during the period	33.2	51.0	110.5	149.9
Settlements made (in cash or in kind) during the period	(45.7)	(59.3)	(132.8)	(150.1)
Foreign currency translation	(3.7)	(13.7)	(17.2)	(12.8)
Balance at September 30	$245.1	$282.4	$245.1	$282.4

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $206.4 million and $245.7 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. Approximately $38.7 million and $38.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income attributable to AGCO Corporation and its subsidiaries by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs, vesting of performance share awards and vesting of restricted stock units when the effects of such assumptions are dilutive. During 2014, the appreciation of the excess conversion value of the Company’s former contingently convertible senior subordinate notes was included in the diluted net income per common share using the treasury stock method when the impact of such assumptions was dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$67.1	$65.0	$204.3	$332.8
Weighted average number of common shares outstanding	86.6	93.5	87.7	94.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.77	$0.70	$2.33	$3.53
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$67.1	$65.0	$204.3	$332.8
Weighted average number of common shares outstanding	86.6	93.5	87.7	94.2
Dilutive SSARs, performance share awards and restricted stock units	0.1	0.2	0.1	0.3
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	0.1	—	0.7
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	86.7	93.8	87.8	95.2
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.77	$0.69	$2.33	$3.50

SSARs to purchase approximately 0.9 million shares of the Company’s common stock for the three and nine months ended September 30, 2015 and approximately 1.1 million shares of the Company’s common stock for the three and nine months ended September 30, 2014 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At September 30, 2015 and December 31, 2014, the Company had approximately $133.9 million and $130.6 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2015 and December 31, 2014, the Company had approximately $62.2 million and $64.7 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2015 and December 31, 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $17.1 million and $15.3 million, respectively.
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

The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items or the net investment hedges in foreign operations. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

The Company categorizes its derivative assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. See Note 15 for a discussion of the fair value hierarchy as per the guidance in Accounting Standards Codification 820, “Fair Value Measurements.” The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs.

Foreign Currency and Interest Rate Risk

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

The Company attempts to manage its transactional foreign exchange exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, the Company hedges certain, but not all, of its exposures through the use of foreign currency contracts. The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars may be partially hedged from time to time. The Company’s most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar and the Swiss franc in relation to the Euro. When practical, the translation impact is reduced by financing local operations with local borrowings.

The Company uses floating rate and fixed rate debt to finance its operations. The floating rate debt obligations expose the Company to variability in interest payments due to changes in the EURIBOR and LIBOR benchmark interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments, and to meet that objective, the Company periodically enters into interest rate swaps to manage the interest rate risk associated with the Company’s borrowings.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Derivative Transactions Designated as Hedging Instruments

Foreign Currency Contracts

During 2015 and 2014, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified into cost of goods sold during the nine months ended September 30, 2015 and 2014 was approximately $1.6 million and $0.4 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2015 range in maturity through December 2015.

The Company had outstanding foreign currency contracts with a notional amount of approximately $17.7 million and $23.8 million as of September 30, 2015 and December 31, 2014, respectively, that were entered into to hedge forecasted sale and purchase transactions.

Interest Rate Swap Contracts

Cash Flow Hedge

During the three months ended September 30, 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $348.5 million at September 30, 2015) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in other comprehensive loss. These amounts are subsequently reclassified into interest expense as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings. For both the three and nine months ended September 30, 2015, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $1.5 million, which was recorded in other comprehensive loss. The amount of the net loss recorded in other comprehensive loss that was reclassified into interest expense during both the three and nine months ended September 30, 2015 was approximately $0.1 million, on an after-tax basis. There was no ineffectiveness during the three and nine months ended September 30, 2015.

Fair Value Hedge

During the three months ended September 30, 2015, the Company entered into an interest rate swap instrument with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of the Company’s 5 7/8% senior notes (Note 6). Under the interest rate swap, the Company pays a floating interest rate based on the three-month LIBOR plus a spread of 4.14% (or a weighted average interest rate of 4.45% from the date of inception of the interest rate swap to September 30, 2015) and the counterparty to the agreement pays a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap are recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes.

For both the three and nine months ended September 30, 2015, the Company recorded unrealized losses on the hedged debt of approximately $1.6 million in “Interest expense, net” in the Condensed Consolidated Statements of Operations. The unrealized gains of approximately $1.6 million on the related interest rate swap instrument offset such unrealized losses, and were also recorded in “Interest expense, net” in the Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2015 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2014	$(0.2)	$(0.1)	$(0.1)
Net changes in fair value of derivatives	(4.4)	(1.0)	(3.4)
Net losses reclassified from accumulated other comprehensive loss into income	1.9	0.2	1.7
Accumulated derivative net losses as of September 30, 2015	$(2.7)	$(0.9)	$(1.8)

Net Investment Hedges

The Company uses non-derivative (foreign currency denominated debt) and derivative (foreign currency contracts) instruments to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on these derivatives based on changes in forward rates.

For instruments that are designated as hedges of net investments in foreign operations, changes in the fair value of the derivative instruments are recorded in foreign currency translation adjustments, a component of accumulated other comprehensive loss, to offset changes in the value of the net investments being hedged. When the net investment in foreign operations is sold or substantially liquidates, the amounts recorded in accumulated other comprehensive loss are reclassified to earnings. To the extent foreign currency denominated debt is dedesignated from a net investment hedge relationship, changes in the value of the foreign currency denominated debt are recorded in earnings through the maturity date.

During the three months ended September 30, 2015, the Company designated its €312.0 million (or approximately $348.5 million at September 30, 2015) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. For both the three and nine months ended September 30, 2015, $2.1 million of foreign currency gains were included in the cumulative translation adjustment component of accumulated other comprehensive loss.

During the three months ended September 30, 2015, the Company designated foreign currency contracts with a notional amount of €200.0 million (or approximately $223.4 million at September 30, 2015) and a maturity date of December 1, 2015 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. For both the three and nine months ended September 30, 2015, approximately $3.5 million of foreign currency gains were included in the cumulative translation adjustment component of accumulated other comprehensive loss.

There was no ineffectiveness during both the three and nine months ended September 30, 2015.

Derivative Transactions Not Designated as Hedging Instruments

During 2015 and 2014, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of September 30, 2015 and December 31, 2014, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,054.9 million and $1,810.5 million, respectively, that were entered into to economically hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other (income) expense, net.” For the three and nine months ended September 30, 2015, the Company recorded a net loss of approximately $6.5 million and $46.8 million, respectively, within “Other (income)expense, net” related to these contracts. For the three and nine months ended September 30, 2014, the Company recorded a net gain of approximately $7.3 million and $13.2 million, respectively, within “Other expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of September 30, 2015 (in millions):

	Asset Derivatives as of September 30, 2015		Liability Derivatives as of September 30, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.5
Interest rate swap contracts	Other noncurrent assets	1.6	Other noncurrent liabilities	2.3
Net investment hedges	Other current assets	3.5	Other current liabilities	—
Total derivatives designated as hedging instruments		$5.1		$2.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	2.5	Other current liabilities	13.4
Total derivative instruments		$7.6		$16.2

The table below sets forth the fair value of derivative instruments as of December 31, 2014 (in millions):

	Asset Derivatives as of December 31, 2014		Liability Derivatives as of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.3	Other current liabilities	20.3
Total derivative instruments		$11.3		$20.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the nine months ended September 30, 2015 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2014	$0.9	$582.5	$3,771.6	$(906.5)	$48.4	$3,496.9
Stock compensation	—	10.6	—	—	—	10.6
Issuance of performance award stock	—	(5.5)	—	—	—	(5.5)
SSARs exercised	—	(0.6)	—	—	—	(0.6)
Comprehensive income (loss):
Net income (loss)	—	—	204.3	—	(1.6)	202.7
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	(515.7)	(1.8)	(517.5)
Defined benefit pension plans, net of tax	—	—	—	6.7	—	6.7
Unrealized loss on derivatives, net of tax	—	—	—	(1.7)	—	(1.7)
Payment of dividends to stockholders	—	—	(31.7)	—	—	(31.7)
Purchases and retirement of common stock	—	(187.5)	—	—	—	(187.5)
Changes in noncontrolling interest	—	—	—	—	1.1	1.1
Balance, September 30, 2015	$0.9	$399.5	$3,944.2	$(1,417.2)	$46.1	$2,973.5

Total comprehensive loss attributable to noncontrolling interests for the three and nine months ended September 30, 2015 and to noncontrolling interests and redeemable noncontrolling interest for the three and nine months ended September 30, 2014 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$0.1	$(2.5)	$(1.6)	$(5.1)
Other comprehensive loss:
Foreign currency translation adjustments	(2.6)	—	(1.8)	(0.3)
Total comprehensive loss	$(2.5)	$(2.5)	$(3.4)	$(5.4)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2015 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2014	$(253.3)	$(0.1)	$(653.1)	$(906.5)
Other comprehensive loss before reclassifications	—	(3.4)	(515.7)	(519.1)
Net losses reclassified from accumulated other comprehensive loss	6.7	1.7	—	8.4
Other comprehensive income (loss), net of reclassification adjustments	6.7	(1.7)	(515.7)	(510.7)
Accumulated other comprehensive loss, September 30, 2015	$(246.6)	$(1.8)	$(1,168.8)	$(1,417.2)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended September 30, 2015 and 2014 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three months ended September 30, 2015 (1)	Three months ended September 30, 2014 (1)
Derivatives:
Net losses on foreign currency contracts	$0.6	$0.3	Cost of goods sold
Net losses on interest rate swap contracts	0.1	—	Interest expense, net
Reclassification before tax	0.7	0.3
	(0.1)	0.1	Income tax provision
Reclassification net of tax	$0.6	$0.4

Defined benefit pension plans:
Amortization of net actuarial loss	$2.9	$2.2	(2)
Amortization of prior service cost	0.1	0.3	(2)
Reclassification before tax	3.0	2.5
	(0.7)	(0.6)	Income tax provision
Reclassification net of tax	$2.3	$1.9

Net losses reclassified from accumulated other comprehensive loss	$2.9	$2.3
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2015 and 2014 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine months ended September 30, 2015 (1)	Nine months ended September 30, 2014 (1)
Derivatives:
Net losses on foreign currency contracts	$1.8	$0.2	Cost of goods sold
Net losses on interest rate swap contracts	0.1	—	Interest expense, net
Reclassification before tax	1.9	0.2
	(0.2)	0.2	Income tax provision
Reclassification net of tax	$1.7	$0.4

Defined benefit pension plans:
Amortization of net actuarial loss	$8.5	$6.6	(2)
Amortization of prior service cost	0.4	0.8	(2)
Reclassification before tax	8.9	7.4
	(2.2)	(1.8)	Income tax provision
Reclassification net of tax	$6.7	$5.6

Net losses reclassified from accumulated other comprehensive loss	$8.4	$6.0
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014.
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

During the nine months ended September 30, 2015, the Company entered into accelerated share repurchase (“ASR”)agreements with a financial institution to repurchase an aggregate of $187.5 million of shares of the Company’s common stock.  The Company received approximately 3,488,063 shares during the nine months ended September 30, 2015 related to the ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $344.2 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of September 30, 2015 and December 31, 2014, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures. During the third quarter of 2015, the Company entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of its wholesale receivables in Brazil to its Brazilian finance joint venture. As of September 30, 2015 and December 31, 2014, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion and $1.2 billion, respectively.

Under the terms of the accounts receivable agreements in North America, Europe and Brazil, the Company pays an annual servicing fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities a subsidized interest payment with respect to the sales agreements, calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the sales agreements. These fees were reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.0 million and $13.4 million during the three and nine months ended September 30, 2015, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.8 million and $19.0 million during the three and nine months ended September 30, 2014, respectively.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2015 and December 31, 2014, these finance joint ventures had approximately $19.7 million and $43.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2015 and 2014 are set forth below (in millions):

	Three Months Ended September 30,
Pension benefits	2015	2014
Service cost	$4.6	$4.3
Interest cost	7.8	9.4
Expected return on plan assets	(11.2)	(11.2)
Amortization of net actuarial loss	2.8	2.1
Amortization of prior service cost	0.1	0.2
Net periodic pension cost	$4.1	$4.8

	Three Months Ended September 30,
Postretirement benefits	2015	2014
Interest cost	$0.3	$0.4
Amortization of net actuarial loss	0.1	0.1
Amortization of prior service cost	—	0.1
Net periodic postretirement benefit cost	$0.4	$0.6

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2015 and 2014 are set forth below (in millions):

	Nine Months Ended September 30,
Pension benefits	2015	2014
Service cost	$13.9	$12.9
Interest cost	23.4	28.2
Expected return on plan assets	(33.4)	(33.6)
Amortization of net actuarial loss	8.4	6.5
Amortization of prior service cost	0.3	0.6
Net periodic pension cost	$12.6	$14.6

	Nine Months Ended September 30,
Postretirement benefits	2015	2014
Service cost	$—	$0.1
Interest cost	1.0	1.2
Amortization of net actuarial loss	0.1	0.1
Amortization of prior service cost	0.1	0.2
Net periodic postretirement benefit cost	$1.2	$1.6

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2015 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2014	$(341.5)	$(88.2)	$(253.3)
Amortization of net actuarial loss	8.5	2.1	6.4
Amortization of prior service cost	0.4	0.1	0.3
Accumulated other comprehensive loss as of September 30, 2015	$(332.6)	$(86.0)	$(246.6)

During the nine months ended September 30, 2015, approximately $28.2 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2015 to its defined pension benefit plans will aggregate approximately $36.4 million.
During the nine months ended September 30, 2015, the Company made approximately $1.0 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2015.

In October 2015, the Company amended its Executive Nonqualified Pension Plan (“ENPP”) to (a) limit participation to only those individuals who were participants in the ENPP as of July 31, 2015, (b) add an additional benefit, commencing at the end of the current 15-year benefit period, providing each participant an annuity in an amount equal to the annual payment during that 15-year period (or an equivalent value if a joint and survivor annuity is selected by the participant), and (c) to make various other administrative changes. The new benefit generally will be available only to participants who retire on or after reaching normal retirement age and otherwise have a vested benefit under the plan.

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

The Company entered into an interest rate swap instrument designated as a fair value hedge of the Company’s 5 7/8% senior notes (Note 11).

The Company’s trading securities consist of government bonds.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized below (in millions):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$7.6	$—	$7.6
Derivative liabilities	$—	$16.2	$—	$16.2
5 7/8% Senior notes	$—	$301.6	$—	$301.6
Trading securities	$—	$5.4	$—	$5.4

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$11.3	$—	$11.3
Derivative liabilities	$—	$20.5	$—	$20.5

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan, credit facility and 1.056% senior term loan (Note 6) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2014, the estimated fair value of the Company’s 5 7/8% senior notes (Note 6), based on the listed market value, was $337.6 million compared to the carrying value of $300.0 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2015 and 2014 and assets as of September 30, 2015 and December 31, 2014 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2015
Net sales	$494.9	$231.4	$894.3	$115.8	$1,736.4
Income (loss) from operations	40.9	10.5	68.9	(2.5)	117.8
Depreciation	16.0	4.9	29.5	3.4	53.8
Capital expenditures	10.3	7.4	18.4	9.7	45.8
2014
Net sales	$531.3	$455.0	$1,026.0	$142.5	$2,154.8
Income (loss) from operations	37.3	36.4	57.0	(1.0)	129.7
Depreciation	15.1	7.1	34.1	4.8	61.1
Capital expenditures	14.0	14.1	35.7	10.0	73.8

Nine Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2015
Net sales	$1,530.5	$760.7	$2,939.4	$277.7	$5,508.3
Income (loss) from operations	116.4	38.8	284.0	(25.4)	413.8
Depreciation	46.5	16.4	89.9	9.2	162.0
Capital expenditures	36.3	17.4	65.7	27.7	147.1
2014
Net sales	$1,865.0	$1,248.8	$3,783.8	$340.9	$7,238.5
Income (loss) from operations	188.3	94.2	366.0	(5.6)	642.9
Depreciation	44.5	19.9	104.3	11.7	180.4
Capital expenditures	50.7	30.6	117.8	30.2	229.3
Assets
As of September 30, 2015	$1,021.5	$567.8	$1,904.3	$394.6	$3,888.2
As of December 31, 2014	$1,026.9	$719.8	$2,036.0	$353.8	$4,136.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment income from operations	$117.8	$129.7	$413.8	$642.9
Corporate expenses	(24.7)	(28.7)	(81.1)	(88.3)
Stock compensation (expense) credit	(3.2)	21.0	(10.1)	9.8
Restructuring and other infrequent expenses	—	(2.9)	(14.6)	(2.9)
Amortization of intangibles	(10.8)	(10.4)	(32.2)	(30.4)
Consolidated income from operations	$79.1	$108.7	$275.8	$531.1

	September 30, 2015	December 31, 2014
Segment assets	$3,888.2	$4,136.5
Cash and cash equivalents	425.4	363.7
Receivables from affiliates	119.3	108.4
Investments in affiliates	403.3	424.1
Deferred tax assets, other current and noncurrent assets	591.0	616.6
Intangible assets, net	520.7	553.8
Goodwill	1,123.7	1,192.8
Consolidated total assets	$7,071.6	$7,395.9

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

At September 30, 2015, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $60.0 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2020. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Other

The Company sells a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures. During the third quarter of 2015, the Company entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of our wholesale receivables in Brazil to our Brazilian finance joint venture. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Legal Claims and Other Matters

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2015, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $33.0 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2015, we generated net income of $67.1 million, or $0.77 per share, compared to net income of $65.0 million, or $0.69 per share, for the same period in 2014. For the first nine months of 2015, we generated net income of $204.3 million, or $2.33 per share, compared to net income of $332.8 million, or $3.50 per share, for the same period in 2014.

Net sales during the three and nine months ended September 30, 2015 were $1,736.4 million and $5,508.3 million, respectively, which were approximately 19.4% and 23.9% lower than the three and nine months ended September 30, 2014, respectively, due to weaker global market conditions and the negative impact of foreign currency translation.

Income from operations for the three months ended September 30, 2015 was $79.1 million compared to $108.7 million for the same period in 2014. Income from operations was $275.8 million for the nine months ended September 30, 2015 compared to $531.1 million for the same period in 2014. The decrease in income from operations for the three and nine months was primarily a result of lower net sales and production levels, a weaker product mix and currency translation impacts. Headcount and cost reduction initiatives initiated in the second half of 2014 and the first half of 2015 have helped mitigate the negative impacts to operating income.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”) region increased in the three months ended September 30, 2015 compared to the same period in 2014. The benefits from cost reduction initiatives, operational efficiencies and higher margins from new product sales more than offset the negative impacts of reduced net sales and production levels as well as unfavorable currency translation. Income from operations in the EAME region decreased in the nine months ended September 30, 2015 compared to the same period in 2014 due to the reduction in net sales and production levels, as well as negative currency translation. In the North American region, a decline in net sales and production volumes coupled with a weaker product mix negatively impacted income from operations during the nine months ended September 30, 2015 compared to the same period in 2014. Operating income in the North American region increased during the three months ended September 30, 2015 compared to the same period in 2014 as a result of an improved product mix, cost control actions and favorable currency impacts on the cost of imported equipment and components. Income from operations in our South American region decreased in both the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to lower sales and production volumes, the negative impact of currency translation as well as a weaker mix of sales. The loss from operations in our Asia/Pacific region increased in both the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to lower net sales and increased expenses associated with our new factory in China.

Industry Market Conditions
Robust global harvests and the resulting elevated grain inventories continue to pressure prices for all major agricultural commodities. As a result of more challenging farm economics, industry demand continued to soften in all major agricultural equipment markets during the first nine months of 2015 compared to the first nine months of 2014.

In North America, industry unit retail sales of utility and high horsepower tractors for the first nine months of 2015 decreased by approximately 11% compared to the first nine months of 2014. Industry unit retail sales of combines for the first nine months of 2015 decreased by approximately 33% compared to the first nine months of 2014. Retail sales were significantly lower for high horsepower tractors, sprayers and combines, partially offset by stable retail sales for smaller tractors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

In Western Europe, industry unit retail sales of tractors for the first nine months of 2015 decreased by approximately 8% compared to the first nine months of 2014. Industry unit retail sales of combines for the first nine months of 2015 decreased by approximately 11% compared to the first nine months of 2014. Difficult economic conditions for dairy producers and lower grain prices negatively impacted market demand across Western Europe, with declines most pronounced in Germany, the United Kingdom and Finland.

South American industry unit retail sales of tractors in the first nine months of 2015 decreased approximately 24% compared to the same period in 2014. Industry unit retail sales of combines for the first nine months of 2015 decreased by approximately 35% compared to the first nine months of 2014. The decline was most pronounced in Brazil. In Brazil, political uncertainty, the depressed general economy and the related changes to its government financing program negatively impacted industry retail sales.

STATEMENTS OF OPERATIONS
Net sales for the three months ended September 30, 2015 were $1,736.4 million compared to $2,154.8 million for the same period in 2014. Net sales for the first nine months of 2015 were $5,508.3 million compared to $7,238.5 million for the same period in 2014. Foreign currency translation negatively impacted net sales by approximately $323.1 million, or 15.0%, in the three months ended September 30, 2015 and by approximately $976.4 million, or 13.5%, during the nine months ended September 30, 2015.

The following tables sets forth, for the three and nine months ended September 30, 2015, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2015	2014	$	%	$	%
North America	$494.9	$531.3	$(36.4)	(6.9)%	$(16.6)	(3.1)%
South America	231.4	455.0	(223.6)	(49.1)%	(115.3)	(25.3)%
Europe/Africa/Middle East	894.3	1,026.0	(131.7)	(12.8)%	(169.9)	(16.6)%
Asia/Pacific	115.8	142.5	(26.7)	(18.7)%	(21.3)	(15.0)%
	$1,736.4	$2,154.8	$(418.4)	(19.4)%	$(323.1)	(15.0)%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2015	2014	$	%	$	%
North America	$1,530.5	$1,865.0	$(334.5)	(17.9)%	$(42.0)	(2.3)%
South America	760.7	1,248.8	(488.1)	(39.1)%	(266.5)	(21.3)%
Europe/Africa/Middle East	2,939.4	3,783.8	(844.4)	(22.3)%	(624.8)	(16.5)%
Asia/Pacific	277.7	340.9	(63.2)	(18.5)%	(43.1)	(12.6)%
	$5,508.3	$7,238.5	$(1,730.2)	(23.9)%	$(976.4)	(13.5)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Regionally, net sales in North America decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014. Decreases in net sales of combines, sprayers and implements were partially offset by net sales growth in protein production equipment. In the EAME region, net sales decreased during the nine months ended September 30, 2015 compared to the same periods in 2014. Sales declines were most pronounced in Germany, the United Kingdom and Scandinavia during the nine months ended September 30, 2015 compared to the same period in 2014. Net sales increased during the three months ended September 30, 2015, excluding negative currency impacts, compared to the same period in 2014, primarily as a result of the timing of new product introductions in 2015 compared to the prior year. Net sales in South America decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to significant sales declines in Brazil, which were partially offset by growth in the other South American markets. In the Asia/Pacific region, net sales decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014. The decrease in net sales during the three and nine months ended September 30, 2015 was primarily driven by net sales declines in the Australia/New Zealand market and Japan, which were mostly offset by net sales growth in China. We estimate worldwide average price increases were approximately 1.4% and 1.5% during the three and nine months ended September 30, 2015, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised approximately 57% and 60% of our net sales in the three and nine months ended September 30, 2015, respectively, decreased approximately 23% and 26% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Unit sales of tractors and combines decreased approximately 15% and 13% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2015		2014
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$365.7	21.1%	$421.9	19.6%
Selling, general and administrative expenses	205.8	11.9%	221.7	10.3%
Engineering expenses	70.0	4.0%	78.2	3.6%
Restructuring and other infrequent expenses	—	—%	2.9	0.1%
Amortization of intangibles	10.8	0.6%	10.4	0.5%
Income from operations	$79.1	4.6%	$108.7	5.0%

	Nine Months Ended September 30,
	2015		2014
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$1,163.2	21.1%	$1,568.3	21.7%
Selling, general and administrative expenses	630.1	11.4%	751.0	10.4%
Engineering expenses	210.5	3.8%	252.9	3.5%
Restructuring and other infrequent expenses	14.6	0.3%	2.9	—%
Amortization of intangibles	32.2	0.6%	30.4	0.4%
Income from operations	$275.8	5.0%	$531.1	7.3%

____________________________________

(1)	Rounding may impact summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Gross profit as a percentage of net sales increased during the three months ended September 30, 2015 and decreased during the first nine months of 2015 compared to the same periods in 2014. Operational efficiencies from cost reduction actions, improved margins from new product introductions and favorable transactional currency impacts bolstered gross margins during the three months ended September 30, 2015. The impact of lower net sales and production levels as well as a weaker product mix were partially offset by benefits from headcount and other cost reduction actions during the nine months ended September 30, 2015. Production hours decreased approximately 14% and 19%, respectively, during the three and nine months ended September 30, 2015 compared to the same periods in 2014. We recorded approximately $0.3 million and $0.8 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2015, respectively, compared to a net credit of approximately $1.8 million and $1.0 million for the comparable periods in 2014, respectively, as is more fully explained below and in Note 4 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses and engineering expenses both declined in dollars but increased as a percentage of net sales for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The declines in SG&A expenses and engineering expenses were the result of headcount and spending reductions as well as the impact of foreign currency translation. We recorded approximately $3.2 million and $10.1 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2015, respectively, compared to a net credit of approximately $21.0 million and $9.8 million for the comparable periods in 2014, respectively. The net credit was due to a reversal of approximately $24.1 million of previously recorded long-term stock compensation expense. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

The restructuring and other infrequent expenses of $14.6 million recorded during the nine months ended September 30, 2015 were primarily related to severance and other related costs associated with the rationalization of certain European manufacturing operations as well as various administrative offices located in Europe and the United States. Refer to Note 3 to our Condensed Consolidated Financial Statements for further information.

Interest expense, net was approximately $10.6 million and $32.1 million for the three and nine months ended September 30, 2015, respectively, compared to approximately $13.9 million and approximately $43.5 million for the comparable period in 2014, respectively. The decrease was primarily due to higher interest income and lower interest rates on outstanding indebtedness.

Other income, net was approximately $2.1 million for the three months ended September 30, 2015 and other expense, net was approximately $17.2 million for the nine months ended September 30, 2015 compared to other expense, net of approximately $10.1 million and $34.2 million during the same periods in 2014, respectively. During the three months ended September 30, 2015, other income, net was primarily a result of foreign exchange gains compared to foreign exchanges losses in the same period in 2014. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $4.0 million and $13.4 million for the three and nine months ended September 30, 2015, respectively, compared to approximately $4.8 million and $19.0 million for the comparable periods in 2014, respectively.

We recorded an income tax provision of approximately $17.6 million and $66.1 million for the three and nine months ended September 30, 2015, respectively, compared to approximately $34.2 million and $163.8 million for the comparable periods in 2014, respectively. Our effective tax rate was lower during the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to the mix of taxable income and losses in the various tax jurisdictions in which we operate.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $14.2 million and $42.3 million for the three and nine months ended September 30, 2015, respectively, compared to approximately $12.0 million and $38.1 million for the comparable periods in 2014, respectively. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide retail financing to end customers and wholesale financing to our dealers in the United States, Canada, Brazil, Europe, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

ventures. As of September 30, 2015, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was $371.3 million compared to $389.0 million as of December 31, 2014. The total finance portfolio in our finance joint ventures was approximately $8.1 billion and $8.9 billion as of September 30, 2015 and December 31, 2014, respectively. The total finance portfolio as of September 30, 2015 included approximately $6.8 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2014 included approximately $7.4 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the nine months ended September 30, 2015, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” on our Condensed Consolidated Statements of Operations, was $39.4 million compared to $35.7 million for the same period in 2014.

The total finance portfolio in our finance joint venture in Brazil was approximately $0.9 billion and $1.5 billion as of September 30, 2015 and December 31, 2014, respectively. As a result of weak market conditions in Brazil in 2005 and 2006, a substantial portion of this portfolio had been included in a payment deferral program directed by the Brazilian government relating to retail contracts entered into during 2004, where scheduled payments were rescheduled several times between 2005 and 2008. The impact of the deferral program resulted in higher delinquencies and lower collateral coverage for the portfolio. While the joint venture currently considers its reserves for loan losses adequate, it continually monitors its reserves considering borrower payment history, the value of the underlying equipment financed and further payment deferral programs implemented by the Brazilian government. To date, our finance joint ventures in markets outside of Brazil have not experienced any significant changes in the credit quality of their finance portfolios. However, there can be no assurance that the portfolio credit quality will not deteriorate, and, given the size of the portfolio relative to the joint ventures’ levels of equity, a significant adverse change in the joint ventures’ performance would have a material impact on the joint ventures and on our operating results.

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

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our €200.0 million (or approximately $223.4 million as of September 30, 2015) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $348.5 million as of September 30, 2015) term loan facility, which expires in June 2020. As of September 30, 2015, $304.6 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $348.5 million) was outstanding under the term loan facility (see further discussion below).

•	Our €200.0 million (or approximately $223.4 million as of September 30, 2015) 1.056% senior term loan, which matures in 2020 (see further discussion below).

•	Our $301.6 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our accounts receivable sales agreements with our finance joint ventures in the United States, Canada and Europe. As of September 30, 2015, approximately $1.1 billion of cash had been received under these agreements (see further discussion below).

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

Our revolving credit facility and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $348.5 million as of September 30, 2015) term loan facility. We are not required to make quarterly payments towards the term loan facility. On June 19, 2015, we amended our current credit facility agreement, providing us with the ability to replace the current term loan facility denominated in United States dollars with an equivalent amount denominated in Euros. In August 2015, we replaced the outstanding term loan facility in the amount of $355.0 million, denominated in U.S. dollars, with an equivalent amount denominated in Euros. We also extended the maturity date of our credit facility from June 28, 2019 to June 26, 2020 and amended the interest rate margin. Under the amended credit facility agreement, interest accrues on amounts outstanding, at our option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on our leverage ratio. Previously, interest accrued on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. As is more fully described in Note 11 to our Condensed Consolidated Financial Statements, we entered into an interest rate swap in August 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of September 30, 2015, we had $653.1 million of outstanding borrowings under the credit facility and availability to borrow approximately $495.4 million. Approximately $304.6 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $348.5 million) was outstanding under the term loan facility as of September 30, 2015. As of December 31, 2014, we had $404.4 million of outstanding borrowings under our former credit facility and availability to borrow approximately $750.6 million. Approximately $49.4 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of December 31, 2014.

During the third quarter of 2015, we designated the €312.0 million ($348.5 million at September 30, 2015) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 to our Condensed Consolidated Financial Statements for additional information about the net investment hedge.

In December 2014, we entered into a term loan with the European Investment Bank, which provided us with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $223.4 million as of September 30, 2015) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the use of funds for certain research and development projects, the incurrence of indebtedness and the making of certain payments, and is subject to acceleration in the event of default. We also have to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Our $301.6 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount plus

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11 to our Condensed Consolidated Financial Statements, we entered into an interest rate swap in August 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes (a weighted average interest rate of 4.45% from the date of inception of the interest rate swap to September 30, 2015).

As previously discussed, we entered into two interest rate swap contracts during the three months ended September 30, 2015. One of the interest rate swap contracts converted the fixed interest rate for our 5 7/8% senior notes to a floating interest rate over the life of the notes and was accounted for as a fair value hedge. The other interest rate swap contract converted the floating interest rate for our term loan facility to a fixed interest rate over the life of the facility and was accounted for as a cash flow hedge. See Note 11 to our Condensed Consolidated Financial Statements for additional information about our interest rate swap contracts.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European finance joint ventures. During the third quarter of 2015, we entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of our wholesale receivables in Brazil to our Brazilian finance joint venture. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of September 30, 2015 and December 31, 2014, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion and $1.2 billion, respectively.

Our finance joint ventures in Brazil and Australia also provide wholesale financing to our dealers. The receivables associated with these arrangements also are without recourse to us. As of September 30, 2015 and December 31, 2014, these finance joint ventures had approximately $19.7 million and $43.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows provided by operating activities was approximately $72.2 million for the first nine months of 2015 compared to cash used in operating activities of approximately $215.3 million for the first nine months of 2014. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,288.3 million in working capital at September 30, 2015, as compared with $1,311.0 million at December 31, 2014 and $1,841.8 million at September 30, 2014. Accounts receivable and inventories, combined, at September 30, 2015 were $68.5 million and $752.7 million lower than at December 31, 2014 and September 30, 2014, respectively. The decrease in accounts receivable and inventories as of September 30, 2015 as compared to December 31, 2014 and September 30, 2014 was primarily a result of reduced production initiated in the second half of 2014 and the first half of 2015 as well as the negative impact of foreign currency translation.

Capital expenditures for the first nine months of 2015 were $147.1 million compared to $229.3 million for the first nine months of 2014. We anticipate that capital expenditures for the full year of 2015 will be approximately $250.0 to $275.0 million and primarily will be used to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 34.1% and 23.8% at September 30, 2015 and December 31, 2014, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

During the nine months ended September 30, 2015, we entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $187.5 million of shares of our common stock.  We received approximately 3,488,063 shares during the nine months ended September 30, 2015 related to the ASR agreements.  All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $344.2 million.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At September 30, 2015, we have outstanding guarantees of indebtedness owed to third parties of approximately $60.0 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European finance joint ventures. During the third quarter of 2015, we entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of our wholesale receivables in Brazil to our Brazilian finance joint venture. In addition, at September 30, 2015, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,296.0 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 of our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Lower industry demand for farm equipment is expected in all regions for the full year of 2015 as compared to 2014 primarily resulting from lower commodity prices and reduced farm income levels. Our net sales in 2015 are expected to be lower compared to 2014, reflecting the impact of weaker market conditions and unfavorable foreign currency translation. Gross and operating margins are expected to be below 2014 levels due to the negative impact of lower sales and production volumes along with a weaker sales mix. Benefits from our restructuring actions, our purchasing and productivity initiatives and new product introductions as well as a lower tax rate are expected to partially offset the volume-related impacts. Based on these assumptions, AGCO expects 2015 earnings per share to be below 2014.

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

We attempt to manage our transactional foreign currency exposure by hedging foreign currency cash flow forecasts and commitments arising from the anticipated settlement of receivables and payables and from future purchases and sales. Where naturally offsetting currency positions do not occur, we hedge certain, but not all, of our exposures through the use of foreign currency contracts. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars may be partially hedged from time to time. Our most significant translation exposures are the Euro, the British pound and the Brazilian real in relation to the United States dollar. When practical, this translation impact is reduced by financing local operations with local borrowings. Our hedging policy prohibits use of foreign currency contracts for speculative trading purposes.

All derivatives are recognized on our Condensed Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2015 and 2014, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified into cost of goods sold during the nine months ended September 30, 2015 and 2014 was approximately $1.6 million and $0.4 million, respectively, on an after-tax basis. The outstanding contracts as of September 30, 2015 range in maturity through December 2015.

Assuming a 10% change relative to the currency of the hedge contract, this could negatively impact the fair value of the foreign currency instruments by approximately $12.7 million as of September 30, 2015. Using the same sensitivity analysis as of September 30, 2014, the fair value of such instruments would have decreased by approximately $3.6 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rate Risk
Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
During the three months ended September 30, 2015, we entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $348.5 million at September 30, 2015) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, we pay a fixed interest rate of 0.33% and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR. The amount of the net loss recorded in other comprehensive loss that was reclassified into interest expense during both the three and nine months ended September 30, 2015 was approximately $0.1 million, on an after-tax basis.
During the three months ended September 30, 2015, we entered into an interest rate swap with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of our 5 7/8% Senior Notes (Refer to Note 6 of to Condensed Consolidated Financial Statements). Under this interest rate swap, we pay a floating interest rate based on the three-month LIBOR plus a spread of 4.14% (or a weighted average interest rate of 4.45% from the date of inception of the interest rate swap to September 30, 2015) and the counterparty to the agreement pays a fixed interest rate of 5 7/8%.

Based on our floating rate debt, derivative instruments and our accounts receivable sales facilities outstanding at September 30, 2015, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the nine months ended September 30, 2015 by approximately $2.3 million.

Net Investment Hedge
We use non-derivative (foreign currency denominated debt) and derivative (foreign currency contracts) instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates.
During the three months ended September 30, 2015, we designated our €312.0 million (or approximately $348.5 million at September 30, 2015) term loan facility with a maturity date of June 26, 2020 as a hedge of our net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.
During the three months ended September 30, 2015, we designated foreign currency contracts with a notional amount of €200.0 million (or approximately $223.4 million at September 30, 2015) and a maturity date of December 1, 2015 as a hedge of our net investment in foreign operations to offset foreign currency translation gains or losses on the net investment.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1, 2015 through July 31, 2015	—	$—	—	$406.7
August 1, 2015 through August 31, 2015 (2)	1,285,897	$49.31	1,285,897	$344.2
September 1, 2015 through September 30, 2015	—	$—	—	$344.2
Total	1,285,897	$49.31	1,285,897	$344.2

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

(2) In August 2015, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $62.5 million of our common stock. The ASR agreement resulted in the initial delivery of 1,012,638 shares of our common stock, representing approximately 75% of the shares expected to be repurchased in connection with the transaction. The ASR agreement was completed in October 2015. The average price paid per share for the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 1,012,638 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $62.5 million payment. Refer to Note 12 of our Condensed Consolidated Financial Statements for a further discussion of this matter.

ITEM 5.	OTHER INFORMATION
(a) On November 5, 2015, a subsidiary of the Company entered into a letter agreement with TAFE International LLC, Turkey and Tractors and Farm Equipment Limited providing for the supply of equipment to the Turkish market. A copy of the letter agreement is incorporated by reference to Exhibit 10.1 to this report.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Letter Agreement executed November 5, 2015 between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	Filed herewith

10.2	AGCO Corporation Amended and Restated Executive Nonqualified Pension Plan	October 6, 2015, Form 8-K, Exhibit 99.1

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2015	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)