Form 10-K
period 2015-12-31
AGCO CORP /DE
filed 2016-02-26
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
For the fiscal year ended December 31, 2015
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
The aggregate market value of AGCO Corporation’s Common Stock (based upon the closing sales price quoted on the New York Stock Exchange) held by non-affiliates as of June 30, 2015 was approximately $4.2 billion. For this purpose, directors and officers and the entities that they control have been assumed to be affiliates. As of February 19, 2016, 82,449,867 shares of AGCO Corporation’s Common Stock were outstanding.
AGCO Corporation is a large accelerated filer and is not a shell company.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of AGCO Corporation’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
ANNUAL REPORT ON FORM 10-K ITEM 15 (A)(2) FINANCIAL STATEMENT SCHEDULE YEAR ENDED DECEMBER 31, 2015
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EX-10.9
EX-10.13
EX-10.19
EX-10.28
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

General

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, seeding and tillage, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brands, including Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through approximately 3,000 independent dealers and distributors in more than 140 countries. In addition, we also provide retail and wholesale financing through our finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., which we refer to as “Rabobank.”

Products

The following table sets forth a description of the Company’s products and their percentage of net sales:

			Percentage of Net Sales
Product		Product Description	2015	2014	2013
Tractors	•	High horsepower tractors (100 to 600 horsepower); typically used on larger farms, primarily for row crop production	57%	57%	60%
	•	Utility tractors (40 to 100 horsepower); typically used on small- and medium-sized farms and in specialty agricultural industries, including dairy, livestock, orchards and vineyards
	•	Compact tractors (under 40 horsepower); typically used on small farms and specialty agricultural industries, as well as for landscaping and residential uses
Combines	•	Combines, sold with a variety of threshing technologies and complemented by a variety of crop-harvesting heads; typically used in harvesting grain crops such as corn, wheat, soybeans and rice	4%	6%	6%
Application Equipment	•	Self-propelled, three- and four-wheeled vehicles and related equipment; for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops (“pre-emergence”) and after crops emerge from the ground (“post-emergence”)	4%	5%	5%
Hay Tools and Forage Equipment, Implements & Other Equipment	•	Round and rectangular balers, self-propelled windrowers, disc mowers, spreaders, rakes, tedders, and mower conditioners; used for the harvesting and packaging of vegetative feeds used in the beef cattle, dairy, horse and renewable fuel industries	9%	9%	9%
	•
Implements, including disc harrows, which cut through crop residue, leveling seed beds and mixing chemicals with the soils; heavy tillage, which break up soil and mix crop residue into topsoil, with or without prior discing; field cultivators, which prepare a smooth seed bed and destroy weeds; and drills, which are primarily used for small grain seeding

	•	Planters; used to apply fertilizer and plant seeds in the field, typically used in row crop seeding
	•	Other equipment, including loaders; used for a variety of tasks, including lifting and transporting hay crops
Grain Storage and Protein Production Systems	•	Grain storage bins and related drying and handling equipment systems; swine and poultry feed storage and delivery, ventilation and watering systems; and egg production cages and broiler production equipment	10%	9%	7%
Replacement Parts	•	Replacement parts for all of the products we sell, including products no longer in production. Most of our products can be economically maintained with parts and service for a period of ten to 20 years. Our parts inventories are maintained and distributed through a network of master and regional warehouses throughout North America, South America, Europe and Australia in order to provide timely response to customer demand for replacement parts	16%	14%	13%

Marketing and Distribution

We distribute products primarily through a network of independent dealers and distributors. Our dealers are responsible for retail sales to the equipment’s end user in addition to after-sales service and support of the equipment. Our distributors may sell our products through a network of dealers supported by the distributor, or our distributors also may directly market our products and provide customer service support. Our sales are not dependent on any specific dealer, distributor or group of dealers.

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

	Independent Dealers and Distributors	Percent of Net Sales
Geographical region	2015	2015	2014	2013
Europe	1,010	51%	49%	48%
North America	1,340	26%	25%	26%
South America	290	13%	17%	19%
Rest of World (1)	360	10%	9%	7%
____________________________________
(1) Consists of approximately 75 countries in Africa, the Middle East, Australia and Asia.

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

Manufacturing and Suppliers

Manufacturing and Assembly

We manufacture and assemble our products in 39 locations worldwide, including six locations where we operate joint ventures. Our locations are intended to optimize capacity, technology or local costs. Furthermore, we continue to balance our manufacturing resources with externally-sourced machinery, components and replacement parts to enable us to better control inventory and our supply of components. We believe that our manufacturing facilities are sufficient to meet our needs for the foreseeable future. Please refer to Item 2, “Properties,” where a listing of our principal manufacturing locations is presented.

Our AGCO Power engines division produces diesel engines, gears and generating sets. The diesel engines are manufactured for use in a portion of our tractors, combines and sprayers, and are also sold to third parties. AGCO Power specializes in the manufacturing of off-road engines in the 75 to 750 horsepower range.

Third-Party Suppliers

We externally source some of our machinery, components and replacement parts. Our production strategy is intended to optimize our research and development and capital investment requirements and to allow us greater flexibility to respond to changes in market conditions.

We purchase some of the products we distribute from third-party suppliers. We purchase some fully manufactured tractors from Tractors and Farm Equipment Limited (“TAFE”), as well as from Carraro S.p.A. and Iseki & Company, Limited. We also purchase other tractors, implements and hay and forage equipment from various third-party suppliers. Refer to “Related Parties” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of our relationship with TAFE.

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

Seasonality

Generally, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. To the extent practicable, we attempt to ship products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal retail demands on our manufacturing operations and to minimize our investment in inventory. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of the year and then decrease in the second half of the year. The fourth quarter is also typically a period for higher retail sales because of our customers’ year-end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives.

Competition

The agricultural industry is highly competitive. We compete with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Our two principal competitors on a worldwide basis are Deere & Company and CNH Industrial N.V. We have regional competitors around the world that have significant market share in a single country or a group of countries.

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

Wholesale Financing

Primarily in the United States and Canada, we engage in the standard industry practice of providing dealers with floor plan payment terms for their inventories of farm equipment for extended periods generally through our AGCO Finance joint ventures. The terms of our wholesale finance agreements with our dealers vary by region and product line, with fixed payment schedules on all sales, generally ranging from one to 12 months. In the United States and Canada, dealers typically are not required to make an initial down payment, and our terms allow for an interest-free period generally ranging from one to 12 months, depending on the product. Amounts due from sales to dealers in the United States and Canada are immediately due upon a retail sale of the underlying equipment by the dealer, with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer, installment payments generally are required beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment. In limited circumstances, we provide sales terms, and in some cases, interest-free periods that are longer than 12 months for certain products. These typically are specified programs, predominantly in the United States and Canada, where interest is charged after a period of up to 24 months, depending on the year of the sale and the dealer or distributor's ordering or sales volume during the preceding year. We also provide financing to dealers on used equipment accepted in trade. We obtain a security interest in a majority of the new and used equipment we finance. Sales of grain storage and protein production systems generally are payable within 30 days of shipment.

Typically, sales terms outside the United States and Canada are of a shorter duration, generally ranging from 30 to 180 days. In many cases, we retain a security interest in the equipment sold on extended terms. In certain international markets, our sales are backed by letters of credit or credit insurance.

We have an agreement to permit transferring, on an ongoing basis, a majority of our wholesale receivables in North America and Europe to our AGCO Finance joint ventures in the United States, Canada and Europe. We also have an agreement to permit transferring, on an ongoing basis, a portion of our wholesale receivables in Brazil to our Brazilian AGCO Finance joint venture. Upon transfer, the wholesale receivables maintain standard payment terms, including required regular principal payments on amounts outstanding and interest charges at market rates. Qualified dealers may obtain additional financing through our U.S., Canadian, European and Brazilian finance joint ventures at the joint ventures’ discretion. In addition, AGCO Finance joint ventures may provide wholesale financing directly to dealers in Brazil and Australia.

Retail Financing

Our end users of our products are also provided with a competitive and dedicated financing provided by our AGCO Finance joint ventures. Besides contributing to our overall profitability, the AGCO Finance joint ventures can enhance our sales efforts by tailoring retail finance programs to prevailing market conditions. Our finance joint ventures are located in the United States, Canada, Europe, Brazil, Argentina and Australia and are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Rabobank. Refer to “Finance Joint Ventures” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

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

The United States Environmental Protection Agency regulates permissible non-road and stationary diesel engine emissions. Our AGCO Power engine division, which specializes in the manufacturing of non-road engines in the 75 to 750 horsepower range, currently complies with emissions standards and related requirements set by European and U.S. regulatory authorities. We also are required to comply with other country regulations outside of the United States and Europe. We expect to meet future emissions requirements through the introduction of new technology to our engines and exhaust after-treatment systems, as necessary. In some markets (such as the United States) we must obtain governmental environmental approvals in order to import our products, and these approvals can be difficult or time consuming to obtain or may not be obtainable at all.

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

We have manufacturing facilities or other physical presence in approximately 33 countries and sell our products in more than 140 countries. This subjects us to a range of trade, product, foreign exchange, employment, tax and other laws and regulations, in addition to the environmental regulations discussed previously, in a significant number of jurisdictions. Many jurisdictions and a variety of laws regulate the contractual relationships with our dealers. These laws impose substantive standards on the relationships between us and our dealers, including events of default, grounds for termination, non-renewal of dealer contracts and equipment repurchase requirements. Such laws could adversely affect our ability to terminate our dealers.

In addition, each of the jurisdictions within which we operate or sell products has an important interest in the success of its agricultural industry and the consistency of the availability of reasonably priced food sources. These interests result in active political involvement in the agricultural industry, which, in turn, can impact our business in a variety of ways.

Employees

As of December 31, 2015, we employed approximately 19,600 employees, including approximately 5,000 employees in the United States and Canada. A majority of our employees at our manufacturing facilities, both domestic and international, are represented by collective bargaining agreements and union contracts with terms that expire on varying dates. We currently do not expect any significant difficulties in renewing these agreements.

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

These reports are made available on our website as soon as practicable after they are filed with the Securities and Exchange Commission (“SEC”).
We also provide corporate governance and other information on our website. This information includes:

•
charters for the committees of our board of directors, which are available under the heading “Charters of the Committees of the Board” in the “Governance, Committees, & Charters” section of the “Corporate Governance” section of our website located under “Investors,” and

•	our Global Code of Conduct, which is available under the heading “Global Code of Conduct” in the “Corporate Governance” section of our website located under “Investors.”

In addition, in the event of any waivers of our Global Code of Conduct, those waivers will be available under the heading “Corporate Governance” of our website.

Financial Information on Geographical Areas

For financial information on geographical areas, see Note 15 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” under the caption “Segment Reporting,” which information is incorporated herein by reference.

Item 1A.    Risk Factors

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, products, manufacturing facilities, legal proceedings, financial condition, future financial performance (including growth and earnings) and demand for our products and services, and other statements of our plans, belief or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding net sales, industry conditions, currency translation impacts, market demand, farm incomes, weather conditions, commodity prices, general economic conditions, availability of financing, working capital, capital expenditure and debt service requirements, margins, production volumes, cost reduction initiatives, investments in product development, compliance with financial covenants, support of lenders, recovery of amounts under guarantee, uncertain income tax provisions, funding of our pension and postretirement benefit plans, or realization of net deferred tax assets, are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth below and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

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

Our success depends heavily on the vitality of the agricultural industry. Historically, the agricultural industry, including the agricultural equipment business, has been cyclical and subject to a variety of economic factors, governmental regulations and legislation and weather conditions. Sales of agricultural equipment generally are related to the economic health of the agricultural industry, which is affected by farm income, farm input costs, debt levels and land values, all of which reflect levels of commodity prices, acreage planted, crop yields, agricultural product demand, including crops used as renewable energy sources, government policies and government subsidies. Sales also are influenced by economic conditions, interest rate and exchange rate levels, and the availability of retail financing. Trends in the industry, such as farm consolidations, may affect the agricultural equipment market. In addition, weather conditions, such as floods, heat waves or droughts, and pervasive livestock or crop diseases can affect farmers’ buying decisions. Downturns in the agricultural industry due to these or other factors, which could vary by market, are likely to result in decreases in demand for agricultural equipment, which would adversely affect our sales, growth, results of operations and financial condition. Moreover, volatility in demand makes it difficult for us to accurately predict sales and optimize production. This, in turn, can result in higher costs, including inventory carrying costs and underutilized manufacturing capacity. During previous downturns in the farm sector, we experienced significant and prolonged declines in sales and profitability, and we expect our business to remain subject to similar market fluctuations in the future.

The agricultural equipment industry is highly seasonal, and seasonal fluctuations significantly impact results of operations and cash flows.

The agricultural equipment business is highly seasonal, which causes our quarterly results and our cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment in the Spring and Fall in conjunction with the major planting and harvesting seasons. In addition, the fourth quarter typically is a significant period for retail sales because of our customers’ year-end tax planning considerations, the increase in availability of funds from completed harvests and the timing of dealer incentives. Our net sales and income from operations historically have been the lowest in the first quarter and have increased in subsequent quarters as dealers anticipate increased retail sales in subsequent quarters.

Most of our sales depend on the retail customers obtaining financing, and any disruption in their ability to obtain financing, whether due to economic downturns or otherwise, will result in the sale of fewer products by us. In addition, the collectability of receivables that are created from our sales, as well as from such retail financing, is critical to our business.

Most retail sales of our products are financed, either by AGCO Finance joint ventures or by a bank or other private lender. Our AGCO Finance joint ventures, which are controlled by Rabobank and are dependent upon Rabobank for financing as well, finance approximately 40% of the retail sales of our tractors and combines in the markets where the joint ventures operate. Any difficulty by Rabobank in continuing to provide that financing, or any business decision by Rabobank as the controlling member not to fund the business or particular aspects of it (for example, a particular country or region) would require the joint ventures to find other sources of financing (which may be difficult to obtain), or would require us to find another source of retail financing for our customers, or our customers would be required to utilize other retail financing providers. In prior economic downturns, financing for capital equipment purchases generally became more difficult in certain regions and, in some cases, was expensive to obtain. To the extent that financing is not available, or available only at unattractive prices, our sales would be negatively impacted.

In addition, both AGCO and our AGCO Finance joint ventures have substantial accounts receivable from dealers and retail customers, and we would be adversely impacted if the collectability of these receivables was not consistent with historical experience. This collectability is dependent on the financial strength of the farm industry, which in turn is dependent upon the general economy and commodity prices, as well as several of the other factors discussed in this “Risk Factors” section.

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

As both we and our competitors continuously introduce new products or refine versions of existing products, we cannot predict the level of market acceptance or the amount of market share our new products will achieve. We have experienced delays in the introduction of new products in the past, and we cannot provide any assurances that we will not experience delays in the future. Any delays or other problems with our new product launches will adversely affect our operating results. In addition, introducing new products can result in decreases in revenues from our existing products. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of funding for product development and refinement. We may need more funding for product development and refinement than is readily available, which could adversely affect our business, financial condition or results of operations.

Our expansion plans in emerging markets entail significant risks.

Our strategy includes establishing a greater manufacturing and/or marketing presence in emerging markets such as China, Africa and Russia. In addition, we are expanding our use of component suppliers in these markets. As we progress with these efforts, it will involve a significant investment of capital and other resources and entail various risks. These include risks attendant to obtaining necessary governmental approvals and the construction of the facilities in a timely manner and within cost estimates, the establishment of supply channels, the commencement of efficient manufacturing operations, and, ultimately, the acceptance of the products by our customers. While we expect the expansion to be successful, should we encounter difficulties involving these or similar factors, it may not be as successful as we anticipate.

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

Rationalization or restructuring of manufacturing facilities, and plant expansions and system upgrades at our manufacturing facilities, may cause production capacity constraints and inventory fluctuations.

The rationalization of our manufacturing facilities has at times resulted in, and similar rationalizations or restructurings in the future may result in, temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products often involves the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our results of operations and financial condition. In addition, the expansion and reconfiguration of existing manufacturing facilities, as well as the start up of new manufacturing operations in emerging markets, such as China and Russia, could increase the risk of production delays, as well as require significant investments of capital.

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

A majority of our net sales are derived from sales outside the United States. The foreign countries in which we do the most significant amount of business are Germany, France, Brazil, the United Kingdom, Finland and Canada. In addition, we have significant manufacturing operations in France, Germany, Brazil, Italy and Finland and have established manufacturing operations in emerging markets, such as China. Our results of operations and financial condition will be adversely affected by adverse changes in the laws, taxes, economic conditions, labor supply and relations, political conditions and governmental policies of the foreign countries in which we conduct business. Our business practices in these foreign countries must comply with U.S. law, including the Foreign Corrupt Practices Act (“FCPA”). We have a compliance program in place designed to reduce the likelihood of potential violations of the FCPA, but we cannot provide assurances that future violations will not occur. If significant violations do occur, they could subject us to fines and other penalties as well as increased compliance costs. Some of our international operations also are, or might become, subject to various risks that are not present in domestic operations, including restrictions on dividends and the repatriation of funds. Foreign developing markets may present special risks, such as unavailability of financing, inflation, slow economic growth, price controls and difficulties in complying with U.S. regulations.

Domestic and foreign political developments and government regulations and policies directly affect the international agricultural industry, which affects the demand for agricultural equipment. If demand for agricultural equipment declines, our sales, growth, results of operations and financial condition will be adversely affected. The application, modification or adoption of laws, regulations, trade agreements or policies adversely affecting the agricultural industry, including the imposition of import and export duties and quotas, expropriation and potentially burdensome taxation, could have an adverse effect on our business. The ability of our international customers to operate their businesses and the health of the agricultural industry, in general, are affected by domestic and foreign government programs that provide economic support to farmers. As a result, farm income levels and the ability of farmers to obtain advantageous financing and other protections would be reduced to the extent that any such programs are curtailed or eliminated. Any such reductions likely would result in a decrease in demand for agricultural equipment. For example, a decrease or elimination of current price protections for commodities or of subsidy payments for farmers in the European Union, the United States, Brazil or elsewhere in South America could negatively impact the operations of farmers in those regions, and, as a result, our sales may decline if these farmers delay, reduce or cancel purchases of our products. In emerging markets, some of these (and other) risks can be greater than they might be elsewhere. In addition, in some cases, the financing provided by our joint ventures with Rabobank or by others is supported by a government subsidy or guarantee. The programs under which those subsidies and guarantees are provided generally are of limited duration and subject to renewal and contain various caps and other limitations. In some markets, for example Brazil, this support is quite significant. In the event the governments that provide this support elect not to renew these programs, and were financing not available on reasonable terms, whether through our joint ventures or otherwise, our sales would be negatively impacted.

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

We can experience substantial and sustained volatility with respect to currency exchange rate and interest rate changes, which can adversely affect our reported results of operations and the competitiveness of our products.

We conduct operations in a variety of currencies. Our production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In addition, we are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues and to risks associated with translating the financial statements of our foreign subsidiaries from local currencies into United States dollars. Similarly, changes in interest rates affect our results of operations by increasing or decreasing borrowing costs and finance income. Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Where naturally offsetting currency positions do not occur, we attempt to manage these risks by economically hedging some, but not necessarily all, of our exposures through the use of foreign currency forward exchange or option contracts. As with all hedging instruments, there are risks associated with the use of foreign currency forward exchange or option contracts, interest rate swap agreements and other risk management contracts. While the use of such hedging instruments provides us with protection for a finite period of time from certain fluctuations in currency exchange and interest rates, when we hedge we forego part or all the benefits that might result from favorable fluctuations in currency exchange and interest rates. In addition, any default by the counterparties to these transactions could adversely affect us. Despite our use of economic hedging transactions, currency exchange rate or interest rate fluctuations may adversely affect our results of operations, cash flow and financial condition.

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

In addition, the products that we manufacture or sell, particularly engines, are subject to increasingly stringent environmental regulations. As a result, we will incur engineering expenses and capital expenditures to modify our products to comply with these regulations. Further, we may experience production delays if we or our suppliers are unable to design and manufacture components for our products that comply with environmental standards established by regulators. For instance, as we are required to meet more stringent engine emission reduction standards that are applicable to engines we manufacture or incorporate into our products, we expect to meet these requirements through the introduction of new technology to our products, engines and exhaust after-treatment systems, as necessary. Failure to meet such requirements could materially affect our business and results of operations.

We are subject to SEC disclosure obligations relating to “conflict minerals” (columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold) that are sourced from the Democratic Republic of Congo or adjacent countries. Complying with these requirements has and will require us to incur additional costs, including the costs to determine the sources of any conflict minerals used in our products and to modify our processes or products, if required.  As a result, we may choose to modify the sourcing, supply and pricing of materials in our products.  In addition, we may face reputational and regulatory risks if the information that we receive from our suppliers is inaccurate or inadequate, or our process in obtaining that information does not fulfill the SEC’s requirements.  We have a formal policy with respect to the use of conflict minerals in our products that is intended to minimize, if not eliminate, conflict minerals sourced from the covered countries to the extent that we are unable to document that they have been obtained from conflict-free sources.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. To the extent that our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. In addition, since the assets that we already have provided to fund these obligations are invested in debt instruments and other securities, the value of these assets varies due to market factors. Historically, these fluctuations have been significant and sometimes adverse, and there can be no assurances that they will not be significant in the future. As of December 31, 2015, we had substantial unfunded or underfunded obligations related to our pension and other postretirement health care benefits. See Note 8 of our Consolidated Financial Statements contained in Item 8 for more information regarding our unfunded or underfunded obligations.

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

In addition, we use a broad range of technology in our products. We developed some of this technology, we license some of this technology from others, and some of the technology is embedded in the components that we purchase from suppliers. From time-to-time, third parties make claims that the technology that we use violates their patent rights. While to date none of these claims have been significant, we cannot provide any assurances that there will not be significant claims in the future or that currently existing claims will not prove to be more significant than anticipated.

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

We may at times seek to expand through acquisitions of other businesses. We would expect to realize strategic and other benefits as a result of our acquisitions, including, among other things, the opportunity to extend our reach in the agricultural industry and provide our customers with an even wider range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to integrate acquired businesses in a timely and effective manner. For example:

•	the costs of integrating acquired businesses and their operations may be higher than we expect and may require significant attention from our management;

•	the businesses we acquire may have undisclosed liabilities, such as environmental liabilities or liabilities for violations of laws, such as the FCPA, that we did not expect; and

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

Our principal manufacturing locations and/or properties as of January 31, 2016, were as follows:

Location	Description of Property	Leased (Sq. Ft.)	Owned (Sq. Ft.)
United States:
Assumption, Illinois	Manufacturing/Sales and Administrative Office		933,900
Batavia, Illinois	Parts Distribution	310,200
Duluth, Georgia	Corporate Headquarters	166,700
Hesston, Kansas	Manufacturing		1,461,800
Jackson, Minnesota	Manufacturing	327,000	706,000
International:
Beauvais, France(1)	Manufacturing	14,300	1,258,700
Breganze, Italy	Manufacturing		1,548,400
Ennery, France	Parts Distribution	54,500	823,200
Linnavuori, Finland	Manufacturing		396,300
Marktoberdorf, Germany	Manufacturing	127,400	1,472,000
Suolahti, Finland	Manufacturing/Parts Distribution		550,900
Canoas, Brazil	Regional Headquarters/Manufacturing		665,200
Mogi das Cruzes, Brazil	Manufacturing		727,400
Santa Rosa, Brazil	Manufacturing		512,200
Changzhou, China	Manufacturing	248,000	767,000
_______________________________________

(1)	Includes our joint venture, GIMA, in which we own a 50% interest.

We consider each of our facilities to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

Item 3.        Legal Proceedings

In August 2008, as part of a routine audit, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2015, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $33.2 million). The amount ultimately in dispute will be greater because of interest and penalties. We have been advised by our legal and tax advisors that our position with respect to the deductions is allowable under the tax laws of Brazil. We are contesting the disallowance and believe that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol AGCO. As of the close of business on February 19, 2016, the closing stock price was $46.40, and there were 352 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each quarter within the last two years, as reported on the NYSE, as well as the amount of the dividend paid.

	High	Low	Dividend
2015
First Quarter	$50.95	$42.07	$0.12
Second Quarter	57.26	46.13	0.12
Third Quarter	57.90	43.22	0.12
Fourth Quarter	51.73	41.91	0.12

	High	Low	Dividend
2014
First Quarter	$59.02	$49.93	$0.11
Second Quarter	59.18	53.28	0.11
Third Quarter	56.61	45.07	0.11
Fourth Quarter	47.37	41.56	0.11

Dividend Policy

On January 28, 2016, our Board of Directors approved an increase in our quarterly dividend from $0.12 per share to $0.13 per share beginning in the first quarter of 2016. Future dividends will be subject to our Board of Directors’ approval. We cannot provide any assurance that we will continue to pay dividends in the future. Although we are in compliance with all provisions of our debt agreements, our credit facility, 4 1/2% senior term loan and 1.056% senior term loan contain restrictions on our ability to pay dividends in certain circumstances. Refer to Note 9 of our Consolidated Financial Statements for further information.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)(3)
October 1, 2015 through October 31, 2015 (2)	342,637	$46.12	342,637	$344.2
November 1, 2015 through November 30, 2015 (3)	1,711,230	$46.75	1,711,230	$244.2
December 1, 2015 through December 31, 2015	—	$—	—	$244.2
Total	2,053,867	$46.50	2,053,867	$244.2
____________________________________

(1)	Our Board of Directors’ authorization to repurchase these shares expires in December 2016.

(2)
In August 2015, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $62.5 million of our common stock. The ASR agreement resulted in the delivery of 1,012,638 shares of our common stock, representing 75% of the shares expected to be repurchased in connection with the transaction. In October 2015, the remaining 342,637 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data, ”for a further discussion of this matter.

(3)
In November 2015, we entered into an ASR agreement with a third-party financial institution to repurchase $100.0 million of our common stock. The ASR agreement resulted in the initial delivery of 1,711,230 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In January 2016, the remaining 407,607 shares under the ASR agreement were delivered. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 1,711,230 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $100.0 million payment related to the ASR agreement. Refer to Note 9 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of this matter.

Item 6.          Selected Financial Data

The following tables present our selected consolidated financial data. The data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical Consolidated Financial Statements and the related notes. The Consolidated Financial Statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and the reports thereon are included in Item 8, “Financial Statements and Supplementary Data,” in this Form 10-K. The historical financial data may not be indicative of our future performance.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Operating Data:
Net sales	$7,467.3	$9,723.7	$10,786.9	$9,962.2	$8,773.2
Gross profit	1,560.6	2,066.3	2,390.6	2,123.2	1,776.1
Income from operations	361.1	646.5	900.7	693.2	610.3
Net income	264.0	404.2	592.3	516.4	585.3
Net loss (income) attributable to noncontrolling interests	2.4	6.2	4.9	5.7	(2.0)
Net income attributable to AGCO Corporation and subsidiaries	$266.4	$410.4	$597.2	$522.1	$583.3
Net income per common share — diluted	$3.06	$4.36	$6.01	$5.30	$5.95
Cash dividends declared and paid per common share	$0.48	$0.44	$0.40	$—	$—
Weighted average shares outstanding — diluted	87.1	94.2	99.4	98.6	98.1

	As of December 31,
	2015	2014	2013	2012	2011
	(In millions, except number of employees)
Balance Sheet Data:
Cash and cash equivalents	$426.7	$363.7	$1,047.2	$781.3	$724.4
Total assets (1)	6,501.3	7,368.8	8,395.8	7,700.9	7,317.8
Total long-term debt, excluding current portion	928.8	997.6	938.5	1,035.6	1,409.7
Stockholders’ equity	2,883.3	3,496.9	4,044.8	3,481.5	3,031.2
Other Data:
Number of employees	19,588	20,828	22,111	20,320	19,294
_______________________________________

(1)
The Company elected to early adopt Accounting Standards Update 2015-17 “Balance Sheet Classification of Deferred Taxes” ( “ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The requirements of ASU 2015-17 have been applied retrospectively to all periods presented. Refer to Note 1 of our Consolidated Financial Statements contained in Item 8 for a further discussion of this matter.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. We sell a full range of agricultural equipment, including tractors, combines, self-propelled sprayers, hay tools, forage equipment, tillage, implements, and grain storage and protein production systems. Our products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names, including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. We distribute most of our products through a combination of approximately 3,000 dealers and distributors as well as associates and licensees. In addition, we provide retail financing through our finance joint ventures with Rabobank.

Financial Highlights

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

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations:

	Years Ended December 31,
	2015 (1)	2014 (1)	2013 (1)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.1	78.7	77.8
Gross profit	20.9	21.3	22.2
Selling, general and administrative expenses	11.4	10.2	10.1
Engineering expenses	3.8	3.5	3.3
Restructuring and other infrequent expenses	0.3	0.5	—
Amortization of intangibles	0.6	0.4	0.4
Income from operations	4.8	6.6	8.4
Interest expense, net	0.6	0.6	0.5
Other expense, net	0.5	0.5	0.4
Income before income taxes and equity in net earnings of affiliates	3.7	5.5	7.4
Income tax provision	1.0	1.9	2.4
Income before equity in net earnings of affiliates	2.8	3.6	5.0
Equity in net earnings of affiliates	0.8	0.5	0.4
Net income	3.5	4.2	5.5
Net loss attributable to noncontrolling interests	—	0.1	—
Net income attributable to AGCO Corporation and subsidiaries	3.6%	4.2%	5.5%
____________________________________

(1)	Rounding may impact summation of amounts.

2015 Compared to 2014

Net income attributable to AGCO Corporation and subsidiaries for 2015 was $266.4 million, or $3.06 per diluted share, compared to net income for 2014 of $410.4 million, or $4.36 per diluted share.

Net sales for 2015 were approximately $7,467.3 million, or 23.2% lower than 2014, primarily due to softer global market conditions and the unfavorable impact of currency translation. Income from operations was $361.1 million in 2015 compared to $646.5 million in 2014. The decrease in income from operations during 2015 was a result of lower net sales in all of our geographical segments, decreased production volumes, a weaker sales mix and currency translation impacts.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”), South American and North American regions decreased approximately $83.5 million, $99.6 million and $95.8 million, respectively, in 2015 compared to 2014 as a result of lower net sales and production levels, an unfavorable sales mix and the negative impact of currency translation. These adverse impacts have been partially mitigated by headcount and cost reduction initiatives. Loss from operations in the Asia/Pacific region increased approximately $16.1 million in 2015 compared to 2014 primarily due to lower net sales and increased market development costs in China.

Industry Market Conditions

Crop production reached near-record levels for a third consecutive year, contributing to elevated commodity inventories and putting pressure on global farm economics. Lower farm income weakened demand for farm equipment in all major markets during 2015 as compared to 2014. In North America, industry demand was significantly lower for high horsepower tractors, combines and sprayers, which primarily are used in row crop applications. Industry demand in South America deteriorated significantly throughout 2015. In Brazil, demand was extremely low due to weakness in the general economy, funding interruptions in the government financing program and softness in the sugarcane sector. In Western Europe, industry demand declines from 2014 levels were less pronounced. Poor economics for dairy producers and lower commodity prices in the arable farming sector pressured demand.

In the United States and Canada, industry unit retail sales of tractors and combines decreased approximately 3% and 28%, respectively, in 2015 compared to 2014. The most significant declines were experienced in the row crop sector, impacting demand for high horsepower tractors, combines and sprayers. These declines were partially offset by stable industry sales in lower horsepower tractors. In South America, industry unit retail sales of tractors and combines decreased approximately 28% and 39%, respectively, in 2015 compared to 2014. Declines were most pronounced in Brazil and other South American markets. In Western Europe, industry unit retail sales of tractors and combines decreased approximately 4% and 10%, respectively, in 2015 compared to 2014. The most significant declines were in the United Kingdom, Finland and Germany.

Results of Operations

Net sales for 2015 were $7,467.3 million compared to $9,723.7 million for 2014, primarily due to softer global market conditions and the unfavorable impact of foreign currency translation. Foreign currency translation negatively impacted net sales during 2015 as compared to 2014 by approximately $1,265.0 million, or approximately 13.0%, primarily due to the weakening of the Euro and the Brazilian real. The following table sets forth, for the year ended December 31, 2015, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2015	2014	$	%	$	%
North America	$1,965.0	$2,414.2	$(449.2)	(18.6)%	$(54.5)	(2.3)%
South America	949.0	1,663.4	(714.4)	(42.9)%	(352.3)	(21.2)%
EAME	4,151.3	5,158.5	(1,007.2)	(19.5)%	(799.3)	(15.5)%
Asia/Pacific	402.0	487.6	(85.6)	(17.6)%	(58.9)	(12.1)%
	$7,467.3	$9,723.7	$(2,256.4)	(23.2)%	$(1,265.0)	(13.0)%

Regionally, net sales in North America decreased during 2015 compared to 2014, with the most significant decreases in high horsepower tractors, combines, sprayers and implements, partially offset by sales growth of protein production equipment. Net sales were lower in South America in 2015 compared to 2014 due to significant sales declines in Brazil, which were partially offset by modest growth in Argentina and other South American markets. Declines in net sales of tractors and combines in the region were partially offset by growth in sales of protein production and grain storage equipment. In the EAME region, net sales decreased in 2015 compared to 2014, with the largest declines in Germany, Africa and Scandinavia, partially offset by growth in France and Turkey. In the Asia/Pacific region, net sales decreased in 2015 compared to 2014, primarily due to net sales declines in Asia. We estimate that worldwide average price increases were approximately 1.8% and 1.5% in 2015 and 2014, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 61% of our net sales in 2015, decreased approximately 26% in 2015 compared to 2014. Unit sales of tractors and combines decreased approximately 12% during 2015 compared to 2014. The unit sales decrease and the decrease in net sales can differ due to foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the years ended December 31, 2015 and 2014, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations (in millions, except percentages):

	2015		2014
	$	% of Net Sales	$	% of Net Sales(1)
Gross profit	$1,560.6	20.9%	$2,066.3	21.3%
Selling, general and administrative expenses	852.3	11.4%	995.4	10.2%
Engineering expenses	282.2	3.8%	337.0	3.5%
Restructuring and other infrequent expenses	22.3	0.3%	46.4	0.5%
Amortization of intangibles	42.7	0.6%	41.0	0.4%
Income from operations	$361.1	4.8%	$646.5	6.6%
____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales decreased during 2015 compared to 2014, primarily due to lower net sales and production levels as well as a weaker product mix. Headcount and cost reduction initiatives helped to partially offset these negative impacts. Production hours decreased approximately 18% during 2015 compared to 2014. We recorded stock compensation expense of approximately $0.9 million during 2015 and a credit of approximately $0.9 million during 2014 within cost of goods sold, as is more fully explained in Note 1 of our Consolidated Financial Statements.

Selling, general and administrative expenses (“SG&A expenses”) and engineering expenses both declined in dollars but increased as a percentage of net sales during 2015 compared to 2014. The declines in SG&A and engineering expenses were the result of headcount and spending reductions as well as the impact of foreign currency translation. We recorded stock compensation expense of approximately $11.6 million during 2015 and a credit of $9.7 million during 2014 within SG&A expenses, as is more fully explained in Note 1 of our Consolidated Financial Statements. The credit recorded in 2014 included approximately $16.9 million for the reversal of previously recorded long-term stock compensation expense.

We recorded restructuring and other infrequent expenses of approximately $22.3 million and $46.4 million during 2015 and 2014, respectively. The restructuring and other infrequent expenses recorded in 2015 and 2014 primarily related to severance and other related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in Europe, China, South America and the United States.

Interest expense, net was $45.4 million for 2015 compared to $58.4 million for 2014. The decrease was primarily due to higher interest income and lower interest rates on outstanding indebtedness. See “Liquidity and Capital Resources” for further information.

Other expense, net was $36.3 million in 2015 compared to $49.1 million in 2014. The decrease was primarily due to lower foreign exchange losses and decreased losses on sales of receivables in 2015 as compared to 2014. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $18.8 million and $24.8 million in 2015 and 2014, respectively.

We recorded an income tax provision of $72.5 million in 2015 compared to $187.7 million in 2014. Our tax provision and effective tax rate is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes and for losses in jurisdictions where no income tax benefit is recorded.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2015 and 2014, we had gross deferred tax assets of $390.0 million and $430.0 million, respectively, including $74.0 million and $75.7 million, respectively, related to net operating loss carryforwards. At December 31, 2015, we had total valuation allowances as an offset to the gross deferred tax assets of $75.8 million, primarily related to net operating loss carryforwards in Brazil, China, Russia and the Netherlands. At December 31, 2014, we had total valuation allowances as an offset to the gross deferred tax assets of approximately $93.3 million, primarily related to net operating loss carryforwards in Brazil, China, Russia and the Netherlands. Realization of the remaining deferred tax assets as of December 31, 2015 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was $57.1 million in 2015 compared to $52.9 million in 2014. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and to Note 5 of our Consolidated Financial Statements.

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

Regionally, income from operations in our EAME, South American and North American regions decreased approximately $58.0 million, $78.7 million and $106.7 million, respectively, in 2014 compared to 2013 as a result of lower net sales and production levels and a weaker sales mix. Income from operations in the Asia/Pacific region decreased approximately $12.0 million in 2014 compared to 2013 primarily due to lower net sales and increased expenses associated with our new factory in China.

Industry Market Conditions

Favorable growing conditions and strong yields in 2014 resulted in record crop production that led to lower prices of all major commodities. With lower farm income impacting farmer sentiment, industry demand softened in all major agricultural equipment markets during 2014 as compared to 2013. In North America, industry demand was significantly lower for higher horsepower tractors as well as combines and sprayers, which primarily are used in row crop applications. Improved conditions in the dairy and livestock sectors in North America supported a growth in industry demand in the lower horsepower tractor categories. Weaker demand in the Brazilian sugarcane sector and funding delays in the Brazilian government financing program negatively impacted industry demand in South America. In Western Europe, industry results by country remained mixed, with a significant decline in the markets of France and Scandinavia as well as lower demand in Germany.

In the United States and Canada, industry unit retail sales of tractors and combines decreased approximately 2% and 25%, respectively, in 2014 compared to 2013. The most significant declines were experienced in the row crop sector, impacting demand for high horsepower tractors and combines. These declines were partially offset by higher industry sales in lower horsepower tractors. In South America, industry unit retail sales of tractors in 2014 decreased approximately 15% compared to 2013. Industry unit retail sales of combines in South America decreased approximately 24% during 2014 compared to 2013. In Western Europe, industry unit retail sales of tractors and combines decreased approximately 9% and 11%, respectively, in 2014 compared to 2013. The most significant decline were in the markets of France and Scandinavia, while Germany experienced a moderate decline and industry demand remained stable in the United Kingdom and parts of Southern Europe.

Results of Operations

Net sales for 2014 were $9,723.7 million compared to $10,786.9 million for 2013, primarily due to softer global market conditions and the unfavorable impact of foreign currency translation. Foreign currency translation negatively impacted net sales during 2014 as compared to 2013 by approximately $258.7 million, or 2.4%, primarily due to the weakening of the Euro and the Brazilian real. The following table sets forth, for the year ended December 31, 2014, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

			Change		Change due to Currency Translation
	2014	2013	$	%	$	%
North America	$2,414.2	$2,757.8	$(343.6)	(12.5)%	$(25.3)	(0.9)%
South America	1,663.4	2,039.7	(376.3)	(18.4)%	(180.1)	(8.8)%
Europe/Africa/Middle East	5,158.5	5,481.5	(323.0)	(5.9)%	(40.0)	(0.7)%
Asia/Pacific	487.6	507.9	(20.3)	(4.0)%	(13.3)	(2.6)%
	$9,723.7	$10,786.9	$(1,063.2)	(9.9)%	$(258.7)	(2.4)%

Regionally, net sales in North America decreased during 2014 compared to 2013 with the most significant decreases in net sales in high horsepower tractors, sprayers and implements, partially offset by growth in net sales of low horsepower tractors, grain storage equipment and hay tools. Net sales were lower in South America in 2014 compared to 2013 for tractors, offset by increased net sales of grain storage equipment. In the EAME region, net sales decreased in 2014 compared to 2013, with the largest net sales decreases in France and Germany, partially offset by growth in Africa and Turkey. In the Asia/Pacific region, net sales decreased in 2014 compared to 2013, primarily due to net sales declines in Asia. We estimate that worldwide average price increases were approximately 1.5% and 2.0% in 2014 and 2013, respectively. Consolidated net sales of tractors and combines, which consisted of approximately 63% of our net sales in 2014, decreased approximately 14% in 2014 compared to 2013. Unit sales of tractors and combines decreased approximately 10% during 2014 compared to 2013. The unit sales decrease and the decrease in net sales can differ due to foreign currency translation, pricing and sales mix changes.

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

Gross profit as a percentage of net sales decreased during 2014 compared to 2013, primarily due to lower net sales and production levels as well as a weaker product mix. Pricing and cost reduction initiatives helped to partially offset these negative impacts. Unit production of tractors and combines during 2014 was approximately 15% lower than 2013. We recorded a stock compensation credit of approximately $0.9 million and an expense of approximately $2.3 million within cost of goods sold during 2014 and 2013, respectively, as is more fully explained in Note 1 of our Consolidated Financial Statements.

SG&A expenses as a percentage of net sales increased slightly during 2014 compared to 2013, primarily due to the decline in net sales. We recorded a stock compensation credit of approximately $9.7 million and an expense of approximately $32.6 million within SG&A expenses during 2014 and 2013, respectively, as is more fully explained in Note 1 of our Consolidated Financial Statements. The credit recorded in 2014 included approximately $16.9 million for the reversal of previously recorded long-term stock compensation expense. Engineering expenses as a percentage of net sales also increased slightly during 2014 compared to 2013, primarily due to lower net sales.

We recorded restructuring and other infrequent expenses of approximately $46.4 million during 2014. The restructuring and other infrequent expenses recorded in 2014 primarily related to severance and other related costs associated with the rationalization of employee headcount at various manufacturing facilities and administrative offices located in Europe, China, South America and the United States.

Interest expense, net was $58.4 million for 2014 compared to $58.0 million for 2013, which is more fully explained in “Liquidity and Capital Resources.”

Other expense, net was $49.1 million in 2014 compared to $40.1 million in 2013. Other expense, net increased during 2014 compared to 2013 primarily due to foreign exchange losses partially offset by a decline in losses on sales of receivables. Losses on sales of receivables primarily related to our accounts receivable sales agreements with our finance joint ventures in North America and Europe were approximately $24.8 million and $25.6 million in 2014 and 2013, respectively.

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

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was $52.9 million in 2014 compared to $48.2 million in 2013. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations and to Note 5 of our Consolidated Financial Statements.

Quarterly Results

The following table presents unaudited interim operating results. We believe that the following information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our results of operations for the periods presented.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share data)
2015:
Net sales	$1,702.6	$2,069.3	$1,736.4	$1,959.0
Gross profit	347.9	449.6	365.7	397.4
Income from operations	46.8	149.9	79.1	85.3
Net income	29.9	105.6	67.2	61.3
Net loss (income) attributable to noncontrolling interests	0.2	1.5	(0.1)	0.8
Net income attributable to AGCO Corporation and subsidiaries	30.1	107.1	67.1	62.1
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	0.34	1.22	0.77	0.73
2014:
Net sales	$2,333.4	$2,750.3	$2,154.8	$2,485.2
Gross profit	514.9	631.5	421.9	498.0
Income from operations	155.7	266.7	108.7	115.4
Net income	99.2	166.0	62.5	76.5
Net loss attributable to noncontrolling interests	0.4	2.2	2.5	1.1
Net income attributable to AGCO Corporation and subsidiaries	99.6	168.2	65.0	77.6
Net income per common share attributable to AGCO Corporation and subsidiaries — diluted	1.03	1.77	0.69	0.85

Finance Joint Ventures

Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Europe, Brazil, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly owned subsidiary of Rabobank, a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of December 31, 2015, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Consolidated Balance Sheets, was approximately $359.4 million compared to $389.0 million as of December 31, 2014. The total finance portfolio in our finance joint ventures was approximately $8.0 billion and $8.9 billion as of December 31, 2015 and 2014, respectively. The total finance portfolio as of December 31, 2015 included approximately $6.7 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2014 included approximately $7.4 billion of retail receivables and $1.5 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. During both 2015 and 2014, we did not make additional investments in our finance joint ventures. During 2013, we made a total of approximately $15.5 million of additional investments in our finance joint ventures in Germany and the Netherlands, primarily related to additional capital required as a result of increased finance portfolios during 2013. Our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Consolidated Statements of Operations, was $53.8 million and $48.8 million for the years ended December 31, 2015 and 2014, respectively.

Outlook

Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment have been and are expected to continue to be affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, farm industry related legislation, availability of financing and general economic conditions.

Weak worldwide industry demand is expected to continue into 2016 resulting from lower commodity prices and reduced farm income across the developed agricultural equipment markets. Our net sales in 2016 are also expected to decrease compared to 2015, primarily due to the projected industry decline and unfavorable currency translation impacts. We expect gross and operating margins to be lower than 2015 levels as a result of the reduction in net sales and production volumes, a weaker product mix and an expected increase in engineering expenses. Benefits from our cost reduction initiatives are expected to partially offset the volume-related impacts.

Recent Acquisitions

On February 2, 2016, we acquired Tecno Poultry Equipment S.p.A (“Tecno”) for approximately €53.5 million (or approximately $58.4 million). Tecno, headquartered in Marsango di Campo San Martino, Italy, manufactures and supplies poultry housing and related products, including egg collection equipment and trolley feeding systems. The acquisition was financed through our credit facility (refer to Note 7 of our Consolidated Financial Statements for further information). We will allocate the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, goodwill and certain identifiable intangible assets.
On April 17, 2015, we acquired Farmer Automatic GmbH & Co. KG (“Farmer Automatic”) for approximately $17.9 million, net of cash acquired of approximately $0.1 million. Farmer Automatic, headquartered in Laer, Germany, manufactures and supplies poultry housing and related products, including egg production cages and broiler production equipment. The acquisition was financed with available cash on hand. We allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. We recorded approximately $9.6 million of customer relationship, technology and trademark identifiable intangible assets and approximately $10.0 million of goodwill associated with the acquisition.

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

We believe that these facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our €200.0 million (or approximately $217.2 million as of December 31, 2015) 4 1/2% senior term loan, which matures in 2016 (see further discussion below).

•
Our revolving credit and term loan facility, consisting of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $338.9 million as of December 31, 2015) term loan facility, which expires in June 2020. As of December 31, 2015, there were no outstanding amounts under the multi-currency revolving credit facility and €312.0 million (or approximately $338.9 million) was outstanding under the term loan facility (see further discussion below).

•	Our €200.0 million (or approximately $217.2 million as of December 31, 2015) 1.056% senior term loan, which matures in 2020 (see further discussion below).

•	Our $297.4 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our accounts receivable sales agreements with our finance joint ventures in the United States, Canada, Europe and Brazil. As of December 31, 2015, approximately $1.1 billion of cash had been received under these agreements (see further discussion below).

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

Our revolving credit facility and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $338.9 million as of December 31, 2015) term loan facility. We are not required to make quarterly payments towards the term loan facility. On June 19, 2015, we amended our current credit facility agreement, providing us with the ability to replace the current term loan facility denominated in United States dollars with an equivalent amount denominated in Euros. In August 2015, we replaced the outstanding term loan facility in the amount of $355.0 million, denominated in U.S. dollars, with an equivalent amount denominated in Euros. We also extended the maturity date of our credit facility from June 28, 2019 to June 26, 2020 and amended the interest rate margin. Under the amended credit facility agreement, interest accrues on amounts outstanding, at our option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on our leverage ratio. Previously, interest accrued on amounts outstanding under the credit facility, at our option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on our leverage ratio. As is more fully described in Note 11 to our Consolidated Financial Statements, we entered into an interest rate swap in August 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2015, no amounts were outstanding under our multi-currency revolving credit facility, and we had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million

(or approximately $338.9 million) was outstanding under the term loan facility as of December 31, 2015. As of December 31, 2014, we had $404.4 million of outstanding borrowings under our former credit facility and availability to borrow approximately $750.6 million. Approximately $49.4 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of December 31, 2014.

During 2015, we designated our €312.0 million ($338.9 million at December 31, 2015) term loan facility as a hedge of our net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 to our Consolidated Financial Statements for additional information about the net investment hedge.

In December 2014, we entered into a term loan with the European Investment Bank, which provided us with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $217.2 million as of December 31, 2015) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the event of default. We also have to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Our $297.4 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11 to our Consolidated Financial Statements, we entered into an interest rate swap in August 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. A weighted average interest rate of 4.53% was applicable from the date of inception of the interest rate swap to December 31, 2015.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European finance joint ventures. During 2015, we entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of a portion of our wholesale receivables in Brazil to our Brazilian finance joint venture. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of December 31, 2015 and 2014, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion and $1.2 billion, respectively.

Our finance joint ventures in Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of December 31, 2015 and 2014, these finance joint ventures had approximately $17.7 million and $43.3 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements also are accounted for as off-balance sheet transactions.

Former Facilities

During the first six months of 2014, holders of our former 1¼% convertible senior subordinated notes converted or we repurchased approximately $49.7 million of the aggregate principal amount of the notes. In May 2014, we announced our election to redeem the remaining $151.5 million balance of the notes with a redemption date of June 20, 2014. Substantially all of the holders of the notes elected to convert their remaining notes prior to the redemption date. The redemptions settled in July 2014. For the year ended December 31, 2014, we issued a total of 1,437,465 shares of our common stock associated with the $81.0 million excess conversion value of all notes converted. We reflected the repayment of the principal of the notes totaling $201.2 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statements of Cash Flows for the year ended December 31, 2014.

During the year ended December 31, 2013, holders of our former 1 1/4% convertible senior subordinated notes converted less than $0.1 million of the principal amount of the notes. We issued 286 shares of our common stock associated with the less than $0.1 million excess conversion value of the notes. We reflected the repayment of the principal of the notes totaling less than $0.1 million within “Repurchase or conversion of convertible senior subordinated notes” within our Consolidated Statements of Cash Flows for the year ended December 31, 2013.

The appreciation of the excess conversion value of our former 1¼% convertible senior subordinated notes impacted the diluted weighted average shares outstanding using the treasury stock method. Refer to Notes 1 and 7 of our Consolidated Financial Statements for further discussion.

Cash Flows

Cash flows provided by operating activities were $524.2 million during 2015 compared to $438.4 million during 2014 and $797.0 million during 2013. The increase in cash flows provided by operating activities during 2015 was primarily due to a reduction in accounts receivable and inventories, as well as an increase in accounts payable. The decrease in cash flows provided by operating activities during 2014 was primarily due to a decrease in net income as well as a reduction in accounts payable.

Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $712.9 million in working capital at December 31, 2015, as compared with $1,093.8 million at December 31, 2014. Accounts receivable and inventories, combined, at December 31, 2015 were $454.3 million lower than at December 31, 2014. The decrease in inventories as of December 31, 2015 compared to December 31, 2014 was primarily due to production cuts initiated in the second half of 2014 and the full year of 2015 as well as the negative impact of foreign currency translation.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 30.0% at December 31, 2015 compared to 23.8% at December 31, 2014.

Contractual Obligations

The future payments required under our significant contractual obligations, excluding foreign currency option and forward contracts, as of December 31, 2015 are as follows (in millions):

	Payments Due By Period
	Total	2016	2017 to 2018	2019 to 2020	2021 and Beyond
Indebtedness(1)	$1,235.0	$306.2	$53.2	$578.2	$297.4
Interest payments related to indebtedness(2)	128.7	52.2	37.6	29.0	9.9
Capital lease obligations	3.4	2.1	1.3	—	—
Operating lease obligations	174.3	50.2	58.4	22.7	43.0
Unconditional purchase obligations	87.7	71.1	16.5	0.1	—
Other short-term and long-term obligations(3)	369.6	95.4	83.0	81.5	109.7
Total contractual cash obligations	$1,998.7	$577.2	$250.0	$711.5	$460.0

	Amount of Commitment Expiration Per Period
			2017 to 2018	2019 to 2020	2021 and Beyond
	Total	2016
Standby letters of credit and similar instruments	$17.5	$17.5	$—	$—	$—
Guarantees	68.3	63.2	4.3	0.8	—
Total commercial commitments and letters of credit	$85.8	$80.7	$4.3	$0.8	$—
_______________________________________

(1)	Indebtedness amounts reflect the principal amount of our senior term loan, senior notes and credit facility.

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

At December 31, 2015, we guaranteed indebtedness owed to third parties of approximately $68.3 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate us to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2020. We believe the credit risk associated with these guarantees is not material to our financial position or results of operations. Losses under such guarantees historically have been insignificant. In addition, we generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to offset a substantial portion of the amounts paid.

Other

At December 31, 2015, we had outstanding non-designated foreign exchange contracts with a gross notional amount of approximately $1,533.9 million, and there were no outstanding designated foreign exchange contracts. Gains and losses on such contracts historically are substantially offset by losses and gains on the exposures being hedged. See “Foreign Currency Risk Management” for additional information.

As discussed in “Liquidity and Capital Resources,” we sell a majority of our wholesale accounts receivable in North America and Europe to our U.S., Canadian and European finance joint ventures, and during 2015, we started to sell a portion of our wholesale receivables in Brazil to our Brazilian finance joint venture. We also sell certain accounts receivable under factoring arrangements to financial institutions around the world. We have determined that these facilities should be accounted for as off-balance sheet transactions.

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate (see Note 12 of our Consolidated Financial Statements and Item 3, “Legal Proceedings”).

Related Parties

Rabobank is a 51% owner in our finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in our credit facility. The majority of the assets of our finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. We do not guarantee the debt obligations of the finance joint ventures. During both 2015 and 2014, we did not make additional investments in our finance joint ventures. During 2013, we made a total of approximately $15.5 million of additional investments in our finance joint ventures in Germany and the Netherlands, primarily related to additional capital required as a result of increased retail finance portfolios during 2013.

Our finance joint ventures provide retail and wholesale financing to our dealers. In addition, we transfer, on an ongoing basis, a majority of our wholesale receivables in North America and Europe to our U.S., Canadian and European finance joint ventures. During 2015, we entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of a portion of our wholesale receivables in Brazil to our Brazilian finance joint venture. See Note 4 of our Consolidated Financial Statements for further discussion of these agreements. We maintain a remarketing agreement with our U.S. finance joint venture, AGCO Finance LLC, as discussed above under “Commitments and Off-Balance Sheet Arrangements.” In addition, as part of sales incentives provided to end users, we may from time to time subsidize interest rates of retail financing provided by our finance joint ventures. The cost of those programs is recognized at the time of sale to our dealers.

Tractors and Farm Equipment Limited, in which we hold a 23.75% interest, manufactures Massey Ferguson-branded equipment primarily in India and also supplies tractors and components to us for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of our Board of Directors. As of December 31, 2015, TAFE owned 12,150,152 shares of our common stock. We and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of our common stock, subject to certain adjustments, and we have agreed to annually nominate a TAFE representative to our Board of Directors. During 2015, 2014 and 2013, we purchased approximately $129.2 million, $149.0 million and $90.7 million, respectively, of tractors and components from TAFE. During 2015, 2014 and 2013, we sold approximately $2.2 million, $2.1 million and $0.8 million, respectively, of parts to TAFE. We received dividends from TAFE of approximately $1.7 million, $1.8 million and $1.6 million during 2015, 2014 and 2013, respectively.

During 2015, 2014 and 2013, we paid approximately $3.0 million, $3.4 million and $3.3 million, respectively, to PPG Industries, Inc. for painting materials used in our manufacturing processes. Our Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

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

All derivatives are recognized on our Consolidated Balance Sheets at fair value. On the date a derivative contract is entered into, we designate the derivative as either (1) a fair value hedge of a recognized liability, (2) a cash flow hedge of a forecasted transaction, (3) a hedge of a net investment in a foreign operation, or (4) a non-designated derivative instrument. We currently engage in derivatives that are cash flow hedges of forecasted transactions as well as non-designated derivative instruments. Changes in the fair value of non-designated derivative contracts are reported in current earnings. During 2015, 2014 and 2013, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified to cost of goods sold during the years ended December 31, 2015, 2014 and 2013 was approximately $2.4 million, $1.5 million and $0.5 million, respectively, on an after-tax basis. The amount of the unrealized loss recorded to other comprehensive loss related to the outstanding cash flow hedges as of December 31, 2015, 2014 and 2013 was less than $0.1 million, and approximately $0.1 million and $0.2 million, respectively, on an after-tax basis. As of December 31, 2015, there were no outstanding foreign currency cash flow hedge contracts.

Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments could be negatively impacted by approximately $5.4 million as of December 31, 2015. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rate Risk
Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
During 2015, we entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $338.9 million at December 31, 2015) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. This interest rate swap agreement was undertaken to fix the interest rate on our floating rate term loan facility. Under the swap agreement, we pay a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR. Changes in the fair value of the interest rate swap are recorded in other comprehensive loss. These amounts are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest expense on our floating rate term loan facility affects earnings. For the year ended December 31, 2015, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $2.0 million, which was recorded in other comprehensive loss. The amount of the net loss recorded in other comprehensive loss that was reclassified into “Interest expense, net” during the year ended December 31, 2015 was approximately $0.3 million, on an after-tax basis.
During 2015, we entered into an interest rate swap with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of our 5 7/8% senior notes (Refer to Note 7 of our Consolidated Financial Statements). Under this interest rate swap, we pay a floating interest rate based on the three-month LIBOR plus a spread of 4.14% (or a weighted average interest rate of 4.53% from the date of inception of the interest rate swap to December 31, 2015) and the counterparty to the agreement pays a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap are recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes. For the year ended December 31, 2015, we recorded unrealized gains on the hedged debt of approximately $2.6 million in “Interest expense, net” in our Consolidated Statements of Operations. The unrealized losses of approximately $2.6 million on the related interest rate swap instrument offset such unrealized gains, and were also recorded in “Interest expense, net” in our Consolidated Statements of Operations.
Based on our floating rate debt, our outstanding interest rate swap contract which contains a floating rate, and our accounts receivable sales facilities outstanding at December 31, 2015, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the year ended December 31, 2015 by approximately $3.7 million.

We had no interest rate swap contracts outstanding during the years ended December 31, 2014 and 2013.
Net Investment Hedge
We use non-derivative and, from time to time, derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates.
During 2015, we designated our €312.0 million (or approximately $338.9 million at December 31, 2015) term loan facility with a maturity date of June 26, 2020 as a hedge of our net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. Refer to Note 11 of our Consolidated Financial Statements for further discussion.
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

Discount and Sales Incentive Allowances

We provide various volume bonus and sales incentive programs with respect to our products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to our dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price, and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealers’ progress towards achieving specified cumulative target levels. We record the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that we do not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within our Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of our volume discount programs, as well as sales incentives associated with accounts receivable sold to our U.S. and Canadian finance joint ventures, are recorded within “Accrued expenses” within our Consolidated Balance Sheets.

At December 31, 2015, we had recorded an allowance for discounts and sales incentives of approximately $254.0 million, primarily related to allowances in our North America geographical segment that will be paid either through a reduction of future invoices, through credit memos to our dealers or through reductions in retail financing rates. If we were to allow an additional 1% of sales incentives and discounts at the time of retail sale for those sales subject to such discount programs in North America, our reserve would increase by approximately $8.0 million as of December 31, 2015. Conversely, if we were to decrease our sales incentives and discounts by 1% at the time of retail sale, our reserve would decrease by approximately $8.0 million as of December 31, 2015.

Deferred Income Taxes and Uncertain Income Tax Positions

We recorded an income tax provision of $72.5 million in 2015 compared to $187.7 million in 2014. Our tax provision and effective tax rate is impacted by the differing tax rates of the various tax jurisdictions in which we operate, permanent differences for items treated differently for financial accounting and income tax purposes, and for losses in jurisdictions where no income tax benefit is recorded.

A valuation allowance is established when it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available income tax planning strategies. At December 31, 2015 and 2014, we had gross deferred tax assets of $390.0 million and $430.0 million, respectively, including $74.0 million and $75.7 million, respectively, related to net operating loss carryforwards. At December 31, 2015 and 2014, we had total valuation allowances as an offset to the gross deferred tax assets of $75.8 million and $93.3 million, respectively, primarily related to net operating loss carryforwards in Brazil, China, Russia and the Netherlands. Realization of the remaining deferred tax assets as of December 31, 2015 will depend on generating sufficient taxable income in future periods, net of reversing deferred tax liabilities. We believe it is more likely than not that the remaining net deferred tax assets will be realized.

As of December 31, 2015 and 2014, we had approximately $133.0 million and $130.6 million, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2015 and 2014, we had approximately $61.2 million and $64.7 million, respectively, of current accrued taxes related to uncertain income tax positions connected with ongoing tax audits in various jurisdictions that we expect to settle or pay in the next 12 months. We recognize interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2015 and 2014, we had accrued interest and penalties related to unrecognized tax benefits of approximately $18.3 million and $15.3 million, respectively. See Note 6 of our Consolidated Financial Statements for further discussion of our uncertain income tax positions.

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

Insurance Reserves

Under our insurance programs, coverage is obtained for significant liability limits as well as those risks required by law or contract. It is our policy to self-insure a portion of certain expected losses primarily related to workers’ compensation and comprehensive general liability, product liability and vehicle liability. We provide insurance reserves for our estimates of losses due to claims for those items for which we are self-insured. We base these estimates on the expected ultimate settlement amount of claims, which often have long periods of resolution. We closely monitor the claims to maintain adequate reserves.

Pensions

We sponsor defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland and Argentina. Our primary plans cover certain employees in the United States and the United Kingdom.

In the United States, we sponsor a funded, qualified defined benefit pension plan for our salaried employees, as well as a separate funded qualified defined benefit pension plan for our hourly employees. Both plans are closed to new entrants and frozen, and we fund at least the minimum contributions required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code to both plans. In addition, we maintain an unfunded, nonqualified defined benefit pension plan for certain U.S.-based senior executives, which is our Executive Nonqualified Pension Plan (“ENPP”). The ENPP is also closed to new entrants.

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

For the years ended December 31, 2015, 2014 and 2013, we used a globally consistent methodology to set the discount rate in the countries where our largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments. Effective January 1, 2016, we adopted a spot yield curve to determine the discount rate in the United Kingdom to measure the plan’s service cost and interest cost for the year ended December 31, 2016. Previously, we had utilized a single weighted-average discount rate derived from the “yield curve approach” to measure the plan’s benefit obligation, service cost and interest cost. Going forward, we have elected to utilize an approach that discounts the individual expected service cost and interest cost cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.

The other key assumptions and methods were set as follows:

•	Our inflation assumption is based on an evaluation of external market indicators.

•	The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation.

•
The expected return on plan asset assumptions reflects asset allocations, investment strategy, historical experience and the views of investment managers, and reflects a projection of the expected arithmetic returns over ten years.

•	Retirement and termination rates primarily are based on actual plan experience and actuarial standards of practice.

•
The mortality rates for the U.K. defined benefit pension plan was updated in 2015 to reflect expected improvements in the life expectancy of the plan participants. The mortality table for the U.S. defined benefit pension plans were updated in 2015 to reflect the Society of Actuaries’ most recent findings on the topic of mortality.

•	The fair value of assets used to determine the expected return on assets does not reflect any delayed recognition of asset gains and losses.

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such periods.

Our U.S. and U.K. defined benefit pension plans, including our ENPP, comprised approximately 88% of our consolidated projected benefit obligation as of December 31, 2015. If the discount rate used to determine the 2015 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $3.4 million at December 31, 2015, and our 2016 pension expense would increase by approximately $0.3 million. If the discount rate used to determine the 2015 projected benefit obligation for our U.S. qualified defined benefit pension plans and our ENPP was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $3.2 million at December 31, 2015, and our 2016 pension expense would decrease by approximately $0.3 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $23.9 million at December 31, 2015, and our 2016 pension expense would increase by approximately $0.3 million. If the discount rate used to determine the projected benefit obligation for our U.K. defined benefit pension plan was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $23.0 million at

December 31, 2015, and our 2016 pension expense would decrease by approximately $0.4 million. In addition, if the expected long-term rate of return on plan assets related to our U.K. defined benefit pension plan was increased or decreased by 25 basis points, our 2016 pension expense would decrease or increase by approximately $1.4 million each, respectively. The impact to our U.S. defined benefit pension plans for a 25-basis-point change in our expected long-term rate of return would have had an insignificant impact to our 2016 pension expense.

Unrecognized actuarial net losses related to our defined benefit pension plans and ENPP were $319.0 million as of December 31, 2015 compared to $329.7 million as of December 31, 2014. The decrease in unrecognized losses between years primarily resulted from an increase in year-end discount rates during 2015 as compared to 2014. The unrecognized actuarial losses will be impacted in future periods by actual asset returns, discount rate changes, currency exchange rate fluctuations, actual demographic experience and certain other factors. For some of our defined benefit pension plans, these losses, to the extent they exceed 10% of the greater of the plan’s liabilities or the fair value of assets (“the gain/loss corridor”), will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits. For our U.S. salaried, U.S. hourly and U.K. defined benefit pension plans, the population covered is predominantly inactive participants, and losses related to those plans, to the extent they exceed the gain/loss corridor, will be amortized over the average remaining lives of those participants while covered by the respective plan. As of December 31, 2015, the average amortization period was 18 years for our U.S. defined benefit pension plans and 21 years for our non-U.S. defined benefit pension plans. For our ENPP, the population is predominantly active participants, and losses related to the plan will be amortized over the average future working lifetime of the active participants. As of December 31, 2015, the average amortization period was ten years for our ENPP. The estimated net actuarial loss for our defined benefit pension plans and ENPP expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2016 is approximately $10.7 million compared to approximately $8.0 million during the year ended December 31, 2015.

As of December 31, 2015, our unfunded or underfunded obligations related to our defined benefit pension plans and ENPP were approximately $213.7 million, primarily related to our defined benefit pension plans in the United Kingdom and the United States. In 2015, we contributed approximately $34.0 million towards those obligations, and we expect to fund approximately $32.6 million in 2016. Future funding is dependent upon compliance with local laws and regulations and changes to those laws and regulations in the future, as well as the generation of operating cash flows in the future. We currently have an agreement in place with the trustees of the U.K. defined benefit plan that obligates us to fund approximately £14.9 million per year (or approximately $22.0 million) towards that obligation for the next five years. The funding arrangement is based upon the current underfunded status and could change in the future as discount rates, local laws and regulations, and other factors change.

See Note 8 of our Consolidated Financial Statements for more information regarding the investment strategy and concentration of risk.

Other Postretirement Benefits (Retiree Health Care and Life Insurance)

We provide certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil. Participation in these plans generally has been limited to older employees and existing retirees. See Note 8 of our Consolidated Financial Statements for more information regarding costs and assumptions for other postretirement benefits.

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

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies, and other cost-mitigating actions, including further employee cost sharing, administrative improvements and other efficiencies, as well as an assessment of likely long-term trends. For the years ended December 31, 2015, 2014 and 2013, we used a globally consistent methodology as previously discussed to set the discount rate in the countries where our largest benefit obligations exist. In the United States, we constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of our benefit plans to those bond yields to derive a discount rate. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy our largest U.S. pension plan’s projected benefit payments. After the bond portfolio is selected, a single discount rate is determined such that the market value of the bonds purchased equals the discounted value of the plan’s benefit payments. For our Brazilian plan, we based the discount rate on government bond indices within that country. The indices used were chosen to match our expected plan obligations and related expected cash flows. Our inflation assumptions are based on an evaluation of external market indicators. Retirement and termination rates are based primarily on actual plan experience and actuarial standards of practice. The mortality rates for the U.S. plans were updated during 2015 to reflect the Society of Actuaries’ most recent findings on the topic of mortality. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Our U.S. postretirement health care and life insurance plans represent approximately 94% of our consolidated projected benefit obligation. If the discount rate used to determine the 2015 projected benefit obligation for our U.S. postretirement benefit plans was decreased by 25 basis points, our projected benefit obligation would have increased by approximately $0.7 million at December 31, 2015, and our 2016 postretirement benefit expense would increase by a nominal amount. If the discount rate used to determine the 2015 projected benefit obligation for our U.S. postretirement benefit plans was increased by 25 basis points, our projected benefit obligation would have decreased by approximately $0.6 million, and our 2016 pension expense would decrease by a nominal amount.

Unrecognized actuarial losses related to our U.S. and Brazilian postretirement benefit plans were $1.4 million as of December 31, 2015 compared to $3.3 million as of December 31, 2014, of which $4.0 million and $6.4 million, respectively, related to our U.S. postretirement benefit plans. The unrecognized actuarial losses will be impacted in future periods by discount rate changes, actual demographic experience, actual health care inflation and certain other factors. These losses, to the extent they exceed the gain/loss corridor, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits, or the average remaining lives of inactive participants, covered under the postretirement benefit plans. As of December 31, 2015, the average amortization period was 14 years for our U.S. postretirement benefit plans. The estimated net actuarial loss for postretirement health care benefits expected to be amortized from our accumulated other comprehensive loss during the year ended December 31, 2016 is less than $0.1 million, compared to approximately $0.1 million during the year ended December 31, 2015.

As of December 31, 2015, we had approximately $27.3 million in unfunded obligations related to our U.S. and Brazilian postretirement health and life insurance benefit plans. In 2015, we made benefit payments of approximately $1.2 million towards these obligations, and we expect to make benefit payments of approximately $1.5 million towards these obligations in 2016.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2015, we assumed a 7.25% health care cost trend rate for 2016 decreasing to 5.0% by 2025. For measuring the expected U.S. postretirement benefit obligation at December 31, 2014, we assumed a 7.0% health care cost trend rate for 2015 decreasing to 5.0% by 2019. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2015, we assumed a 12.6% health care cost trend rate for 2016, decreasing to 6.75% by 2026. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2014, we assumed a 12.25% health care cost trend rate for 2015, decreasing to 6.45% by 2025. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have had the following effect to service and interest cost for 2015 and the accumulated postretirement benefit obligation at December 31, 2015 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.2	$(2.7)

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

The results of our goodwill and long-lived assets impairment analyses conducted as of October 1, 2015, 2014 and 2013 indicated that no reduction in the carrying amount of goodwill and long-lived assets was required.

Our goodwill impairment analysis conducted as of October 1, 2015 indicated a decrease in the percentage of the fair value in excess of the carrying value related to our GSI EAME and GSI Asia/Pacific reporting units compared to our 2014 annual analysis and more recent analyses during 2015. The operations of these GSI reporting units include the manufacturing and distribution of grain storage and protein production equipment. As of October 1, 2015, the percentage of the reporting units’ fair values in excess of their carrying values was 8% and 5% for GSI EAME and GSI Asia/Pacific, respectively. The amount of goodwill allocated to each reporting unit as of October 1, 2015 was approximately $55.2 million and $56.7 million for GSI EAME and GSI Asia/Pacific, respectively.
Numerous facts and circumstances are considered when evaluating the carrying amount of our goodwill. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance, which is dependent upon the agricultural industry and other factors that could adversely affect the agricultural industry, including but not limited to, declines in the general economy, increases in farm input costs, weather conditions, lower commodity prices and changes in the availability of credit. The estimated fair value of the individual reporting units is assessed for reasonableness by reviewing a variety of indicators evaluated over a reasonable period of time.
As of December 31, 2015, we had approximately $1,114.5 million of goodwill. While our annual impairment testing in 2015 supported the carrying amount of this goodwill, we may be required to re-evaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Quantitative and Qualitative Disclosures about Market Risk information required by this Item set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risk Management” and “ Interest Rate Risk” on pages 31 and 32 under Item 7 of this Form 10-K are incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

The following Consolidated Financial Statements of AGCO and its subsidiaries for each of the years in the three-year period ended December 31, 2015 are included in this Item:

The information under the heading “Quarterly Results” of Item 7 of this Form 10-K is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AGCO Corporation:

We have audited the accompanying consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGCO Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGCO Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
February 26, 2016

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales	$7,467.3	$9,723.7	$10,786.9
Cost of goods sold	5,906.7	7,657.4	8,396.3
Gross profit	1,560.6	2,066.3	2,390.6
Selling, general and administrative expenses	852.3	995.4	1,088.7
Engineering expenses	282.2	337.0	353.4
Restructuring and other infrequent expenses	22.3	46.4	—
Amortization of intangibles	42.7	41.0	47.8
Income from operations	361.1	646.5	900.7
Interest expense, net	45.4	58.4	58.0
Other expense, net	36.3	49.1	40.1
Income before income taxes and equity in net earnings of affiliates	279.4	539.0	802.6
Income tax provision	72.5	187.7	258.5
Income before equity in net earnings of affiliates	206.9	351.3	544.1
Equity in net earnings of affiliates	57.1	52.9	48.2
Net income	264.0	404.2	592.3
Net loss attributable to noncontrolling interests	2.4	6.2	4.9
Net income attributable to AGCO Corporation and subsidiaries	$266.4	$410.4	$597.2
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$3.06	$4.39	$6.14
Diluted	$3.06	$4.36	$6.01
Cash dividends declared and paid per common share	$0.48	$0.44	$0.40
Weighted average number of common and common equivalent shares outstanding:
Basic	87.0	93.4	97.3
Diluted	87.1	94.2	99.4

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income	$264.0	$404.2	$592.3
Other comprehensive loss, net of reclassification adjustments:
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	(4.7)	—	—
Net loss recognized due to settlement	0.2	0.4	—
Net gain recognized due to curtailment	—	(0.4)	—
Net actuarial gain (loss) arising during year	2.1	(54.8)	45.2
Amortization of prior service cost included in net periodic pension cost	0.4	0.6	0.6
Amortization of net actuarial losses included in net periodic pension cost	6.3	7.3	10.7
Derivative adjustments:
Net changes in fair value of derivatives	(4.6)	(1.4)	(1.4)
Net losses reclassified from accumulated other comprehensive loss into income	2.7	1.5	0.5
Foreign currency translation adjustments	(558.2)	(349.3)	(87.2)
Other comprehensive loss, net of reclassification adjustments	(555.8)	(396.1)	(31.6)
Comprehensive (loss) income	(291.8)	8.1	560.7
Comprehensive loss attributable to noncontrolling interests	4.5	6.5	5.2
Comprehensive (loss) income attributable to AGCO Corporation and subsidiaries	$(287.3)	$14.6	$565.9

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$426.7	$363.7
Accounts and notes receivable, net	836.8	963.8
Inventories, net	1,423.4	1,750.7
Other current assets	211.4	232.5
Total current assets	2,898.3	3,310.7
Property, plant and equipment, net	1,347.1	1,530.4
Investment in affiliates	392.9	424.1
Deferred tax assets	100.7	215.9
Other assets	140.1	141.1
Intangible assets, net	507.7	553.8
Goodwill	1,114.5	1,192.8
Total assets	$6,501.3	$7,368.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$89.0	$94.3
Senior term loan	217.2	—
Accounts payable	625.6	670.2
Accrued expenses	1,106.9	1,244.1
Other current liabilities	146.7	208.3
Total current liabilities	2,185.4	2,216.9
Long-term debt, less current portion	928.8	997.6
Pensions and postretirement health care benefits	233.9	269.0
Deferred tax liabilities	86.4	211.7
Other noncurrent liabilities	183.5	176.7
Total liabilities	3,618.0	3,871.9
Commitments and contingencies (Note 12)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2015 and 2014	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 83,814,809 and 89,146,093 shares issued and outstanding at December 31, 2015 and 2014, respectively	0.8	0.9
Additional paid-in capital	301.7	582.5
Retained earnings	3,996.0	3,771.6
Accumulated other comprehensive loss	(1,460.2)	(906.5)
Total AGCO Corporation stockholders’ equity	2,838.3	3,448.5
Noncontrolling interests	45.0	48.4
Total stockholders’ equity	2,883.3	3,496.9
Total liabilities and stockholders’ equity	$6,501.3	$7,368.8

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss				Noncontrolling Interests	Total Stockholders’ Equity	Temporary Equity
	Common Stock				Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred (Losses) Gains on Derivatives	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2012	96,815,998	$1.0	$1,082.9	$2,843.7	$(262.9)	$(217.2)	$0.7	$(479.4)	$33.3	$3,481.5	$16.5
Net income (loss)	—	—	—	597.2	—	—	—	—	4.4	601.6	(9.3)
Payment of dividends to shareholders	—	—	—	(38.9)	—	—	—	—	—	(38.9)
Issuance of restricted stock	12,059	—	0.6	—	—	—	—	—	—	0.6
Issuance of performance award stock	491,692	—	(14.7)	—	—	—	—	—	—	(14.7)
SSARs exercised	61,941	—	(2.2)	—	—	—	—	—	—	(2.2)
Stock compensation	—	—	34.0	—	—	—	—	—	—	34.0
Excess tax benefit of stock awards	—	—	11.4	—	—	—	—	—	—	11.4
Conversion of 1 1/4% convertible senior subordinated notes	286	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(3.1)	(3.1)
Changes in noncontrolling interest	—	—	(2.3)	—	—	—	—	—	—	(2.3)	2.3
Purchases and retirement of common stock	(19,510)	—	(1.0)	—	—	—	—	—	—	(1.0)
Defined benefit pension plans, net of taxes:
Net actuarial gain arising during year	—	—	—	—	45.2	—	—	45.2	—	45.2
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	10.7	—	—	10.7	—	10.7
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Reclassification to temporary equity- Equity component of convertible senior subordinated notes	—	—	9.2	—	—	—	—	—	—	9.2	(9.2)
Change in cumulative translation adjustment	—	—	—	—	—	(86.9)	—	(86.9)	—	(86.9)	(0.3)
Balance, December 31, 2013	97,362,466	1.0	1,117.9	3,402.0	(206.4)	(304.1)	(0.2)	(510.7)	34.6	4,044.8	—
Net income (loss)	—	—	—	410.4	—	—	—	—	0.1	410.5	(6.3)
Payment of dividends to shareholders	—	—	—	(40.8)	—	—	—	—	—	(40.8)
Issuance of restricted stock	14,907	—	0.9	—	—	—	—	—	—	0.9
Issuance of performance award stock	367,100	—	(11.8)	—	—	—	—	—	—	(11.8)
SSARs exercised	30,477	—	(1.2)	—	—	—	—	—	—	(1.2)
Stock compensation	—	—	(11.7)	—	—	—	—	—	—	(11.7)
Shortfall in tax benefit of stock awards	—	—	(0.2)	—	—	—	—	—	—	(0.2)
Conversion of 1 1/4% convertible senior subordinated notes	1,437,465	—	—	—	—	—	—	—	—	—
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	16.1	16.1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.4)	(2.4)
Changes in noncontrolling interest	—	—	(11.8)	—	—	—	—	—	—	(11.8)	6.6
Purchases and retirement of common stock	(10,066,322)	(0.1)	(499.6)	—	—	—	—	—	—	(499.7)
Defined benefit pension plans, net of taxes:
Net loss recognized due to settlement	—	—	—	—	0.4	—	—	0.4	—	0.4
Net gain recognized due to curtailment	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Net actuarial loss arising during year	—	—	—	—	(54.8)	—	—	(54.8)	—	(54.8)
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.6	—	—	0.6	—	0.6
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	7.3	—	—	7.3	—	7.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	0.1	0.1	—	0.1
Change in cumulative translation adjustment	—	—	—	—	—	(349.0)	—	(349.0)	—	(349.0)	(0.3)
Balance, December 31, 2014	89,146,093	0.9	582.5	3,771.6	(253.3)	(653.1)	(0.1)	(906.5)	48.4	3,496.9	—
Net income (loss)	—	—	—	266.4	—	—	—	—	(2.4)	264.0
Payment of dividends to shareholders	—	—	—	(42.0)	—	—	—	—	—	(42.0)
Issuance of restricted stock	15,711	—	0.8	—	—	—	—	—	—	0.8
Issuance of performance award stock	172,759	—	(5.6)	—	—	—	—	—	—	(5.6)
SSARs exercised	22,176	—	(0.7)	—	—	—	—	—	—	(0.7)
Stock compensation	—	—	11.4	—	—	—	—	—	—	11.4
Excess tax benefit of stock awards	—	—	0.7	—	—	—	—	—	—	0.7
Changes in noncontrolling interest	—	—	—	—	—	—	—	—	1.1	1.1
Purchases and retirement of common stock	(5,541,930)	(0.1)	(287.4)	—	—	—	—	—	—	(287.5)
Defined benefit pension plans, net of taxes:
Prior service cost arising during year	—	—	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Net loss recognized due to settlement	—	—	—	—	0.2	—	—	0.2	—	0.2
Net actuarial gain arising during year	—	—	—	—	2.1	—	—	2.1	—	2.1
Amortization of prior service cost included in net periodic pension cost	—	—	—	—	0.4	—	—	0.4	—	0.4
Amortization of net actuarial losses included in net periodic pension cost	—	—	—	—	6.3	—	—	6.3	—	6.3
Deferred gains and losses on derivatives, net	—	—	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Change in cumulative translation adjustment	—	—	—	—	—	(556.1)	—	(556.1)	(2.1)	(558.2)
Balance, December 31, 2015	83,814,809	$0.8	$301.7	$3,996.0	$(249.0)	$(1,209.2)	$(2.0)	$(1,460.2)	$45.0	$2,883.3	$—
See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$264.0	$404.2	$592.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217.4	239.4	211.6
Deferred debt issuance cost amortization	2.0	2.7	3.5
Amortization of intangibles	42.7	41.0	47.8
Amortization of debt discount	—	—	9.2
Stock compensation expense (credit)	12.2	(10.8)	34.6
Equity in net earnings of affiliates, net of cash received	(19.0)	(25.4)	(19.0)
Deferred income tax (benefit) provision	(26.8)	3.6	21.7
Other	(0.1)	2.5	0.3
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	3.8	(103.9)	(36.2)
Inventories, net	117.6	111.4	(356.9)
Other current and noncurrent assets	(49.3)	29.1	7.0
Accounts payable	37.3	(219.4)	54.7
Accrued expenses	(34.8)	(71.2)	123.4
Other current and noncurrent liabilities	(42.8)	35.2	103.0
Total adjustments	260.2	34.2	204.7
Net cash provided by operating activities	524.2	438.4	797.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(211.4)	(301.5)	(391.8)
Proceeds from sale of property, plant and equipment	1.5	2.8	2.6
Purchase of businesses, net of cash acquired	(25.4)	(130.3)	(9.5)
Investments in unconsolidated affiliates	(3.8)	(3.9)	(10.0)
Restricted cash and other	(1.7)	—	—
Net cash used in investing activities	(240.8)	(432.9)	(408.7)
Cash flows from financing activities:
Proceeds from debt obligations	1,951.9	1,689.4	1,135.9
Repayments of debt obligations	(1,769.5)	(1,588.8)	(1,194.0)
Purchases and retirement of common stock	(287.5)	(499.7)	(1.0)
Repurchase or conversion of convertible senior subordinated notes	—	(201.2)	—
Payment of dividends to stockholders	(42.0)	(40.8)	(38.9)
Payment of minimum tax withholdings on stock compensation	(6.3)	(13.2)	(17.0)
Payment of debt issuance costs	(0.7)	(1.4)	(0.1)
Excess tax benefit related to stock compensation	0.7	—	11.4
Purchase of or distribution to noncontrolling interests	—	(6.1)	(3.1)
Other	—	(0.2)	—
Net cash used in financing activities	(153.4)	(662.0)	(106.8)
Effects of exchange rate changes on cash and cash equivalents	(67.0)	(27.0)	(15.6)
Increase (decrease) in cash and cash equivalents	63.0	(683.5)	265.9
Cash and cash equivalents, beginning of year	363.7	1,047.2	781.3
Cash and cash equivalents, end of year	$426.7	$363.7	$1,047.2

See accompanying notes to Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations and Summary of Significant Accounting Policies

Business

AGCO Corporation and subsidiaries (“AGCO” or the “Company”) is a leading manufacturer and distributor of agricultural equipment and related replacement parts throughout the world. The Company sells a full range of agricultural equipment, including tractors, combines, hay tools, sprayers, forage equipment, tillage, implements, and grain storage and protein production systems. The Company’s products are widely recognized in the agricultural equipment industry and are marketed under a number of well-known brand names including: Challenger®, Fendt®, GSI®, Massey Ferguson® and Valtra®. The Company distributes most of its products through a combination of approximately 3,000 independent dealers and distributors as well as the Company utilizes associates and licensees to provide a distribution channel for its products. In addition, the Company provides retail financing through its finance joint ventures with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., or “Rabobank.”

Basis of Presentation and Consolidation

The Company’s Consolidated Financial Statements represent the consolidation of all wholly-owned companies, majority-owned companies and joint ventures in which the Company has been determined to be the primary beneficiary. The Company consolidates a variable interest entity (“VIE”) if the Company determines it is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company also consolidates all entities that are not considered VIEs if it is determined that the Company has a controlling voting interest to direct the activities that most significantly impact the joint venture or entity. The Company records investments in all other affiliate companies using the equity method of accounting when it has significant influence. Other investments, including those representing an ownership interest of less than 20%, are recorded at cost. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts and notes receivable, inventories, deferred income tax valuation allowances, uncertain tax positions, goodwill and other identifiable intangible assets, and certain accrued liabilities, principally relating to reserves for volume discounts and sales incentives, warranty obligations, product liability and workers’ compensation obligations, and pensions and postretirement benefits.

Revenue Recognition

Sales of equipment and replacement parts are recorded by the Company when title and risks of ownership have been transferred to an independent dealer, distributor or other customer. In certain countries, sales of certain grain storage and protein production systems in which the Company is responsible for construction or installation and which may be contingent upon customer acceptance, are recorded at the completion of the project. Payment terms vary by market and product, with fixed payment schedules on all sales. The terms of sale generally require that a purchase order or order confirmation accompany all shipments. Title generally passes to the dealer or distributor upon shipment or specified delivery, and the risk of loss upon damage, theft or destruction of the equipment is the responsibility of the dealer, distributor or third-party carrier at the point of the stated shipping or delivery term. In certain foreign countries, the Company retains a form of title to goods delivered to dealers until the dealer makes payment so that the Company can recover the goods in the event of customer default on payment. This occurs as the laws of some foreign countries do not provide for a seller’s retention of a security interest in goods in the same manner as established in the United States Uniform Commercial Code. The only right the Company retains with respect to the title is that enabling recovery of the goods in the event of customer default on payment. The dealer or distributor may not return equipment or replacement parts while its contract with the Company is in force. Replacement parts may be returned only under promotional and annual return programs. Provisions for returns under these programs are made at the time of sale based on the terms of the program and historical returns experience. The Company may provide certain sales incentives

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to dealers and distributors. Provisions for sales incentives are made at the time of sale for existing incentive programs. These provisions are revised in the event of subsequent modification to the incentive program. See “Accounts and Notes Receivable” for further discussion.

In the United States and Canada, amounts due from sales to dealers are immediately due upon a retail sale of the underlying equipment by the dealer with the exception of sales of grain storage and protein production systems. If not previously paid by the dealer in the United States and Canada, installment payments are required generally beginning after the interest-free period with the remaining outstanding equipment balance generally due within 12 months after shipment or delivery. Some specified programs in the United States and Canada may allow for interest-free periods and due dates of up to 24 months for certain products. Interest generally is charged on the outstanding balance six to 12 months after shipment or delivery. Sales terms of some highly seasonal products provide for payment and due dates based on a specified date during the year regardless of the shipment date. Equipment sold to dealers in the United States and Canada is paid in full on average within 12 months of shipment. Sales of replacement parts generally are payable within 30 days of shipment, with terms for some larger, seasonal stock orders generally requiring payment within six months of shipment. Sales of grain storage and protein production systems generally are payable within 30 days of shipment.

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

Cash and Cash Equivalents

Cash at December 31, 2015 and 2014 of $344.6 million and $215.3 million, respectively, consisted primarily of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2015 and 2014 of $82.1 million and $148.4 million, respectively, consisted primarily of money market deposits, certificates of deposits and overnight investments.

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

The Company offers various sales terms with respect to its products. For sales in most markets outside of the United States and Canada, the Company generally does not charge interest on outstanding receivables with its dealers and distributors. For sales to certain dealers or distributors in the United States and Canada, interest is charged at or above prime lending rates on outstanding receivable balances after interest-free periods. These interest-free periods vary by product and generally range from one to 12 months as previously discussed. In limited circumstances, the Company provides sales terms, and in some cases, interest-free periods that are longer than 12 months for certain products. These are typically specified programs,

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

predominantly in the United States and Canada, in which interest is charged after a period of up to 24 months depending on the year of the sale and the dealer or distributor’s ordering or sales volume during the preceding year. Actual interest-free periods are shorter than described above because the equipment receivable from dealers or distributors in some countries, such as in the United States and Canada, is generally due immediately upon sale of the equipment to a retail customer. Receivables can also be paid prior to terms specified in sales agreements. Under normal circumstances, interest is not forgiven and interest-free periods are not extended.

The following summarizes by geographic region, as a percentage of our consolidated net sales, amounts with maximum interest-free periods as presented below (in millions):

Year Ended December 31, 2015	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
0 to 6 months	$1,536.5	$949.0	$4,132.2	$402.0	$7,019.7	94.0%
7 to 12 months	380.1	—	19.1	—	399.2	5.3%
13 to 24 months	48.4	—	—	—	48.4	0.7%
	$1,965.0	$949.0	$4,151.3	$402.0	$7,467.3	100.0%

The Company has an agreement to permit transferring, on an ongoing basis a majority all of its wholesale interest-bearing and non-interest bearing accounts receivable in North America and Europe to its U.S., Canadian and European finance joint ventures. During 2015, the Company entered into an agreement to permit transferring, on an ongoing basis, a portion of its accounts receivable in Brazil to its Brazilian finance joint venture. Qualified dealers may obtain additional financing through the Company’s U.S., Canadian, European and Brazilian finance joint ventures at the joint ventures’ discretion.

The Company provides various volume bonus and sales incentive programs with respect to its products. These sales incentive programs include reductions in invoice prices, reductions in retail financing rates, dealer commissions and dealer incentive allowances. In most cases, incentive programs are established and communicated to the Company’s dealers on a quarterly basis. The incentives are paid either at the time of invoice (through a reduction of invoice price), at the time of the settlement of the receivable, at the time of retail financing, at the time of warranty registration, or at a subsequent time based on dealer purchases. The incentive programs are product-line specific and generally do not vary by dealer. The cost of sales incentives associated with dealer commissions and dealer incentive allowances is estimated based upon the terms of the programs and historical experience, is based on a percentage of the sales price and is recorded at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. The related provisions and accruals are made on a product or product-line basis and are monitored for adequacy and revised at least quarterly in the event of subsequent modifications to the programs. Volume discounts are estimated and recognized based on historical experience, and related reserves are monitored and adjusted based on actual dealer purchases and the dealer’s progress towards achieving specified cumulative target levels. The Company records the cost of interest subsidy payments, which is a reduction in the retail financing rates, at the later of (a) the date at which the related revenue is recognized, or (b) the date at which the sales incentive is offered. Estimates of these incentives are based on the terms of the programs and historical experience. All incentive programs are recorded and presented as a reduction of revenue, due to the fact that the Company does not receive an identifiable benefit in exchange for the consideration provided. Reserves for incentive programs that will be paid either through the reduction of future invoices or through credit memos are recorded as “accounts receivable allowances” within the Company’s Consolidated Balance Sheets. Reserves for incentive programs that will be paid in cash, as is the case with most of the Company’s volume discount programs, as well as sales with incentives associated with accounts receivable sold to its U.S. and Canadian finance joint ventures, are recorded within “Accrued expenses” within the Company’s Consolidated Balance Sheets.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts and notes receivable are shown net of allowances for sales incentive discounts available to dealers and for doubtful accounts. Cash flows related to the collection of receivables are reported within “Cash flows from operating activities” within the Company’s Consolidated Statements of Cash Flows. Accounts and notes receivable allowances at December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Sales incentive discounts	$24.5	$18.5
Doubtful accounts	29.3	32.1
	$53.8	$50.6

The Company transfers certain accounts receivable under its accounts receivable sales agreements with its finance joint ventures (Note 4). The Company records such transfers as sales of accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Accounting Standards Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Cash payments are made to the Company’s U.S. and Canadian finance joint ventures for sales incentive discounts provided to dealers related to outstanding accounts receivables sold. The balances of such sales discount reserves that are recorded within “Accrued expenses” as of December 31, 2015 and 2014 were approximately $229.5 million and $236.5 million, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. At December 31, 2015 and 2014, the Company had recorded $134.6 million and $126.5 million, respectively, as an adjustment for surplus and obsolete inventories. These adjustments are reflected within “Inventories, net” within the Company’s Consolidated Balance Sheets.

Inventories, net at December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Finished goods	$523.1	$616.6
Repair and replacement parts	515.4	536.4
Work in process	97.5	130.5
Raw materials	287.4	467.2
Inventories, net	$1,423.4	$1,750.7

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

Property, plant and equipment, net at December 31, 2015 and 2014 consisted of the following (in millions):

	2015	2014
Land	$105.7	$113.6
Buildings and improvements	637.4	688.4
Machinery and equipment	1,966.8	2,039.9
Furniture and fixtures	120.0	127.6
Gross property, plant and equipment	2,829.9	2,969.5
Accumulated depreciation and amortization	(1,482.8)	(1,439.1)
Property, plant and equipment, net	$1,347.1	$1,530.4

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

Goodwill is evaluated annually as of October 1 for impairment using a qualitative assessment or a quantitative two-step assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceed their carrying value, no further evaluation is necessary. For reporting units where the Company performs a two-step quantitative assessment, the first step requires the Company to compare the fair value of each reporting unit, which is determined based on a combination of a discounted cash flow valuation approach and a market multiple valuation approach, to its respective carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value of the reporting unit, the second step of the quantitative process is required to measure the amount of impairment, if any. The second step of the quantitative assessment results in a calculation of the implied fair value of the reporting unit’s goodwill, which is determined as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

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

The results of the Company’s goodwill and long-lived assets impairment analyses conducted as of October 1, 2015, 2014 and 2013 indicated that no reduction in the carrying amount of the Company’s goodwill and long-lived assets was required.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s accumulated goodwill impairment is approximately $180.5 million, which is comprised of approximately $9.1 million recorded in 2012 related to the Chinese harvesting reporting unit and approximately $171.4 million recorded in 2006 related to the Company’s former sprayer reporting unit. The Chinese harvesting business operates within the Asia/Pacific geographical reportable segment. The former sprayer reporting unit operates within the North American geographical reportable segment.

Changes in the carrying amount of goodwill during the years ended December 31, 2015, 2014 and 2013 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
Balance as of December 31, 2012	$416.7	$219.3	$498.3	$58.1	$1,192.4
Acquisition	7.3	—	—	—	7.3
Adjustments related to income taxes	—	—	(8.0)	—	(8.0)
Foreign currency translation	—	(28.6)	16.3	(0.7)	(13.0)
Balance as of December 31, 2013	424.0	190.7	506.6	57.4	1,178.7
Acquisition	89.6	—	—	—	89.6
Foreign currency translation	—	(21.0)	(52.0)	(2.5)	(75.5)
Balance as of December 31, 2014	513.6	169.7	454.6	54.9	1,192.8
Acquisition	5.1	—	9.3	7.8	22.2
Foreign currency translation	—	(55.3)	(38.7)	(6.5)	(100.5)
Balance as of December 31, 2015	$518.7	$114.4	$425.2	$56.2	$1,114.5

During 2013, the Company reduced goodwill for financial reporting purposes by approximately $8.0 million related to the realization of tax benefits associated with the excess tax basis deductible goodwill resulting from the Company’s acquisition of Valtra.

The Company amortizes certain acquired identifiable intangible assets primarily on a straight-line basis over their estimated useful lives, which range from five to 50 years. The acquired intangible assets have a weighted average useful life as follows:

Intangible Asset	Weighted-Average Useful Life
Patents and technology	13	years
Customer relationships	14	years
Trademarks and trade names	20	years
Land use rights	45	years

For the years ended December 31, 2015, 2014 and 2013, acquired intangible asset amortization was $42.7 million, $41.0 million and $47.8 million, respectively. The Company estimates amortization of existing intangible assets will be $42.1 million for 2016, $41.9 million for 2017, $41.9 million for 2018, $41.9 million for 2019, and $41.3 million for 2020.

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

factors that the Company is aware of or that the Company believes would limit the useful lives of the trademarks. The Massey Ferguson and Valtra trademark registrations can be renewed at a nominal cost in the countries in which the Company operates.

Changes in the carrying amount of acquired intangible assets during 2015 and 2014 are summarized as follows (in millions):

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2013	$118.6	$502.7	$89.1	$14.9	$725.3
Acquisition	7.0	28.0	11.3	—	46.3
Settlement of purchase consideration	—	—	—	(4.8)	(4.8)
Foreign currency translation	(2.1)	(16.9)	(6.4)	(0.4)	(25.8)
Balance as of December 31, 2014	123.5	513.8	94.0	9.7	741.0
Acquisition	1.9	4.1	3.6	—	9.6
Foreign currency translation	(3.2)	(25.6)	(5.1)	(0.6)	(34.5)
Balance as of December 31, 2015	$122.2	$492.3	$92.5	$9.1	$716.1

	Trademarks and Trade Names	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2013	$31.0	$160.7	$59.0	$2.7	$253.4
Amortization expense	6.2	31.4	3.2	0.2	41.0
Foreign currency translation	(0.8)	(11.3)	(6.1)	—	(18.2)
Balance as of December 31, 2014	36.4	180.8	56.1	2.9	276.2
Amortization expense	6.6	32.0	3.9	0.2	42.7
Foreign currency translation	(1.1)	(19.0)	(4.9)	(0.2)	(25.2)
Balance as of December 31, 2015	$41.9	$193.8	$55.1	$2.9	$293.7

Trademarks and Trade Names
Indefinite-lived intangible assets:
Balance as of December 31, 2013	$93.7
Foreign currency translation	(4.7)
Balance as of December 31, 2014	89.0
Foreign currency translation	(3.7)
Balance as of December 31, 2015	$85.3

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued Expenses

Accrued expenses at December 31, 2015 and 2014 consisted of the following (in millions):

	2015	2014
Reserve for volume discounts and sales incentives	$443.3	$465.2
Warranty reserves	195.2	245.7
Accrued employee compensation and benefits	213.7	232.8
Accrued taxes	87.3	108.4
Other	167.4	192.0
	$1,106.9	$1,244.1

Warranty Reserves

The warranty reserve activity for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	2015	2014	2013
Balance at beginning of the year	$284.6	$294.9	$256.9
Acquisitions	0.2	0.5	—
Accruals for warranties issued during the year	152.6	214.1	200.3
Settlements made (in cash or in kind) during the year	(186.2)	(205.5)	(165.7)
Foreign currency translation	(20.9)	(19.4)	3.4
Balance at the end of the year	$230.3	$284.6	$294.9

The Company’s agricultural equipment products generally are under warranty against defects in materials and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $35.1 million and $38.9 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

Insurance Reserves

Under the Company’s insurance programs, coverage is obtained for significant liability limits as well as those risks required to be insured by law or contract. It is the policy of the Company to self-insure a portion of certain expected losses primarily related to workers’ compensation and comprehensive general liability, product and vehicle liability. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred.

Stock Incentive Plans

Stock compensation expense (credit) was recorded as follows (in millions). Refer to Note 10 for additional information regarding the Company’s stock incentive plans during 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Cost of goods sold	$0.9	$(0.9)	$2.3
Selling, general and administrative expenses	11.6	(9.7)	32.6
Total stock compensation expense (credit)	$12.5	$(10.6)	$34.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Research and Development Expenses

Research and development expenses are expensed as incurred and are included in engineering expenses in the Company’s Consolidated Statements of Operations.

Advertising Costs

The Company expenses all advertising costs as incurred. Cooperative advertising costs normally are expensed at the time the revenue is earned. Advertising expenses for the years ended December 31, 2015, 2014 and 2013 totaled approximately $50.9 million, $59.8 million and $60.5 million, respectively.

Shipping and Handling Expenses

All shipping and handling fees charged to customers are included as a component of net sales. Shipping and handling costs are included as a part of cost of goods sold, with the exception of certain handling costs included in selling, general and administrative expenses in the amount of $26.6 million, $29.2 million and $29.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	2015	2014	2013
Interest expense	$64.1	$71.9	$78.8
Interest income	(18.7)	(13.5)	(20.8)
	$45.4	$58.4	$58.0

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

Net Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted income per common share assumes the exercise of outstanding stock-settled stock appreciation rights (“SSARs”) and the vesting of performance share awards and restricted stock units using the treasury stock method when the effects of such assumptions are dilutive.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2014 and 2013, the appreciation of the excess conversion value of the Company’s former 1 1/4% contingently convertible senior subordinated notes was included in the diluted net income per common share using the treasury stock method when the impact of such assumption was dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2015, 2014 and 2013 is as follows (in millions, except per share data):

	2015	2014	2013
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$266.4	$410.4	$597.2
Weighted average number of common shares outstanding	87.0	93.4	97.3
Basic net income per share attributable to AGCO Corporation and subsidiaries	$3.06	$4.39	$6.14
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$266.4	$410.4	$597.2
Weighted average number of common shares outstanding	87.0	93.4	97.3
Dilutive SSARs, performance share awards and restricted stock units	0.1	0.3	0.8
Weighted average assumed conversion of contingently convertible senior subordinated notes	—	0.5	1.3
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	87.1	94.2	99.4
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$3.06	$4.36	$6.01

SSARs to purchase 1.2 million shares, 1.0 million shares and 0.8 million shares were outstanding for the years ended December 31, 2015, 2014 and 2013, respectively, but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, and the components thereof in its Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Comprehensive Income. The components of other comprehensive loss and the related tax effects for the years ended December 31, 2015, 2014 and 2013 are as follows (in millions):

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2015			2015
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$4.9	$(0.6)	$4.3	$—
Net loss on derivatives	(3.1)	1.2	(1.9)	—
Foreign currency translation adjustments	(556.1)	—	(556.1)	(2.1)
Total components of other comprehensive loss	$(554.3)	$0.6	$(553.7)	$(2.1)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2014			2014
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$(62.1)	$15.2	$(46.9)	$—
Net gain on derivatives	0.1	—	0.1	—
Foreign currency translation adjustments	(349.0)	—	(349.0)	(0.3)
Total components of other comprehensive loss	$(411.0)	$15.2	$(395.8)	$(0.3)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	AGCO Corporation and Subsidiaries			Noncontrolling Interests
	2013			2013
	Before-tax Amount	Income Taxes	After-tax Amount	After-tax Amount
Defined benefit pension plans	$75.8	$(19.3)	$56.5	$—
Net loss on derivatives	(1.4)	0.5	(0.9)	—
Foreign currency translation adjustments	(86.9)	—	(86.9)	(0.3)
Total components of other comprehensive loss	$(12.5)	$(18.8)	$(31.3)	$(0.3)

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

The Company’s interest expense is, in part, sensitive to the general level of interest rates, and the Company manages its exposure to interest rate risk through the mix of floating rate and fixed rate debt. From time to time, the Company enters into interest rate swap agreements in order to manage the Company’s exposure to interest rate fluctuations.

The Company uses non-derivative and, periodically, derivative instruments to hedge a portion of the Company’s net investment in foreign operations against adverse movements in exchange rates.

The Company’s hedging policy prohibits it from entering into any foreign currency contracts for speculative trading purposes. Refer to Note 11 for additional information regarding the Company’s derivative instruments and hedging activities.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 amends existing guidance to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard does not amend the existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The standard may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt this standard and has applied the requirements of ASU 2015-17 retrospectively to all periods presented. In the Consolidated Balance Sheet as of December 31, 2014, the Company reclassified approximately $217.2 million as a decrease to current deferred tax assets, thereby increasing noncurrent deferred tax assets by approximately $190.1 million and decreasing noncurrent deferred tax liabilities by approximately $27.1 million.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 amends existing guidance to require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. Prior period information is no longer to be revised. The standard is effective prospectively for adjustments to provisional amounts that occur after fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company expects that the adoption of ASU 2015-16 on January 1, 2016 will not have a material impact on its results of operations and financial condition.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which changes the measurement principle for inventory from the “lower of cost or market” to “lower of cost and net realizable value.” The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than the last-in, first-out (“LIFO”) or the retail inventory methods. Entities using the first-in, first-out (“FIFO”) or average cost methods of measuring inventory no longer will need to consider replacement cost or net realizable value less an approximate normal profit margin in the subsequent measurement of inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard does not amend or change the determination of the cost of inventory. The standard is effective prospectively for inventory measurements for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company expects that the adoption of ASU 2015-11 on January 1, 2017 will not have a material impact on its results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. Given the absence of authoritative guidance within ASU 2015-03, in August 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company expects that the adoption of ASU 2015-03 on January 1, 2016 will not have a material impact on its results of operations and financial condition.

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

2.    Acquisitions

On April 17, 2015, the Company acquired Farmer Automatic GmbH & Co. KG (“Farmer Automatic”) for approximately $17.9 million, net of cash acquired of approximately $0.1 million. Farmer Automatic, headquartered in Laer, Germany, manufactures and supplies poultry housing and related products, including egg production cages and broiler production equipment. The acquisition was financed with available cash on hand. The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $9.6 million of customer relationship, technology and trademark identifiable intangible assets and approximately $10.0 million of goodwill associated with the acquisition. The results of operations of Farmer Automatic have been included in the Company’s Consolidated Financial Statements as of and from the date of the acquisition.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquired identifiable intangible assets of Farmer Automatic as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$4.1	10	years
Technology	3.6	10	years
Trademarks	1.9	10	years
	$9.6

On September 11, 2014, the Company acquired the remaining 39% interest of Santal Equipamentos S.A. Comércio e Indústria (“Santal”) for approximately R$9.0 million (or approximately $3.7 million). Santal is headquartered in Ribeirão Preto, Brazil, and manufactures and distributes sugarcane planting, harvesting, handling and transportation equipment as well as replacement parts across Brazil. Due to the fact that the Company and the seller each had a call option and put option, respectively, with varying dates with respect to the remaining 39% interest in Santal, the fair value of the redeemable noncontrolling interest had previously been recorded within “Temporary equity” in the Company’s Consolidated Balance Sheets. The acquisition of the remaining interest was funded with available cash on hand. The redemption and related amounts settled were reflected in “Additional paid-in capital” in the Company’s Consolidated Balance Sheets.

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
	$46.3

3.    Restructuring and Other Infrequent Expenses

During 2015 and 2014, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities located in Europe, China, Brazil, Argentina and the United States, as well as various administrative offices located in Europe, Brazil, China and the United States. The aggregate headcount reduction of approximately 2,100 employees in 2014 and 2015 was initiated in order to reduce costs in response to softening global market demand and reduced production volumes. The Company recorded approximately $46.4 million of restructuring and other infrequent expenses during 2014 associated with these rationalizations, of which approximately $44.4 million related to severance and other related costs. During 2014, the Company paid approximately $19.0 million of these costs, and as of December 31, 2014, had a remaining accrued balance of approximately $25.4 million. During 2015, the Company recorded and paid approximately $22.3 million and $29.5 million, respectively, of restructuring and other infrequent expenses associated with

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

severance and other related costs. The remaining $16.9 million balance of severance and other related costs accrued as of December 31, 2015, inclusive of approximately $1.3 million of negative foreign currency translation impacts, are expected be paid primarily during 2016.

4.    Accounts Receivable Sales Agreements

At December 31, 2015 and 2014, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures. During 2015, the Company entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of a portion of its wholesale receivables in Brazil to its Brazilian finance joint venture. As of December 31, 2015 and 2014, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion and $1.2 billion, respectively.

Under the terms of the accounts receivable sales agreements in North America, Europe and Brazil, the Company pays an annual servicing fee related to the servicing of the receivables sold. The Company also pays the respective AGCO Finance entities an interest payment calculated based upon LIBOR plus a margin on any non-interest bearing accounts receivable outstanding and sold under the sales agreements. These fees are reflected within losses on the sales of receivables included within “Other expense, net” in the Company’s Consolidated Statements of Operations. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. The Company reviewed its accounting for the accounts receivable sales agreements and determined that these facilities should be accounted for as off-balance sheet transactions.
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Consolidated Statements of Operations, were approximately $18.8 million, $24.8 million and $25.6 million during 2015, 2014 and 2013, respectively.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of December 31, 2015 and 2014, these finance joint ventures had approximately $17.7 million and $43.3 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

5.    Investments in Affiliates

Investments in affiliates as of December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Finance joint ventures	$359.4	$389.0
Manufacturing joint ventures	18.1	19.6
Other affiliates	15.4	15.5
	$392.9	$424.1

The Company’s manufacturing joint ventures as of December 31, 2015 consisted of Groupement International De Mecanique Agricole SA (“GIMA”) (a joint venture with a third-party manufacturer to purchase, design and manufacture components for agricultural equipment in France), and joint ventures with third-party manufacturers to assemble tractors in Algeria and engines in South America. The other joint ventures represent investments in farm equipment manufacturers, an electronic and software system manufacturer, distributors and licensees.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s equity in net earnings of affiliates for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	2015	2014	2013
Finance joint ventures	$53.8	$48.8	$48.8
Manufacturing and other joint ventures	3.3	4.1	(0.6)
	$57.1	$52.9	$48.2

Summarized combined financial information of the Company’s finance joint ventures as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	December 31,
	2015	2014
Total assets	$7,491.2	$8,836.4
Total liabilities	6,757.8	8,042.9
Partners’ equity	733.4	793.5

	For the Years Ended December 31,
	2015	2014	2013
Revenues	$313.0	$383.4	$389.2
Costs	158.1	234.7	239.4
Income before income taxes	$154.9	$148.7	$149.8

The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies (Note 14).

At December 31, 2015 and 2014, the Company’s receivables from affiliates were approximately $70.1 million and $108.4 million, respectively. The receivables from affiliates are reflected within “Accounts and notes receivable, net” within the Company’s Consolidated Balance Sheets.

The portion of the Company’s retained earnings balance that represents undistributed retained earnings of equity method investees was approximately $296.8 million and $293.3 million as of December 31, 2015 and 2014, respectively.

6.    Income Taxes

The sources of income (loss) before income taxes and equity in net earnings of affiliates were as follows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
United States	$(49.1)	$63.5	$133.1
Foreign	328.5	475.5	669.5
Income before income taxes and equity in net earnings of affiliates	$279.4	$539.0	$802.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	2015	2014	2013
Current:
United States:
Federal	$(1.3)	$12.6	$9.2
State	2.8	2.8	9.9
Foreign	97.8	168.7	217.7
	99.3	184.1	236.8
Deferred:
United States:
Federal	(19.0)	(0.4)	30.2
State	—	—	—
Foreign	(7.8)	4.0	(8.5)
	(26.8)	3.6	21.7
	$72.5	$187.7	$258.5

At December 31, 2015, the Company’s foreign subsidiaries had approximately $2.3 billion of undistributed earnings. These earnings are considered to be indefinitely invested, and, accordingly, no income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practicable; however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	2015	2014	2013
Provision for income taxes at United States federal statutory rate of 35%	$97.8	$188.7	$280.9
State and local income taxes, net of federal income tax effects	(2.0)	2.6	5.6
Taxes on foreign income which differ from the United States statutory rate	(34.9)	(33.4)	(34.7)
Tax effect of permanent differences	7.1	(10.3)	(7.6)
Change in valuation allowance	(4.5)	22.8	9.3
Change in tax contingency reserves	15.4	25.2	25.7
Research and development tax credits	(4.9)	(7.1)	(19.9)
Other	(1.5)	(0.8)	(0.8)
	$72.5	$187.7	$258.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The significant components of the deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$74.0	$75.7
Sales incentive discounts	86.6	85.5
Inventory valuation reserves	40.3	33.9
Pensions and postretirement health care benefits	63.4	76.7
Warranty and other reserves	82.3	104.8
Research and development tax credits	9.3	—
Other	34.1	53.4
Total gross deferred tax assets	390.0	430.0
Valuation allowance	(75.8)	(93.3)
Total net deferred tax assets	314.2	336.7
Deferred Tax Liabilities:
Tax over book depreciation and amortization	275.1	311.0
Other	24.8	21.5
Total deferred tax liabilities	299.9	332.5
Net deferred tax assets	$14.3	$4.2
Amounts recognized in Consolidated Balance Sheets:
Deferred tax assets - noncurrent	$100.7	$215.9
Deferred tax liabilities - noncurrent	(86.4)	(211.7)
	$14.3	$4.2

The Company recorded a net deferred tax asset of $14.3 million and $4.2 million as of December 31, 2015 and 2014, respectively. As reflected in the preceding table, the Company had a valuation allowance of $75.8 million and $93.3 million as of December 31, 2015 and 2014, respectively.

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the valuation allowance at December 31, 2015 and 2014 was appropriate. In making this assessment, all available evidence was considered, including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize the remaining deferred tax assets, net of the valuation allowance, in future years.

The Company had net operating loss carryforwards of $266.1 million as of December 31, 2015, with expiration dates as follows: 2016 - $13.0 million; 2017 - $30.7 million; 2018 - $39.8 million; and thereafter or unlimited - $182.6 million. The net operating loss carryforwards of $266.1 million were entirely in tax jurisdictions outside of the United States.

The Company paid income taxes of $97.6 million, $223.6 million and $174.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015 and 2014, the Company had $133.0 million and $130.6 million, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2015 and 2014, the Company had approximately $61.2 million and $64.7 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrued approximately $5.1 million and $2.3 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes during 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $18.3 million and $15.3 million, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Gross unrecognized income tax benefits	$130.6	$122.2
Additions for tax positions of the current year	14.4	21.8
Additions for tax positions of prior years	7.1	11.0
Additions for tax positions related to acquisitions	—	(0.6)
Reductions for tax positions of prior years for:
Changes in judgments	(0.3)	(2.2)
Settlements during the period	—	(1.9)
Lapses of applicable statute of limitations	(5.8)	(5.4)
Foreign currency translation	(13.0)	(14.3)
Gross unrecognized income tax benefits	$133.0	$130.6

The Company and its subsidiaries file income tax returns in the United States and in various state, local and foreign jurisdictions. The Company and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2015, a number of income tax examinations in foreign jurisdictions were ongoing. It is possible that certain of these ongoing examinations may be resolved within 12 months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized income tax benefits balance may materially change within the next 12 months. Due to the number of jurisdictions and issues involved and the uncertainty regarding the timing of any settlements, the Company is unable at this time to provide a reasonable estimate of such change that may occur within the next 12 months. Although there are ongoing examinations in various jurisdictions, the 2012 through 2015 tax years generally remain subject to examination in the United States by federal and state authorities. In the Company’s significant foreign jurisdictions, primarily the United Kingdom, France, Germany, Switzerland, Finland and Brazil, the 2010 through 2015 tax years generally remain subject to examination by their respective tax authorities. In Brazil, the Company is contesting disallowed deductions related to the amortization of certain goodwill amounts (Note 12).

7.    Indebtedness

Indebtedness consisted of the following at December 31, 2015 and 2014 (in millions):

	December 31, 2015	December 31, 2014
4½% Senior term loan due 2016	$217.2	$242.0
Credit facility, expires 2020	338.9	404.4
1.056% Senior term loan due 2020	217.2	—
5 7/8% Senior notes due 2021	297.4	300.0
Other long-term debt	164.3	145.5
	1,235.0	1,091.9
Less: 4½% Senior term loan due 2016	(217.2)	—
Current portion of other long-term debt	(89.0)	(94.3)
Total indebtedness, less current portion	$928.8	$997.6

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2015, the aggregate scheduled maturities of long-term debt, excluding the current portion of long-term debt, are as follows (in millions):

2017	$33.2
2018	20.0
2019	7.6
2020	570.6
Thereafter	297.4
$928.8

Cash payments for interest were approximately $63.0 million, $68.4 million and $66.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $217.2 million as of December 31, 2015) 4 1/2% senior term loan with Rabobank is due May 2, 2016. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $338.9 million as of December 31, 2015) term loan facility. The Company is not required to make quarterly payments towards the term loan facility. On June 19, 2015, the Company amended its current credit facility agreement, providing the Company with the ability to replace the current term loan facility denominated in United States dollars with an equivalent amount denominated in Euros. In August 2015, the Company replaced the outstanding term loan facility in the amount of $355.0 million, denominated in U.S. dollars, with an equivalent amount denominated in Euros. The Company also extended the maturity date of the credit facility from June 28, 2019 to June 26, 2020 and amended the interest rate margin. Under the amended credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. Previously, the interest accrued on amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.0% to 2.0% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.5% based on the Company’s leverage ratio. As is more fully described in Note 11, the Company entered into an interest rate swap in August 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of December 31, 2015, no amounts were outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million (or approximately $338.9 million) was outstanding under the term loan facility as of December 31, 2015. As of December 31, 2014, the Company had $404.4 million of outstanding borrowings under its former credit facility and availability to borrow approximately $750.6 million. Approximately $49.4 million was outstanding under the multi-currency revolving credit facility and $355.0 million was outstanding under the term loan facility as of December 31, 2014.

During 2015, the Company designated its €312.0 million ($338.9 million at December 31, 2015) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 for additional information about the net investment hedge.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $217.2 million as of December 31, 2015) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants regarding, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

5 7/8%  Senior Notes

The Company’s $297.4 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11, the Company entered into an interest rate swap in August 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. A weighted average interest rate of 4.53% was applicable from the date of inception of the interest rate swap to December 31, 2015.

Former Convertible Senior Subordinated Notes

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
During the year ended December 31, 2013, holders of the Company’s former 1 1/4% convertible senior subordinated notes’ converted less than $0.1 million of principal amount of the notes. The Company issued 286 shares of its common stock associated with the less than $0.1 million excess conversion value of the notes. The Company reflected the repayment of the principal of the notes totaling less than $0.1 million within “Repurchase or conversion of convertible senior subordinated notes” within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2013.
The following table sets forth the interest expense recognized for the year ended December 31, 2014 relating to the notes’ contractual interest coupon and the interest expense recognized for the year ended December 31, 2013 relating to both the notes’ contractual interest coupon as well as the amortization of the discount on the liability component for the Company’s former 1 1/4% convertible senior subordinated notes (in millions):

	Years Ended December 31,
	2014	2013
1¼% Convertible senior subordinated notes:
Interest expense	$0.9	$11.7

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At December 31, 2015 and 2014, outstanding letters of credit totaled $17.5 million and $18.5 million, respectively.

8.    Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain employees, principally in the United States, the United Kingdom, Germany, Finland, Norway, France, Switzerland and Argentina. The Company also provides certain postretirement health care and life insurance benefits for certain employees, principally in the United States and Brazil.

The Company also maintains an Executive Nonqualified Pension Plan (“ENPP”), which provides certain U.S.-based senior executives with retirement income for a period of 15 years based on a percentage of the average of their highest three non-consecutive years of base salary and bonus during their final ten years of employment (referred to as their “three-year average compensation”), reduced by the senior executive’s social security benefits and 401(k) employer-matching contributions, as if the executive had made the maximum contribution. The benefit paid to the executives ranges from 2.25% to 3.00% of their three-year average compensation multiplied by credited years of service (subject to a maximum of 20 years). Benefits under the ENPP vest if the participant has attained age 50 with at least ten years of service (five years of which include years of participation in the ENPP), but are not payable until the participant reaches age 65. The ENPP is an unfunded, nonqualified defined benefit pension plan.

In 2015, the Company amended its ENPP to (a) limit participation to only those individuals who were participants in the ENPP as of July 31, 2015, (b) add an additional benefit, commencing at the end of the current 15-year benefit period, providing each participant a lifetime annuity in an amount equal to the annual payment during that 15-year period (or an equivalent value if a joint and survivor annuity is selected by the participant), and (c) to make various other administrative changes. The new benefit generally will be available only to participants who retire on or after reaching normal retirement age and otherwise have a vested benefit under the ENPP.

Net annual pension costs for the years ended December 31, 2015, 2014 and 2013 for the Company’s defined benefit pension plans and ENPP are set forth below (in millions):

Pension benefits	2015	2014(1)	2013
Service cost	$18.7	$16.8	$18.0
Interest cost	31.2	37.3	35.4
Expected return on plan assets	(44.4)	(44.5)	(37.6)
Amortization of net actuarial losses	8.0	9.5	14.0
Amortization of prior service cost	0.4	0.8	0.8
Net loss recognized due to settlement	0.2	0.4	0.1
Net gain recognized due to curtailment	—	(0.5)	—
Special termination benefits	0.5	1.3	—
Net annual pension cost	$14.6	$21.0	$30.7
____________________________________

(1)	Rounding may impact summation of amounts.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average assumptions used to determine the net annual pension costs for the Company’s defined benefit pension plans and ENPP for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
All plans:
Weighted average discount rate	3.5%	4.4%	4.3%
Weighted average expected long-term rate of return on plan assets	6.8%	6.9%	6.8%
Rate of increase in future compensation	2.25%-5.0%	2.5-5.0%	2.5-5.0%
U.S.-based plans:
Weighted average discount rate	4.15%	4.75%	3.85%
Weighted average expected long-term rate of return on plan assets(1)	6.0%	7.0%	7.0%
Rate of increase in future compensation(2)	5.0%	5.0%	5.0%
___________________________________

(1)	Applicable for U.S. funded, qualified plans.

(2)	Applicable for U.S. unfunded, nonqualified plan.

Net annual postretirement benefit costs for the years ended December 31, 2015, 2014 and 2013 are set forth below (in millions, except percentages):

Postretirement benefits	2015	2014	2013
Service cost	$—	$0.1	$0.1
Interest cost	1.3	1.6	1.7
Amortization of prior service cost	0.2	0.2	0.2
Amortization of net actuarial losses	0.1	0.1	0.5
Other	—	0.2	—
Net annual postretirement benefit cost	$1.6	$2.2	$2.5
Weighted average discount rate	4.6%	5.3%	4.7%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth reconciliations of the changes in benefit obligation, plan assets and funded status as of December 31, 2015 and 2014 (in millions):

	Pension and ENPP Benefits		Postretirement Benefits
Change in benefit obligation	2015	2014	2015	2014
Benefit obligation at beginning of year	$926.8	$888.2	$29.6	$30.3
Service cost	18.7	16.8	—	0.1
Interest cost	31.2	37.3	1.3	1.6
Plan participants’ contributions	1.2	1.3	—	—
Actuarial (gains) losses	(41.7)	109.6	(1.7)	(0.7)
Amendments	8.3	—	—	—
Settlements	(0.5)	(4.2)	—	—
Curtailments	—	(7.3)	—	—
Benefits paid	(50.8)	(55.9)	(1.2)	(1.6)
Special termination benefits and other	0.5	1.3	—	0.2
Foreign currency exchange rate changes	(49.3)	(60.3)	(0.7)	(0.3)
Benefit obligation at end of year	$844.4	$926.8	$27.3	$29.6

	Pension and ENPP Benefits		Postretirement Benefits

Change in plan assets	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$677.2	$660.7	$—	$—
Actual return on plan assets	5.2	73.7	—	—
Employer contributions	34.0	43.4	1.2	1.6
Plan participants’ contributions	1.2	1.3	—	—
Benefits paid	(50.8)	(55.9)	(1.2)	(1.6)
Settlements	(0.5)	(4.2)	—	—
Foreign currency exchange rate changes	(35.6)	(41.8)	—	—
Fair value of plan assets at end of year	$630.7	$677.2	$—	$—
Funded status	$(213.7)	$(249.6)	$(27.3)	$(29.6)
Unrecognized net actuarial losses	319.0	329.7	1.4	3.3
Unrecognized prior service cost	11.2	3.2	3.6	3.7
Accumulated other comprehensive loss	(330.2)	(332.9)	(5.0)	(7.0)
Net amount recognized	$(213.7)	$(249.6)	$(27.3)	$(29.6)

Amounts recognized in Consolidated Balance Sheets:
Other long-term asset	$0.2	$—	$—	$—
Other current liabilities	(3.5)	(3.3)	(1.5)	(1.5)
Accrued expenses	(2.3)	(5.4)	—	—
Pensions and postretirement health care benefits (noncurrent)	(208.1)	(240.9)	(25.8)	(28.1)
Net amount recognized	$(213.7)	$(249.6)	$(27.3)	$(29.6)

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s ENPP and defined pension and postretirement benefit plans during the years ended December 31, 2015 and 2014 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2013	$(279.4)	$(73.0)	$(206.4)
Net loss recognized due to settlement	0.6	0.2	0.4
Net gain recognized due to curtailment	(0.5)	(0.1)	(0.4)
Net actuarial loss arising during the year	(72.8)	(18.0)	(54.8)
Amortization of prior service cost	1.0	0.4	0.6
Amortization of net actuarial losses	9.6	2.3	7.3
Accumulated other comprehensive loss as of December 31, 2014	$(341.5)	$(88.2)	$(253.3)
Prior service cost arising during the year	(8.3)	(3.6)	(4.7)
Net loss recognized due to settlement	0.3	0.1	0.2
Net actuarial gain arising during the year	4.2	2.1	2.1
Amortization of prior service cost	0.6	0.2	0.4
Amortization of net actuarial losses	8.1	1.8	6.3
Accumulated other comprehensive loss as of December 31, 2015	$(336.6)	$(87.6)	$(249.0)

As of December 31, 2015, the Company’s accumulated other comprehensive loss included net actuarial losses of approximately $319.0 million and net prior service cost of approximately $11.2 million related to the Company’s defined benefit pension plans and ENPP. The estimated net actuarial losses and net prior service cost for the defined benefit pension plans and ENPP expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2016 are approximately $10.7 million and $1.1 million, respectively.

As of December 31, 2015, the Company’s accumulated other comprehensive loss included net actuarial losses of approximately $1.4 million and net prior service cost of approximately $3.6 million related to the Company’s U.S. and Brazilian postretirement health care benefit plans. The estimated net actuarial losses and net prior service cost for postretirement health care benefit plans expected to be amortized from the Company’s accumulated other comprehensive loss during the year ended December 31, 2016 are less than $0.1 million and approximately $0.1 million, respectively.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans, ENPP and other postretirement plans with accumulated benefit obligations in excess of plan assets were $869.2 million, $816.9 million and $627.9 million, respectively, as of December 31, 2015, and $956.4 million, $901.7 million and $677.2 million, respectively, as of December 31, 2014. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S.-based defined benefit pension plans and ENPP with accumulated benefit obligations in excess of plan assets were $112.2 million, $98.4 million and $38.1 million, respectively, as of December 31, 2015, and $102.9 million, $90.2 million and $41.5 million, respectively, as of December 31, 2014. The Company’s accumulated comprehensive loss as of December 31, 2015 reflects a reduction in equity of $335.2 million, net of taxes of $87.1 million, primarily related to the Company’s U.K. pension plan, where the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2015 reflects a reduction in equity of approximately $1.4 million, net of taxes of $0.5 million, related to the Company’s GIMA joint venture. The amount represents 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements during 2015 of approximately $0.1 million. The Company’s accumulated comprehensive loss as of December 31, 2014 reflected a reduction in equity of $339.9 million, net of taxes of $87.6 million, primarily related to the Company’s U.K. pension plan, in which the projected benefit obligation exceeded the plan assets. In addition, the Company’s accumulated comprehensive loss as of December 31, 2014 reflected a reduction in equity of approximately $1.6 million, net of taxes of $0.6 million, related to the Company’s GIMA joint venture. This amount represented 50% of GIMA’s unrecognized net actuarial losses and unrecognized prior service cost associated with its pension plan. In addition, GIMA recognized a net actuarial loss due to settlements during 2014 of approximately $0.2 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average assumptions used to determine the benefit obligation for the Company’s defined benefit pension plans and ENPP as of December 31, 2015 and 2014 are as follows:

	2015	2014
All plans:
Weighted average discount rate	3.6%	3.5%
Rate of increase in future compensation	2.0%-5.0%	2.5-5.0%
U.S.-based plans:
Weighted average discount rate	4.60%	4.15%
Rate of increase in future compensation(1)	5.0%	5.0%
____________________________________

(1)	Applicable for U.S. unfunded, nonqualified plan.

The weighted average discount rate used to determine the benefit obligation for the Company’s postretirement benefit plans for the years ended December 31, 2015 and 2014 was 5.1% and 4.6%, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company used a globally consistent methodology to set the discount rate in the countries where its largest benefit obligations exist. In the United States, the United Kingdom and the Euro Zone, the Company constructed a hypothetical bond portfolio of high-quality corporate bonds and then applied the cash flows of the Company’s benefit plans to those bond yields to derive a discount rate. The bond portfolio and plan-specific cash flows vary by country, but the methodology in which the portfolio is constructed is consistent. In the United States, the bond portfolio is large enough to result in taking a “settlement approach” to derive the discount rate, in which high-quality corporate bonds are assumed to be purchased and the resulting coupon payments and maturities are used to satisfy the Company’s U.S. pension plans’ projected benefit payments. In the United Kingdom and the Euro Zone, the discount rate is derived using a “yield curve approach,” in which an individual spot rate, or zero coupon bond yield, for each future annual period is developed to discount each future benefit payment and, thereby, determine the present value of all future payments. Under the settlement and yield curve approaches, the discount rate is set to equal the single discount rate that produces the same present value of all future payments. Effective January 1, 2016, the Company adopted a spot yield curve to determine the discount rate in the United Kingdom to measure the plan’s service cost and interest cost for the year ended December 31, 2016. Previously, the Company had utilized a single weighted-average discount rate derived from the “yield curve approach” to measure the plan’s benefit obligation, service cost and interest cost. Going forward, the Company has elected to utilize an approach that discounts the individual expected service cost and interest cost cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.

For measuring the expected U.S. postretirement benefit obligation at December 31, 2015, the Company assumed a 7.25% health care cost trend rate for 2016 decreasing to 5.0% by 2025. For measuring the expected U.S. postretirement benefit obligation at December 31, 2014, the Company assumed a 7.0% health care cost trend rate for 2015 decreasing to 5.0% by 2019. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2015, the Company assumed a 12.6% health care cost trend rate for 2016, decreasing to 6.75% by 2026. For measuring the Brazilian postretirement benefit plan obligation at December 31, 2014, the Company assumed a 12.25% health care cost trend rate for 2015, decreasing to 6.45% by 2025. Changing the assumed health care cost trend rates by one percentage point each year and holding all other assumptions constant would have had the following effect to service and interest cost for 2015 and the accumulated postretirement benefit obligation for both the U.S. and Brazilian postretirement plans at December 31, 2015 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on service and interest cost	$0.2	$(0.2)
Effect on accumulated benefit obligation	$3.2	$(2.7)

The Company currently estimates its minimum contributions and benefit payments to its U.S.-based underfunded defined benefit pension plans and unfunded ENPP for 2016 will aggregate approximately $1.1 million. The Company currently estimates its benefit payments for 2016 to its U.S.-based postretirement health care and life insurance benefit plans will aggregate approximately $1.5 million and its benefit payments for 2016 to its Brazilian postretirement health care benefit plans will aggregate approximately less than $0.1 million. The Company currently estimates its minimum contributions for

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

underfunded plans and benefit payments for unfunded plans for 2016 to its non-U.S.-based defined benefit pension plans will aggregate approximately $31.5 million, of which approximately $23.1 million relates to its U.K. pension plan.

During 2015, approximately $51.3 million of benefit payments were made related to the Company’s defined benefit pension plans and ENPP. At December 31, 2015, the aggregate expected benefit payments for the Company’s defined benefit pension plans and ENPP are as follows (in millions):

2016	$48.0
2017	49.5
2018	50.2
2019	50.4
2020	51.5
2021 through 2025	279.5
$529.1

During 2015, approximately $1.2 million of benefit payments were made related to the Company’s U.S. and Brazilian postretirement benefit plans. At December 31, 2015, the aggregate expected benefit payments for the Company’s U.S. and Brazilian postretirement benefit plans are as follows (in millions):

2016	$1.5
2017	1.6
2018	1.7
2019	1.7
2020	1.7
2021 through 2025	9.4
$17.6

Investment Strategy and Concentration of Risk

The weighted average asset allocation of the Company’s U.S. pension benefit plans as of December 31, 2015 and 2014 are as follows:

Asset Category	2015	2014
Large and small cap domestic equity securities	28%	28%
International equity securities	10%	10%
Domestic fixed income securities	44%	42%
Other investments	18%	20%
Total	100%	100%

The weighted average asset allocation of the Company’s non-U.S. pension benefit plans as of December 31, 2015 and 2014 are as follows:

Asset Category	2015	2014
Equity securities	44%	42%
Fixed income securities	36%	38%
Other investments	20%	20%
Total	100%	100%

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company categorizes its pension plan assets into one of three levels based on the assumptions used in valuing the asset. See Note 13 for a discussion of the fair value hierarchy as per the guidance in Accounting Standards Codification 820, “Fair Value Measurements” (“ASC 820”). The Company’s valuation techniques are designed to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses the following valuation methodologies to measure the fair value of its pension plan assets:

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

Alternative Investments: These investments are reported at fair value as determined by the general partner of the alternative investment. The “market approach” valuation technique is used to value investments in these funds. The funds typically are open-end funds as they generally offer subscription and redemption options to investors. The frequency of such subscriptions or redemptions is dictated by each fund’s governing documents. The amount of liquidity provided to investors in a particular fund generally is consistent with the liquidity and risk associated with the underlying portfolio (i.e., the more liquid the investments in the portfolio, the greater the liquidity provided to investors). Liquidity of individual funds varies based on various factors and may include “gates,” “holdbacks” and “side pockets” imposed by the manager of the fund, as well as redemption fees that may also apply. Investments in these funds typically are valued utilizing the net asset valuations provided by their underlying investment managers, general partners or administrators. The funds consider subscription and redemption rights, including any restrictions on the disposition of the interest, in its determination of the fair value.

Insurance Contracts: Insurance contracts are valued using current prevailing interest rates.

The fair value of the Company’s pension assets as of December 31, 2015 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$129.0	$129.0	$—	$—
Non-U.S. equities	3.9	3.9	—	—
U.K. equities	124.8	124.8	—	—
U.S. large cap equities	7.1	7.1	—	—
U.S. small cap equities	3.6	3.6	—	—
Total equity securities	268.4	268.4	—	—
Fixed income:
Aggregate fixed income	16.8	16.8	—	—
International fixed income	204.8	204.8	—	—
Total fixed income share(1)	221.6	221.6	—	—
Cash and equivalents:
Cash	7.4	—	7.4	—
Total cash and equivalents	7.4	—	7.4	—
Alternative investments(2)	111.6	—	—	111.6
Miscellaneous funds(3)	21.7	—	—	21.7
Total assets	$630.7	$490.0	$7.4	$133.3
______________________________________

(1)	45% of “fixed income” securities are in investment-grade corporate bonds; 32% are in government treasuries; and 23% are in other various fixed income securities.

(2)
34% of “alternative investments” are in long-short equity funds; 26% are in event-driven funds; 13% are in relative value funds; 13% are in credit funds; 12% are distributed in hedged and non-hedged funds; and 2% are in multi-strategy funds.

(3)	“Miscellaneous funds” is comprised of insurance contracts in Finland, Norway and Switzerland.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of Level 3 assets as of December 31, 2015 (in millions):

	Total	Alternative Investments	Miscellaneous Funds
Beginning balance as of December 31, 2014	$147.1	$124.3	$22.8
Actual return on plan assets:
(a) Relating to assets still held at reporting date	(0.6)	(2.2)	1.6
(b) Relating to assets sold during period	—	—	—
Purchases, sales and /or settlements	(4.5)	(4.3)	(0.2)
Foreign currency exchange rate changes	(8.7)	(6.2)	(2.5)
Ending balance as of December 31, 2015	$133.3	$111.6	$21.7

The fair value of the Company’s pension assets as of December 31, 2014 is as follows (in millions):

	Total	Level 1	Level 2	Level 3
Equity securities:
Global equities	$135.9	$135.9	$—	$—
Non-U.S. equities	4.3	4.3	—	—
U.K. equities	122.8	122.8	—	—
U.S. large cap equities	7.1	7.1	—	—
U.S. small cap equities	4.5	4.5	—	—
Total equity securities	274.6	274.6	—	—
Fixed income:
Aggregate fixed income	17.5	17.5	—	—
International fixed income	230.5	230.5	—	—
Total fixed income share(1)	248.0	248.0	—	—
Cash and equivalents:
Cash	7.5	—	7.5	—
Total cash and equivalents	7.5	—	7.5	—
Alternative investments(2)	124.3	—	—	124.3
Miscellaneous funds(3)	22.8	—	—	22.8
Total assets	$677.2	$522.6	$7.5	$147.1
_______________________________________

(1)	39% of “fixed income” securities are in government treasuries; 37% are in investment-grade corporate bonds; and 24% are in other various fixed income securities.

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

The investment strategy for the plans’ portfolio of assets balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the pension fund investments in an effort to accomplish the plans’ funding objectives. The overall investment strategy for the U.S.-based pension plans is to achieve a mix of approximately 15% of assets for the near-term benefit payments and 85% for longer-term growth. The overall U.S. pension funds invest in a broad diversification of asset types. The Company’s U.S. target allocation of retirement fund investments is 30% large- and small-cap domestic equity securities, 12% international equity securities, 44% broad fixed income securities and 14% in alternative investments. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 6.0%. The overall investment strategy for the non-U.S. based pension plans is to achieve a mix of approximately 30% of assets for the near-term benefit payments and 70% for longer-term growth. The overall non-U.S. pension funds invest in a broad diversification of asset types. The Company’s non-U.S. target allocation of retirement fund investments at December 31, 2015 was 45% equity securities, 35% broad fixed income investments and 20% in alternative investments. The majority of the Company’s non-U.S. pension fund investments are related to the Company’s pension plan in the United Kingdom. The Company has noted that over very long periods, this mix of investments would achieve an average return of approximately 7.25%. In arriving at the choice of an expected return assumption of 7.0% for its U.K.-based plans for the year ended December 31, 2016, the Company has tempered this historical indicator with lower expectations for returns and equity investment in the future as well as the administrative costs of the plans.

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

The Company maintains separate defined contribution plans covering certain employees, primarily in the United States, the United Kingdom and Brazil. Under the plans, the Company contributes a specified percentage of each eligible employee’s compensation. The Company contributed approximately $12.0 million, $13.3 million and $13.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    Stockholders’ Equity

Common Stock

At December 31, 2015, the Company had 150,000,000 authorized shares of common stock with a par value of $0.01 per share, with approximately 83,814,809 shares of common stock outstanding and approximately 4,311,886 shares reserved for issuance under the Company’s 2006 Long-Term Incentive Plan (the “2006 Plan”) (Note 10).

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

During 2015, the Company entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $287.5 million of shares of the Company’s common stock. The Company received approximately 5,541,930 shares during the year ended December 31, 2015 related to these ASR agreements. During 2014, the Company entered into ASR agreements with a financial institution to repurchase an aggregate of $415.0 million of shares of the Company’s common stock. The Company received approximately 8,248,183 shares during the year ended December 31, 2014 related to these ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

During 2014, through open market transactions, the Company repurchased 1,818,139 shares of its common stock for approximately $84.7 million at an average price paid of $46.60 per share. During 2013, through open market transactions, the Company repurchased less than 0.1 million shares of its common stock for approximately $1.0 million at an average price paid of $49.34 per share. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

As of December 31, 2015, the remaining amount authorized to be repurchased is approximately $244.2 million.

During 2016, the Company entered into an ASR agreement with a financial institution to repurchase an aggregate of $60.0 million shares of the Company’s common stock. The Company received approximately 974,619 shares to date in this transaction. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed-upon discount. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock or, under certain circumstances, be required to remit a settlement amount. The Company expects that additional shares will be received by the Company upon final settlement of its current ASR agreement, which expires during the second quarter of 2016. All shares received under the ASR agreement discussed above were retired upon receipt and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Consolidated Balance Sheets.

Dividends

On January 24, 2013, the Company’s Board of Directors approved the initiation of quarterly cash dividends to its stockholders. A quarterly dividend of $0.10 per common share was paid to each of the Company’s stockholders during 2013. On January 24, 2014, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.10 per common share to $0.11 per common share beginning in the first quarter of 2014. On January 22, 2015, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.11 per common share to $0.12 per common share beginning in the first quarter of 2015. On January 28, 2016, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.12 per common share to $0.13 per common share beginning the first quarter of 2016.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2015 and 2014 (in millions):

	Defined Benefit Pension Plans	Cumulative Translation Adjustment	Deferred Net Gains (Losses) on Derivatives	Total
Accumulated other comprehensive loss, December 31, 2013	$(206.4)	$(304.1)	$(0.2)	$(510.7)
Other comprehensive loss before reclassifications	(54.8)	(349.0)	(1.4)	(405.2)
Net losses reclassified from accumulated other comprehensive loss	7.9	—	1.5	9.4
Other comprehensive (loss) income, net of reclassification adjustments	(46.9)	(349.0)	0.1	(395.8)
Accumulated other comprehensive loss, December 31, 2014	(253.3)	(653.1)	(0.1)	(906.5)
Other comprehensive loss before reclassifications	(2.4)	(556.1)	(4.6)	(563.1)
Net losses reclassified from accumulated other comprehensive loss	6.7	—	2.7	9.4
Other comprehensive income (loss), net of reclassification adjustments	4.3	(556.1)	(1.9)	(553.7)
Accumulated other comprehensive loss, December 31, 2015	$(249.0)	$(1,209.2)	$(2.0)	$(1,460.2)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the years ended December 31, 2015 and 2014 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Consolidated Statements of Operations
	Year ended December 31, 2015 (1)	Year ended December 31, 2014 (1)
Derivatives:
Net losses on foreign currency contracts	$2.6	$1.4	Cost of goods sold
Net losses on interest rate swap contracts	0.5	—	Interest expense, net
Reclassification before tax	3.1	1.4
	(0.4)	0.1	Income tax provision
Reclassification net of tax	$2.7	$1.5

Defined benefit pension plans:
Amortization of net actuarial losses	$8.1	$9.6	(2)
Amortization of prior service cost	0.6	1.0	(2)
Reclassification before tax	8.7	10.6
	(2.0)	(2.7)	Income tax provision
Reclassification net of tax	$6.7	$7.9

Net losses reclassified from accumulated other comprehensive loss	$9.4	$9.4
____________________________________

(1)	Losses included within the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively.

(2)
These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 8 to the Company’s Consolidated Financial Statements.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    Stock Incentive Plan

Under the 2006 Plan, up to 10,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, stock options, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Long-Term Incentive Plan and Related Performance Awards

The Company’s primary long-term incentive plan is a performance share plan that provides for awards of shares of the Company’s common stock based on achieving financial targets, such as targets for earnings per share, return on invested capital and operating margin, as determined by the Company’s Board of Directors. The stock awards under the 2006 Plan are earned over a performance period, and the number of shares earned is determined based on the cumulative or average results for the specified period, depending on the measurement. Performance periods for the Company’s primary long-term incentive plan are consecutive and overlapping three-year cycles, and performance targets are set at the beginning of each cycle. The primary long-term incentive plan provides for participants to earn 33% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Awards earned under the 2006 Plan are paid in shares of common stock at the end of each performance period. The compensation expense associated with these awards is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned.

Compensation expense recorded during 2015, 2014 and 2013 with respect to awards granted was based upon the stock price as of the grant date. The weighted average grant-date fair value of performance awards granted under the 2006 Plan during 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value	$45.54	$53.87	$51.51

During 2015, the Company granted 861,686 performance awards related to varying performance periods. The awards granted assume the maximum target or target level of performance is achieved, as applicable.

Performance award transactions during 2015 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan:

Shares awarded but not earned at January 1	2,481,767
Shares awarded	861,686
Shares forfeited or unearned	(1,894,057)
Shares earned	—
Shares awarded but not earned at December 31	1,449,396

The 2006 Plan allows for the participant to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the participant’s statutory minimum federal, state and employment taxes which would be payable at the time of grant. Based on the level of performance achieved as of December 31, 2015, no shares were earned or issued. Based on the level of performance achieved as of December 31, 2014, the following shares were earned under the 2012-2014 performance period and issued in the subsequent year, net of shares withheld for taxes related to the earned award:

Year Ended December 31, 2014
Shares earned at year-end	286,804
Shares withheld for taxes on the earned awards	113,334
Shares issued subsequent to year-end, net	173,470

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $10.1 million, and the weighted average period over which it is expected to be recognized is approximately two years. This estimate is based on the current projected levels of performance of outstanding awards. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Restricted Stock Units

During the year ended December 31, 2015, the Company granted 144,398 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. Dividends will accrue on all unvested grants until the end of each vesting date within this grant’s three-year requisite service period. In January 2016, the Company amended its RSU award agreement such that dividends will not accrue on unvested grants over the requisite service period on all future RSU grants. The compensation expense associated with these awards is being amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the year ended December 31, 2015 was $44.03. RSU transactions during the year ended December 31, 2015 were as follows:

Shares awarded but not vested at January 1	—
Shares awarded	144,398
Shares forfeited	(7,002)
Shares vested	—
Shares awarded but not vested at December 31	137,396

As of December 31, 2015, the total compensation cost related to the unvested RSUs not yet recognized was approximately $4.2 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock-settled Appreciation Rights

In addition to the performance share plans, certain executives and key managers are eligible to receive grants of SSARs. The SSARs provide a participant with the right to receive the aggregate appreciation in stock price over the market price of the Company’s common stock at the date of grant, payable in shares of the Company’s common stock. The participant may exercise his or her SSARs at any time after the grant is vested but no later than seven years after the date of grant. The SSARs vest ratably over a four-year period from the date of grant. SSAR award grants made to certain executives and key managers under the 2006 Plan are made with the base price equal to the price of the Company’s common stock on the date of grant. The Company recorded stock compensation expense of approximately $5.0 million, $5.2 million and $4.7 million associated with SSAR award grants during 2015, 2014 and 2013, respectively. The compensation expense associated with these awards is being amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option pricing model.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option model were as follows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value	$7.41	$13.11	$21.10
Weighted average assumptions under Black-Scholes option model:
Expected life of awards (years)	3.0	3.0	5.5
Risk-free interest rate	0.9%	0.9%	0.9%
Expected volatility	25.9%	35.7%	50.3%
Expected dividend yield	1.1%	0.8%	0.8%

SSAR transactions during the year ended December 31, 2015 were as follows:

SSARs outstanding at January 1	1,220,824
SSARs granted	325,200
SSARs exercised	(75,850)
SSARs canceled or forfeited	(150,263)
SSARs outstanding at December 31	1,319,911
SSAR price ranges per share:
Granted	$43.88
Exercised	21.45 - 52.94
Canceled or forfeited	43.88 - 56.98
Weighted average SSAR exercise prices per share:
Granted	$43.88
Exercised	27.01
Canceled or forfeited	54.75
Outstanding at December 31	49.56

At December 31, 2015, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of December 31, 2015, the total compensation cost related to unvested SSARs not yet recognized was approximately $5.9 million and the weighted-average period over which it is expected to be recognized is approximately two years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2015:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2015	Weighted Average Exercise Price
$32.01 - $43.88	429,025	4.8	$41.25	112,650	$33.86
$47.89 - $63.64	890,886	3.9	$53.56	497,490	$53.09
	1,319,911			610,140	$49.54

The total fair value of SSARs vested during 2015 was approximately $4.2 million. There were 709,771 SSARs that were not vested as of December 31, 2015. The total intrinsic value of outstanding and exercisable SSARs as of December 31, 2015 was $1.8 million and $1.3 million, respectively. The total intrinsic value of SSARs exercised during 2015 was approximately $1.8 million.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of RSU awards under the 2006 Plan was approximately $0.7 million for the year ended December 31, 2015. The shortfall in tax benefit realized for tax deductions in the United States related to the exercise of SSARs and vesting of performance awards under the 2006 Plan was approximately $0.2 million for the year ended December 31, 2014. The excess tax benefit realized for tax deductions in the United States related to the exercise of SSARs, vesting of performance awards under the 2006 Plan, and exercise of stock options under the Company’s 1991 Stock Option Plan was approximately $11.4 million for the year ended December 31, 2013. The Company realized an insignificant tax benefit from the exercise of SSARs, vesting of performance awards, vesting of RSU awards and exercise of stock options in certain foreign jurisdictions during the years ended December 31, 2015, 2014 and 2013.

On January 26, 2016, the Company granted 334,199 performance award shares (subject to the Company achieving future target levels of performance), 296,200 SSARs and 138,975 of restricted stock units under the 2006 Plan.

Director Restricted Stock Grants

Pursuant to the 2006 Plan, all non-employee directors receive annual restricted stock grants of the Company’s common stock. All restricted stock grants made to the Company’s directors prior to April 24, 2014 were restricted as to transferability for a period of three years. Effective April 24, 2014, the shares granted on that date and all future grants made to the Company’s directors are restricted as to transferability for a period of one year. In the event a director departs from the Company’s Board of Directors, the non-transferability period expires immediately. The plan allows each director to have the option of forfeiting a portion of the shares awarded in lieu of a cash payment contributed to the participant’s tax withholding to satisfy the statutory minimum federal, state and employment taxes that would be payable at the time of grant. The 2015 grant was made on April 23, 2015 and equated to 22,095 shares of common stock, of which 15,711 shares of common stock were issued, after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during 2015 associated with these grants.

As of December 31, 2015, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 4,311,886 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

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

Foreign Currency Risk and Interest Rate Risk

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

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company uses floating rate and fixed rate debt to finance its operations. The floating rate debt obligations expose the Company to variability in interest payments due to changes in the EURIBOR and LIBOR benchmark interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments, and to meet that objective, the Company periodically enters into interest rate swaps to manage the interest rate risk associated with the Company’s borrowings. The Company designates interest rate contracts used to convert the interest rate exposure on a portion of the Company’s debt portfolio from a floating rate to a fixed rate as cash flow hedges, while those contracts converting the Company’s interest rate exposure from a fixed rate to a floating rate are designated as fair value hedges.

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

Derivative Transactions Designated as Hedging Instruments

Foreign Currency Contracts

During 2015, 2014 and 2013, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified to cost of goods sold during the years ended December 31, 2015, 2014 and 2013 was approximately $2.4 million, $1.5 million and $0.5 million, respectively, on an after-tax basis. The amount of the unrealized loss recorded to other comprehensive loss related to the outstanding cash flow hedges as of December 31, 2015, 2014 and 2013 was less than $0.1 million, and approximately $0.1 million and $0.2 million, respectively, on an after-tax basis. As of December 31, 2015, there were no outstanding foreign currency cash flow hedge contracts. As of December 31, 2014, the Company had outstanding foreign currency contracts with a notional amount of approximately $23.8 million that were entered into to hedge forecasted sale and purchase transactions.

Interest Rate Swap Contracts

Cash Flow Hedge

During 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $338.9 million at December 31, 2015) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in other comprehensive loss. These amounts are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expense on the Company’s floating rate term loan facility affects earnings. For the year ended December 31, 2015, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $2.0 million, which was recorded in other comprehensive loss. The amount of the net loss recorded in other comprehensive loss that was reclassified into “Interest expense, net” during the year ended December 31, 2015 was approximately $0.3 million, on an after-tax basis. There was no ineffectiveness during the year ended December 31, 2015.

Fair Value Hedge

During 2015, the Company entered into an interest rate swap instrument with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of the Company’s 5 7/8% senior notes (Note 7). Under the interest rate swap, the Company pays a floating interest rate based on the three-month LIBOR plus a spread of 4.14% (or a weighted average interest rate of 4.53% from the date of inception of the interest rate swap to December 31, 2015) and the counterparty to the agreement pays a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap are recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes.

For the year ended December 31, 2015, the Company recorded unrealized gains on the hedged debt of approximately $2.6 million in “Interest expense, net” in the Consolidated Statements of Operations. The unrealized losses of approximately $2.6 million on the related interest rate swap instrument offset such unrealized gains, and were also recorded in “Interest expense, net” in the Consolidated Statements of Operations.

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the years ended December 31, 2015, 2014 and 2013 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net gains as of December 31, 2012	$1.1	$0.4	$0.7
Net changes in fair value of derivatives	(2.1)	(0.7)	(1.4)
Net losses reclassified from accumulated other comprehensive loss into income	0.7	0.2	0.5
Accumulated derivative net losses as of December 31, 2013	(0.3)	(0.1)	(0.2)
Net changes in fair value of derivatives	(1.3)	0.1	(1.4)
Net losses reclassified from accumulated other comprehensive loss into income	1.4	(0.1)	1.5
Accumulated derivative net losses as of December 31, 2014	(0.2)	(0.1)	(0.1)
Net changes in fair value of derivatives	(6.2)	(1.6)	(4.6)
Net losses reclassified from accumulated other comprehensive loss into income	3.1	0.4	2.7
Accumulated derivative net losses as of December 31, 2015	$(3.3)	$(1.3)	$(2.0)

Net Investment Hedges

The Company uses non-derivative and, from time to time, derivative instruments, to hedge a portion of its net investment in foreign operations against adverse movements in exchange rates. The Company measures ineffectiveness on these derivatives based on changes in forward rates.

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

During 2015, the Company designated its €312.0 million (or approximately $338.9 million at December 31, 2015) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. For the year ended December 31, 2015, approximately $7.5 million

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of foreign currency gains were included in the cumulative translation adjustment component of accumulated other comprehensive loss.

There was no ineffectiveness with respect to the net investment hedge discussed above during the year ended December 31, 2015.

Derivative Transactions Not Designated as Hedging Instruments

During 2015, 2014 and 2013, the Company entered into foreign currency contracts to hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of December 31, 2015 and 2014, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,533.9 million and $1,810.5 million, respectively, that were entered into to hedge receivables and payables that are denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the years ended December 31, 2015, 2014 and 2013, the Company recorded a net loss of approximately $67.3 million and $2.3 million, and a net gain of approximately $9.5 million, respectively, related to these contracts within “Other expense, net” in the Company’s Consolidated Statements of Operations. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

The table below sets forth the fair value of derivative instruments as of December 31, 2015 (in millions):

	Asset Derivatives as of December 31, 2015		Liability Derivatives as of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent liabilities	$5.9
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	4.8	Other current liabilities	7.9
Total derivative instruments		$4.8		$13.8

The table below sets forth the fair value of derivative instruments as of December 31, 2014 (in millions):

	Asset Derivatives as of December 31, 2014		Liability Derivatives as of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.2
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	11.3	Other current liabilities	20.3
Total derivative instruments		$11.3		$20.5

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    Commitments and Contingencies

The future payments required under the Company’s significant commitments, excluding indebtedness, as of December 31, 2015 are as follows (in millions):

	Payments Due By Period
	2016	2017	2018	2019	2020	Thereafter	Total
Interest payments related to indebtedness(1)	$52.2	$20.2	$17.4	$15.6	$13.4	$9.9	$128.7
Capital lease obligations	2.1	0.9	0.4	—	—	—	3.4
Operating lease obligations	50.2	33.5	24.9	12.6	10.1	43.0	174.3
Unconditional purchase obligations(2)	71.1	10.5	6.0	0.1	—	—	87.7
Other short-term and long-term obligations(3)	95.4	37.1	45.9	40.8	40.7	109.7	369.6
Total contractual cash obligations	$271.0	$102.2	$94.6	$69.1	$64.2	$162.6	$763.7
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

	Amount of Commitment Expiration Per Period
	2016	2017	2018	2019	2020	Thereafter	Total
Guarantees	$63.2	$2.7	$1.6	$0.7	$0.1	$—	$68.3

Off-Balance Sheet Arrangements

Guarantees

The Company maintains a remarketing agreement with its U.S. finance joint venture, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with its U.S. finance joint venture, AGCO Finance LLC, which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations, due to the fair value of the underlying equipment.

At December 31, 2015, the Company guaranteed indebtedness owed to third parties of approximately $68.3 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2020. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

At December 31, 2015, the Company had outstanding non-designated foreign exchange contracts with a gross notional amount of approximately $1,533.9 million, and there were no outstanding designated foreign exchange contracts as of December 31, 2015.

The Company sells a majority of its wholesale accounts receivable in North America and Europe to the Company’s U.S., Canadian and European finance joint ventures, and a portion of its wholesale accounts receivable to its finance joint venture in Brazil. The Company also sells certain accounts receivable under factoring arrangements to financial institutions

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

around the world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Total lease expense under noncancelable operating leases was $77.2 million, $91.4 million and $83.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contingencies

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through December 31, 2015, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $33.2 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

The Company enters into foreign currency and interest rate swap contracts. The fair values of the Company’s derivative instruments are determined using discounted cash flow valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these discounted cash flow valuation models for derivative instruments include the applicable exchange rates, forward rates or interest rates. Such models used for option contracts also use implied volatility. See Note 11 for a discussion of the Company’s derivative instruments and hedging activities.

The Company’s trading securities consist of foreign-based government bonds. The fair value of the Company’s investments in trading securities classified as Level 2 are priced using nonbinding market prices that are corroborated by observable by market data.

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are summarized below (in millions):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$4.8	$—	$4.8
Derivative liabilities	$—	$13.8	$—	$13.8
Long-term debt	$—	$297.4	$—	$297.4
Trading securities	$—	$6.6	$—	$6.6

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$11.3	$—	$11.3
Derivative liabilities	$—	$20.5	$—	$20.5

Cash and cash equivalents, accounts and notes receivable, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan, credit facility and 1.056% senior term loan (Note 7) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At December 31, 2014, the estimated fair value of the Company’s 5 7/8% senior notes (Note 7), based on its listed market value, was $337.6 million, compared to its carrying value of $300.0 million.

14.    Related Party Transactions

Rabobank, a financial institution based in the Netherlands, is a 51% owner in the Company’s finance joint ventures, which are located in the United States, Canada, Europe, Brazil, Argentina and Australia. Rabobank is also the principal agent and participant in the Company’s revolving credit facility (Note 7). The majority of the assets of the Company’s finance joint ventures represents finance receivables. The majority of the liabilities represents notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint venture companies, primarily through lines of credit. During both 2015 and 2014, the Company did not make additional investments in its finance joint ventures. During 2013, the Company made a total of approximately $15.5 million of additional investments in its finance joint ventures in Germany and the Netherlands, primarily related to additional capital required as a result of increased retail finance portfolios during 2013.

The Company’s finance joint ventures provide retail financing and wholesale financing to its dealers. The terms of the financing arrangements offered to the Company’s dealers are similar to arrangements the finance joint ventures provide to unaffiliated third parties. In addition, the Company transfers, on an ongoing basis, a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures (Note 4). During 2015, the Company entered into an accounts receivable sales agreement that permits the sale, on an ongoing basis, of a portion of its wholesale receivables in Brazil to its Brazilian finance joint venture. The Company maintains a remarketing agreement with its U.S. finance joint venture (Note 12). In addition, as part of sales incentives provided to end users, the Company may from time to time subsidize interest rates of retail financing provided by its finance joint ventures. The cost of those programs is recognized at the time of sale to the Company’s dealers.

Tractors and Farm Equipment Limited (“TAFE”), in which the Company holds a 23.75% interest, manufactures Massey Ferguson-branded equipment primarily in India and also supplies tractors and components to the Company for sale in other markets. Mallika Srinivasan, who is the Chairman and Chief Executive Officer of TAFE, is currently a member of the Company’s Board of Directors. As of December 31, 2015, TAFE owned 12,150,152 shares of the Company’s common stock. The Company and TAFE are parties to an agreement pursuant to which, among other things, TAFE has agreed not to purchase in excess of 12,170,290 shares of the Company’s common stock, subject to certain adjustments, and the Company has agreed to annually nominate a TAFE representative to its Board of Directors. During 2015, 2014 and 2013, the Company purchased approximately $129.2 million, $149.0 million and $90.7 million, respectively, of tractors and components from TAFE. During 2015, 2014 and 2013, the Company sold approximately $2.2 million, $2.1 million and $0.8 million, respectively, of parts to

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TAFE. The Company received dividends from TAFE of approximately $1.7 million, $1.8 million and $1.6 million during 2015, 2014 and 2013, respectively.

During 2015, 2014 and 2013, the Company paid approximately $3.0 million, $3.4 million and $3.3 million, respectively, to PPG Industries, Inc. for painting materials used in the Company’s manufacturing processes. The Company’s Chairman, President and Chief Executive Officer is currently a member of the board of directors of PPG Industries, Inc.

15.    Segment Reporting

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the years ended December 31, 2015, 2014 and 2013 based on the Company’s current reportable segments are as follows (in millions):

Years Ended December 31,	North America	South America	Europe/Africa/ Middle East	Asia/Pacific	Consolidated
2015
Net sales	$1,965.0	$949.0	$4,151.3	$402.0	$7,467.3
Income (loss) from operations	123.4	34.4	416.7	(27.6)	546.9
Depreciation	62.7	20.9	122.4	11.4	217.4
Assets	943.7	490.0	1,757.2	346.3	3,537.2
Capital expenditures	48.6	28.6	100.8	33.4	211.4
2014
Net sales	$2,414.2	$1,663.4	$5,158.5	$487.6	$9,723.7
Income (loss) from operations	219.2	134.0	500.2	(11.5)	841.9
Depreciation	60.1	26.5	138.7	14.1	239.4
Assets	1,026.9	719.8	2,036.0	353.8	4,136.5
Capital expenditures	70.9	45.6	136.3	48.7	301.5
2013
Net sales	$2,757.8	$2,039.7	$5,481.5	$507.9	$10,786.9
Income from operations	325.9	212.7	558.2	0.5	1,097.3
Depreciation	51.4	24.6	126.6	9.0	211.6
Assets	1,002.8	773.5	2,368.9	289.5	4,434.7
Capital expenditures	73.4	66.4	204.5	47.5	391.8

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	2015	2014	2013
Segment income from operations	$546.9	$841.9	$1,097.3
Corporate expenses	(109.2)	(117.7)	(116.2)
Stock compensation (expense) credit	(11.6)	9.7	(32.6)
Restructuring and other infrequent expenses	(22.3)	(46.4)	—
Amortization of intangibles	(42.7)	(41.0)	(47.8)
Consolidated income from operations	$361.1	$646.5	$900.7

Segment assets	$3,537.2	$4,136.5	$4,434.7
Cash and cash equivalents	426.7	363.7	1,047.2
Receivables from affiliates	70.1	108.4	124.3
Investments in affiliates	392.9	424.1	416.1
Deferred tax assets, other current and noncurrent assets	452.2	589.5	629.2
Intangible assets, net	507.7	553.8	565.6
Goodwill	1,114.5	1,192.8	1,178.7
Consolidated total assets	$6,501.3	$7,368.8	$8,395.8

Net sales by customer location for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	2015	2014	2013
Net sales:
United States	$1,624.0	$1,985.4	$2,216.5
Canada	233.6	333.9	419.4
Germany	913.2	1,240.0	1,301.0
France	762.6	828.4	1,136.8
United Kingdom and Ireland	414.5	490.8	471.8
Finland and Scandinavia	637.0	808.4	828.5
Other Europe	1,077.7	1,376.0	1,422.6
South America	932.3	1,646.2	2,018.5
Middle East and Africa	346.4	414.9	320.7
Asia	201.0	253.6	293.1
Australia and New Zealand	201.1	234.1	214.8
Mexico, Central America and Caribbean	123.9	112.0	143.2
	$7,467.3	$9,723.7	$10,786.9

Net sales by product for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	2015	2014	2013
Net sales:
Tractors	$4,244.1	$5,566.8	$6,491.1
Replacement parts	1,204.4	1,390.1	1,349.1
Other machinery	629.6	875.3	1,001.0
Grain storage and protein production systems	766.2	851.0	771.9
Combines	331.9	581.0	652.8
Application equipment	291.1	459.5	521.0
	$7,467.3	$9,723.7	$10,786.9

AGCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, plant and equipment and amortizable intangible assets by country as of December 31, 2015 and 2014 was as follows (in millions):

	2015	2014
United States	$619.0	$666.7
Finland	165.2	192.5
Germany	369.2	420.8
Brazil	143.6	204.1
Italy	88.3	101.8
China	150.0	138.7
France	68.3	83.2
Other	165.9	187.4
	$1,769.5	$1,995.2

16.    Subsequent Event

On February 2, 2016, the Company acquired Tecno Poultry Equipment S.p.A (“Tecno”) for approximately €53.5 million (or approximately $58.4 million). Tecno, headquartered in Marsango di Campo San Martino, Italy, manufactures and supplies poultry housing and related products, including egg collection equipment and trolley feeding systems. The acquisition was financed through the Company’s credit facility (Note 7). The Company will allocate the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, goodwill and certain identifiable intangible assets.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. In assessing the effectiveness of the Company’s internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).”

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the criteria referred to above.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements for the year ended December 31, 2015. KPMG LLP's report on internal control over financial reporting is set forth below.

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

We have audited AGCO Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AGCO Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AGCO Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGCO Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Atlanta, Georgia
February 26, 2016

Item 9B.    Other Information

None.

PART III
The information called for by Items 10, 11, 12, 13 and 14, if any, will be contained in our Proxy Statement for the 2016 Annual Meeting of Stockholders which we intend to file in March 2016.

Item 10        Directors, Executive Officers and Corporate Governance

The information with respect to directors and committees required by this Item set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the sections entitled “Election of Directors” and “Board of Directors and Corporate Governance” is incorporated herein by reference. The information with respect to executive officers required by this Item set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the sections entitled “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information under the heading “Available Information” set forth in Part I of this Form 10-K is incorporated herein by reference. The code of conduct referenced therein applies to our principal executive officer, principal financial officer, principal accounting officer and controller and the persons performing similar functions.

Item 11.        Executive Compensation

The information with respect to executive compensation and its establishment required by this Item set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the sections entitled “Board of Directors and Corporate Governance,” “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Awards Under the Plans	Weighted-Average Exercise Price of Outstanding Awards Under the Plans	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	2,906,703	$48.77	4,311,886
Equity compensation plans not approved by security holders	—	—	—
Total	2,906,703	$48.77	4,311,886

(b)	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the section entitled “Principal Holders of Common Stock” is incorporated herein by reference.

Item 13.        Certain Relationships and Related Party Transactions, and Director Independence

The information required by this Item set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the section entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item set forth in our 2016 Proxy Statement for the Annual Meeting of Stockholders in the sections entitled “Audit Committee Report” and “Board of Directors and Corporate Governance” is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by Reference are AGCO Corporation
3.1	Certificate of Incorporation	June 30, 2002, Form 10-Q, Exhibit 3.1
3.2	By-Laws	December 10, 2014, Form 8-K, Exhibit 3.1
4.1	Indenture dated as of December 5, 2011	December 6, 2011, Form 8-K, Exhibit 4.1
10.1	2006 Long-Term Incentive Plan*	January 22, 2015, Form 8-K, Exhibit 10.1
10.2	Form of Non-Qualified Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.2
10.3	Form of Incentive Stock Option Award Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.3
10.4	Form of Stock Appreciation Rights Agreement*	March 31, 2006, Form 10-Q, Exhibit 10.4
10.5	Form of Restricted Stock Units Agreement*	January 26, 2016, Form 8-K, Exhibit 10.1
10.6	Form of Performance Share Award*	March 31, 2006, Form 10-Q, Exhibit 10.6
10.7	Amended and Restated Management Incentive Plan*	March 25, 2013, Form DEF14A, Appendix A
10.8	Amended and Restated Executive Nonqualified Pension Plan*	October 2, 2015, Form 8-K, Exhibit 99.1
10.9	Executive Nonqualified Defined Contribution Plan*	Filed herewith
10.10	Employment and Severance Agreement with Martin Richenhagen*	December 31, 2009, Form 10-K, Exhibit 10.12
10.11	Employment and Severance Agreement with Andrew H. Beck*	March 31, 2010, Form 10-Q, Exhibit 10.2
10.12	Employment and Severance Agreement with Gary L. Collar*	June 30, 2008, Form 10-Q, Exhibit 10.6
10.13	Employment and Severance Agreement with Rob Smith*	Filed herewith
10.14	Employment and Severance Agreement with Hans-Bernd Veltmaat*	December 31, 2009, Form 10-K, Exhibit 10.17

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation by References are AGCO Corporation
10.15	Credit Agreement dated as of May 2, 2011	June 30, 2011, Form 10-Q, Exhibit 10.1
10.16	Debt Agreement dated December 18, 2014	December 31, 2014, Form 10-K, Exhibit 10.15
10.17	Amended and Restated Credit Agreement dated as of June 30, 2014	June 30, 2014, Form 10-Q, Exhibit 10.1; June 30, 2015, Form 10-Q, Exhibit 10.1
10.18	U.S. Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.1; June 30, 2013, Form 10-Q, Exhibit 10.1
10.19	Amendment No. 2 to U.S. Receivables Purchase Agreement, dated February 16, 2016	Filed herewith
10.20	Canadian Receivables Purchase Agreement, dated December 22, 2009	December 23, 2009, Form 8-K, Exhibit 10.2; June 30, 2013, Form 10-Q, Exhibit 10.2
10.21	European Receivables Transfer Agreement, dated October 13, 2006	September 30, 2006, Form 10-Q, Exhibit 10.1; December 31, 2009, Form 10-K, Exhibit 10.21; June 30, 2010, Form 10-Q, Exhibit 10.1
10.22	French Receivables Purchase Agreement, dated February 19, 2010	December 31, 2009, Form 10-K, Exhibit 10.22
10.23	Letter Agreement, dated November 5, 2015, between AGCO International GmbH and TAFE International LLC, Turkey and Tractors and Farm Equipment Limited	September 30, 2015, Form 10-Q, Exhibit 10.1
10.24	Letter Agreement, dated August 29, 2014, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.1
10.25	Farm and Machinery Distributor Agreement, dated January 1, 2012, between AGCO International GmbH and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.2
10.26	Letter Agreement, dated August 3, 2007, between AGCO Corporation and Tractors and Farm Equipment Limited	September 4, 2014, Form 8-K, Exhibit 10.3
10.27	Consultancy Agreement, dated December 8, 2014, between AGCO Do Brasil Comércio E Industria Ltda and André Carioba	December 10, 2014, Form 8-K, Exhibit 10.1
10.28	Current Director Compensation	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of Martin Richenhagen	Filed herewith
31.2	Certification of Andrew H. Beck	Filed herewith
32.1	Certification of Martin Richenhagen and Andrew H. Beck	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGCO Corporation

		By:	/s/ MARTIN RICHENHAGEN
Martin Richenhagen
Chairman of the Board, President and Chief Executive Officer
Dated:	February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

	Signature	Title	Date
	/s/ MARTIN RICHENHAGEN	Chairman of the Board, President and Chief Executive Officer	February 26, 2016
Martin Richenhagen
	/s/ ANDREW H. BECK	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
Andrew H. Beck
	/s/ ROY V. ARMES *	Director	February 26, 2016
Roy V. Armes
	/s/ MICHAEL C. ARNOLD *	Director	February 26, 2016
Michael C. Arnold
	/s/ P. GEORGE BENSON *	Director	February 26, 2016
P. George Benson
	/s/ WOLFGANG DEML *	Director	February 26, 2016
Wolfgang Deml
	/s/ LUIZ F. FURLAN *	Director	February 26, 2016
Luiz F. Furlan
	/s/ GEORGE E. MINNICH *	Director	February 26, 2016
George E. Minnich
	/s/ GERALD L. SHAHEEN *	Director	February 26, 2016
Gerald L. Shaheen
	/s/ MALLIKA SRINIVASAN *	Director	February 26, 2016
Mallika Srinivasan
	/s/ HENDRIKUS VISSER *	Director	February 26, 2016
Hendrikus Visser

*By:	/s/ ANDREW H. BECK		February 26, 2016
Andrew H. Beck
Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 15 (A)(2)
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2015

SCHEDULE II

AGCO CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period (1)
Year ended December 31, 2015
Allowances for sales incentive discounts	$255.0	$—	$195.1	$(196.1)	$—	$254.0
Year ended December 31, 2014
Allowances for sales incentive discounts	$236.6	$—	$300.7	$(282.3)	$—	$255.0
Year ended December 31, 2013
Allowances for sales incentive discounts	$165.2	$—	$374.6	$(303.2)	$—	$236.6

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2015
Allowances for doubtful accounts	$32.1	$—	$5.6	$(3.0)	$(5.4)	$29.3
Year ended December 31, 2014
Allowances for doubtful accounts	$34.9	$0.5	$1.7	$(1.2)	$(3.8)	$32.1
Year ended December 31, 2013
Allowances for doubtful accounts	$38.1	$—	$3.2	$(5.0)	$(1.4)	$34.9

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Reversal of Accrual	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2015
Accruals of severance, relocation and other integration costs	$25.4	$23.0	$(0.7)	$(29.5)	$(1.3)	$16.9
Year ended December 31, 2014
Accruals of severance, relocation and other integration costs	$—	$44.4	$—	$(18.8)	$(0.2)	$25.4

		Additions
Description	Balance at Beginning of Period	Acquired Businesses	Charged (Credited) to Costs and Expenses	Deductions	Foreign Currency Translation	Balance at End of Period
Year ended December 31, 2015
Deferred tax valuation allowance	$93.3	$—	$(4.5)	$—	$(13.0)	$75.8
Year ended December 31, 2014
Deferred tax valuation allowance	$77.2	$—	$22.8	$—	$(6.7)	$93.3
Year ended December 31, 2013
Deferred tax valuation allowance	$74.5	$—	$9.3	$(2.8)	$(3.8)	$77.2
_____________________________________

(1)
As of December 31, 2015, approximately $229.5 million of this balance was recorded within “Accrued expenses” and approximately $24.5 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets. As of December 31, 2014, approximately $236.5 million of this balance was recorded within “Accrued expenses” and approximately $18.5 million was recorded within “accounts receivable allowances” in the Company’s Consolidated Balance Sheets.