Form 10-Q
period 2016-03-31
AGCO CORP /DE
filed 2016-05-06
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended March 31, 2016
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
As of April 29, 2016, AGCO Corporation had 82,474,201 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

		Page Numbers

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and 2015	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

SIGNATURES		41
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$247.9	$426.7
Accounts and notes receivable, net	942.5	836.8
Inventories, net	1,725.8	1,423.4
Other current assets	296.9	211.4
Total current assets	3,213.1	2,898.3
Property, plant and equipment, net	1,380.0	1,347.1
Investment in affiliates	419.0	392.9
Deferred tax assets	110.1	100.7
Other assets	149.2	136.5
Intangible assets, net	535.6	507.7
Goodwill	1,169.2	1,114.5
Total assets	$6,976.2	$6,497.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$93.1	$89.0
Senior term loan	227.8	217.2
Accounts payable	673.9	625.6
Accrued expenses	1,065.8	1,106.9
Other current liabilities	202.7	146.7
Total current liabilities	2,263.3	2,185.4
Long-term debt, less current portion and debt issuance costs	1,257.5	925.2
Pensions and postretirement health care benefits	231.2	233.9
Deferred tax liabilities	95.5	86.4
Other noncurrent liabilities	195.3	183.5
Total liabilities	4,042.8	3,614.4
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 82,458,100 and 83,814,809 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	0.8	0.8
Additional paid-in capital	246.3	301.7
Retained earnings	3,993.0	3,996.0
Accumulated other comprehensive loss	(1,365.9)	(1,460.2)
Total AGCO Corporation stockholders’ equity	2,874.2	2,838.3
Noncontrolling interests	59.2	45.0
Total stockholders’ equity	2,933.4	2,883.3
Total liabilities and stockholders’ equity	$6,976.2	$6,497.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$1,559.3	$1,702.6
Cost of goods sold	1,244.6	1,354.7
Gross profit	314.7	347.9
Selling, general and administrative expenses	211.2	211.2
Engineering expenses	71.2	68.8
Restructuring and other infrequent expenses	1.9	10.6
Amortization of intangibles	11.0	10.5
Income from operations	19.4	46.8
Interest expense, net	10.5	10.2
Other expense, net	11.3	9.8
(Loss) income before income taxes and equity in net earnings of affiliates	(2.4)	26.8
Income tax (benefit) provision	(0.4)	10.6
(Loss) income before equity in net earnings of affiliates	(2.0)	16.2
Equity in net earnings of affiliates	12.2	13.7
Net income	10.2	29.9
Net (income) loss attributable to noncontrolling interests	(2.4)	0.2
Net income attributable to AGCO Corporation and subsidiaries	$7.8	$30.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.09	$0.34
Diluted	$0.09	$0.34
Cash dividends declared and paid per common share	$0.13	$0.12
Weighted average number of common and common equivalent shares outstanding:
Basic	83.0	88.8
Diluted	83.1	89.0

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$10.2	$29.9
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	94.8	(344.2)
Defined benefit pension plans, net of tax	2.2	2.2
Unrealized loss on derivatives, net of tax	(2.7)	(1.6)
Other comprehensive income (loss), net of reclassification adjustments	94.3	(343.6)
Comprehensive income (loss)	104.5	(313.7)
Comprehensive (income) loss attributable to noncontrolling interests	(2.4)	0.1
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$102.1	$(313.6)

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$10.2	$29.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	55.5	54.1
Deferred debt issuance cost amortization	0.4	0.4
Amortization of intangibles	11.0	10.5
Stock compensation	5.5	2.4
Equity in net earnings of affiliates, net of cash received	(8.3)	(12.5)
Deferred income tax provision	(8.7)	(2.8)
Other	(0.1)	(0.1)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(57.2)	(167.9)
Inventories, net	(214.9)	(239.8)
Other current and noncurrent assets	(66.9)	(46.4)
Accounts payable	8.3	174.0
Accrued expenses	(80.1)	(89.9)
Other current and noncurrent liabilities	(2.9)	2.1
Total adjustments	(358.4)	(315.9)
Net cash used in operating activities	(348.2)	(286.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(35.7)	(62.9)
Proceeds from sale of property, plant and equipment	0.5	0.4
Purchase of businesses, net of cash acquired	(38.8)	—
Investment in consolidated affiliates, net of cash acquired	(11.8)	—
Investment in unconsolidated affiliates	—	(5.2)
Restricted cash	(0.3)	—
Net cash used in investing activities	(86.1)	(67.7)
Cash flows from financing activities:
Proceeds from debt obligations, net	317.5	445.8
Purchases and retirement of common stock	(60.0)	(62.5)
Payment of dividends to stockholders	(10.8)	(10.7)
Payment of minimum tax withholdings on stock compensation	(0.8)	(5.7)
Net cash provided by financing activities	245.9	366.9
Effects of exchange rate changes on cash and cash equivalents	9.6	(38.0)
Decrease in cash and cash equivalents	(178.8)	(24.8)
Cash and cash equivalents, beginning of period	426.7	363.7
Cash and cash equivalents, end of period	$247.9	$338.9

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of AGCO Corporation and its subsidiaries (the “Company” or “AGCO”) included herein have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss) and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results for interim periods are not necessarily indicative of the results for the year.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the standard clarifies the statement of cash flow presentation for certain components of share-based awards. The application methods are specific to each component of the ASU and may be applied using a prospective, retrospective or a modified retrospective approach. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. Lessors’ accounting under the standard is largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. The standard is effective for reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations and financial condition.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which changes the measurement principle for inventory from the “lower of cost or market” to “lower of cost and net realizable value.”  The new principle applies to entities that measure inventory using a method other than the last-in, first-out (“LIFO”) or the retail inventory methods. Entities using the first-in, first-out (“FIFO”) or average cost methods of measuring inventory no longer will need to consider replacement cost or net realizable value less an approximate normal profit margin in the subsequent measurement of inventory. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The standard does not amend or change the determination of the cost of inventory. The standard is effective prospectively for inventory measurements for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  The Company expects the adoption of ASU 2015-11 on January 1, 2017 will not have a material impact on its results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a software license and how to account for cloud computing arrangements when a software license is included or excluded. The

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The standard may be applied either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The adoption of ASU 2015-05 on January 1, 2016 did not have a material impact on the results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. Given the absence of authoritative guidance within ASU 2015-03, in August 2015 the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company adopted this standard effective January 1, 2016 and has applied the requirements of ASU 2015-03 retrospectively to all periods presented. In the Condensed Consolidated Balance Sheet as of December 31, 2015, the Company reclassified approximately $3.6 million as a decrease to “Other assets” and correspondingly decreased “Long-term debt” by approximately $3.6 million. The debt issuance costs related to the Company’s multi-currency revolving credit facility continue to be classified within “Other assets” in the Condensed Consolidated Balance Sheets as permitted by the standard.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. ASU 2014-09 outlines a comprehensive, single revenue recognition model that provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 using either a full retrospective or a modified retrospective approach. Early adoption is not permitted. On July 9, 2015, the FASB delayed the effective date of ASU 2014-09 by one year or to reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date. Subsequent to ASU 2014-09, the FASB issued several related ASUs:

•
In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations as set forth in ASU 2014-09.

•
In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and licensing as set forth in ASU 2014-09.

The Company is currently evaluating the impact of adopting these standards on the Company’s results of operations and financial condition.

2.    ACQUISITIONS

On February 2, 2016, the Company acquired Tecno Poultry Equipment S.p.A (“Tecno”) for approximately €53.5 million (or approximately $57.9 million). The Company acquired cash of approximately €17.6 million (or approximately $19.1 million) associated with the acquisition. Tecno, headquartered in Marsango di Campo San Martino, Italy, manufactures and supplies poultry housing and related products, including egg collection equipment and trolley feeding systems. The acquisition was financed through the Company’s credit facility (Note 6). The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, deferred revenue, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $27.5 million of customer relationship, technology and trademark identifiable intangible assets and approximately $15.2 million of goodwill associated with the acquisition. The results of operations of Tecno have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The acquired identifiable intangible assets of Tecno as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$15.7	10	years
Technology	7.9	10	years
Trademarks	3.9	10	years
	$27.5

3.    RESTRUCTURING AND OTHER INFREQUENT EXPENSES

During 2015 and 2014, the Company announced and initiated several actions to rationalize employee headcount at various manufacturing facilities and administrative offices located in Europe, China, South America and the United States. The aggregate headcount reduction of approximately 2,100 employees during 2014 and 2015 was initiated in order to reduce costs in response to softening global market demand and reduced production volumes. During 2014 and 2015, the Company expensed and paid an aggregate of $68.7 million and $48.5 million, respectively, associated with these rationalizations, of which a majority related to severance and other related costs. The Company had approximately $16.9 million of severance and related costs accrued as of December 31, 2015. During the three months ended March 31, 2016, the Company recorded an additional $1.9 million of severance and related costs associated with further rationalizations in the United States, South America and Europe, associated with the termination of approximately 200 employees. The Company paid approximately $3.4 million of severance and associated costs during the first quarter of 2016. The remaining $16.0 million of accrued severance and other related costs as of March 31, 2016, inclusive of approximately $0.6 million of positive foreign currency translation impacts, are expected to be paid primarily during 2016.

4.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$0.4	$0.2
Selling, general and administrative expenses	5.1	2.2
Total stock compensation expense	$5.5	$2.4

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the three months ended March 31, 2016 and 2015 was $47.94 and $42.46, respectively.

During the three months ended March 31, 2016, the Company granted 1,327,042 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the three months ended March 31, 2016 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,449,396
Shares awarded	1,327,042
Shares forfeited or unearned	(11,248)
Shares earned	—
Shares awarded but not earned at March 31	2,765,190

As of March 31, 2016, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $62.8 million, and the weighted average period over which it is expected to be recognized is approximately three years.

Restricted Stock Unit Awards

During the three months ended March 31, 2016, the Company granted 137,496 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. For RSU awards granted in 2015, dividends will accrue on all unvested grants until the end of each vesting date within the three-year requisite service period. In January 2016, the Company amended its RSU award agreement such that dividends will not accrue on unvested grants over the requisite service period on all future RSU grants. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the three months ended March 31, 2016 and 2015 was $45.05 and $43.88, respectively. RSU transactions during the three months ended March 31, 2016 were as follows:

Shares awarded but not vested at January 1	137,396
Shares awarded	137,496
Shares forfeited	(1,358)
Shares vested	(46,137)
Shares awarded but not vested at March 31	227,397

As of March 31, 2016, the total compensation cost related to the unvested RSUs not yet recognized was approximately $9.3 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

During the three months ended March 31, 2016 and 2015, the Company recorded stock compensation expense of approximately $1.0 million and $1.3 million, respectively, associated with stock-settled appreciation rights (“SSAR”) awards. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. The weighted average grant-date fair value of SSARs granted under the 2006 Plan and the weighted average assumptions under the Black-Scholes option pricing model were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted average grant-date fair value	$7.98	$7.41
Weighted average assumptions under Black-Scholes option pricing model:
Expected life of awards (years)	3.0	3.0
Risk-free interest rate	1.1%	0.9%
Expected volatility	25.9%	25.9%
Expected dividend yield	1.1%	1.1%

SSAR transactions during the three months ended March 31, 2016 were as follows:

SSARs outstanding at January 1	1,319,911
SSARs granted	296,200
SSARs exercised	(375)
SSARs canceled or forfeited	(4,400)
SSARs outstanding at March 31	1,611,336
SSAR price ranges per share:
Granted	$46.58
Exercised	33.65
Canceled or forfeited	51.84-55.23
Weighted average SSAR exercise prices per share:
Granted	$46.58
Exercised	33.65
Canceled or forfeited	53.15
Outstanding at March 31	49.00

At March 31, 2016, the weighted average remaining contractual life of SSARs outstanding was approximately four years. As of March 31, 2016, the total compensation cost related to unvested SSARs not yet recognized was approximately $7.1 million, and the weighted-average period over which it is expected to be recognized is approximately three years.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual life by groups of similar price as of March 31, 2016:

	SSARs Outstanding			SSARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$32.01 – $43.88	428,650	4.5	$41.26	191,075	$37.99
$46.58 – $63.64	1,182,686	4.4	$51.81	671,415	$53.18
	1,611,336			862,490	$49.81

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The total fair value of SSARs vested during the three months ended March 31, 2016 was approximately $3.8 million. There were 748,846 SSARs that were not vested as of March 31, 2016. The total intrinsic value of outstanding and exercisable SSARs as of March 31, 2016 was $4.5 million and $2.2 million, respectively. The total intrinsic value of SSARs exercised during the three months ended March 31, 2016 was less than $0.1 million. The Company realized an insignificant tax benefit from the exercise of these SSARs.

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2016 grant was made on April 28, 2016 and equated to 20,232 shares of common stock, of which 15,395 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the three months ended June 30, 2016 associated with these grants.

As of March 31, 2016, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 2,587,122 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed above.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2016 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2015	$122.2	$492.3	$92.5	$9.1	$716.1
Acquisitions	5.2	18.6	9.8	—	33.6
Foreign currency translation	0.9	7.1	2.4	0.1	10.5
Balance as of March 31, 2016	$128.3	$518.0	$104.7	$9.2	$760.2

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2015	$41.9	$193.8	$55.1	$2.9	$293.7
Amortization expense	1.8	8.0	1.2	—	11.0
Foreign currency translation	—	4.8	1.9	—	6.7
Balance as of March 31, 2016	$43.7	$206.6	$58.2	$2.9	$311.4

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2015	$85.3
Foreign currency translation	1.5
Balance as of March 31, 2016	$86.8
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Changes in the carrying amount of goodwill during the three months ended March 31, 2016 are summarized as follows (in millions):

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2015	$518.7	$114.4	$425.2	$56.2	$1,114.5
Acquisitions	16.4	—	8.4	—	24.8
Foreign currency translation	—	11.5	15.9	2.5	29.9
Balance as of March 31, 2016	$535.1	$125.9	$449.5	$58.7	$1,169.2

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

6.    INDEBTEDNESS

Indebtedness consisted of the following at March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
4 1/2% Senior term loan due 2016	$227.8	$217.2
Credit facility, expiring 2020	658.5	338.9
1.056% Senior term loan due 2020	227.8	217.2
5 7/8% Senior notes due 2021	307.5	297.4
Other long-term debt	160.3	164.3
Debt issuance costs	(3.5)	(3.6)
	1,578.4	1,231.4
Less: 4 1/2% Senior term loan due 2016	(227.8)	(217.2)
Current portion of other long-term debt	(93.1)	(89.0)
Total indebtedness, less current portion	$1,257.5	$925.2

4 1/2% Senior Term Loan

The Company’s €200.0 million (or approximately $227.8 million as of March 31, 2016) 4 1/2% senior term loan with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) was due May 2, 2016. The Company had the ability to prepay the term loan before its maturity date. Interest was payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and was subject to acceleration in the event of default. The Company also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

On April 26, 2016, the Company entered into two term loan agreements with Rabobank, in the amount of €100.0 million and €200.0 million, respectively. The €300.0 million (or approximately $338.0 million) of funding was received on April 26, 2016 and was partially used to repay the Company’s €200.0 million (or approximately $225.4 million) 4½% senior term loan with Rabobank which was due May 2, 2016, for net proceeds of approximately €99.6 million (or approximately $112.2 million) after debt issuance costs. The provisions of the two term loans are identical in nature. The Company has the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the term loans per annum, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. Interest is paid quarterly in arrears on April 26, July 26, October 26, and January 26 of each year. The term loan contains certain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $355.4 million as of March 31, 2016) term loan facility. The Company is not required to make quarterly payments towards the term loan facility and the maturity date of the Company’s credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option,

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. The credit facility contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. The Company also has to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2016, the Company had $658.5 million of outstanding borrowings under the credit facility and availability to borrow approximately $496.9 million under the facility. Approximately $303.1 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $355.4 million) was outstanding under the term loan facility as of March 31, 2016. As of December 31, 2015, no amounts were outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately, €312.0 million (or approximately $338.9 million) was outstanding under the term loan facility as of December 31, 2015.

During 2015, the Company designated its €312.0 million ($355.4 million as of March 31, 2016) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 for additional information about the net investment hedge.

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $227.8 million as of March 31, 2016) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the event of default. The Company also has to fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

5 7/8%  Senior Notes

The Company’s $307.5 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. A weighted average interest rate of 4.52% was applicable from the date of inception of the interest rate swap to March 31, 2016.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At March 31, 2016 and December 31, 2015, outstanding letters of credit totaled $17.7 million and $17.5 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 were as follows (in millions):

	March 31, 2016	December 31, 2015
Finished goods	$688.6	$523.1
Repair and replacement parts	568.1	515.4
Work in process	130.4	97.5
Raw materials	338.7	287.4
Inventories, net	$1,725.8	$1,423.4

8.    PRODUCT WARRANTY

The warranty reserve activity for the three months ended March 31, 2016 and 2015 consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$230.3	$284.6
Acquisitions	0.6	—
Accruals for warranties issued during the period	44.0	34.0
Settlements made (in cash or in kind) during the period	(40.6)	(44.9)
Foreign currency translation	7.4	(20.8)
Balance at March 31	$241.7	$252.9

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $205.8 million and $195.2 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. Approximately $35.9 million and $35.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding stock-settled appreciation rights (“SSARs”) and the vesting of performance share awards and restricted stock units using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three months ended March 31, 2016 and 2015 is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$7.8	$30.1
Weighted average number of common shares outstanding	83.0	88.8
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.09	$0.34
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$7.8	$30.1
Weighted average number of common shares outstanding	83.0	88.8
Dilutive SSARs, performance share awards and restricted stock units	0.1	0.2
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	83.1	89.0
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.09	$0.34

SSARs to purchase approximately 1.5 million shares of the Company’s common stock for the three months ended March 31, 2016 and approximately 1.3 million shares of the Company’s common stock for the three months ended March 31, 2015 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At March 31, 2016 and December 31, 2015, the Company had approximately $143.5 million and $133.0 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2016 and December 31, 2015, the Company had approximately $64.7 million and $61.2 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At March 31, 2016 and December 31, 2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $20.7 million and $18.3 million, respectively.
Generally, tax years 2010 through 2015 remain open to examination by taxing authorities in the United States and certain other foreign taxing jurisdictions.

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

Foreign Currency and Interest Rate Risk

The Company has significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and it purchases a portion of its tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. The Company also sells products in over 140 countries throughout the world. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar and the Euro in relation to the British pound.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Derivative Transactions Designated as Hedging Instruments

Foreign Currency Contracts

During 2016, no foreign currency contracts were designated as cash flow hedges of expected future sales and purchases. The Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases during 2015. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive loss and were subsequently reclassified into cost of goods sold during the period the sales and purchases were recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified into cost of goods sold during the three months ended March 31, 2015 was approximately $0.3 million on an after-tax basis.

As of March 31, 2016 and December 31, 2015, there were no outstanding foreign currency cash flow hedge contracts.

Interest Rate Swap Contracts

Cash Flow Hedge

During the third quarter of 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $355.4 million as of March 31, 2016) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss). These amounts are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings. For the three months ended March 31, 2016, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $4.7 million, which was recorded in other comprehensive income. The amount of the net loss recorded in other comprehensive income that was reclassified into “Interest expense, net” during the three months ended March 31, 2016 was approximately $0.2 million, on an after-tax basis. There was no ineffectiveness during the three months ended March 31, 2016.

Fair Value Hedge

During the third quarter of 2015, the Company entered into an interest rate swap instrument with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of the Company’s 5 7/8% senior notes (Note 6). Under the interest rate swap, the Company pays a floating interest rate based on the three-month LIBOR plus a spread of 4.14% (or a weighted average interest rate of 4.52% from the date of inception of the interest rate swap to March 31, 2016) and the counterparty to the agreement pays a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap are recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes.

For the three months ended March 31, 2016, the Company recorded unrealized losses on the hedged debt of approximately $7.5 million in “Interest expense, net” in the Condensed Consolidated Statements of Operations. The unrealized gains of approximately $7.5 million on the related interest rate swap instrument offset such unrealized losses, and were also recorded in “Interest expense, net” in the Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the three months ended March 31, 2016 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2015	$(3.3)	$(1.3)	$(2.0)
Net changes in fair value of derivatives	(4.8)	(1.9)	(2.9)
Net losses reclassified from accumulated other comprehensive loss into income	0.4	0.2	0.2
Accumulated derivative net losses as of March 31, 2016	$(7.7)	$(3.0)	$(4.7)

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

During 2015, the Company designated its €312.0 million (or approximately $355.4 million as of March 31, 2016) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. As of March 31, 2016, approximately $9.0 million of foreign currency losses were included in the cumulative translation adjustment component of accumulated other comprehensive loss.

There was no ineffectiveness with respect to the net investment hedge discussed above during the three months ended March 31, 2016.

Derivative Transactions Not Designated as Hedging Instruments

During 2016 and 2015, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of March 31, 2016 and December 31, 2015, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,644.2 million and $1,533.9 million, respectively, that were entered into to economically hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other (income) expense, net.” For the three months ended March 31, 2016 and 2015, the Company recorded a net gain of approximately $8.3 million and a net loss of $45.7 million, respectively, within “Other (income) expense, net” related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of March 31, 2016 (in millions):

	Asset Derivatives as of March 31, 2016		Liability Derivatives as of March 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$7.5	Other noncurrent liabilities	$7.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	10.9	Other current liabilities	13.7
Total derivative instruments		$18.4		$21.5

The table below sets forth the fair value of derivative instruments as of December 31, 2015 (in millions):

	Asset Derivatives as of December 31, 2015		Liability Derivatives as of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other current assets	$—	Other current liabilities	$5.9
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	4.8	Other current liabilities	7.9
Total derivative instruments		$4.8		$13.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the three months ended March 31, 2016 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2015	$0.8	$301.7	$3,996.0	$(1,460.2)	$45.0	$2,883.3
Stock compensation	—	5.5	—	—	—	5.5
Issuance of restricted stock units	—	(0.9)	—	—	—	(0.9)
Comprehensive income:
Net income	—	—	7.8	—	2.4	10.2
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	94.8	—	94.8
Defined benefit pension plans, net of tax	—	—	—	2.2	—	2.2
Unrealized loss on derivatives, net of tax	—	—	—	(2.7)	—	(2.7)
Payment of dividends to stockholders	—	—	(10.8)	—	—	(10.8)
Purchases and retirement of common stock	—	(60.0)	—	—	—	(60.0)
Investment by noncontrolling interest	—	—	—	—	11.8	11.8
Balance, March 31, 2016	$0.8	$246.3	$3,993.0	$(1,365.9)	$59.2	$2,933.4

Total comprehensive income (loss) attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015 was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$2.4	$(0.2)
Other comprehensive income:
Foreign currency translation adjustments	—	0.1
Total comprehensive income (loss)	$2.4	$(0.1)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2016 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2015	$(249.0)	$(2.0)	$(1,209.2)	$(1,460.2)
Other comprehensive (loss) income before reclassifications	—	(2.9)	94.8	91.9
Net losses reclassified from accumulated other comprehensive loss	2.2	0.2	—	2.4
Other comprehensive income (loss), net of reclassification adjustments	2.2	(2.7)	94.8	94.3
Accumulated other comprehensive loss, March 31, 2016	$(246.8)	$(4.7)	$(1,114.4)	$(1,365.9)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended March 31, 2016 and 2015 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three months ended March 31, 2016 (1)	Three months ended March 31, 2015 (1)
Derivatives:
Net losses on foreign currency contracts	$—	$0.3	Cost of goods sold
Net losses on interest rate swap contracts	0.4	—	Interest expense, net
Reclassification before tax	0.4	0.3
	(0.2)	—	Income tax provision
Reclassification net of tax	$0.2	$0.3

Defined benefit pension plans:
Amortization of net actuarial loss	$2.6	$2.8	(2)
Amortization of prior service cost	0.3	0.1	(2)
Reclassification before tax	2.9	2.9
	(0.7)	(0.7)	Income tax provision
Reclassification net of tax	$2.2	$2.2

Net losses reclassified from accumulated other comprehensive loss	$2.4	$2.5
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

During the three months ended March 31, 2016, the Company entered into an accelerated share repurchase (“ASR”)agreement with a financial institution to repurchase an aggregate of $60.0 million of shares of the Company’s common stock.  The Company received approximately 974,619 shares during the three months ended March 31, 2016 related to the ASR agreement. All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets. The specific number of shares the Company will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of the Company’s common stock less an agreed upon discount. Upon settlement of the ASR, the Company may be entitled to receive additional shares of common stock, or under certain circumstances, be required to remit a settlement amount. The Company expects that additional shares will be received by the Company upon final settlement of its current ASR, which expires during the second quarter of 2016.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $184.2 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of March 31, 2016 and December 31, 2015, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures. The Company also had an accounts receivable sales agreement that permits the sale, on an ongoing basis, of a portion of its wholesale receivables in Brazil to its Brazilian finance joint venture. As of both March 31, 2016 and December 31, 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.8 million and $5.0 million during the three months ended March 31, 2016 and 2015, respectively.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of March 31, 2016 and December 31, 2015, these finance joint ventures had approximately $17.3 million and $17.7 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended March 31, 2016 and 2015 are set forth below (in millions):

	Three Months Ended March 31,
Pension benefits	2016	2015
Service cost	$4.1	$4.7
Interest cost	6.4	7.8
Expected return on plan assets	(10.2)	(11.1)
Amortization of net actuarial loss	2.6	2.8
Amortization of prior service cost	0.3	0.1
Net periodic pension cost	$3.2	$4.3

	Three Months Ended March 31,
Postretirement benefits	2016	2015
Interest cost	$0.4	$0.4
Net periodic postretirement benefit cost	$0.4	$0.4

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the three months ended March 31, 2016 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2015	$(336.6)	$(87.6)	$(249.0)
Amortization of net actuarial loss	2.6	0.6	2.0
Amortization of prior service cost	0.3	0.1	0.2
Accumulated other comprehensive loss as of March 31, 2016	$(333.7)	$(86.9)	$(246.8)

During the three months ended March 31, 2016, approximately $10.0 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2016 to its defined pension benefit plans will aggregate approximately $31.6 million.
During the three months ended March 31, 2016, the Company made approximately $0.4 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2016.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

The Company’s trading securities consist of foreign-based government bonds. The fair value of the Company’s investments in trading securities classified as Level 2 are priced using nonbinding market prices that are corroborated by observable market data.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized below (in millions):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$18.4	$—	$18.4
Derivative liabilities	$—	$21.5	$—	$21.5
Long-term debt	$—	$307.5	$—	$307.5
Trading securities	$—	$7.2	$—	$7.2

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$4.8	$—	$4.8
Derivative liabilities	$—	$13.8	$—	$13.8
Long-term debt	$—	$297.4	$—	$297.4
Trading securities	$—	$6.6	$—	$6.6

The carrying amounts of long-term debt under the Company’s 4 1/2% senior term loan, credit facility and 1.056% senior term loan (Note 6) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2016 and 2015 and assets as of March 31, 2016 and December 31, 2015 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended March 31,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2016
Net sales	$408.4	$144.2	$924.1	$82.6	$1,559.3
(Loss) income from operations	(0.7)	0.4	70.3	(2.9)	67.1
Depreciation	15.6	4.6	31.7	3.6	55.5
Capital expenditures	11.4	6.2	15.7	2.4	35.7
2015
Net sales	$472.5	$249.0	$908.1	$73.0	$1,702.6
Income (loss) from operations	17.5	13.1	80.5	(12.0)	99.1
Depreciation	15.3	6.0	29.8	3.0	54.1
Capital expenditures	17.0	6.9	29.9	9.1	62.9
Assets
As of March 31, 2016	$1,024.6	$562.7	$1,983.8	$374.0	$3,945.1
As of December 31, 2015	943.7	490.0	1,757.2	346.3	3,537.2

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended March 31,
	2016	2015
Segment income from operations	$67.1	$99.1
Corporate expenses	(29.7)	(29.0)
Stock compensation expense	(5.1)	(2.2)
Restructuring and other infrequent expenses	(1.9)	(10.6)
Amortization of intangibles	(11.0)	(10.5)
Consolidated income from operations	$19.4	$46.8

	March 31, 2016	December 31, 2015
Segment assets	$3,945.1	$3,537.2
Cash and cash equivalents	247.9	426.7
Receivables from affiliates	103.2	70.1
Investments in affiliates	419.0	392.9
Deferred tax assets, other current and noncurrent assets	556.2	448.6
Intangible assets, net	535.6	507.7
Goodwill	1,169.2	1,114.5
Consolidated total assets	$6,976.2	$6,497.7

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

At March 31, 2016, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $49.0 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2020. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

The Company sells a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures, and a portion of its wholesale receivables in Brazil to its Brazilian finance joint venture. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Legal Claims and Other Matters

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through March 31, 2016, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $36.6 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

The Company is a party to various other legal claims and actions incidental to its business. The Company believes that none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

18.    INVESTMENTS IN AFFILIATES

Summarized combined financial information of the Company’s finance joint ventures for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenues	$77.8	$82.3
Costs	41.5	46.7
Income before income taxes	$36.3	$35.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS
For the three months ended March 31, 2016, we generated net income of $7.8 million, or $0.09 per share, compared to net income of $30.1 million, or $0.34 per share, for the same period in 2015.

Net sales during the three months ended March 31, 2016 were $1,559.3 million, which were approximately 8.4% lower than the three months ended March 31, 2015 due to weaker global market conditions and the negative impact of foreign currency translation.

Income from operations for the three months ended March 31, 2016 was $19.4 million compared to $46.8 million for the same period in 2015. The decrease in income from operations for the three months was primarily a result of lower net sales and production levels, a weaker product mix and currency translation impacts. Benefits from cost reduction initiatives have helped mitigate the negative impacts to operating income.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”) region decreased in the three months ended March 31, 2016 compared to the same period in 2015. Reduced production levels, along with a weaker sales mix, higher engineering expenses and currency translation impacts negatively impacted income from operations in the region. In the North American region, a decline in net sales and production volumes coupled with a weaker sales mix negatively impacted income from operations during the three months ended March 31, 2016 compared to the same period in 2015. Income from operations in our South American region also decreased in the three months ended March 31, 2016 compared to the same period in 2015 due to lower sales and production volumes, material cost inflation and a weaker mix of sales. The operating results in our Asia/Pacific region improved in the three months ended March 31, 2016 compared to the same period in 2015 due to higher net sales and production levels in China.

Industry Market Conditions
Growing global grain stocks have resulted in lower prices for all major agricultural commodities, which negatively impacts farm income. As a result of more challenging farm economics, industry demand continued to soften in all major agricultural equipment markets during the first three months of 2016 compared to the first three months of 2015.

In North America, industry unit retail sales of utility and high horsepower tractors for the first three months of 2016 decreased by approximately 12% compared to the first three months of 2015. Industry unit retail sales of combines for the first three months of 2016 decreased by approximately 17% compared to the first three months of 2015. Retail sales were significantly lower for high horsepower tractors, sprayers and combines, partially offset by stable retail sales for smaller and mid-sized tractors.

In Western Europe, industry unit retail sales of tractors for the first three months of 2016 decreased by approximately 3% compared to the first three months of 2015. Industry unit retail sales of combines for the first three months of 2016 decreased by approximately 2% compared to the first three months of 2015. Difficult economic conditions for dairy producers and lower commodity prices in the arable farming sector negatively impacted market demand across Western Europe, with declines most pronounced in Germany and the United Kingdom, partially offset by increases in France and Finland.

South American industry unit retail sales of tractors in the first three months of 2016 decreased approximately 42% compared to the same period in 2015. Industry unit retail sales of combines for the first three months of 2016 decreased by approximately 20% compared to the first three months of 2015. The decline was most pronounced in Brazil. In Brazil, political uncertainty and the depressed general economy negatively impacted industry retail sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

STATEMENTS OF OPERATIONS
Net sales for the three months ended March 31, 2016 were $1,559.3 million compared to $1,702.6 million for the same period in 2015. Foreign currency translation negatively impacted net sales by approximately $88.2 million, or 5.2%, in the three months ended March 31, 2016.

The following tables sets forth, for the three months ended March 31, 2016, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended March 31,		Change		Change Due to Currency Translation
	2016	2015	$	%	$	%
North America	$408.4	$472.5	$(64.1)	(13.6)%	$(9.1)	(1.9)%
South America	144.2	249.0	(104.8)	(42.1)%	(52.0)	(20.9)%
Europe/Africa/Middle East	924.1	908.1	16.0	1.8%	(22.5)	(2.5)%
Asia/Pacific	82.6	73.0	9.6	13.2%	(4.6)	(6.3)%
	$1,559.3	$1,702.6	$(143.3)	(8.4)%	$(88.2)	(5.2)%

Regionally, net sales in North America decreased during the three months ended March 31, 2016 compared to the same period in 2015. Decreases in net sales of high horsepower tractors, sprayers and implements were partially offset by modest net sales growth in parts, low horsepower tractors and protein production equipment. In the EAME region, net sales increased during the three months ended March 31, 2016 compared to the same period in 2015. Higher sales in France and Scandinavia were partially offset by net sales declines in Germany, the United Kingdom and Italy. Net sales in South America decreased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to significant sales declines in Brazil, which were partially offset by growth in Argentina. In the Asia/Pacific region, net sales increased during the three months ended March 31, 2016 compared to the same period in 2015. The increase in net sales during the three months ended March 31, 2016 was primarily driven by net sales growth in China. We estimate worldwide average price increases were approximately 1.7% during the three months ended March 31, 2016 compared to the same prior year period. Consolidated net sales of tractors and combines, which comprised approximately 60% of our net sales in the three months ended March 31, 2016, decreased approximately 8% in the three months ended March 31, 2016 compared to the same period in 2015. Unit sales of tractors and combines decreased approximately 11% during the three months ended March 31, 2016 compared to the same period in 2015. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended March 31,
	2016		2015
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$314.7	20.2%	$347.9	20.4%
Selling, general and administrative expenses	211.2	13.5%	211.2	12.4%
Engineering expenses	71.2	4.6%	68.8	4.0%
Restructuring and other infrequent expenses	1.9	0.1%	10.6	0.6%
Amortization of intangibles	11.0	0.7%	10.5	0.6%
Income from operations	$19.4	1.2%	$46.8	2.8%
____________________________________

(1)	Rounding may impact summation of amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Gross profit as a percentage of net sales decreased during the three months ended March 31, 2016 compared to the same period in 2015. The impact of lower net sales and production levels as well as a weaker product mix were partially offset by benefits from pricing as well as material cost containment and productivity initiatives. Production hours decreased approximately 13% during the three months ended March 31, 2016 compared to the same period in 2015. We recorded approximately $0.4 million of stock compensation expense within cost of goods sold during the three months ended March 31, 2016 compared to approximately $0.2 million for the comparable period in 2015, as is more fully explained below and in Note 4 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses and engineering expenses both increased as a percentage of net sales for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the decline in net sales. Engineering spending also increased slightly to support investments in future new product introductions. First quarter 2016 SG&A expense levels were flat compared to the same period in 2015. We recorded approximately $5.1 million of stock compensation expense within SG&A expenses during the three months ended March 31, 2016 compared to $2.2 million in 2015, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.

The restructuring and other infrequent expenses of $1.9 million recorded during the three months ended March 31, 2016 were primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 3 to our Condensed Consolidated Financial Statements for further information.

Interest expense, net was approximately $10.5 million for the three months ended March 31, 2016, compared to approximately $10.2 million for the comparable period in 2015. The increase was primarily due to lower interest income during the three months ended March 31, 2016 as compared to the same prior year period.

Other expense, net was approximately $11.3 million for the three months ended March 31, 2016 compared to other expense, net of approximately $9.8 million during the same period in 2015. The increase in other expense, net during the three months ended March 31, 2016 was primarily a result of higher foreign exchange losses compared to the same period in 2015. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $4.8 million for the three months ended March 31, 2016, compared to approximately $5.0 million for the comparable period in 2015.

We recorded an income tax benefit of approximately $0.4 million for the three months ended March 31, 2016 compared to an income tax provision of approximately $10.6 million for the comparable period in 2015. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $12.2 million for the three months ended March 31, 2016 compared to approximately $13.7 million for the comparable period in 2015. Refer to “Finance Joint Ventures” and Note 18 to our Condensed Consolidated Financial Statements for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Europe, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of March 31, 2016, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was $386.8 million compared to $359.4 million as of December 31, 2015. The total finance portfolio in our finance joint ventures was approximately $8.2 billion and $8.0 billion as of March 31, 2016 and December 31, 2015, respectively. The total finance portfolio as of March 31, 2016 included approximately $6.9 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2015 included approximately $6.7 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the three months ended March 31, 2016, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $11.7 million compared to $12.9 million for the same period in 2015.

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

We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future:

•	Our €300.0 million (or approximately $338.0 million as of April 26, 2016) of funding through new term loan agreements (see further discussion below).

•
Our revolving credit and term loan facility, consisting of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $355.4 million as of March 31, 2016) term loan facility, which expires in June 2020. As of March 31, 2016, $303.1 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $355.4 million) was outstanding under the term loan facility (see further discussion below).

•	Our €200.0 million (or approximately $227.8 million as of March 31, 2016) 1.056% senior term loan, which matures in 2020 (see further discussion below).

•	Our $307.5 million of 5 7/8% senior notes, which mature in 2021 (see further discussion below).

•
Our accounts receivable sales agreements with our finance joint ventures in the United States, Canada, Europe and Brazil. As of March 31, 2016, approximately $1.1 billion of cash had been received under these agreements (see further discussion below).

In addition, although we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business.

Current Facilities
Our €200.0 million 4 1/2% senior term loan with Rabobank was due May 2, 2016. We had the ability to prepay the term loan before its maturity date. Interest was payable on the term loan at 4 1/2% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The term loan contained covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and was subject to acceleration in the event of default. We also had to fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

On April 26, 2016, we entered into two term loan agreements with Rabobank, in the amount of €100.0 million and €200.0 million, respectively. The €300.0 million (or approximately $338.0 million) of funding was received on April 26, 2016 and was partially used to repay our €200.0 million (or approximately $225.4 million) 4½% senior term loan with Rabobank which was due May 2, 2016, for net proceeds of approximately €99.6 million (or approximately $112.2 million) after debt issuance costs. The provisions of the two term loans are identical in nature. We have the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the term loans per annum, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on our net leverage ratio. Interest is paid quarterly in arrears on April 26, July 26, October 26 and January 26 of each year. The term loan contains certain covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio.

Our revolving credit facility and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $355.4 million as of March 31, 2016) term loan facility. We are not required to make quarterly payments towards the term loan facility and the maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at our option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on our leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in US dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on our leverage ratio. As is more fully described in Note 11 to our Condensed Consolidated Financial Statements, we entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. The credit facility contains covenants restricting,

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

among other things, the incurrence of indebtedness and the making of certain payments, including dividends, and is subject to acceleration in the event of a default. We also must fulfill financial covenants with respect to a total debt to EBITDA ratio and an interest coverage ratio. As of March 31, 2016, we had $658.5 million of outstanding borrowings under the credit facility and availability to borrow approximately $496.9 million under the facility. Approximately $303.1 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $355.4 million) was outstanding under the term loan facility as of March 31, 2016. As of December 31, 2015, no amounts were outstanding under our multi-currency revolving credit facility, and we had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million (or approximately $338.9 million) was outstanding under the term loan facility as of December 31, 2015.

During 2015, we designated the €312.0 million ($355.4 million as of March 31, 2016) term loan facility as a hedge of our net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 to our Condensed Consolidated Financial Statements for additional information about the net investment hedge.

In December 2014, we entered into a term loan with the European Investment Bank, which provided us with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $227.8 million as of March 31, 2016) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. We have the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The term loan contains covenants restricting, among other things, the incurrence of indebtedness and the making of certain payments, as well as commitments regarding amounts of future research and development expenses in Europe, and is subject to acceleration in the event of default. We also must fulfill financial covenants with respect to a net leverage ratio and an interest coverage ratio.

Our $307.5 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears on June 1 and December 1 of each year. At any time prior to September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, we may redeem the notes, in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11 to our Condensed Consolidated Financial Statements, we entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. A weighted average interest rate of 4.52% was applicable from the date of inception of the interest rate swap to March 31, 2016.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European finance joint ventures, and our accounts receivables agreement in Brazil permits the sale, on an ongoing basis, of a portion of our wholesale receivables to our Brazilian finance joint venture. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both March 31, 2016 and December 31, 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion.

Our finance joint ventures in Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of March 31, 2016 and December 31, 2015, these finance joint ventures had approximately $17.3 million and $17.7 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cash Flows

Cash flows used in operating activities were approximately $348.2 million and $286.0 million for the first three months of 2016 and 2015, respectively. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $949.8 million in working capital at March 31, 2016 as compared with $712.9 million at December 31, 2015 and $1,382.9 million at March 31, 2015. Accounts receivable and inventories, combined, at March 31, 2016 were $408.1 million higher and $199.5 million lower than at December 31, 2015 and March 31, 2015, respectively. The decrease in accounts receivable and inventories as of March 31, 2016 as compared to March 31, 2015 was primarily a result of a decrease in production levels as well as the negative impact of foreign currency translation.

Capital expenditures for the first three months of 2016 were $35.7 million compared to $62.9 million for the first three months of 2015. We anticipate that capital expenditures for the full year of 2016 will be approximately $250.0 million and will primarily be used to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 35.0% and 30.0% at March 31, 2016 and December 31, 2015, respectively.

Share Repurchase Program

During the three months ended March 31, 2016, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $60.0 million of shares of our common stock.  We received approximately 974,619 shares during the three months ended March 31, 2016 related to the ASR agreement.  All shares received under the ASR agreement were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets. The specific number of shares we will ultimately repurchase will be determined at the completion of the term of the ASR based on the daily volume-weighted average share price of our common stock less an agreed upon discount. Upon settlement of the ASR, we may be entitled to receive additional shares of common stock, or under certain circumstances, be required to remit a settlement amount. We expect that additional shares will be received by us upon final settlement of our current ASR, which expires during the second quarter of 2016.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $184.2 million.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At March 31, 2016, we have outstanding guarantees of indebtedness owed to third parties of approximately $49.0 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European finance joint ventures, and a portion of our wholesale accounts receivables to our finance joint venture in Brazil. At March 31, 2016, we had outstanding non-designated foreign exchange contracts with a gross notional amount of approximately $1,644.2 million, and there were no outstanding designated foreign currency contracts as of March 31, 2016. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

Contingencies

As part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of our Brazilian operations and the related transfer of certain assets to our Brazilian subsidiaries.

Refer to Note 17 to our Condensed Consolidated Financial Statements for further discussion of these matters.

OUTLOOK
Weak industry demand for farm equipment is expected in all regions for the full year of 2016 resulting from lower commodity prices and reduced farm income levels. Our net sales in 2016 are expected to decrease compared to 2015, primarily due to the projected industry decline and unfavorable currency translation impacts. Gross and operating margins are expected to be below 2015 levels due to the negative impact of lower sales and production volumes, a weaker product mix and an expected increase in engineering expenses. Benefits from our cost reduction initiatives are expected to partially offset the volume-related impacts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to reserves, goodwill and intangible assets, income taxes, pension and other postretirement benefit obligations, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As a result of continuing agricultural industry declines and the related impact to our U.S. business, we will continually assess the realization of our U.S. deferred tax assets. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Any forward-looking statement should be considered in light of such important factors. For additional factors and additional information regarding these factors, please see “Risk Factors” in our Form 10-K for the year ended December 31, 2015.

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

Foreign Currency Risk Management
We have significant manufacturing operations in the United States, France, Germany, Finland and Brazil, and we purchase a portion of our tractors, combines and components from third-party foreign suppliers, primarily in various European countries and in Japan. We also sell products in over 140 countries throughout the world. The majority of our net sales outside the United States are denominated in the currency of the customer location, with the exception of sales in the Middle East, Africa, Asia and parts of South America, where net sales are primarily denominated in British pounds, Euros or United States dollars (See “Segment Reporting” in Note 15 to our Consolidated Financial Statements for the year ended December 31, 2015 for sales by customer location). Our most significant transactional foreign currency exposures are the Euro, the Brazilian real and the Canadian dollar in relation to the United States dollar, and the Euro in relation to the British pound. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations.

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

During 2016, no foreign currency contracts were designated as cash flow hedges of expected future sales and purchases. During 2015, we designated certain foreign currency contracts as cash flow hedges of forecasted sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive loss and are subsequently reclassified into cost of goods sold during the period the sales and purchases are recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net loss recorded in other comprehensive loss that was reclassified into cost of goods sold during the three months ended March 31, 2015 was approximately $0.3 million, on an after-tax basis.

Assuming a 10% change relative to the currency of the hedge contracts, the fair value of the foreign currency instruments negatively impacted by approximately $5.8 million as of March 31, 2016. Using the same sensitivity analysis as of March 31, 2015, the fair value of such instruments would have decreased by approximately $30.6 million. Due to the fact that these instruments are primarily entered into for hedging purposes, the gains or losses on the contracts would largely be offset by losses and gains on the underlying firm commitment or forecasted transaction.

Interest Rate Risk
Our interest expense is, in part, sensitive to the general level of interest rates. We manage our exposure to interest rate risk through our mix of floating rate and fixed rate debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.

During the third quarter of 2015, we entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $355.4 million as of March 31, 2016) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. This interest rate swap agreement was undertaken to fix the interest rate on our floating rate term loan facility (Refer to Note 6 to our Condensed Consolidated Financial Statements). Under the swap agreement, we pay a fixed interest rate of 0.33% plus application margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR. Changes in the fair value of the interest rate swap are recorded in other comprehensive loss. These amounts are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest expense on our floating rate term loan facility affects earnings. For the three months ended March 31, 2016, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $4.7 million, which was recorded in other comprehensive income. The amount of the net loss recorded in other comprehensive income that was reclassified into “Interest expense, net” during the three months ended March 31, 2016 was approximately $0.2 million, on an after-tax basis.

During the third quarter of 2015, we entered into an interest rate swap with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of our 5 7/8% senior notes (Refer to Note 6 to our Condensed Consolidated Financial Statements). Under this interest rate swap, we pay a floating interest rate based on the three-month LIBOR plus a spread of 4.14% (or a weighted average interest rate of 4.52% from the date of inception of the interest rate swap to March 31, 2016) and the counterparty to the agreement pays a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap are recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes. For the three months ended March 31, 2016, we recorded unrealized losses on the hedged debt of approximately $7.5 million in “Interest expense, net” in our Condensed Consolidated Statement of Operations. The unrealized gains of approximately $7.5 million on the related interest rate swap instrument offset such unrealized losses, and were also recorded in “Interest expense, net” in our Condensed Consolidated Statement of Operations.

Based on our floating rate debt, our outstanding interest rate swap contract which contains a floating rate, and our accounts receivable sales facilities outstanding at March 31, 2016, a 10% increase in interest rates, would have increased, collectively, “Interest expense, net” and “Other expense, net” for the three months ended March 31, 2016 by approximately $1.0 million.

We had no interest rate swap contracts outstanding during the three months ended March 31, 2015.
Net Investment Hedge
We use non-derivative and from time to time derivative instruments to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates.
During 2015, we designated our €312.0 million (or approximately $355.4 million as of March 31, 2016) term loan facility with a maturity date of June 26, 2020 as a hedge of our net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. Refer to Note 11 to our Condensed Consolidated Financial Statements for further discussion.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(3)
January 1, 2016 through January 31, 2016 (2)	407,607	$47.20	407,607	$244.2
February 1, 2016 through February 29, 2016 (3)	974,619	$49.25	974,619	$184.2
March 1, 2016 through March 31, 2016	—	$—	—	$184.2
Total	1,382,226	$47.95	1,382,226	$184.2

(1) Our Board of Directors’ authorization to repurchase these shares expires in December 2016.

(2) In November 2015, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $100.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 1,711,230 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In January 2016, the remaining 407,607 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

(3) In February 2016, we entered into an ASR agreement with a third-party financial institution to repurchase $60.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 974,619 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. The ASR agreement is expected to be completed no later than second quarter of 2016. The average price paid per share related to the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 974,619 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $60.0 million payment. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Credit Agreement dated as of April 26, 2016	Filed herewith

10.2	Credit Agreement dated as of April 26, 2016	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2016	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)