Form 10-Q
period 2016-06-30
AGCO CORP /DE
filed 2016-08-09
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended June 30, 2016
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
As of August 5, 2016, AGCO Corporation had 81,114,957 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES
INDEX

		Page Numbers

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2016 and 2015	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2016 and 2015	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

SIGNATURES		42
EX-2.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$324.7	$426.7
Accounts and notes receivable, net	946.0	836.8
Inventories, net	1,764.1	1,423.4
Other current assets	271.4	211.4
Total current assets	3,306.2	2,898.3
Property, plant and equipment, net	1,355.1	1,347.1
Investment in affiliates	424.7	392.9
Deferred tax assets	87.8	100.7
Other assets	145.2	136.5
Intangible assets, net	520.8	507.7
Goodwill	1,176.1	1,114.5
Total assets	$7,015.9	$6,497.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$93.7	$89.0
Senior term loan	—	217.2
Accounts payable	741.1	625.6
Accrued expenses	1,125.7	1,106.9
Other current liabilities	185.6	146.7
Total current liabilities	2,146.1	2,185.4
Long-term debt, less current portion and debt issuance costs	1,378.7	925.2
Pensions and postretirement health care benefits	218.1	233.9
Deferred tax liabilities	93.9	86.4
Other noncurrent liabilities	196.3	183.5
Total liabilities	4,033.1	3,614.4
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 81,114,868 and 83,814,809 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	0.8	0.8
Additional paid-in capital	191.5	301.7
Retained earnings	4,032.5	3,996.0
Accumulated other comprehensive loss	(1,301.1)	(1,460.2)
Total AGCO Corporation stockholders’ equity	2,923.7	2,838.3
Noncontrolling interests	59.1	45.0
Total stockholders’ equity	2,982.8	2,883.3
Total liabilities and stockholders’ equity	$7,015.9	$6,497.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended June 30,
	2016	2015
Net sales	$1,995.6	$2,069.3
Cost of goods sold	1,568.6	1,619.7
Gross profit	427.0	449.6
Selling, general and administrative expenses	217.8	213.1
Engineering expenses	77.1	71.7
Restructuring expenses	2.1	4.0
Amortization of intangibles	11.4	10.9
Income from operations	118.6	149.9
Interest expense, net	11.9	11.3
Other expense, net	16.0	9.5
Income before income taxes and equity in net earnings of affiliates	90.7	129.1
Income tax provision	54.8	37.9
Income before equity in net earnings of affiliates	35.9	91.2
Equity in net earnings of affiliates	13.5	14.4
Net income	49.4	105.6
Net loss attributable to noncontrolling interests	0.9	1.5
Net income attributable to AGCO Corporation and subsidiaries	$50.3	$107.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.61	$1.22
Diluted	$0.61	$1.22
Cash dividends declared and paid per common share	$0.13	$0.12
Weighted average number of common and common equivalent shares outstanding:
Basic	82.0	87.6
Diluted	82.1	87.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Six Months Ended June 30,
	2016	2015
Net sales	$3,554.9	$3,771.9
Cost of goods sold	2,813.2	2,974.4
Gross profit	741.7	797.5
Selling, general and administrative expenses	429.0	424.3
Engineering expenses	148.3	140.5
Restructuring expenses	4.0	14.6
Amortization of intangibles	22.4	21.4
Income from operations	138.0	196.7
Interest expense, net	22.4	21.5
Other expense, net	27.3	19.3
Income before income taxes and equity in net earnings of affiliates	88.3	155.9
Income tax provision	54.4	48.5
Income before equity in net earnings of affiliates	33.9	107.4
Equity in net earnings of affiliates	25.7	28.1
Net income	59.6	135.5
Net (income) loss attributable to noncontrolling interests	(1.5)	1.7
Net income attributable to AGCO Corporation and subsidiaries	$58.1	$137.2
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.70	$1.55
Diluted	$0.70	$1.55
Cash dividends declared and paid per common share	$0.26	$0.24
Weighted average number of common and common equivalent shares outstanding:
Basic	82.5	88.2
Diluted	82.6	88.3

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended June 30,
	2016	2015
Net income	$49.4	$105.6
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	66.8	65.9
Defined benefit pension plans, net of tax	2.9	2.2
Unrealized (loss) gain on derivatives, net of tax	(4.1)	0.1
Other comprehensive income, net of reclassification adjustments	65.6	68.2
Comprehensive income	115.0	173.8
Comprehensive loss attributable to noncontrolling interests	0.1	0.8
Comprehensive income attributable to AGCO Corporation and subsidiaries	$115.1	$174.6

	Six Months Ended June 30,
	2016	2015
Net income	$59.6	$135.5
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	161.6	(278.3)
Defined benefit pension plans, net of tax	5.1	4.4
Unrealized loss on derivatives, net of tax	(6.8)	(1.5)
Other comprehensive income (loss), net of reclassification adjustments	159.9	(275.4)
Comprehensive income (loss)	219.5	(139.9)
Comprehensive (income) loss attributable to noncontrolling interests	(2.3)	0.9
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$217.2	$(139.0)

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$59.6	$135.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	111.9	108.2
Deferred debt issuance cost amortization	0.7	1.2
Amortization of intangibles	22.4	21.4
Stock compensation expense	11.4	7.1
Proceeds from termination of hedging instrument	7.3	—
Equity in net earnings of affiliates, net of cash received	(9.1)	(22.9)
Deferred income tax provision	14.6	(3.0)
Other	(0.3)	(0.2)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(61.1)	(147.4)
Inventories, net	(263.3)	(170.9)
Other current and noncurrent assets	(34.3)	(33.1)
Accounts payable	80.6	149.5
Accrued expenses	0.3	(17.4)
Other current and noncurrent liabilities	(5.3)	—
Total adjustments	(124.2)	(107.5)
Net cash (used in) provided by operating activities	(64.6)	28.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(72.0)	(101.3)
Proceeds from sale of property, plant and equipment	0.9	0.8
Purchase of businesses, net of cash acquired	(38.8)	(18.6)
Investment in consolidated affiliates, net of cash acquired	(11.8)	—
Investment in unconsolidated affiliates	—	(5.2)
Restricted cash	0.4	—
Net cash used in investing activities	(121.3)	(124.3)
Cash flows from financing activities:
Proceeds from debt obligations, net	214.1	432.9
Purchases and retirement of common stock	(120.0)	(125.0)
Payment of dividends to stockholders	(21.6)	(21.3)
Payment of minimum tax withholdings on stock compensation	(1.8)	(6.0)
Payment of debt issuance costs	(0.5)	(0.7)
Net cash provided by financing activities	70.2	279.9
Effects of exchange rate changes on cash and cash equivalents	13.7	(49.1)
(Decrease) increase in cash and cash equivalents	(102.0)	134.5
Cash and cash equivalents, beginning of period	426.7	363.7
Cash and cash equivalents, end of period	$324.7	$498.2

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. This standard will likely impact the results of operations and financial condition of the Company’s finance joint ventures and as a result, will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates” upon adoption.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. In addition, the standard clarifies the statement of cash flow presentation for certain components of share-based awards. The application methods are specific to each component of the ASU and may be applied using a prospective, retrospective or a modified retrospective approach. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. ASU 2014-09 outlines a comprehensive, single revenue recognition model that provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 using either a full retrospective or a modified retrospective approach. Early adoption is not permitted. On July 9, 2015, the FASB delayed the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

effective date of ASU 2014-09 by one year or to reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and each have the same effective date as the original standard. The Company is currently evaluating the impact of adopting these standards on the Company’s results of operations and financial condition.

2.    ACQUISITIONS

On February 2, 2016, the Company acquired Tecno Poultry Equipment S.p.A (“Tecno”) for approximately €58.4 million (or approximately $63.4 million). The Company acquired cash of approximately €17.6 million (or approximately $19.1 million) associated with the acquisition. Tecno, headquartered in Marsango di Campo San Martino, Italy, manufactures and supplies poultry housing and related products, including egg collection equipment and trolley feeding systems. The acquisition was financed through the Company’s credit facility (Note 6). The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, deferred revenue, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $27.5 million of customer relationship, technology and trademark identifiable intangible assets and approximately $20.7 million of goodwill associated with the acquisition. The results of operations of Tecno have been included in the Company’s Consolidated Financial Statements as of and from the date of acquisition.

The acquired identifiable intangible assets of Tecno as of the date of the acquisition are summarized in the following table (in millions):

Intangible Asset	Amount	Weighted-Average Useful Life
Customer relationships	$15.7	10	years
Technology	7.9	10	years
Trademarks	3.9	10	years
	$27.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    RESTRUCTURING EXPENSES

Since 2014, the Company has initiated several actions to rationalize employee headcount at various manufacturing facilities and administrative offices in order to reduce costs in response to softening global demand and reduced production volumes. During the six months ended June 30, 2016, the Company recorded severance and related costs associated with various rationalizations in the United States, South America and Europe, connected with the termination of approximately 300 employees. The components of the restructuring expenses are summarized as follows (in millions):

	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2015	$16.9	$—	$16.9
First quarter 2016 provision	1.9	—	1.9
First quarter 2016 cash activity	(3.4)	—	(3.4)
Foreign currency translation	0.6	—	0.6
Balance as of March 31, 2016	16.0	—	16.0
Second quarter 2016 provision	1.3	0.8	2.1
Second quarter 2016 cash activity	(3.2)	—	(3.2)
Foreign currency translation	(0.3)	—	(0.3)
Balance as of June 30, 2016	$13.8	$0.8	$14.6

4.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$0.5	$0.3	$0.9	$0.5
Selling, general and administrative expenses	5.7	4.7	10.8	6.9
Total stock compensation expense	$6.2	$5.0	$11.7	$7.4

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of June 30, 2016, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 2,677,493 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the six months ended June 30, 2016 and 2015 was $47.94 and $42.46, respectively.

During the six months ended June 30, 2016, the Company granted 1,327,042 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the six months ended June 30, 2016 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,449,396
Shares awarded	1,327,042
Shares forfeited or unearned	(34,440)
Shares earned	—
Shares awarded but not earned at June 30	2,741,998

As of June 30, 2016, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $55.8 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Restricted Stock Unit Awards

During the six months ended June 30, 2016, the Company granted 137,496 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. For RSU awards granted in 2015, dividends will accrue on all unvested grants until the end of each vesting date within the three-year requisite service period. In January 2016, the Company amended its RSU award agreement such that dividends will not accrue on unvested grants over the requisite service period on all future RSU grants. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the six months ended June 30, 2016 and 2015 was $45.05 and $43.88, respectively. RSU transactions during the six months ended June 30, 2016 were as follows:

Shares awarded but not vested at January 1	137,396
Shares awarded	137,496
Shares forfeited	(3,924)
Shares vested	(46,137)
Shares awarded but not vested at June 30	224,831

As of June 30, 2016, the total compensation cost related to the unvested RSUs not yet recognized was approximately $8.3 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the six months ended June 30, 2016 were as follows:

SSARs outstanding at January 1	1,319,911
SSARs granted	296,200
SSARs exercised	(89,400)
SSARs canceled or forfeited	(10,675)
SSARs outstanding at June 30	1,516,036

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2016 grant was made on April 28, 2016 and equated to 20,232 shares of common stock, of which 15,395 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the six months ended June 30, 2016 associated with these grants.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2016 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2015	$122.2	$492.3	$92.5	$9.1	$716.1
Acquisitions	5.2	18.6	9.8	—	33.6
Foreign currency translation	0.4	6.7	1.5	(0.2)	8.4
Balance as of June 30, 2016	$127.8	$517.6	$103.8	$8.9	$758.1

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2015	$41.9	$193.8	$55.1	$2.9	$293.7
Amortization expense	3.6	16.3	2.4	0.1	22.4
Foreign currency translation	0.3	5.9	1.0	(0.1)	7.1
Balance as of June 30, 2016	$45.8	$216.0	$58.5	$2.9	$323.2

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2015	$85.3
Foreign currency translation	0.6
Balance as of June 30, 2016	$85.9
The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Changes in the carrying amount of goodwill during the six months ended June 30, 2016 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2015	$518.7	$114.4	$425.2	$56.2	$1,114.5
Acquisitions	24.1	—	6.2	—	30.3
Foreign currency translation	—	26.2	4.3	0.8	31.3
Balance as of June 30, 2016	$542.8	$140.6	$435.7	$57.0	$1,176.1

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

6.    INDEBTEDNESS

Indebtedness consisted of the following at June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	December 31, 2015
1.056% Senior term loan due 2020	$221.7	$217.2
Credit facility, expiring 2020	455.9	338.9
Senior term loan due 2021	332.6	—
5 7/8% Senior notes due 2021	307.3	297.4
4 1/2% Senior term loan due 2016	—	217.2
Other long-term debt	158.7	164.3
Debt issuance costs	(3.8)	(3.6)
	1,472.4	1,231.4
Less: 4 1/2% Senior term loan due 2016	—	(217.2)
Current portion of other long-term debt	(93.7)	(89.0)
Total indebtedness, less current portion	$1,378.7	$925.2

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $221.7 million as of June 30, 2016) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $345.9 million as of June 30, 2016) term loan facility. The maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. As of June 30, 2016, the Company had $455.9 million of outstanding borrowings under the credit facility and availability to borrow approximately $690.0 million under the facility. Approximately $110.0 million was outstanding under the multi-currency revolving credit facility and €312.0 million (or approximately $345.9 million) was outstanding under the term loan facility as of June 30, 2016. As of December 31, 2015, no amounts were outstanding under the Company’s multi-currency revolving

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately€312.0 million (or approximately $338.9 million) was outstanding under the term loan facility as of December 31, 2015.

During 2015, the Company designated its€312.0 million ($345.9 million as of June 30, 2016) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 for additional information about the net investment hedge.

Senior Term Loan

On April 26, 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively. The €300.0 million (or approximately $332.6 million as of June 30, 2016) of funding was received on April 26, 2016 and was partially used to repay the Company’s 4½% senior term loan with Rabobank which was due May 2, 2016. The Company received net proceeds of approximately €99.6 million (or approximately $112.2 million) after debt issuance costs. The provisions of the two term loans are identical in nature. The Company has the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the term loans per annum, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. Interest is paid quarterly in arrears.

5 7/8%  Senior Notes

The Company’s $307.3 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During the second quarter of 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which will be amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021.

Former 4 1/2% Senior Term Loan

On April 26, 2016, the Company repaid its €200.0 million (or approximately $225.4 million) 4 1/2% senior term loan with Rabobank that was due May 2, 2016. The Company had the ability to prepay the term loan before its maturity date. Interest was payable on the term loan at 4 1/2% per annum, payable quarterly in arrears.

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At June 30, 2016 and December 31, 2015, outstanding letters of credit totaled $17.4 million and $17.5 million, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

7.    INVENTORIES

Inventories at June 30, 2016 and December 31, 2015 were as follows (in millions):

	June 30, 2016	December 31, 2015
Finished goods	$759.7	$523.1
Repair and replacement parts	560.2	515.4
Work in process	118.9	97.5
Raw materials	325.3	287.4
Inventories, net	$1,764.1	$1,423.4

8.    PRODUCT WARRANTY

The warranty reserve activity for the three and six months ended June 30, 2016 and 2015 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$241.7	$252.9	$230.3	$284.6
Acquisitions	—	—	0.6	—
Accruals for warranties issued during the period	51.4	43.3	95.4	77.3
Settlements made (in cash or in kind) during the period	(47.6)	(42.2)	(88.2)	(87.1)
Foreign currency translation	(4.9)	7.3	2.5	(13.5)
Balance at June 30	$240.6	$261.3	$240.6	$261.3

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $205.3 million and $195.2 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. Approximately $35.3 million and $35.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

9.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015 is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$50.3	$107.1	$58.1	$137.2
Weighted average number of common shares outstanding	82.0	87.6	82.5	88.2
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.61	$1.22	$0.70	$1.55
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$50.3	$107.1	$58.1	$137.2
Weighted average number of common shares outstanding	82.0	87.6	82.5	88.2
Dilutive SSARs, performance share awards and RSUs	0.1	0.1	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	82.1	87.7	82.6	88.3
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.61	$1.22	$0.70	$1.55

SSARs to purchase approximately 1.2 million shares of the Company’s common stock for the three and six months ended June 30, 2016 and approximately 0.9 million and 1.3 million shares of the Company’s common stock for the three and six months ended June 30, 2015, respectively, were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

10.    INCOME TAXES

At June 30, 2016 and December 31, 2015, the Company had approximately $145.1 million and $133.0 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2016 and December 31, 2015, the Company had approximately $64.4 million and $61.2 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At June 30, 2016 and December 31, 2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $21.5 million and $18.3 million, respectively. Generally, tax years 2010 through 2015 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.
During the second quarter of 2016, the Company recorded a non-cash deferred income tax charge of approximately $31.6 million to increase the valuation allowance on its deferred income tax assets in the United States for previous periods. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at June 30, 2016 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining deferred tax assets, net of the valuation allowance, in future years.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Derivative Transactions Designated as Hedging Instruments

Foreign Currency Contracts

During 2016 and 2015, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive loss and were subsequently reclassified into cost of goods sold during the period the sales and purchases were recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. During the six months ended June 30, 2016, no losses or gains were reclassified into cost of goods sold as the related sales and purchases had not yet been recognized. The amount of the net loss recorded in other comprehensive income(loss) that was reclassified into cost of goods sold during the six months ended June 30, 2015 was approximately $1.1 million on an after-tax basis. The Company had outstanding foreign currency contracts with a notional amount of approximately $18.3 million as of June 30, 2016 that were entered into to hedge forecasted sale and purchase transactions. As of December 31, 2015, there were no outstanding foreign currency contracts. The outstanding contracts as of June 30, 2016 range in maturity through December 2016.

Interest Rate Swap Contracts

Cash Flow Hedge

During the third quarter of 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $345.9 million as of June 30, 2016) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss). These amounts are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings. For the three and six months ended June 30, 2016, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $4.4 million and $7.4 million, respectively, which was recorded in other comprehensive income. The amount of the net loss recorded in other comprehensive income that was reclassified into “Interest expense, net” during the three and six months ended June 30, 2016 was approximately $0.7 million and $0.9 million, respectively, on an after-tax basis. There was no ineffectiveness during the six months ended June 30, 2016.

Fair Value Hedge

During the third quarter of 2015, the Company entered into an interest rate swap instrument with a notional amount of $300.0 million and an expiration date of December 1, 2021 designated as a fair value hedge of the Company’s 5 7/8% senior notes (Note 6). Under the interest rate swap, the Company paid a floating interest rate based on the three-month LIBOR plus a spread of 4.14% and the counterparty to the agreement paid a fixed interest rate of 5 7/8%. The gains and losses related to changes in the fair value of the interest rate swap were recorded to “Interest expense, net” and offset changes in the fair value of the underlying hedged 5 7/8% senior notes.

During the second quarter of 2016, the Company terminated the existing interest rate swap transaction and received cash proceeds of approximately $7.3 million. The resulting gain was deferred and is being amortized as a reduction to “Interest expense, net” over the remaining term of the Company’s 5 7/8% senior notes through December 1, 2021. As of June 30, 2016, the unamortized portion of the deferred gain was approximately $7.3 million and the amortization for both the three and six months ended June 30, 2016 was approximately less than $0.1 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the six months ended June 30, 2016 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2015	$(3.3)	$(1.3)	$(2.0)
Net changes in fair value of derivatives	(7.8)	(0.1)	(7.7)
Net losses reclassified from accumulated other comprehensive loss into income	0.9	—	0.9
Accumulated derivative net losses as of June 30, 2016	$(10.2)	$(1.4)	$(8.8)

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

During 2015, the Company designated its €312.0 million (or approximately $345.9 million as of June 30, 2016) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. As of June 30, 2016, approximately $0.5 million of foreign currency losses were included in the cumulative translation adjustment component of accumulated other comprehensive loss.

There was no ineffectiveness with respect to the net investment hedge discussed above during the six months ended June 30, 2016.

Derivative Transactions Not Designated as Hedging Instruments

During 2016 and 2015, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of June 30, 2016 and December 31, 2015, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,854.7 million and $1,533.9 million, respectively, that were entered into to economically hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and six months ended June 30, 2016, the Company recorded a net gain of approximately $6.0 million and $14.3 million, respectively, within “Other expense, net” within the Company’s Condensed Consolidated Statements of Operations related to these contracts. For the three and six months ended June 30, 2015, the Company recorded a net gain of approximately $5.4 million and a net loss of approximately $40.3 million, respectively, within “Other expense, net” within the Company’s Condensed Consolidated Statements of Operations related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of June 30, 2016 (in millions):

	Asset Derivatives as of June 30, 2016		Liability Derivatives as of June 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$—	Other current liabilities	$0.4
Interest rate swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	9.8
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	16.1	Other current liabilities	4.0
Total derivative instruments		$16.1		$14.2

The table below sets forth the fair value of derivative instruments as of December 31, 2015 (in millions):

	Asset Derivatives as of December 31, 2015		Liability Derivatives as of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent liabilities	$5.9
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	4.8	Other current liabilities	7.9
Total derivative instruments		$4.8		$13.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the six months ended June 30, 2016 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2015	$0.8	$301.7	$3,996.0	$(1,460.2)	$45.0	$2,883.3
Stock compensation	—	11.4	—	—	—	11.4
Issuance of RSUs	—	(0.9)	—	—	—	(0.9)
SSARs exercised	—	(0.7)	—	—	—	(0.7)
Comprehensive income:
Net income	—	—	58.1	—	1.5	59.6
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	160.8	0.8	161.6
Defined benefit pension plans, net of tax	—	—	—	5.1	—	5.1
Unrealized loss on derivatives, net of tax	—	—	—	(6.8)	—	(6.8)
Payment of dividends to stockholders	—	—	(21.6)	—	—	(21.6)
Purchases and retirement of common stock	—	(120.0)	—	—	—	(120.0)
Investment by noncontrolling interest	—	—	—	—	11.8	11.8
Balance, June 30, 2016	$0.8	$191.5	$4,032.5	$(1,301.1)	$59.1	$2,982.8

Total comprehensive (loss) income attributable to noncontrolling interests for the three and six months ended June 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(0.9)	$(1.5)	$1.5	$(1.7)
Other comprehensive income:
Foreign currency translation adjustments	0.8	0.7	0.8	0.8
Total comprehensive (loss) income	$(0.1)	$(0.8)	$2.3	$(0.9)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2016 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2015	$(249.0)	$(2.0)	$(1,209.2)	$(1,460.2)
Other comprehensive (loss) income before reclassifications	—	(7.7)	160.8	153.1
Net losses reclassified from accumulated other comprehensive loss	5.1	0.9	—	6.0
Other comprehensive income (loss), net of reclassification adjustments	5.1	(6.8)	160.8	159.1
Accumulated other comprehensive loss, June 30, 2016	$(243.9)	$(8.8)	$(1,048.4)	$(1,301.1)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended June 30, 2016 and 2015 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three months ended June 30, 2016 (1)	Three months ended June 30, 2015 (1)
Derivatives:
Net losses on foreign currency contracts	$—	$0.9	Cost of goods sold
Net losses on interest rate swap contracts	0.5	—	Interest expense, net
Reclassification before tax	0.5	0.9
	0.2	(0.1)	Income tax benefit (provision)
Reclassification net of tax	$0.7	$0.8

Defined benefit pension plans:
Amortization of net actuarial loss	$2.7	$2.8	(2)
Amortization of prior service cost	0.3	0.2	(2)
Reclassification before tax	3.0	3.0
	(0.1)	(0.8)	Income tax provision
Reclassification net of tax	$2.9	$2.2

Net losses reclassified from accumulated other comprehensive loss	$3.6	$3.0
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the six months ended June 30, 2016 and 2015 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Six months ended June 30, 2016 (1)	Six months ended June 30, 2015 (1)
Derivatives:
Net losses on foreign currency contracts	$—	$1.2	Cost of goods sold
Net losses on interest rate swap contracts	0.9	—	Interest expense, net
Reclassification before tax	0.9	1.2
	—	(0.1)	Income tax provision
Reclassification net of tax	$0.9	$1.1

Defined benefit pension plans:
Amortization of net actuarial loss	$5.3	$5.6	(2)
Amortization of prior service cost	0.6	0.3	(2)
Reclassification before tax	5.9	5.9
	(0.8)	(1.5)	Income tax provision
Reclassification net of tax	$5.1	$4.4

Net losses reclassified from accumulated other comprehensive loss	$6.0	$5.5
____________________________________
(1) Losses included within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

During the six months ended June 30, 2016, the Company entered into accelerated share repurchase (“ASR”)agreements with a financial institution to repurchase an aggregate of $120.0 million of shares of the Company’s common stock.  The Company received approximately 2,349,735 shares during the six months ended June 30, 2016 related to the ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $123.9 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of June 30, 2016 and December 31, 2015, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures. The Company also had an accounts receivable sales agreement that permits the sale, on an ongoing basis, of a portion of its wholesale receivables in Brazil to its Brazilian finance joint venture. As of June 30, 2016 and December 31, 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion and $1.1 billion, respectively.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.7 million and $9.5 million during the three and six months ended June 30, 2016, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.4 million and $9.4 million during the three and six months ended June 30, 2015, respectively.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of June 30, 2016 and December 31, 2015, these finance joint ventures had approximately $20.7 million and $17.7 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended June 30, 2016 and 2015 are set forth below (in millions):

	Three Months Ended June 30,
Pension benefits	2016	2015
Service cost	$4.1	$4.6
Interest cost	6.4	7.8
Expected return on plan assets	(10.2)	(11.1)
Amortization of net actuarial loss	2.7	2.8
Amortization of prior service cost	0.2	0.1
Net periodic pension cost	$3.2	$4.2

	Three Months Ended June 30,
Postretirement benefits	2016	2015
Interest cost	$0.4	$0.3
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.5	$0.4

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the six months ended June 30, 2016 and 2015 are set forth below (in millions):

	Six Months Ended June 30,
Pension benefits	2016	2015
Service cost	$8.2	$9.3
Interest cost	12.8	15.6
Expected return on plan assets	(20.4)	(22.2)
Amortization of net actuarial loss	5.3	5.6
Amortization of prior service cost	0.5	0.2
Net periodic pension cost	$6.4	$8.5

	Six Months Ended June 30,
Postretirement benefits	2016	2015
Interest cost	$0.8	$0.7
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$0.9	$0.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the six months ended June 30, 2016 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2015	$(336.6)	$(87.6)	$(249.0)
Amortization of net actuarial loss	5.3	0.8	4.5
Amortization of prior service cost	0.6	—	0.6
Accumulated other comprehensive loss as of June 30, 2016	$(330.7)	$(86.8)	$(243.9)

During the six months ended June 30, 2016, approximately $17.3 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2016 to its defined pension benefit plans will aggregate approximately $32.0 million.
During the six months ended June 30, 2016, the Company made approximately $0.7 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2016.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized below (in millions):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$16.1	$—	$16.1
Derivative liabilities	$—	$14.2	$—	$14.2
Trading securities	$—	$0.5	$—	$0.5

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$4.8	$—	$4.8
Derivative liabilities	$—	$13.8	$—	$13.8
Long-term debt	$—	$297.4	$—	$297.4
Trading securities	$—	$6.6	$—	$6.6

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loan due 2021 and 5 7/8% senior notes (Note 6) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three and six months ended June 30, 2016 and 2015 and assets as of June 30, 2016 and December 31, 2015 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2016
Net sales	$498.9	$203.4	$1,185.3	$108.0	$1,995.6
Income from operations	23.6	—	143.3	2.2	169.1
Depreciation	16.5	5.3	31.0	3.6	56.4
Capital expenditures	8.4	8.2	18.6	1.1	36.3
2015
Net sales	$563.1	$280.3	$1,137.0	$88.9	$2,069.3
Income (loss) from operations	58.0	15.2	134.6	(10.9)	196.9
Depreciation	15.2	5.5	30.6	2.8	54.1
Capital expenditures	9.0	3.1	17.4	8.9	38.4

Six Months Ended June 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2016
Net sales	$907.3	$347.6	$2,109.4	$190.6	$3,554.9
Income (loss) from operations	22.9	0.4	213.6	(0.7)	236.2
Depreciation	32.1	9.9	62.7	7.2	111.9
Capital expenditures	19.8	14.4	34.3	3.5	72.0
2015
Net sales	$1,035.6	$529.3	$2,045.1	$161.9	$3,771.9
Income (loss) from operations	75.5	28.3	215.1	(22.9)	296.0
Depreciation	30.5	11.5	60.4	5.8	108.2
Capital expenditures	26.0	10.0	47.3	18.0	101.3
Assets
As of June 30, 2016	$985.5	$645.7	$1,979.1	$404.2	$4,014.5
As of December 31, 2015	$943.7	$490.0	$1,757.2	$346.3	$3,537.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment income from operations	$169.1	$196.9	$236.2	$296.0
Corporate expenses	(31.3)	(27.4)	(61.0)	(56.4)
Stock compensation expense	(5.7)	(4.7)	(10.8)	(6.9)
Restructuring expenses	(2.1)	(4.0)	(4.0)	(14.6)
Amortization of intangibles	(11.4)	(10.9)	(22.4)	(21.4)
Consolidated income from operations	$118.6	$149.9	$138.0	$196.7

	June 30, 2016	December 31, 2015
Segment assets	$4,014.5	$3,537.2
Cash and cash equivalents	324.7	426.7
Receivables from affiliates	50.7	70.1
Investments in affiliates	424.7	392.9
Deferred tax assets, other current and noncurrent assets	504.4	448.6
Intangible assets, net	520.8	507.7
Goodwill	1,176.1	1,114.5
Consolidated total assets	$7,015.9	$6,497.7

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

At June 30, 2016, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $13.9 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2020. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

The Company sells a majority of its wholesale receivables in North America and Europe to its 49% owned U.S., Canadian and European finance joint ventures, and a portion of its wholesale receivables in Brazil to its Brazilian finance joint venture. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Legal Claims and Other Matters

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through June 30, 2016, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $40.9 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

GENERAL
Our operations are subject to the cyclical nature of the agricultural industry. Sales of our equipment are affected by changes in net cash farm income, farm land values, weather conditions, the demand for agricultural commodities, commodity prices and general economic conditions. We record sales when we sell equipment and replacement parts to our independent dealers, distributors and other customers. To the extent possible, we attempt to sell products to our dealers and distributors on a level basis throughout the year to reduce the effect of seasonal demands on manufacturing operations and to minimize our investment in inventories. However, retail sales by dealers to farmers are highly seasonal and are a function of the timing of the planting and harvesting seasons. As a result, our net sales have historically been the lowest in the first quarter and have increased in subsequent quarters.

RESULTS OF OPERATIONS
For the three months ended June 30, 2016, we generated net income of $50.3 million, or $0.61 per share, compared to net income of $107.1 million, or $1.22 per share, for the same period in 2015. For the first six months of 2016, we generated net income of $58.1 million, or $0.70 per share, compared to net income of $137.2 million, or $1.55 per share, for the same period in 2015.

Net sales during the three and six months ended June 30, 2016 were $1,995.6 million and $3,554.9 million, respectively, which were approximately 3.6% and 5.8% lower than the three and six months ended June 30, 2015 due to weaker global market conditions and the negative impact of foreign currency translation.

Income from operations for the three months ended June 30, 2016 was $118.6 million compared to $149.9 million for the same period in 2015. Income from operations was $138.0 million for the six months ended June 30, 2016 compared to $196.7 million for the same period in 2015. The decrease in income from operations for the three and six months was primarily a result of lower net sales and production levels, a weaker product mix and higher engineering expenses compared to the same periods in the prior year.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”) region increased in the three months ended June 30, 2016 compared to the same period in 2015. Higher net sales and production volumes during the second quarter ended June 30, 2016 helped to bolster operating income in the region. For the six months ended June 30, 2016, income from operations decreased in our EAME region compared to the same period in 2015 due to lower sales and production volumes, a weaker sales mix and higher engineering expenses. In the North American region, a decline in net sales and production volumes coupled with a weaker sales mix negatively impacted income from operations during the three and six months ended June 30, 2016 compared to the same periods in 2015. Income from operations in our South American region also decreased in both the three and six months ended June 30, 2016 compared to the same periods in 2015 due to lower sales and production volumes, material cost inflation and a weaker mix of sales. The operating results in our Asia/Pacific region improved in both the three and six months ended June 30, 2016 compared to the same periods in 2015 due to higher net sales and production levels in China.

Industry Market Conditions
Growing global grain stocks have resulted in lower prices for all major agricultural commodities, which negatively impacts farm income. As a result of more challenging farm economics, industry demand continued to soften in all major agricultural equipment markets during the first six months of 2016 compared to the first six months of 2015.

In North America, industry unit retail sales of utility and high horsepower tractors for the first six months of 2016 decreased by approximately 10% compared to the first six months of 2015. Industry unit retail sales of combines for the first six months of 2016 decreased by approximately 19% compared to the first six months of 2015. Retail sales were significantly lower for high horsepower tractors, sprayers and combines, partially offset by stable retail sales for smaller and mid-sized tractors.

In Western Europe, industry unit retail sales of tractors for the first six months of 2016 decreased by approximately 1% compared to the first six months of 2015. Industry unit retail sales of combines for the first six months of 2016 decreased by approximately 9% compared to the first six months of 2015. Difficult economic conditions for dairy producers and lower commodity prices in the arable farming sector negatively impacted market demand across Western Europe, with declines most pronounced in Germany and the United Kingdom, partially offset by increases in France.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

South American industry unit retail sales of tractors in the first six months of 2016 decreased approximately 30% compared to the same period in 2015. Industry unit retail sales of combines for the first six months of 2016 decreased by approximately 15% compared to the first six months of 2015. The decline was most pronounced in Brazil. In Brazil, political uncertainty and the depressed general economy negatively impacted industry retail sales.

STATEMENTS OF OPERATIONS
Net sales for the three months ended June 30, 2016 were $1,995.6 million compared to $2,069.3 million for the same period in 2015. Net sales for the six months ended June 30, 2016 were $3,554.9 million compared to $3,771.9 million for the same period in 2015. Foreign currency translation negatively impacted net sales by approximately $51.7 million, or 2.5%, in the three months ended June 30, 2016 and by approximately $139.9 million, or 3.7% during the six months ended June 30, 2016.

The following tables sets forth, for the three and six months ended June 30, 2016, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended June 30,		Change		Change Due to Currency Translation
	2016	2015	$	%	$	%
North America	$498.9	$563.1	$(64.2)	(11.4)%	$(7.0)	(1.2)%
South America	203.4	280.3	(76.9)	(27.4)%	(36.8)	(13.1)%
Europe/Africa/Middle East	1,185.3	1,137.0	48.3	4.2%	(4.0)	(0.4)%
Asia/Pacific	108.0	88.9	19.1	21.5%	(3.9)	(4.4)%
	$1,995.6	$2,069.3	$(73.7)	(3.6)%	$(51.7)	(2.5)%

	Six Months Ended June 30,		Change		Change Due to Currency Translation
	2016	2015	$	%	$	%
North America	$907.3	$1,035.6	$(128.3)	(12.4)%	$(16.1)	(1.6)%
South America	347.6	529.3	(181.7)	(34.3)%	(88.8)	(16.8)%
Europe/Africa/Middle East	2,109.4	2,045.1	64.3	3.1%	(26.5)	(1.3)%
Asia/Pacific	190.6	161.9	28.7	17.7%	(8.5)	(5.3)%
	$3,554.9	$3,771.9	$(217.0)	(5.8)%	$(139.9)	(3.7)%

Regionally, net sales in North America decreased during the three and six months ended June 30, 2016 compared to the same periods in 2015. Decreases in net sales of high horsepower tractors, implements and grain storage and handling equipment were partially offset by modest net sales growth in parts, low horsepower tractors and protein production equipment. In the EAME region, net sales increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. Higher sales in France, Scandinavia and Finland were partially offset by net sales declines in Germany and Africa. Net sales in South America decreased during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to significant sales declines in Brazil, which were partially offset by growth in Argentina. In the Asia/Pacific region, net sales increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase in net sales during the three and six months ended June 30, 2016 was primarily driven by net sales growth in China. We estimate worldwide average price increases were approximately 0.8% and 1.2% during the three and six months ended June 30, 2016, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised approximately 61% of our net sales in both the three and six months ended June 30, 2016, decreased approximately 5% and 6% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Unit sales of tractors and combines decreased approximately 4% and 7%, respectively for the three and six months ended June 30, 2016, compared to the same periods in 2015. The difference between the unit sales decrease and the decrease in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended June 30,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Gross profit	$427.0	21.4%	$449.6	21.7%
Selling, general and administrative expenses	217.8	10.9%	213.1	10.3%
Engineering expenses	77.1	3.9%	71.7	3.5%
Restructuring expenses	2.1	0.1%	4.0	0.2%
Amortization of intangibles	11.4	0.6%	10.9	0.5%
Income from operations	$118.6	5.9%	$149.9	7.2%

	Six Months Ended June 30,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Gross profit	$741.7	20.9%	$797.5	21.1%
Selling, general and administrative expenses	429.0	12.1%	424.3	11.2%
Engineering expenses	148.3	4.2%	140.5	3.7%
Restructuring expenses	4.0	0.1%	14.6	0.4%
Amortization of intangibles	22.4	0.6%	21.4	0.6%
Income from operations	$138.0	3.9%	$196.7	5.2%

Gross profit as a percentage of net sales decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015. The impact of lower net sales and production levels as well as a weaker product mix were partially offset by benefits from material cost containment and productivity initiatives. Production hours were slightly lower for the three months ended June 30, 2016 and decreased approximately 6% for the six months ended June 30, 2016 compared to the same periods in 2015. We recorded approximately $0.5 million and $0.9 million of stock compensation expense within cost of goods sold during the three and six months ended June 30, 2016, respectively, compared to approximately $0.3 million and $0.5 million for the comparable periods in 2015, respectively, as is more fully explained below and in Note 4 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses and engineering expenses increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to the decline in net sales. Engineering spending also increased to support investments in future new product introductions during the three and six months ended June 30, 2016. We recorded approximately $5.7 million and $10.8 million of stock compensation expense within SG&A expenses during the three and six months ended June 30, 2016, respectively, compared to $4.7 million and $6.9 million during the same periods in 2015, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.

The restructuring expenses of $2.1 million and $4.0 million recorded during the three and six months ended June 30, 2016, respectively, were primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 3 to our Condensed Consolidated Financial Statements for further information.

Interest expense, net was approximately $11.9 million and $22.4 million for the three and six months ended June 30, 2016, respectively, compared to approximately $11.3 million and $21.5 million for the comparable periods in 2015. The increase was primarily due to lower interest income during the three and six months ended June 30, 2016 as compared to the same periods in 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Other expense, net was approximately $16.0 million and $27.3 million for the three and six months ended June 30, 2016 compared to $9.5 million and $19.3 million during the same periods in 2015, respectively. The increase in other expense, net during the three and six months ended June 30, 2016 was primarily a result of higher foreign exchange losses compared to the same periods in 2015. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $4.7 million and $9.5 million for the three and six months ended June 30, 2016, respectively, compared to approximately $4.4 million and $9.4 million for the comparable periods in 2015.

We recorded an income tax provision of approximately $54.8 million and $54.4 million for the three and six months ended June 30, 2016, respectively, compared to an income tax provision of approximately $37.9 million and $48.5 million for the comparable periods in 2015. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the three months ended June 30, 2016, we recorded a non-cash deferred tax adjustment of approximately $31.6 million to establish a valuation allowance against our U.S. net deferred income tax assets for previous periods. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at June 30, 2016 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. We believe it is more likely than not that we will realize our remaining deferred tax assets, net of the valuation allowance, in future years.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $13.5 million and $25.7 million for the three and six months ended June 30, 2016, respectively, compared to approximately $14.4 million and $28.1 million for the comparable periods in 2015, respectively. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

FINANCE JOINT VENTURES
Our AGCO Finance joint ventures provide both retail financing and wholesale financing to our dealers in the United States, Canada, Brazil, Europe, Argentina and Australia. The joint ventures are owned 49% by AGCO and 51% by a wholly-owned subsidiary of Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), a financial institution based in the Netherlands. The majority of the assets of the finance joint ventures represent finance receivables. The majority of the liabilities represent notes payable and accrued interest. Under the various joint venture agreements, Rabobank or its affiliates provide financing to the joint ventures, primarily through lines of credit. We do not guarantee the debt obligations of the joint ventures. As of June 30, 2016, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $393.3 million compared to $359.4 million as of December 31, 2015. The total finance portfolio in our finance joint ventures was approximately $8.3 billion and $8.0 billion as of June 30, 2016 and December 31, 2015, respectively. The total finance portfolio as of June 30, 2016 included approximately $6.9 billion of retail receivables and $1.4 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2015 included approximately $6.7 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the six months ended June 30, 2016, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $24.0 million compared to $26.2 million for the same period in 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities. We believe that the following facilities, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

June 30, 2016
1.056% Senior term loan due 2020	$221.7
Credit facility, expiring 2020	455.9
Senior term loan due 2021	332.6
5 7/8% Senior notes due 2021	307.3
Other long-term debt	158.7
Debt issuance costs	(3.8)
$1,472.4

In addition, while we are in complete compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information regarding our current facilities.

Our accounts receivable sales agreements in North America and Europe permit the sale, on an ongoing basis, of a majority of our receivables to our 49% owned U.S., Canadian and European finance joint ventures, and our accounts receivables agreement in Brazil permits the sale, on an ongoing basis, of a portion of our wholesale receivables to our Brazilian finance joint venture. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of June 30, 2016 and December 31, 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.3 billion and $1.1 billion, respectively.

Our finance joint ventures in Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements also are without recourse to us. As of June 30, 2016 and December 31, 2015, these finance joint ventures had approximately $20.7 million and $17.7 million, respectively, of outstanding accounts receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $64.6 million for the first six months of 2016 compared to cash flows provided by operating activities of approximately $28.0 million for the first six months of 2015. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,160.1 million in working capital at June 30, 2016 as compared with $712.9 million at December 31, 2015 and $1,209.3 million at June 30, 2015. Accounts receivable and inventories, combined, at June 30, 2016 were $449.9 million higher and $153.4 million lower than at December 31, 2015 and June 30, 2015, respectively. The decrease in accounts receivable and inventories as of June 30, 2016 as compared to June 30, 2015 was primarily a result of a decrease in production levels as well as the negative impact of foreign currency translation.

Capital expenditures for the first six months of 2016 were $72.0 million compared to $101.3 million for the first six months of 2015. We anticipate that capital expenditures for the full year of 2016 will be approximately $250.0 million and will primarily be used to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 33.1% and 30.0% at June 30, 2016 and December 31, 2015, respectively.

Share Repurchase Program

During the six months ended June 30, 2016, we entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $120.0 million of shares of our common stock.  We received approximately 2,349,735 shares during the six months ended June 30, 2016 related to the ASR agreements.  All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.

Of the $1,050.0 million in approved share repurchase programs, the remaining amount authorized to be repurchased is approximately $123.9 million.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At June 30, 2016, we have outstanding guarantees of indebtedness owed to third parties of approximately $13.9 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America and Europe to our 49% owned U.S., Canadian and European finance joint ventures, and a portion of our wholesale accounts receivables to our finance joint venture in Brazil. At June 30, 2016, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,873.0 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Industry demand for farm equipment is expected to weaken in all regions for the full year of 2016 compared to 2015 resulting from lower commodity prices and reduced farm income levels. Our net sales in 2016 are expected to decrease compared to 2015, primarily due to the projected industry decline and unfavorable currency translation impacts. Gross and operating margins, as well as net income, are expected to be below 2015 levels due to the negative impact of lower sales and production volumes, a weaker product mix and an expected increase in engineering expenses. Benefits from our cost reduction initiatives are expected to partially offset the volume-related impacts.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.”  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries, increased regulatory complexities, and increased currency volatility, any of which could adversely affect our operations and financial results.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. As of the second quarter of 2016, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2016 through April 30, 2016	—	$—	—	$183.9
May 1, 2016 through May 31, 2016 (2)(3)	1,159,248	$51.07	1,159,248	$123.9
June 1, 2016 through June 30, 2016 (3)	215,868	$51.99	215,868	$123.9
Total	1,375,116	$51.07	1,375,116	$123.9

(1) Our Board of Directors’ authorization to repurchase these shares expires in December 2016.

(2) In February 2016, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $60.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 974,619 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In May 2016, the remaining 221,015 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

(3) In May 2016, we entered into an ASR agreement with a third-party financial institution to repurchase $60.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 938,233 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. In June 2016, the remaining 215,868 shares under the ASR agreement were delivered. As reflected in the table above, the average price paid per share for the ASR agreement was the volume-weighted average stock price of our common stock over the term of the ASR agreement. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

2.1	Share Sale Agreement Relating to Cimbria Holdings Limited dated June 29, 2016	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2016	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)