Form 10-Q
period 2016-09-30
AGCO CORP /DE
filed 2016-11-08
CIK 880266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
For the quarter ended September 30, 2016
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
As of November 4, 2016, AGCO Corporation had 80,266,681 shares of common stock outstanding. AGCO Corporation is a large accelerated filer.
AGCO Corporation is a well-known seasoned issuer and is not a shell company.

AGCO CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$297.8	$426.7
Accounts and notes receivable, net	1,055.5	836.8
Inventories, net	1,781.3	1,423.4
Other current assets	294.5	211.4
Total current assets	3,429.1	2,898.3
Property, plant and equipment, net	1,388.2	1,347.1
Investment in affiliates	435.3	392.9
Deferred tax assets	86.7	100.7
Other assets	147.9	136.5
Intangible assets, net	637.1	507.7
Goodwill	1,416.7	1,114.5
Total assets	$7,541.0	$6,497.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$109.5	$89.0
Senior term loan	—	217.2
Accounts payable	694.8	625.6
Accrued expenses	1,146.8	1,106.9
Other current liabilities	206.9	146.7
Total current liabilities	2,158.0	2,185.4
Long-term debt, less current portion and debt issuance costs	1,875.8	925.2
Pensions and postretirement health care benefits	211.0	233.9
Deferred tax liabilities	130.0	86.4
Other noncurrent liabilities	204.6	183.5
Total liabilities	4,579.4	3,614.4
Commitments and contingencies (Note 17)
Stockholders’ Equity:
AGCO Corporation stockholders’ equity:
Preferred stock; $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding in 2016 and 2015	—	—
Common stock; $0.01 par value, 150,000,000 shares authorized, 80,264,462 and 83,814,809 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	0.8	0.8
Additional paid-in capital	147.2	301.7
Retained earnings	4,062.0	3,996.0
Accumulated other comprehensive loss	(1,309.8)	(1,460.2)
Total AGCO Corporation stockholders’ equity	2,900.2	2,838.3
Noncontrolling interests	61.4	45.0
Total stockholders’ equity	2,961.6	2,883.3
Total liabilities and stockholders’ equity	$7,541.0	$6,497.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Three Months Ended September 30,
	2016	2015
Net sales	$1,761.6	$1,736.4
Cost of goods sold	1,408.1	1,370.7
Gross profit	353.5	365.7
Selling, general and administrative expenses	214.1	205.8
Engineering expenses	66.0	70.0
Restructuring expenses	1.5	—
Amortization of intangibles	12.9	10.8
Income from operations	59.0	79.1
Interest expense, net	12.1	10.6
Other income, net	(0.2)	(2.1)
Income before income taxes and equity in net earnings of affiliates	47.1	70.6
Income tax provision	19.5	17.6
Income before equity in net earnings of affiliates	27.6	53.0
Equity in net earnings of affiliates	11.8	14.2
Net income	39.4	67.2
Net loss (income) attributable to noncontrolling interests	0.6	(0.1)
Net income attributable to AGCO Corporation and subsidiaries	$40.0	$67.1
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$0.50	$0.77
Diluted	$0.50	$0.77
Cash dividends declared and paid per common share	$0.13	$0.12
Weighted average number of common and common equivalent shares outstanding:
Basic	80.7	86.6
Diluted	80.8	86.7

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in millions, except per share data)

	Nine Months Ended September 30,
	2016	2015
Net sales	$5,316.5	$5,508.3
Cost of goods sold	4,221.3	4,345.1
Gross profit	1,095.2	1,163.2
Selling, general and administrative expenses	643.1	630.1
Engineering expenses	214.3	210.5
Restructuring expenses	5.5	14.6
Amortization of intangibles	35.3	32.2
Income from operations	197.0	275.8
Interest expense, net	34.5	32.1
Other expense, net	27.1	17.2
Income before income taxes and equity in net earnings of affiliates	135.4	226.5
Income tax provision	73.9	66.1
Income before equity in net earnings of affiliates	61.5	160.4
Equity in net earnings of affiliates	37.5	42.3
Net income	99.0	202.7
Net (income) loss attributable to noncontrolling interests	(0.9)	1.6
Net income attributable to AGCO Corporation and subsidiaries	$98.1	$204.3
Net income per common share attributable to AGCO Corporation and subsidiaries:
Basic	$1.20	$2.33
Diluted	$1.20	$2.33
Cash dividends declared and paid per common share	$0.39	$0.36
Weighted average number of common and common equivalent shares outstanding:
Basic	81.9	87.7
Diluted	82.0	87.8

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Three Months Ended September 30,
	2016	2015
Net income	$39.4	$67.2
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(12.5)	(240.0)
Defined benefit pension plans, net of tax	2.4	2.3
Unrealized gain (loss) on derivatives, net of tax	1.7	(0.2)
Other comprehensive loss, net of reclassification adjustments	(8.4)	(237.9)
Comprehensive income (loss)	31.0	(170.7)
Comprehensive loss attributable to noncontrolling interests	0.3	2.5
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$31.3	$(168.2)

	Nine Months Ended September 30,
	2016	2015
Net income	$99.0	$202.7
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	149.1	(517.5)
Defined benefit pension plans, net of tax	7.5	6.7
Unrealized loss on derivatives, net of tax	(5.1)	(1.7)
Other comprehensive income (loss), net of reclassification adjustments	151.5	(512.5)
Comprehensive income (loss)	250.5	(309.8)
Comprehensive (income) loss attributable to noncontrolling interests	(2.0)	3.4
Comprehensive income (loss) attributable to AGCO Corporation and subsidiaries	$248.5	$(306.4)

See accompanying notes to condensed consolidated financial statements.

AGCO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$99.0	$202.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	167.0	162.0
Deferred debt issuance cost amortization	0.8	1.6
Amortization of intangibles	35.3	32.2
Stock compensation expense	19.3	10.6
Proceeds from termination of hedging instrument	7.3	—
Equity in net earnings of affiliates, net of cash received	(13.3)	(28.0)
Deferred income tax provision	13.6	(11.3)
Other	(0.1)	(0.2)
Changes in operating assets and liabilities, net of effects from purchase of businesses:
Accounts and notes receivable, net	(132.2)	(76.0)
Inventories, net	(251.3)	(140.2)
Other current and noncurrent assets	(57.2)	(79.5)
Accounts payable	(11.0)	58.3
Accrued expenses	(4.8)	(35.0)
Other current and noncurrent liabilities	0.2	(25.0)
Total adjustments	(226.4)	(130.5)
Net cash (used in) provided by operating activities	(127.4)	72.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(132.8)	(147.1)
Proceeds from sale of property, plant and equipment	1.3	1.2
Purchase of businesses, net of cash acquired	(383.6)	(25.4)
Investment in consolidated affiliates, net of cash acquired	(11.8)	—
Investment in unconsolidated affiliates	(1.7)	(5.2)
Restricted cash	0.4	(0.4)
Net cash used in investing activities	(528.2)	(176.9)
Cash flows from financing activities:
Proceeds from debt obligations, net	716.3	462.3
Purchases and retirement of common stock	(170.0)	(187.5)
Payment of dividends to stockholders	(32.1)	(31.7)
Payment of minimum tax withholdings on stock compensation	(1.9)	(6.2)
Payment of debt issuance costs	(0.5)	(0.7)
Net cash provided by financing activities	511.8	236.2
Effects of exchange rate changes on cash and cash equivalents	14.9	(69.8)
(Decrease) increase in cash and cash equivalents	(128.9)	61.7
Cash and cash equivalents, beginning of period	426.7	363.7
Cash and cash equivalents, end of period	$297.8	$425.4

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the standard eliminates the exception to the recognition of current and deferred income taxes for an intra-entity asset transfer other than for inventory until the asset has been sold to an outside party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods using a modified retrospective approach. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations, financial condition and cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 may be applied using a retrospective approach or a prospective approach, if impracticable to apply the amendments retrospectively. Early adoption is permitted in any interim or annual period. The Company expects to adopt ASU 2016-15 on January 1, 2017 and that the adoption will not have a material impact on its cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. This standard will likely impact the results of operations and financial condition of the Company’s finance joint ventures and as a result, will likely impact the Company’s “Investment in affiliates” and “Equity in net earnings of affiliates” upon adoption. The Company is currently evaluating the standard’s impact.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. ASU 2014-09 outlines a comprehensive, single revenue recognition model that provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers at an amount that reflects the consideration expected to be received in exchange for those goods or services. Additional disclosures also will be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 using either a full retrospective or a modified retrospective approach. Early adoption is not permitted. On July 9, 2015, the FASB delayed the effective date of ASU 2014-09 by one year or to reporting periods beginning after December 15, 2017. Early adoption is permitted, but not any earlier than the original effective date. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing,” ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and each have the same effective date as the original standard. The Company is currently evaluating the impact of adopting these standards on the Company’s results of operations and financial condition.

2.    ACQUISITIONS

On September 12, 2016, the Company acquired Cimbria Holdings Limited (Cimbria) for DKK 2,234.9 million (or approximately $337.5 million), net of cash acquired of approximately DKK 83.4 million (or approximately $12.6 million). Cimbria, headquartered in Thisted, Denmark, is a leading manufacturer of products and solutions for the processing, handling and storage of seed and grain. The acquisition was financed by the Company’s credit facility, which was subsequently refinanced in October 2016 through a group of related term loan agreements (Note 6).

The preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date are presented in the following table (in millions):

Current assets	$73.6
Property, plant and equipment	21.9
Intangible assets	128.9
Goodwill	237.8
Total assets acquired	462.2

Current liabilities	63.8
Deferred tax liabilities	38.5
Long-term debt and other noncurrent liabilities	9.8
Total liabilities assumed	112.1
Net assets acquired	$350.1

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The preliminary values of acquired identifiable intangible assets of Cimbria as of the date of the acquisition are summarized in the following table (in millions):

	Amount	Weighted-Average Useful Life
Customer relationships	$50.4	9	years
Technology	22.5	10	years
Trademarks	56.0	20	years
	$128.9

The results of operations of Cimbria have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The results of operations of the Cimbria acquisition and associated goodwill and identifiable intangibles have been preliminarily included in the Company’s Europe/Africa/Middle East geographical segment.

On February 2, 2016, the Company acquired Tecno Poultry Equipment S.p.A (“Tecno”) for approximately €58.7 million (or approximately $63.6 million). The Company acquired cash of approximately €17.6 million (or approximately $19.1 million) associated with the acquisition. Tecno, headquartered in Marsango di Campo San Martino, Italy, manufactures and supplies poultry housing and related products, including egg collection equipment and trolley feeding systems. The acquisition was financed through the Company’s credit facility (Note 6). The Company allocated the purchase price to the assets acquired and liabilities assumed based on estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, deferred revenue, property, plant and equipment, and customer relationship, technology and trademark identifiable intangible assets. The Company recorded approximately $27.5 million of customer relationship, technology and trademark identifiable intangible assets and approximately $20.2 million of goodwill associated with the acquisition. The results of operations of Tecno have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition.

The acquired identifiable intangible assets of Tecno as of the date of the acquisition are summarized in the following table (in millions):

	Amount	Weighted-Average Useful Life
Customer relationships	$15.7	10	years
Technology	7.9	10	years
Trademarks	3.9	10	years
	$27.5

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

3.    RESTRUCTURING EXPENSES

Since 2014, the Company has initiated several actions to rationalize employee headcount at various manufacturing facilities and administrative offices in order to reduce costs in response to softening global demand and reduced production volumes. During the nine months ended September 30, 2016, the Company recorded severance and related costs associated with various rationalizations in the United States, South America and Europe, connected with the termination of approximately 350 employees. The components of the restructuring expenses are summarized as follows (in millions):

	Employee Severance	Facility Closure Costs	Total
Balance as of December 31, 2015	$16.9	$—	$16.9
First quarter 2016 provision	1.9	—	1.9
First quarter 2016 cash activity	(3.4)	—	(3.4)
Foreign currency translation	0.6	—	0.6
Balance as of March 31, 2016	16.0	—	16.0
Second quarter 2016 provision	1.3	0.8	2.1
Second quarter 2016 cash activity	(3.2)	—	(3.2)
Foreign currency translation	(0.3)	—	(0.3)
Balance as of June 30, 2016	13.8	0.8	14.6
Third quarter 2016 provision	1.5	—	1.5
Third quarter 2016 cash activity	(2.8)	(0.1)	(2.9)
Foreign currency translation	0.2	—	0.2
Balance as of September 30, 2016	$12.7	$0.7	$13.4

4.    STOCK COMPENSATION PLANS

The Company recorded stock compensation expense as follows for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$0.7	$0.3	$1.6	$0.8
Selling, general and administrative expenses	7.2	3.2	18.0	10.1
Total stock compensation expense	$7.9	$3.5	$19.6	$10.9

Stock Incentive Plan

Under the Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), up to 10,000,000 shares of AGCO common stock may be issued. As of September 30, 2016, of the 10,000,000 shares reserved for issuance under the 2006 Plan, approximately 2,667,694 shares were available for grant, assuming the maximum number of shares are earned related to the performance award grants discussed below. The 2006 Plan allows the Company, under the direction of the Board of Directors’ Compensation Committee, to make grants of performance shares, stock appreciation rights, restricted stock units and restricted stock awards to employees, officers and non-employee directors of the Company.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Long-Term Incentive Plan and Related Performance Awards

The weighted average grant-date fair value of performance awards granted under the 2006 Plan during the nine months ended September 30, 2016 and 2015 was $47.93 and $45.54, respectively.

During the nine months ended September 30, 2016, the Company granted 1,351,350 performance awards related to varying performance periods. The awards granted assume the maximum target level of performance is achieved, as applicable. The compensation expense associated with all awards granted under the 2006 Plan is amortized ratably over the vesting or performance period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Performance award transactions during the nine months ended September 30, 2016 were as follows and are presented as if the Company were to achieve its maximum levels of performance under the plan awards:

Shares awarded but not earned at January 1	1,449,396
Shares awarded	1,351,350
Shares forfeited or unearned	(46,336)
Shares earned	—
Shares awarded but not earned at September 30	2,754,410

As of September 30, 2016, the total compensation cost related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved and earned, was approximately $51.0 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Restricted Stock Unit Awards

During the nine months ended September 30, 2016, the Company granted 141,202 restricted stock unit (“RSU”) awards. These awards entitle the participant to receive one share of the Company’s common stock for each RSU granted and vest one-third per year over a three-year requisite service period. The compensation expense associated with these awards is amortized ratably over the requisite service period for the awards that are expected to vest. The weighted average grant-date fair value of the RSUs granted under the 2006 Plan during the nine months ended September 30, 2016 and 2015 was $45.10 and $44.03, respectively. RSU transactions during the nine months ended September 30, 2016 were as follows:

Shares awarded but not vested at January 1	137,396
Shares awarded	141,202
Shares forfeited	(5,372)
Shares vested	(46,883)
Shares awarded but not vested at September 30	226,343

As of September 30, 2016, the total compensation cost related to the unvested RSUs not yet recognized was approximately $7.4 million, and the weighted average period over which it is expected to be recognized is approximately two years.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Stock-Settled Appreciation Rights

Compensation expense associated with the stock-settled appreciation rights (“SSAR”) awards is amortized ratably over the requisite service period for the awards that are expected to vest. The Company estimated the fair value of the grants using the Black-Scholes option pricing model. SSAR transactions during the nine months ended September 30, 2016 were as follows:

SSARs outstanding at January 1	1,319,911
SSARs granted	298,700
SSARs exercised	(93,150)
SSARs canceled or forfeited	(14,650)
SSARs outstanding at September 30	1,510,811

Director Restricted Stock Grants

The 2006 Plan provides for annual restricted stock grants of the Company’s common stock to all non-employee directors. The 2016 grant was made on April 28, 2016 and equated to 20,232 shares of common stock, of which 15,395 shares of common stock were issued after shares were withheld for taxes. The Company recorded stock compensation expense of approximately $1.1 million during the nine months ended September 30, 2016 associated with these grants.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of acquired intangible assets during the nine months ended September 30, 2016 are summarized as follows (in millions):

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Gross carrying amounts:
Balance as of December 31, 2015	$122.2	$492.3	$92.5	$9.1	$716.1
Acquisitions	61.2	69.0	32.3	—	162.5
Foreign currency translation	0.5	6.1	2.0	(0.2)	8.4
Balance as of September 30, 2016	$183.9	$567.4	$126.8	$8.9	$887.0

	Trademarks and Tradenames	Customer Relationships	Patents and Technology	Land Use Rights	Total
Accumulated amortization:
Balance as of December 31, 2015	$41.9	$193.8	$55.1	$2.9	$293.7
Amortization expense	5.5	25.9	3.8	0.1	35.3
Foreign currency translation	0.3	5.7	1.5	(0.2)	7.3
Balance as of September 30, 2016	$47.7	$225.4	$60.4	$2.8	$336.3

Trademarks and Tradenames
Indefinite-lived intangible assets:
Balance as of December 31, 2015	$85.3
Foreign currency translation	1.1
Balance as of September 30, 2016	$86.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The Company currently amortizes certain acquired intangible assets, primarily on a straight-line basis, over their estimated useful lives, which range from five to 50 years.

Changes in the carrying amount of goodwill during the nine months ended September 30, 2016 are summarized as follows (in millions):

	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
Balance as of December 31, 2015	$518.7	$114.4	$425.2	$56.2	$1,114.5
Acquisitions	25.1	—	243.9	—	269.0
Foreign currency translation	—	24.5	8.6	0.1	33.2
Balance as of September 30, 2016	$543.8	$138.9	$677.7	$56.3	$1,416.7

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each fiscal year.

6.    INDEBTEDNESS

Indebtedness consisted of the following at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
1.056% Senior term loan due 2020	$224.8	$217.2
Credit facility, expiring 2020	953.8	338.9
Senior term loan due 2021	337.2	—
5 7/8% Senior notes due 2021	306.9	297.4
4 1/2% Senior term loan due 2016	—	217.2
Other long-term debt	166.2	164.3
Debt issuance costs	(3.6)	(3.6)
	1,985.3	1,231.4
Less: Current portion of other long-term debt	(109.5)	(89.0)
4 1/2% Senior term loan due 2016	—	(217.2)
Total indebtedness, less current portion	$1,875.8	$925.2

1.056% Senior Term Loan

In December 2014, the Company entered into a term loan with the European Investment Bank, which provided the Company with the ability to borrow up to €200.0 million. The €200.0 million (or approximately $224.8 million as of September 30, 2016) of funding was received on January 15, 2015 with a maturity date of January 15, 2020. The Company has the ability to prepay the term loan before its maturity date. Interest is payable on the term loan at 1.056% per annum, payable quarterly in arrears.

Credit Facility

The Company’s revolving credit and term loan facility consists of an $800.0 million multi-currency revolving credit facility and a €312.0 million (or approximately $350.7 million as of September 30, 2016) term loan facility. The maturity date of the credit facility is June 26, 2020. Under the credit facility agreement, interest accrues on amounts outstanding, at the Company’s option, depending on the currency borrowed, at either (1) LIBOR or EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which is equal to the higher of (i) the administrative agent’s base lending rate for the applicable currency, (ii) the federal funds rate plus 0.5%, and (iii) one-month LIBOR for loans denominated in U.S. dollars plus 1.0% plus a margin ranging from 0.0% to 0.25% based on the Company’s leverage ratio. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the term loan facility’s floating interest rate to a fixed interest rate of 0.33% plus the applicable margin over the remaining life of the term loan facility. As of September 30, 2016, the Company had $953.8 million of outstanding borrowings under the credit facility and availability to borrow approximately $196.9 million under the facility. Approximately $603.1 million was outstanding under the multi-

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

currency revolving credit facility and €312.0 million (or approximately $350.7 million) was outstanding under the term loan facility as of September 30, 2016. As of December 31, 2015, no amounts were outstanding under the Company’s multi-currency revolving credit facility, and the Company had the ability to borrow approximately $800.0 million under the facility. Approximately €312.0 million (or approximately $338.9 million) was outstanding under the term loan facility as of December 31, 2015.

During 2015, the Company designated its €312.0 million ($350.7 million as of September 30, 2016) term loan facility as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. See Note 11 for additional information about the net investment hedge.

Senior Term Loan

On April 26, 2016, the Company entered into two term loan agreements with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), in the amount of €100.0 million and €200.0 million, respectively. The €300.0 million (or approximately $337.2 million as of September 30, 2016) of funding was received on April 26, 2016 and was partially used to repay the Company’s 4½% senior term loan with Rabobank which was due May 2, 2016. The Company received net proceeds of approximately €99.6 million (or approximately $112.2 million) after debt issuance costs. The provisions of the two term loans are identical in nature. The Company has the ability to prepay the term loans before their maturity date on April 26, 2021. Interest is payable on the term loans per annum, equal to the EURIBOR plus a margin ranging from 1.0% to 1.75% based on the Company’s net leverage ratio. Interest is paid quarterly in arrears.

5 7/8%  Senior Notes

The Company’s $306.9 million of 5 7/8% senior notes due December 1, 2021 constitute senior unsecured and unsubordinated indebtedness. Interest is payable on the notes semi-annually in arrears. At any time prior to September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the redemption date at the treasury rate plus 0.5%, plus accrued and unpaid interest, including additional interest, if any. Beginning September 1, 2021, the Company may redeem the notes, in whole or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any. As is more fully described in Note 11, the Company entered into an interest rate swap in 2015 to convert the senior notes’ fixed interest rate to a floating interest rate over the remaining life of the senior notes. During the second quarter of 2016, the Company terminated the interest rate swap. As a result, the Company recorded a deferred gain of approximately $7.3 million associated with the termination, which will be amortized as a reduction to “Interest expense, net” over the remaining term of the 5 7/8% senior notes through December 1, 2021. As of September 30, 2016, the unamortized portion of the deferred gain was approximately $6.9 million and the amortization for both the three and nine months ended September 30, 2016 was approximately $0.4 million.

Former 4 1/2% Senior Term Loan

On April 26, 2016, the Company repaid its €200.0 million (or approximately $225.4 million) 4 1/2% senior term loan with Rabobank that was due May 2, 2016. The Company had the ability to prepay the term loan before its maturity date. Interest was payable on the term loan at 4 1/2% per annum, payable quarterly in arrears.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Term Loans

On October 19, 2016, the Company borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. The €375.0 million (or approximately $411.5 million as of October 19, 2016) was used to repay borrowings made under the Company’s revolving credit facility, which funded the acquisition of Cimbria (Note 2).  The Company received net proceeds of approximately €373.2 million (or approximately $409.5 million as of October 19, 2016) after debt issuance costs. The provisions of the term loan agreements are identical in nature, with the exception of interest rate terms and maturities. The Company has the ability to prepay the term loans before their maturity dates. Interest is payable on the term loans in arrears either semi-annually or annually as provided below (in millions):

Term Loan Amount	Maturity Date	Floating or Fixed Interest Rate	Interest Rate	Interest Payment
€1.0	October 19, 2019	Floating	EURIBOR + 0.75%	Semi-Annually
55.0	October 19, 2019	Fixed	0.75%	Annually
25.5	October 19, 2021	Floating	EURIBOR + 1.00%	Semi-Annually
166.5	October 19, 2021	Fixed	1.00%	Annually
1.0	October 19, 2023	Floating	EURIBOR + 1.25%	Semi-Annually
73.5	October 19, 2023	Fixed	1.33%	Annually
52.5	October 19, 2026	Fixed	1.98%	Annually
€375.0

Standby Letters of Credit and Similar Instruments

The Company has arrangements with various banks to issue standby letters of credit or similar instruments, which guarantee the Company’s obligations for the purchase or sale of certain inventories and for potential claims exposure for insurance coverage. At September 30, 2016 and December 31, 2015, outstanding letters of credit totaled $17.3 million and $17.5 million, respectively.

7.    INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 were as follows (in millions):

	September 30, 2016	December 31, 2015
Finished goods	$741.9	$523.1
Repair and replacement parts	548.0	515.4
Work in process	150.6	97.5
Raw materials	340.8	287.4
Inventories, net	$1,781.3	$1,423.4

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

8.    PRODUCT WARRANTY

The warranty reserve activity for the three and nine months ended September 30, 2016 and 2015 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$240.6	$261.3	$230.3	$284.6
Acquisitions	3.1	—	3.7	—
Accruals for warranties issued during the period	43.3	33.2	138.7	110.5
Settlements made (in cash or in kind) during the period	(40.1)	(45.7)	(128.3)	(132.8)
Foreign currency translation	2.0	(3.7)	4.5	(17.2)
Balance at September 30	$248.9	$245.1	$248.9	$245.1

The Company’s agricultural equipment products generally are warranted against defects in material and workmanship for a period of one to four years. The Company accrues for future warranty costs at the time of sale based on historical warranty experience. Approximately $215.1 million and $195.2 million of warranty reserves are included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. Approximately $33.8 million and $35.1 million of warranty reserves are included in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.

9.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per common share assumes the exercise of outstanding SSARs and the vesting of performance share awards and RSUs using the treasury stock method when the effects of such assumptions are dilutive. A reconciliation of net income attributable to AGCO Corporation and its subsidiaries and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015 is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$40.0	$67.1	$98.1	$204.3
Weighted average number of common shares outstanding	80.7	86.6	81.9	87.7
Basic net income per share attributable to AGCO Corporation and subsidiaries	$0.50	$0.77	$1.20	$2.33
Diluted net income per share:
Net income attributable to AGCO Corporation and subsidiaries	$40.0	$67.1	$98.1	$204.3
Weighted average number of common shares outstanding	80.7	86.6	81.9	87.7
Dilutive SSARs, performance share awards and RSUs	0.1	0.1	0.1	0.1
Weighted average number of common shares and common share equivalents outstanding for purposes of computing diluted net income per share	80.8	86.7	82.0	87.8
Diluted net income per share attributable to AGCO Corporation and subsidiaries	$0.50	$0.77	$1.20	$2.33

SSARs to purchase approximately 1.5 million and 1.2 million shares of the Company’s common stock for the three and nine months ended September 30, 2016, respectively, and approximately 0.9 million shares of the Company’s common stock for the three and nine months ended September 30, 2015 were outstanding but not included in the calculation of weighted average common and common equivalent shares outstanding because they had an antidilutive impact.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

10.    INCOME TAXES

At September 30, 2016 and December 31, 2015, the Company had approximately $147.7 million and $133.0 million, respectively, of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2016 and December 31, 2015, the Company had approximately $54.8 million and $61.2 million, respectively, of accrued or deferred taxes related to uncertain income tax positions connected with ongoing income tax audits in various jurisdictions that it expects to settle or pay in the next 12 months. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At September 30, 2016 and December 31, 2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $19.2 million and $18.3 million, respectively. Generally, tax years 2010 through 2015 remain open to examination by taxing authorities in the United States and certain other foreign tax jurisdictions.
During the second quarter of 2016, the Company recorded a non-cash deferred income tax charge of approximately $31.6 million to increase the valuation allowance on its deferred income tax assets in the United States for previous periods. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at September 30, 2016 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that the Company will realize its remaining deferred tax assets, net of the valuation allowance, in future years.

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

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Derivative Transactions Designated as Hedging Instruments

Foreign Currency Contracts

During 2016 and 2015, the Company designated certain foreign currency contracts as cash flow hedges of expected future sales and purchases. The effective portion of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive loss and were subsequently reclassified into cost of goods sold during the period the sales and purchases were recognized. These amounts offset the effect of the changes in foreign currency rates on the related sale and purchase transactions. The amount of the net (gain) loss recorded in other comprehensive income (loss) that was reclassified into cost of goods sold during the nine months ended September 30, 2016 and 2015 was approximately $(0.3) million and $1.6 million, respectively, on an after-tax basis. The Company had outstanding foreign currency contracts with a notional amount of approximately $56.2 million as of September 30, 2016 that were entered into to hedge forecasted sale and purchase transactions. As of December 31, 2015, there were no outstanding foreign currency contracts. The outstanding contracts as of September 30, 2016 range in maturity through December 2016.

Interest Rate Swap Contracts

Cash Flow Hedge

During the third quarter of 2015, the Company entered into an interest rate swap instrument with a notional amount of €312.0 million (or approximately $350.7 million as of September 30, 2016) and an expiration date of June 26, 2020. The swap was designated and accounted for as a cash flow hedge. Under the swap agreement, the Company pays a fixed interest rate of 0.33% plus the applicable margin, and the counterparty to the agreement pays a floating interest rate based on the three-month EURIBOR.

Changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss). These amounts are subsequently reclassified into “Interest expense, net” as a rate adjustment in the same period in which the related interest on the Company’s floating rate term loan facility affects earnings. For the three and nine months ended September 30, 2016, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $0.1 million and $7.5 million, respectively, which was recorded in other comprehensive (loss) income. For both the three and nine months ended September 30, 2015, the effective portion of the unrealized change in fair value, net of tax, was a loss of approximately $1.5 million, which was recorded in other comprehensive loss. The amount of the net loss recorded in other comprehensive (loss) income that was reclassified into “Interest expense, net” during the three and nine months ended September 30, 2016 was approximately $0.5 million and $1.4 million, respectively, on an after-tax basis. The amount of the net loss recorded in other comprehensive loss that was reclassified into “Interest expense, net” during both the three and nine months ended September 30, 2015 was approximately $0.1 million on an after-tax basis. There was no ineffectiveness during the nine months ended September 30, 2016.

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

During the second quarter of 2016, the Company terminated the existing interest rate swap transaction and received cash proceeds of approximately $7.3 million. The resulting gain was deferred and is being amortized as a reduction to “Interest expense, net” over the remaining term of the Company’s 5 7/8% senior notes through December 1, 2021. Refer to Note 6 for further information.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the derivatives held by the Company during the nine months ended September 30, 2016 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated derivative net losses as of December 31, 2015	$(3.3)	$(1.3)	$(2.0)
Net changes in fair value of derivatives	(6.2)	0.1	(6.3)
Net losses reclassified from accumulated other comprehensive loss into income	1.1	(0.1)	1.2
Accumulated derivative net losses as of September 30, 2016	$(8.4)	$(1.3)	$(7.1)

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

During 2015, the Company designated its €312.0 million (or approximately $350.7 million as of September 30, 2016) term loan facility with a maturity date of June 26, 2020 as a hedge of its net investment in foreign operations to offset foreign currency translation gains or losses on the net investment. As of September 30, 2016, approximately $4.3 million of foreign currency losses were included in the cumulative translation adjustment component of accumulated other comprehensive loss.

There was no ineffectiveness with respect to the net investment hedge discussed above during the nine months ended September 30, 2016.

Derivative Transactions Not Designated as Hedging Instruments

During 2016 and 2015, the Company entered into foreign currency contracts to economically hedge receivables and payables on the Company and its subsidiaries’ balance sheets that are denominated in foreign currencies other than the functional currency. These contracts were classified as non-designated derivative instruments.

As of September 30, 2016 and December 31, 2015, the Company had outstanding foreign currency contracts with a notional amount of approximately $1,724.9 million and $1,533.9 million, respectively, that were entered into to economically hedge receivables and payables that were denominated in foreign currencies other than the functional currency. Changes in the fair value of these contracts are reported in “Other expense, net.” For the three and nine months ended September 30, 2016, the Company recorded a net gain of less than $0.1 million and approximately $14.3 million, respectively, within “Other expense, net” within the Company’s Condensed Consolidated Statements of Operations related to these contracts. For the three and nine months ended September 30, 2015, the Company recorded a net loss of approximately $6.5 million and $46.8 million, respectively, within “Other expense, net” within the Company’s Condensed Consolidated Statements of Operations related to these contracts. Gains and losses on such contracts are substantially offset by losses and gains on the remeasurement of the underlying asset or liability being hedged.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The table below sets forth the fair value of derivative instruments as of September 30, 2016 (in millions):

	Asset Derivatives as of September 30, 2016		Liability Derivatives as of September 30, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Foreign currency contracts	Other current assets	$1.0	Other current liabilities	$0.1
Interest rate swap contracts	Other noncurrent assets	—	Other noncurrent liabilities	9.3
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	6.0	Other current liabilities	3.1
Total derivative instruments		$7.0		$12.5

The table below sets forth the fair value of derivative instruments as of December 31, 2015 (in millions):

	Asset Derivatives as of December 31, 2015		Liability Derivatives as of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	Other noncurrent liabilities	$5.9
Derivative instruments not designated as hedging instruments:
Foreign currency contracts	Other current assets	4.8	Other current liabilities	7.9
Total derivative instruments		$4.8		$13.8

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

12.    CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity attributed to AGCO Corporation and its subsidiaries and to noncontrolling interests for the nine months ended September 30, 2016 (in millions):

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2015	$0.8	$301.7	$3,996.0	$(1,460.2)	$45.0	$2,883.3
Stock compensation	—	19.3	—	—	—	19.3
Issuance of RSUs	—	(0.9)	—	—	—	(0.9)
SSARs exercised	—	(0.7)	—	—	—	(0.7)
Comprehensive income:
Net income	—	—	98.1	—	0.9	99.0
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	—	—	—	148.0	1.1	149.1
Defined benefit pension plans, net of tax	—	—	—	7.5	—	7.5
Unrealized loss on derivatives, net of tax	—	—	—	(5.1)	—	(5.1)
Payment of dividends to stockholders	—	—	(32.1)	—	—	(32.1)
Purchases and retirement of common stock	—	(170.0)	—	—	—	(170.0)
Investment by noncontrolling interests	—	—	—	—	12.2	12.2
Change in noncontrolling interest	—	(2.2)	—	—	2.2	—
Balance, September 30, 2016	$0.8	$147.2	$4,062.0	$(1,309.8)	$61.4	$2,961.6

Total comprehensive (loss) income attributable to noncontrolling interests for the three and nine months ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(0.6)	$0.1	$0.9	$(1.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments	0.3	(2.6)	1.1	(1.8)
Total comprehensive (loss) income	$(0.3)	$(2.5)	$2.0	$(3.4)

The following table sets forth changes in accumulated other comprehensive loss by component, net of tax, attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2016 (in millions):

	Defined Benefit Pension Plans	Deferred Net (Losses) Gains on Derivatives	Cumulative Translation Adjustment	Total
Accumulated other comprehensive loss, December 31, 2015	$(249.0)	$(2.0)	$(1,209.2)	$(1,460.2)
Other comprehensive (loss) income before reclassifications	—	(6.3)	148.0	141.7
Net losses reclassified from accumulated other comprehensive loss	7.5	1.2	—	8.7
Other comprehensive income (loss), net of reclassification adjustments	7.5	(5.1)	148.0	150.4
Accumulated other comprehensive loss, September 30, 2016	$(241.5)	$(7.1)	$(1,061.2)	$(1,309.8)

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the three months ended September 30, 2016 and 2015 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three months ended September 30, 2016 (1)	Three months ended September 30, 2015 (1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(0.3)	$0.6	Cost of goods sold
Net losses on interest rate swap contracts	0.5	0.1	Interest expense, net
Reclassification before tax	0.2	0.7
	0.1	(0.1)	Income tax benefit (provision)
Reclassification net of tax	$0.3	$0.6

Defined benefit pension plans:
Amortization of net actuarial loss	$2.5	$2.9	(2)
Amortization of prior service cost	0.3	0.1	(2)
Reclassification before tax	2.8	3.0
	(0.4)	(0.7)	Income tax provision
Reclassification net of tax	$2.4	$2.3

Net losses reclassified from accumulated other comprehensive loss	$2.7	$2.9
____________________________________
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table sets forth reclassification adjustments out of accumulated other comprehensive loss by component attributed to AGCO Corporation and its subsidiaries for the nine months ended September 30, 2016 and 2015 (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item within the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Nine months ended September 30, 2016 (1)	Nine months ended September 30, 2015 (1)
Derivatives:
Net (gains) losses on foreign currency contracts	$(0.3)	$1.8	Cost of goods sold
Net losses on interest rate swap contracts	1.4	0.1	Interest expense, net
Reclassification before tax	1.1	1.9
	0.1	(0.2)	Income tax benefit (provision)
Reclassification net of tax	$1.2	$1.7

Defined benefit pension plans:
Amortization of net actuarial loss	$7.8	$8.5	(2)
Amortization of prior service cost	0.9	0.4	(2)
Reclassification before tax	8.7	8.9
	(1.2)	(2.2)	Income tax provision
Reclassification net of tax	$7.5	$6.7

Net losses reclassified from accumulated other comprehensive loss	$8.7	$8.4
____________________________________
(1) (Gains) losses included within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost. See Note 14 to the Company’s Condensed Consolidated Financial Statements.

Share Repurchase Program

During the nine months ended September 30, 2016, the Company entered into accelerated share repurchase (“ASR”)agreements with a financial institution to repurchase an aggregate of $170.0 million of shares of the Company’s common stock.  The Company received approximately 3,201,161 shares during the nine months ended September 30, 2016 related to the ASR agreements. All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within the Company’s Condensed Consolidated Balance Sheets.

The remaining amount of shares authorized to be repurchased under approved share repurchase programs is approximately $73.9 million.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

13.    ACCOUNTS RECEIVABLE SALES AGREEMENTS

As of September 30, 2016 and December 31, 2015, the Company had accounts receivable sales agreements that permit the sale, on an ongoing basis, of a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. As of both September 30, 2016 and December 31, 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion.

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
Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.3 million and $13.8 million during the three and nine months ended September 30, 2016, respectively. Losses on sales of receivables associated with the accounts receivable financing facilities discussed above, reflected within “Other expense, net” in the Company’s Condensed Consolidated Statements of Operations, were approximately $4.0 million and $13.4 million during the three and nine months ended September 30, 2015, respectively.

The Company’s finance joint ventures in Brazil and Australia also provide wholesale financing directly to the Company’s dealers. The receivables associated with these arrangements are without recourse to the Company. The Company does not service the receivables after the sale occurs and does not maintain any direct retained interest in the receivables. As of September 30, 2016 and December 31, 2015, these finance joint ventures had approximately $27.8 million and $17.7 million, respectively, of outstanding accounts receivable associated with these arrangements. The Company reviewed its accounting for these arrangements and determined that these arrangements should be accounted for as off-balance sheet transactions.

In addition, the Company sells certain trade receivables under factoring arrangements to other financial institutions around the world. The Company reviewed the sale of such receivables and determined that these arrangements should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

14.    EMPLOYEE BENEFIT PLANS

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the three months ended September 30, 2016 and 2015 are set forth below (in millions):

	Three Months Ended September 30,
Pension benefits	2016	2015
Service cost	$4.1	$4.6
Interest cost	6.2	7.8
Expected return on plan assets	(9.8)	(11.2)
Amortization of net actuarial loss	2.5	2.8
Amortization of prior service cost	0.3	0.1
Net periodic pension cost	$3.3	$4.1

	Three Months Ended September 30,
Postretirement benefits	2016	2015
Interest cost	$0.3	$0.3
Amortization of net actuarial loss	—	0.1
Net periodic postretirement benefit cost	$0.3	$0.4

Net periodic pension and postretirement benefit cost for the Company’s defined pension and postretirement benefit plans for the nine months ended September 30, 2016 and 2015 are set forth below (in millions):

	Nine Months Ended September 30,
Pension benefits	2016	2015
Service cost	$12.3	$13.9
Interest cost	19.0	23.4
Expected return on plan assets	(30.2)	(33.4)
Amortization of net actuarial loss	7.8	8.4
Amortization of prior service cost	0.8	0.3
Net periodic pension cost	$9.7	$12.6

	Nine Months Ended September 30,
Postretirement benefits	2016	2015
Interest cost	$1.1	$1.0
Amortization of net actuarial loss	—	0.1
Amortization of prior service cost	0.1	0.1
Net periodic postretirement benefit cost	$1.2	$1.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

The following table summarizes the activity in accumulated other comprehensive loss related to the Company’s defined pension and postretirement benefit plans during the nine months ended September 30, 2016 (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Accumulated other comprehensive loss as of December 31, 2015	$(336.6)	$(87.6)	$(249.0)
Amortization of net actuarial loss	7.8	1.2	6.6
Amortization of prior service cost	0.9	—	0.9
Accumulated other comprehensive loss as of September 30, 2016	$(327.9)	$(86.4)	$(241.5)

During the nine months ended September 30, 2016, approximately $24.1 million of contributions had been made to the Company’s defined pension benefit plans. The Company currently estimates its minimum contributions for 2016 to its defined pension benefit plans will aggregate approximately $31.6 million.
During the nine months ended September 30, 2016, the Company made approximately $1.3 million of contributions to its postretirement health care and life insurance benefit plans. The Company currently estimates that it will make approximately $1.5 million of contributions to its postretirement health care and life insurance benefit plans during 2016.

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

The Company’s trading securities as of December 31, 2015 consisted of foreign-based government bonds. The fair value of the Company’s investments in trading securities classified as Level 2 were priced using nonbinding market prices that were corroborated by observable market data.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized below (in millions):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$7.0	$—	$7.0
Derivative liabilities	$—	$12.5	$—	$12.5

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$4.8	$—	$4.8
Derivative liabilities	$—	$13.8	$—	$13.8
Long-term debt	$—	$297.4	$—	$297.4
Trading securities	$—	$6.6	$—	$6.6

The carrying amounts of long-term debt under the Company’s 1.056% senior term loan, credit facility, senior term loan due 2021 and 5 7/8% senior notes (Note 6) approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

16.    SEGMENT REPORTING

The Company’s four reportable segments distribute a full range of agricultural equipment and related replacement parts. The Company evaluates segment performance primarily based on income (loss) from operations. Sales for each segment are based on the location of the third-party customer. The Company’s selling, general and administrative expenses and engineering expenses are charged to each segment based on the region and division where the expenses are incurred. As a result, the components of income (loss) from operations for one segment may not be comparable to another segment. Segment results for the three and nine months ended September 30, 2016 and 2015 and assets as of September 30, 2016 and December 31, 2015 based on the Company’s reportable segments are as follows (in millions):

Three Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2016
Net sales	$453.0	$261.8	$909.5	$137.3	$1,761.6
Income from operations	21.1	5.9	78.3	4.6	109.9
Depreciation	14.4	6.2	30.4	4.1	55.1
Capital expenditures	11.3	26.7	22.8	—	60.8
2015
Net sales	$494.9	$231.4	$894.3	$115.8	$1,736.4
Income (loss) from operations	40.9	10.5	68.9	(2.5)	117.8
Depreciation	16.0	4.9	29.5	3.4	53.8
Capital expenditures	10.3	7.4	18.4	9.7	45.8

Nine Months Ended September 30,	North America	South America	Europe/Africa/ Middle East	Asia/ Pacific	Consolidated
2016
Net sales	$1,360.3	$609.4	$3,018.9	$327.9	$5,316.5
Income from operations	44.0	6.3	291.9	3.9	346.1
Depreciation	46.5	16.1	93.1	11.3	167.0
Capital expenditures	31.1	41.1	57.1	3.5	132.8
2015
Net sales	$1,530.5	$760.7	$2,939.4	$277.7	$5,508.3
Income (loss) from operations	116.4	38.8	284.0	(25.4)	413.8
Depreciation	46.5	16.4	89.9	9.2	162.0
Capital expenditures	36.3	17.4	65.7	27.7	147.1
Assets
As of September 30, 2016	$1,006.1	$707.9	$2,039.7	$410.0	$4,163.7
As of December 31, 2015	$943.7	$490.0	$1,757.2	$346.3	$3,537.2

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

A reconciliation from the segment information to the consolidated balances for income from operations and total assets is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment income from operations	$109.9	$117.8	$346.1	$413.8
Corporate expenses	(29.3)	(24.7)	(90.3)	(81.1)
Stock compensation expense	(7.2)	(3.2)	(18.0)	(10.1)
Restructuring expenses	(1.5)	—	(5.5)	(14.6)
Amortization of intangibles	(12.9)	(10.8)	(35.3)	(32.2)
Consolidated income from operations	$59.0	$79.1	$197.0	$275.8

	September 30, 2016	December 31, 2015
Segment assets	$4,163.7	$3,537.2
Cash and cash equivalents	297.8	426.7
Receivables from affiliates	61.3	70.1
Investments in affiliates	435.3	392.9
Deferred tax assets, other current and noncurrent assets	529.1	448.6
Intangible assets, net	637.1	507.7
Goodwill	1,416.7	1,114.5
Consolidated total assets	$7,541.0	$6,497.7

17.    COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Guarantees

The Company maintains a remarketing agreement with its U.S. finance joint venture, whereby the Company is obligated to repurchase repossessed inventory at market values. The Company has an agreement with its U.S. finance joint venture, AGCO Finance LLC, which limits the Company’s purchase obligations under this arrangement to $6.0 million in the aggregate per calendar year. The Company believes that any losses that might be incurred on the resale of this equipment will not materially impact the Company’s financial position or results of operations due to the fair value of the underlying equipment.

At September 30, 2016, the Company has outstanding guarantees of indebtedness owed to third parties of approximately $13.7 million, primarily related to dealer and end-user financing of equipment. Such guarantees generally obligate the Company to repay outstanding finance obligations owed to financial institutions if dealers or end users default on such loans through 2020. The Company believes the credit risk associated with these guarantees is not material to its financial position or results of operations. Losses under such guarantees have historically been insignificant. In addition, the Company generally would expect to be able to recover a significant portion of the amounts paid under such guarantees from the sale of the underlying financed farm equipment, as the fair value of such equipment is expected to be sufficient to offset a substantial portion of the amounts paid.

Other

The Company sells a majority of its wholesale receivables in North America, Europe and Brazil to its U.S., Canadian, European and Brazilian finance joint ventures. The Company also sells certain accounts receivable under factoring arrangements to financial institutions around the world. The Company reviewed the sale of such receivables and determined that these facilities should be accounted for as off-balance sheet transactions.

Notes to Condensed Consolidated Financial Statements - Continued
(unaudited)

Legal Claims and Other Matters

In August 2008, as part of routine audits, the Brazilian taxing authorities disallowed deductions relating to the amortization of certain goodwill recognized in connection with a reorganization of the Company’s Brazilian operations and the related transfer of certain assets to the Company’s Brazilian subsidiaries. The amount of the tax disallowance through September 30, 2016, not including interest and penalties, was approximately 131.5 million Brazilian reais (or approximately $40.4 million). The amount ultimately in dispute will be greater because of interest and penalties. The Company has been advised by its legal and tax advisors that its position with respect to the deductions is allowable under the tax laws of Brazil. The Company is contesting the disallowance and believes that it is not likely that the assessment, interest or penalties will be required to be paid. However, the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which could take several years.

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2016, we generated net income of $40.0 million, or $0.50 per share, compared to net income of $67.1 million, or $0.77 per share, for the same period in 2015. For the first nine months of 2016, we generated net income of $98.1 million, or $1.20 per share, compared to net income of $204.3 million, or $2.33 per share, for the same period in 2015.

Net sales during the three months ended September 30, 2016 were $1,761.6 million which were approximately 1.5% higher than the same period in 2015 primarily due to the benefit of net sales from new acquisitions, largely offset by the negative impact of foreign currency translation. Net sales during the nine months ended September 30, 2016 were $5,316.5 million which were approximately 3.5% lower than the same period in the prior year primarily due to weaker global market conditions and the negative impact of foreign currency translation.

Income from operations for the three months ended September 30, 2016 was $59.0 million compared to $79.1 million for the same period in 2015. Income from operations was $197.0 million for the nine months ended September 30, 2016 compared to $275.8 million for the same period in 2015. The decrease in income from operations for the three months ended September 30, 2016 was primarily due to lower production levels and a weaker sales mix compared to the same period in the prior year. The decrease in income from operations for the nine months ended September 30, 2016 was primarily due to lower net sales and production levels, a weaker product mix and the negative impact of currency translation compared to the same prior year period.

Regionally, income from operations in our Europe/Africa/Middle East (“EAME”) region increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015. Higher net sales helped to bolster operating income in the region, which was partially offset by the negative impact of currency translation. In the North American region, a decline in net sales and production volumes coupled with a weaker sales mix negatively impacted income from operations during the three and nine months ended September 30, 2016 compared to the same periods in 2015. Income from operations in our South American region also decreased in both the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to lower sales and production volumes, material cost inflation and the negative impact of currency translation. The operating results in our Asia/Pacific region improved in the nine months ended September 30, 2016 compared to the same periods in 2015 due to higher net sales and production levels in China.

Industry Market Conditions
Growing global grain stocks have resulted in lower prices for all major agricultural commodities, which negatively impacts farm income. As a result of more challenging farm economics, industry demand continued to soften in all major agricultural equipment markets during the first nine months of 2016 compared to the first nine months of 2015.

In North America, industry unit retail sales of utility and high horsepower tractors for the first nine months of 2016 decreased by approximately 11% compared to the first nine months of 2015. Industry unit retail sales of combines for the first nine months of 2016 decreased by approximately 20% compared to the first nine months of 2015. Retail sales were significantly lower for high horsepower tractors, sprayers and combines, partially offset by stable retail sales for smaller and mid-sized tractors.

In Western Europe, industry unit retail sales of tractors for the first nine months of 2016 increased slightly by approximately 1% compared to the first nine months of 2015. Industry unit retail sales of combines for the first nine months of 2016 decreased by approximately 11% compared to the first nine months of 2015. Difficult economic conditions for dairy

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

producers and lower commodity prices in the arable farming sector negatively impacted market demand across Western Europe, with declines most pronounced in Germany and the United Kingdom.

South American industry unit retail sales of tractors in the first nine months of 2016 decreased approximately 16% compared to the same period in 2015. Industry unit retail sales of combines for the first nine months of 2016 decreased by approximately 5% compared to the first nine months of 2015. The decline in the first nine months of 2016 was most pronounced in Brazil, where political uncertainty and the depressed general economy negatively impacted industry retail sales. However, the improving political landscape during the third quarter of 2016 in Brazil resulted in industry growth from third quarter 2015 depressed levels.

STATEMENTS OF OPERATIONS
Net sales for the three months ended September 30, 2016 were $1,761.6 million compared to $1,736.4 million for the same period in 2015. Net sales for the nine months ended September 30, 2016 were $5,316.5 million compared to $5,508.3 million for the same period in 2015. Foreign currency translation negatively impacted net sales by approximately $20.2 million, or 1.2%, in the three months ended September 30, 2016 and by approximately $160.1 million, or 2.9% during the nine months ended September 30, 2016.

The following tables sets forth, for the three and nine months ended September 30, 2016, the impact to net sales of currency translation by geographical segment (in millions, except percentages):

	Three Months Ended September 30,		Change		Change Due to Currency Translation
	2016	2015	$	%	$	%
North America	$453.0	$494.9	$(41.9)	(8.5)%	$(3.7)	(0.7)%
South America	261.8	231.4	30.4	13.1%	(1.7)	(0.7)%
Europe/Africa/Middle East	909.5	894.3	15.2	1.7%	(16.5)	(1.8)%
Asia/Pacific	137.3	115.8	21.5	18.6%	1.7	1.5%
	$1,761.6	$1,736.4	$25.2	1.5%	$(20.2)	(1.2)%

	Nine Months Ended September 30,		Change		Change Due to Currency Translation
	2016	2015	$	%	$	%
North America	$1,360.3	$1,530.5	$(170.2)	(11.1)%	$(19.8)	(1.3)%
South America	609.4	760.7	(151.3)	(19.9)%	(90.5)	(11.9)%
Europe/Africa/Middle East	3,018.9	2,939.4	79.5	2.7%	(43.0)	(1.5)%
Asia/Pacific	327.9	277.7	50.2	18.1%	(6.8)	(2.4)%
	$5,316.5	$5,508.3	$(191.8)	(3.5)%	$(160.1)	(2.9)%

Regionally, net sales in North America decreased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. Decreases in net sales of high horsepower tractors, grain storage and handling equipment, as well as hay tools, were partially offset by net sales growth in low and mid-size horsepower tractors. In the EAME region, net sales increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. Higher net sales during the nine months ended September 30, 2016 in France and Scandinavia were partially offset by net sales declines in Germany and Africa. Net sales in South America increased during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to increased sales in Brazil as a result of improved market demand. Net sales in South America decreased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to significant sales declines in the first half of of 2016 in Brazil, which were partially offset by growth in Argentina. In the Asia/Pacific region, net sales increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in net sales during the nine months ended September 30, 2016 was primarily driven by net sales growth in China. We estimate worldwide average price increases were approximately 1.3% and 1.2% during the

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

three and nine months ended September 30, 2016, respectively, compared to the same prior year periods. Consolidated net sales of tractors and combines, which comprised approximately 58% and 60% of our net sales in the three and nine months ended September 30, 2016, respectively, increased approximately 3% and decreased approximately 3% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Unit sales of tractors and combines increased approximately 5% for the three months ended September 30, 2016, compared to the same period in 2015. Unit sales of tractors and combines decreased approximately 3% for the nine months ended September 30, 2016, compared to the same period in 2015. The difference between the unit sales change and the change in net sales was primarily the result of foreign currency translation, pricing and sales mix changes.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our Condensed Consolidated Statements of Operations (in millions, except percentages):

	Three Months Ended September 30,
	2016		2015
	$	% of Net Sales(1)	$	% of Net Sales
Gross profit	$353.5	20.1%	$365.7	21.1%
Selling, general and administrative expenses	214.1	12.2%	205.8	11.9%
Engineering expenses	66.0	3.7%	70.0	4.0%
Restructuring expenses	1.5	0.1%	—	—%
Amortization of intangibles	12.9	0.7%	10.8	0.6%
Income from operations	$59.0	3.3%	$79.1	4.6%

	Nine Months Ended September 30,
	2016		2015
	$	% of Net Sales	$	% of Net Sales
Gross profit	$1,095.2	20.6%	$1,163.2	21.1%
Selling, general and administrative expenses	643.1	12.1%	630.1	11.4%
Engineering expenses	214.3	4.0%	210.5	3.8%
Restructuring expenses	5.5	0.1%	14.6	0.3%
Amortization of intangibles	35.3	0.7%	32.2	0.6%
Income from operations	$197.0	3.7%	$275.8	5.0%

____________________________________

(1)	Rounding may impact summation of amounts.

Gross profit as a percentage of net sales decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The impact of lower net sales and production levels as well as a weaker product mix were partially offset by benefits from material cost containment and productivity initiatives. Production hours decreased approximately 10% and 9% for the three and nine months ended September 30, 2016 respectively compared to the same periods in 2015. We recorded approximately $0.7 million and $1.6 million of stock compensation expense within cost of goods sold during the three and nine months ended September 30, 2016, respectively, compared to approximately $0.3 million and $0.8 million for the comparable periods in 2015, respectively, as is more fully explained below and in Note 4 to our Condensed Consolidated Financial Statements.

Selling, general and administrative (“SG&A”) expenses and engineering expenses combined remained relatively flat as a percentage of sales for the three and nine months ended September 30, 2016 compared to the same periods in 2015. Engineering spending increased for the nine months ended September 30, 2016 to support investments in future new product introductions. We recorded approximately $7.2 million and $18.0 million of stock compensation expense within SG&A expenses during the three and nine months ended September 30, 2016, respectively, compared to $3.2 million and $10.1 million during the same periods in 2015, as is more fully explained in Note 4 to our Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The restructuring expenses of $1.5 million and $5.5 million recorded during the three and nine months ended September 30, 2016, respectively, were primarily related to severance and other related costs associated with the rationalization of certain manufacturing operations and administrative offices located in Europe, South America and the United States. Refer to Note 3 to our Condensed Consolidated Financial Statements for further information.

Interest expense, net was approximately $12.1 million and $34.5 million for the three and nine months ended September 30, 2016, respectively, compared to approximately $10.6 million and $32.1 million for the comparable periods in 2015. The increase was primarily due to lower interest income during the three and nine months ended September 30, 2016 as compared to the same periods in 2015.

Other income, net was approximately $0.2 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively. Other expense, net was approximately $27.1 million and $17.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in other income, net during the three months ended September 30, 2016 was primarily a result of slightly lower foreign exchange gains compared to the same period in 2015. The increase in other expense, net during the nine months ended September 30, 2016 was primarily a result of higher foreign exchange losses compared to the same period in 2015. Losses on sales of receivables, primarily related to our accounts receivable sales agreements with our finance joint ventures in North America, Europe and Brazil, were approximately $4.3 million and $13.8 million for the three and nine months ended September 30, 2016, respectively, compared to approximately $4.0 million and $13.4 million for the comparable periods in 2015.

We recorded an income tax provision of approximately $19.5 million and $73.9 million for the three and nine months ended September 30, 2016, respectively, compared to an income tax provision of approximately $17.6 million and $66.1 million for the comparable periods in 2015. Our effective tax rate varies from period to period due to the mix of taxable income and losses in the various tax jurisdictions in which we operate. During the nine months ended September 30, 2016, we recorded a non-cash deferred tax adjustment of approximately $31.6 million to establish a valuation allowance against our U.S. net deferred income tax assets for previous periods. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assessed the likelihood that our deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies and determined that the adjustment to the valuation allowance at September 30, 2016 was appropriate. In making this assessment, all available evidence was considered including the current economic climate, as well as reasonable tax planning strategies. We believe it is more likely than not that we will realize our remaining deferred tax assets, net of the valuation allowance, in future years.

Equity in net earnings of affiliates, which is primarily comprised of income from our finance joint ventures, was approximately $11.8 million and $37.5 million for the three and nine months ended September 30, 2016, respectively, compared to approximately $14.2 million and $42.3 million for the comparable periods in 2015, respectively. The decrease in the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily due to lower net earnings from certain finance joint ventures and other affiliates. Refer to “Finance Joint Ventures” for further information regarding our finance joint ventures and their results of operations.

RECENT ACQUISITION

On September 12, 2016, we acquired Cimbria Holdings Limited (Cimbria) for DKK 2,234.9 million (or approximately $337.5 million), net of cash acquired of approximately DKK 83.4 million (or approximately $12.6 million). Cimbria, headquartered in Thisted, Denmark, is a leading manufacturer of products and solutions for the processing, handling and storage of seed and grain. The acquisition was financed by our credit facility, which was subsequently refinanced in October 2016 through a group of related term loan agreements (Note 6). We allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired net assets primarily consisted of accounts receivable, inventories, accounts payable and accrued expenses, property, plant and equipment, deferred tax liabilities, and customer relationship, technology and trademark identifiable intangible assets. We recorded approximately $128.9 million of customer relationship, technology and trademark identifiable intangible assets and approximately $237.8 million of goodwill associated with the acquisition.

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
As of September 30, 2016, our capital investment in the finance joint ventures, which is included in “Investment in affiliates” on our Condensed Consolidated Balance Sheets, was approximately $402.1 million compared to $359.4 million as of December 31, 2015. The total finance portfolio in our finance joint ventures was approximately $8.2 billion and $8.0 billion as of September 30, 2016 and December 31, 2015, respectively. The total finance portfolio as of September 30, 2016 included approximately $6.9 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The total finance portfolio as of December 31, 2015 included approximately $6.7 billion of retail receivables and $1.3 billion of wholesale receivables from AGCO dealers. The wholesale receivables either were sold directly to AGCO Finance without recourse from our operating companies or AGCO Finance provided the financing directly to the dealers. For the nine months ended September 30, 2016, our share in the earnings of the finance joint ventures, included in “Equity in net earnings of affiliates” within our Condensed Consolidated Statements of Operations, was $36.8 million compared to $39.4 million for the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES
Our financing requirements are subject to variations due to seasonal changes in inventory and receivable levels. Internally generated funds are supplemented when necessary from external sources, primarily our credit facility and accounts receivable sales agreement facilities. We believe that the following facilities and our new term loan agreements discussed below, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future (in millions):

September 30, 2016
1.056% Senior term loan due 2020	$224.8
Credit facility, expiring 2020	953.8
Senior term loan due 2021	337.2
5 7/8% Senior notes due 2021	306.9
Other long-term debt	166.2
Debt issuance costs	(3.6)
$1,985.3

In addition, while we are in compliance with the financial covenants contained in these facilities and currently expect to continue to maintain such compliance, should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information regarding our current facilities.

On October 19, 2016, we borrowed an aggregate amount of €375.0 million through a group of seven related term loan agreements. The €375.0 million (or approximately $411.5 million as of October 19, 2016) was used to repay borrowings made under our revolving credit facility, which funded the acquisition of Cimbria (refer to Note 2 to our Condensed Consolidated Financial Statements). We received net proceeds of approximately €373.2 million (or approximately $409.5 million as of October 19, 2016) after debt issuance costs. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information regarding the term loan agreements.

Our accounts receivable sales agreements in North America, Europe and Brazil permit the sale, on an ongoing basis, of a majority of our receivables to our U.S., Canadian, European and Brazilian finance joint ventures. The sales of all receivables are without recourse to us. We do not service the receivables after the sale occurs, and we do not maintain any direct retained interest in the receivables. These agreements are accounted for as off-balance sheet transactions and have the effect of reducing accounts receivable and short-term liabilities by the same amount. As of both September 30, 2016 and December 31, 2015, the cash received from receivables sold under the U.S., Canadian, European and Brazilian accounts receivable sales agreements was approximately $1.1 billion.

Our finance joint ventures in Brazil and Australia also provide wholesale financing directly to our dealers. The receivables associated with these arrangements are also without recourse to us. As of September 30, 2016 and December 31, 2015, these finance joint ventures had approximately $27.8 million and $17.7 million, respectively, of outstanding accounts

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

receivable associated with these arrangements. These arrangements are accounted for as off-balance sheet transactions. In addition, we sell certain trade receivables under factoring arrangements to other financial institutions around the world. These arrangements are also accounted for as off-balance sheet transactions.

Cash Flows

Cash flows used in operating activities were approximately $127.4 million for the first nine months of 2016 compared to cash flows provided by operating activities of approximately $72.2 million for the first nine months of 2015. Our working capital requirements are seasonal, with investments in working capital typically building in the first half of the year and then reducing in the second half of the year. We had $1,271.1 million in working capital at September 30, 2016 as compared to $712.9 million at December 31, 2015 and $1,288.3 million at September 30, 2015. Accounts receivable and inventories, combined, at September 30, 2016 were $576.6 million and $190.8 million higher than at December 31, 2015 and September 30, 2015, respectively. The increase in accounts receivable and inventories as of September 30, 2016 compared to the previous periods was primarily the result of acquisitions as well as the impact of foreign currency translation.

Capital expenditures for the first nine months of 2016 were $132.8 million compared to $147.1 million for the first nine months of 2015. We anticipate that capital expenditures for the full year of 2016 will be approximately $250.0 million and will primarily be used to support the development and enhancement of new and existing products, upgrade our system capabilities and improve our factory productivity.

Our debt to capitalization ratio, which is total indebtedness divided by the sum of total indebtedness and stockholders’ equity, was 40.2% and 30.0% at September 30, 2016 and December 31, 2015, respectively. The increase is primarily due to the additional indebtedness related to the financing of the Cimbria acquisition as well as the impact of our share repurchases discussed below.

Share Repurchase Program

During the nine months ended September 30, 2016, we entered into accelerated share repurchase (“ASR”) agreements with a financial institution to repurchase an aggregate of $170.0 million of shares of our common stock.  We received approximately 3,201,161 shares during the nine months ended September 30, 2016 related to the ASR agreements.  All shares received under the ASR agreements were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Additional paid-in capital” within our Condensed Consolidated Balance Sheets.

The remaining amount of shares authorized to be repurchased under approved share repurchase programs is approximately $73.9 million.

COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES
We are party to a number of commitments and other financial arrangements, which may include “off-balance sheet” arrangements. At September 30, 2016, we have outstanding guarantees of indebtedness owed to third parties of approximately $13.7 million, primarily related to dealer and end-user financing of equipment. We also sell a majority of our wholesale receivables in North America, Europe and Brazil to our U.S., Canadian, European and Brazilian finance joint ventures. At September 30, 2016, we had outstanding designated and non-designated foreign currency contracts with a gross notional amount of approximately $1,781.1 million. Refer to “Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk Management,” as well as to Notes 11, 13 and 17 to our Condensed Consolidated Financial Statements, for further discussion of these matters.

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

OUTLOOK
Industry demand for farm equipment is expected to weaken in all major markets for the full year of 2016 compared to 2015 resulting from lower commodity prices and reduced farm income levels. Our net sales in 2016 are expected to decrease compared to 2015, primarily due to the projected industry decline and unfavorable currency translation impacts partially offset by the impact of acquisition-related sales. Income from operations and net income are expected to be below 2015 levels due to the negative impact of lower sales and production volumes along with a weaker product mix. Benefits from our cost reduction initiatives are expected to partially offset the volume-related impacts.

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

Foreign Currency Risk Management
For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures About Market Risks” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. As of the third quarter of 2016, there has been no material change in our exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016, have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to various other legal claims and actions incidental to our business. These items are more fully discussed in Note 17 to our Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1, 2016 through July 31, 2016	—	$—	—	$123.9
August 1, 2016 through August 31, 2016 (2)	851,426	$46.98	851,426	$73.9
September 1, 2016 through September 30, 2016	—	$—	—	$73.9
Total	851,426	$46.98	851,426	$73.9

(1) Our Board of Directors’ authorization to repurchase these shares expires in December 2016.

(2) In August 2016, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $50.0 million of shares of our common stock. The ASR agreement resulted in the initial delivery of 851,426 shares of our common stock, representing approximately 80% of the shares expected to be repurchased in connection with the transaction. The ASR agreement is expected to be completed no later than the fourth quarter of 2016. The average price paid per share for the ASR agreement reflected in the table above was derived using the fair market value of the shares on the date the initial 851,426 shares were delivered. The amount that may yet be purchased under our share repurchase programs, as presented in the above table, was reduced by the entire $50.0 million payment. Refer to Note 12 to our Condensed Consolidated Financial Statements for a further discussion of this matter.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are AGCO Corporation

10.1	Loan Agreement with Bayerische Landesbank dated October 19, 2016 (2026 maturity)	Filed herewith

10.2	Loan Agreement with Bayerische Landesbank dated October 19, 2016 (2019 maturity)	Filed herewith

10.3	Loan Agreement with Bayerische Landesbank dated October 19, 2016 (2023 maturity)	Filed herewith

10.4	Loan Agreement with Bayerische Landesbank dated October 19, 2016 (2021 maturity)	Filed herewith

31.1	Certification of Martin Richenhagen	Filed herewith

31.2	Certification of Andrew H. Beck	Filed herewith

32.1	Certification of Martin Richenhagen and Andrew H. Beck	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2016	AGCO CORPORATION Registrant /s/ Andrew H. Beck
Andrew H. Beck Senior Vice President and Chief Financial Officer (Principal Financial Officer)